Form 10-K
period 1994-07-31
FERRELLGAS PARTNERS L P
filed 1994-10-20
CIK 922358

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended July 31, 1994
                               or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-11331

                    Ferrellgas Partners, L.P.
                        Ferrellgas, L.P.
                    Ferrellgas Finance Corp.

   (Exact name of registrants as specified in their charters)

           Delaware                     43-1675728
           Delaware                     43-1676206
           Delaware                     43-1677595
(States or other jurisdictions of      (I.R.S. Employer
 or incorporation or organization)     Identification Nos.)

           One Liberty Plaza, Liberty, Missouri  64068

     (Address of principal executive offices)    (Zip Code)

Registrants' telephone number, including area code (816) 792-1600

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
  Title of each class                which registered

    Common Units                   New York Stock Exchange


Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days.   Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [X]

The aggregate market value as of October 14, 1994, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately
$293,112,500.

At October 14, 1994, the registrants had units and shares of common stock outstanding as follows:
 Ferrellgas Partners, L.P. -  14,100,000     Common Units
                              16,593,721     Subordinated Units
 Ferrellgas Finance Corp.  -       1,000     Shares of $1 par value common stock

Documents Incorporated by Reference: None

                    FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS, L.P.
                      FERRELL FINANCE CORP.

                  1994 FORM 10-K ANNUAL REPORT

                        Table of Contents


                             PART I
ITEM 1.   BUSINESS
ITEM 2.   PROPERTIES
ITEM 3.   LEGAL PROCEEDINGS
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             PART II

ITEM 5.    MARKET FOR THE REGISTRANTS' UNITS AND RELATED UNITHOLDER MATTERS
ITEM 6.    SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

                            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
ITEM 11.    EXECUTIVE COMPENSATION
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                             PART I

ITEM 1.   BUSINESS.

Business of Ferrellgas Partners, L.P.

   Ferrellgas Partners, L.P. (the "MLP"), a publicly traded Delaware limited partnership, was formed April 19, 1994. In order to simplify the MLP's obligations under the laws of certain jurisdictions in which it conducts business, the MLP's activities are conducted through its subsidiary Ferrellgas, L.P. (the "Operating Partnership"). The MLP, with a 99% limited partner interest, is the sole limited partner of the Operating Partnership and together the MLP and the Operating Partnership will be referred to as the "Partnership". The Operating Partnership accounts for all of the MLP's consolidated assets, sales and earnings. Accordingly, a separate discussion of the results of operations, liquidity, and capital resources of the MLP is not presented. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for discussion of the Operating Partnership's results.

Business of Ferrellgas, L.P. (and the Partnership)

   The Operating Partnership, a Delaware limited partnership, was formed April 22, 1994, to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company", "Ferrellgas", and "General Partner"). The Company has retained a 1% general partner interest in Ferrellgas Partners, L.P. and also holds a 1% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

General

  The Partnership is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids. The discussion that follows focuses on the Partnership's retail operations and its other operations, which consist of propane and natural gas liquids trading operations, chemical feedstocks marketing and wholesale propane marketing, all of which were conveyed to the Partnership on July 5, 1994. All historical references prior to July 5, 1994 relate to the operations as conducted by the Company.

   The General Partner believes the Partnership is the third largest retail marketer of propane in the United States (as measured by gallons sold), serving approximately 600,000 residential, commercial, agricultural and industrial customers in 45 states and the District of Columbia through approximately 415 retail outlets with 238 satellite locations in 36 states (some outlets serve interstate markets). For the Operating Partnership's pro forma fiscal year ended July 31, 1994, and the Company's historical fiscal years ended July 31, 1993 and 1992, annual retail propane sales volumes were approximately 564 million, 553 million and 496 million gallons, respectively. The Partnership's pro forma (adjusted for the transactions described in Note A of the MLP's notes to consolidated financial statements) earnings before depreciation, amortization, interest and taxes ("EBITDA") was $97.4 million, $88.9 million and $87.1 million for the fiscal years ended July 31, 1994, 1993 and 1992, respectively. Pro forma net income was $39.9 million, $28.3 million and $26.0 million for the fiscal years ended July 31, 1994, 1993 and 1992, respectively. The retail propane business of the Partnership consists principally of transporting propane purchased through various suppliers to its retail distribution outlets, then to tanks located on its customers' premises, as well as to portable propane cylinders. The Partnership also believes  it  is  a leading natural gas liquids trading  company.
Annual propane and natural gas liquids trading, chemical feedstocks and wholesale propane sales volumes were approximately
1.7 billion, 1.2 billion and 1.3 billion gallons during the Operating Partnership's pro forma fiscal year ended July 31, 1994, and the Company's historical fiscal years ended July 31, 1993 and 1992, respectively.

Retail Operations

 Formation

   Ferrell Companies, Inc. ("Ferrell"), the parent of Ferrellgas, was founded in 1939 as a single retail propane outlet in
Atchison, Kansas and was incorporated in 1954. In 1984, a subsidiary was formed under the name Ferrellgas, Inc. to operate the retail propane business previously conducted by Ferrell. Ferrell is primarily owned by James E. Ferrell and his family. The Company's initial growth was largely the result of small acquisitions in the rural areas of eastern Kansas, northern and central Missouri, Iowa, Western Illinois, Southern Minnesota, South Dakota and Texas. In July 1984, the Company acquired propane operations with annual retail sales volumes of approximately 33 million gallons and in December 1986, the Company acquired propane operations with annual retail sales volumes of approximately 395 million gallons. These major acquisitions and many other smaller acquisitions have significantly expanded and diversified the Company's geographic coverage. In July 1994, the propane business and assets of the Company were contributed to the Partnership.

 Business Strategy

   The Partnership's business strategy is to continue Ferrellgas' historical focus on residential and commercial retail propane operations and to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States and through increased competitiveness and efforts to acquire new customers. The propane industry is relatively fragmented, with the ten largest retail distributors possessing less than 33% of the total retail propane market and much of the industry consisting of over 3,000 local or regional companies. The Partnership's retail operations account for approximately 6% of the retail propane purchased in the United States, as measured by gallons sold. Since 1986, and as of July 31, 1994, Ferrellgas has acquired 70 smaller independent propane retailers which Ferrellgas believes were not individually material. For the fiscal years ended July 31, 1990 to 1994, Ferrellgas spent approximately $18.0 million, $25.3 million, $10.1 million, $0.9 million and $3.4 million, respectively, for acquisitions of operations with annual retail sales of approximately 11.3 million, 18.0 million, 8.6 million,
0.7 million and 2.9 million gallons of propane, respectively.

    The Partnership intends to initially concentrate its acquisition activities in geographical areas in close proximity to the Company's existing operations and to acquire propane retailers that can be efficiently combined with such existing operations to provide an attractive return on investment after taking into account the efficiencies which may result from such combination. The Partnership will, however, also pursue acquisitions which broaden its geographic coverage. The
Partnership's goal in any acquisition will be to improve the operations and profitability of these smaller companies by integrating them into the Partnership's established supply network. The General Partner regularly evaluates a number of propane distribution companies which may be candidates for acquisition. The General Partner believes that there are numerous local retail propane distribution companies that are possible candidates for acquisition by the Partnership and that the Partnership's geographic diversity of operations helps to create many attractive acquisition opportunities for the Partnership. The Partnership intends to fund acquisitions through internal cash flow, external borrowings or the issuance of additional
Partnership interests. The Partnership's ability to accomplish these goals will be subject to the continued availability of acquisition candidates at prices attractive to the Partnership. There is no assurance the Partnership will be successful in increasing the level of acquisitions or that any acquisitions that are made will prove beneficial to the Partnership.

   In addition to growth through acquisitions, the Partnership believes that it can be successful in competing for new customers. Since 1989, Ferrellgas has experienced modest internal growth in its customer base. During that same period of time the quality of field management has been improved and improvements in operating efficiencies have been implemented. The residential and commercial retail propane distribution business has been characterized by a relatively stable customer base, primarily due to the expense of switching to alternative fuels, as well as the quality of service and personal relations. In addition, since safety regulations adopted in most states in which the Partnership operates prohibit propane retailers from filling tanks owned by other retailers, customers that lease tanks generally develop long-term relationships with their suppliers. The cost and inconvenience of switching tanks minimizes a customer's tendency to switch among suppliers of propane and among alternative fuels on the basis of minor variations in price. Based on its market surveys, the Partnership believes that within the retail propane industry approximately 12% of all residential propane users switch suppliers annually. The Partnership strives to minimize losses of existing customers while attracting as many new customers as possible. To achieve this objective extensive market research was conducted by Ferrellgas to determine the critical factors that cause customers to value their propane supplier. Based upon the results of such surveys, Ferrellgas has designed and implemented a monthly process of assessing customer satisfaction in each of its local retail markets. The Partnership believes that these surveys give it an advantage over its competitors, none of whom it is believed conduct comparable surveys. By highlighting specific areas of customer satisfaction, the Partnership believes that it can move quickly to both retain existing customers who are at risk, and gain new customers. Specific measures have been and are continuing to be designed to take advantage of the information gained regarding customer satisfaction. The Partnership has also begun the process of upgrading computer equipment and software in order to improve customer service and achieve efficiencies that enable local market personnel to direct more efforts towards sales activities.

   Approximately 70% of the Partnership's customers lease their tanks from the Partnership, as compared to approximately 60% of all propane customers nationwide. The Partnership believes there is a significant growth opportunity in marketing to the 40% of propane users that own their own tank. As a result, the Partnership has directly sought to identify locations where it can achieve rapid growth by marketing more effectively to these potential customers. Ferrellgas believes that since the commencement of this effort in August 1992, it has added thousands of new customers that own their own tank. For both customers who lease their tank, and customers that own their tank, the Partnership's continued ability to deliver propane to customers when needed and during periods of extreme demand, especially in remote areas and during inclement weather, will be critical to maintaining margins, maintaining the loyalty of its retail customers and expanding its customer base.

 Marketing

   Natural gas liquids are derived from petroleum products and sold in compressed or liquefied form. Propane, the predominant type of natural gas liquid, is typically extracted from natural gas or separated during crude oil refining. Although propane is gaseous at normal pressures, it is compressed into liquid form at relatively low pressures for storage and transportation. Propane is a clean-burning energy source, recognized for its transportability and ease of use relative to alternative forms of stand alone energy sources.

   The retail propane marketing business generally involves large numbers of small volume deliveries averaging approximately 200 gallons each. The market areas are generally rural but also include suburban areas where natural gas service is not available. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for certain industrial applications, including use as engine fuel, which is burned in internal combustion engines that power vehicles and forklifts and as a heating or energy source in manufacturing and drying processes.

   Profits in the retail propane business are primarily based on the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane on a short-term basis; therefore, its supply costs fluctuate with market price fluctuations. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced at least for the short-term until retail prices can be increased. Ferrellgas historically has been able to maintain margins on an annual basis despite propane supply cost changes. The General Partner is unable to predict, however, how and to what extent a substantial increase or decrease in the wholesale cost of propane would affect the Partnership's margins and profitability.

   The Partnership has a network of approximately 415 retail outlets and 238 satellite locations marketing propane under the "Ferrellgas" trade name to approximately 600,000 customers located in 45 states and the District of Columbia. The Company's largest market concentrations are in the Midwest, Great Lakes and Southeast regions of the United States. The Company operates in areas of strong retail market competition, which has required it to develop and implement strict capital expenditure and operating standards in its existing and acquired retail propane operations in order to control operating costs.

   The Partnership utilizes marketing programs targeting both new and existing customers. The Company emphasizes its superior ability to deliver propane to customers as well as its training and safety programs. During the fiscal year ended July 31, 1994, sales to residential customers accounted for 45% of retail propane sales volume, sales to industrial and other commercial customers accounted for 35% of retail propane sales volume, sales to agricultural customers accounted for 11% of retail propane sales volume and sales to other customers accounted for 9% of retail propane sales volume. Residential sales have a greater profit margin, more stable customer base and tend to be less sensitive to price changes than the other markets served by Ferrellgas. No single customer of the Partnership accounts for 10% or more of the Partnership's consolidated revenues.

   The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in the second and third fiscal quarters (November through April). Cash inflows from these quarters will be realized in the third and fourth quarters and to the extent necessary the Partnership will reserve cash inflows from the third and fourth quarters for distribution to Unitholders in the first and second fiscal quarters. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, prices and other factors, although the Partnership believes that the broad geographic distribution of its operations helps to minimize exposure to regional weather or economic patterns. Long-term, historic weather data from the National Climatic Data Center indicate that the average annual temperatures have remained relatively constant over the last 30 years with fluctuations occurring on a year-to-year basis only. During times of colder-than-normal winter weather, such as the conditions experienced by certain regions served by the Company in the second and third quarters of fiscal year 1994, the Company has been able to take advantage of its larger and more efficient distribution network to help avoid supply disruptions such as those experienced by some of its competitors, thereby broadening its long-term customer base.

  The following chart illustrates the impact of annual variations in weather on Ferrellgas' sales volumes. Set forth are (i) the average national degree days (population weighted) (a measure of the relative warmth of a particular year in which a larger number indicates a colder year) which are developed by the National Weather Service Climate Analysis Center, with historical averages periodically revised for changes in the population weighting as more current Bureau of Census population data becomes available,
(ii) degree days as a percentage of the average normal degree days as of 1994 (100.0% represents a normal year with larger percentages representing colder-than-normal years and smaller percentages representing warmer-than-normal years), and (iii) the annual retail propane sales volumes of Ferrellgas for the five fiscal years ended July 31, 1990 to 1994. The average degree days in regions served by the Company have historically varied on an annual basis by a greater amount than the average national degree days and there can be no assurance that average temperatures in future years will be close to the historical average.

                                    For The Year Ended July 31,
                               -------------------------------------
                                1990    1991    1992    1993    1994
                               -----   -----   -----   -----   -----
National Degree Days (1)...... 4,549   4,211   4,303   4,559   4,619
Degree Days as % of
 Normal Degree Days(1)........  97.0%   89.8%   91.8%   99.7%   101.0%
Sales Volumes (in millions of
 gallons)(2)..................   499     482     496     553      564

(1) 1994 and 1993 national degree days are based on population weighted census data from 1961 to 1990. The normal average national degree days as of the fiscal year ended July 31, 1994, were 4,575 on this same population census basis.
  1992, 1991 and 1990 degree days are based on population weighted census data from 1951 to 1980, and accordingly are based on normal average national degree days as of the fiscal year ended July 31, 1993, which were 4,689 on this same population census basis.

(2) From 1990 through 1994, 42 acquisitions were completed at a total cost of approximately $57.7 million. The aggregate annual sales volumes attributable to these acquisitions (measured with respect to each acquisition on the date of the acquisition) were estimated to be 11.3 million gallons, 18.0 million gallons, 8.6 million gallons, 0.7 million gallons and
  2.9 million gallons for the fiscal years ended July 31, 1990 through 1994, respectively.

 Supply and Distribution

  The Partnership purchases propane primarily from major domestic oil companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. As a result of (i) the Partnership's ability to buy large volumes of propane and (ii) the Partnership's large distribution system and underground storage capacity, the Partnership believes that it is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. The Partnership is not dependent upon any single supplier or group of suppliers, the loss of which would have a material adverse effect on the Partnership. For the year ended July 31, 1994, no supplier at any single delivery point provided more than 10% of Ferrellgas' total domestic propane supply. A portion of the Partnership's propane inventory is purchased under supply contracts which typically have a one year term and a fluctuating price relating to spot market prices. Certain of the Partnership's contracts specify certain minimum and maximum amounts of propane to be purchased thereunder. The Partnership may purchase and store inventories of propane in order to help insure uninterrupted deliverability during periods of extreme demand. The Partnership owns three underground storage facilities with an aggregate capacity of approximately 168 million gallons. Currently, approximately 80 million gallons of this capacity is leased to third parties, and approximately 6 million gallons of capacity is exchanged with another company for approximately 6 million gallons of storage capacity at Bumstead, Arizona. The remaining space is available for the Company's own use.

   Propane is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to retail distribution outlets and wholesale customers by railroad tank cars leased by the Partnership and highway transport trucks owned or leased by the Partnership. The Partnership operates a fleet of 62 transport trucks to transport propane from refineries, natural gas processing plants or pipeline terminals to the Company's retail distribution outlets. Common carrier transport trucks may be used during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. Propane is then transported from the Company's retail distribution outlets to customers by the Company's fleet of 1,056 bulk delivery trucks, which are fitted generally with 2,000 to 3,000 gallon propane tanks. Propane storage tanks located on the customers' premises are then filled from the delivery truck. Propane is also delivered to customers in portable cylinders.

Industry and Competition

 Industry

   Based upon information contained in the Energy Information Administration's Annual Energy Review 1993 magazine, propane accounts for approximately 3.0% of household energy consumption in the United States, an average level which has remained relatively constant for the past 10 years. It competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is cheaper than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. The Partnership's residential retail propane customers, therefore, will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Likewise, the Partnership may be unable to expand its customer base in areas where fuel oil is widely used, particularly the Northeast, unless propane becomes significantly less expensive than fuel oil. Alternatively, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price. Propane generally is becoming increasingly favored over fuel oil and other alternative sources of fuel as an environmentally preferred energy source.

 Competition

   In addition to competing with marketers of other fuels, the Partnership competes with other companies engaged in the retail propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger multi-state marketers, and the smaller, local independent marketers. Based upon information contained in the National Propane Gas Association's LP-Gas Market Facts and the June 1994 issue of LP Gas magazine, the Partnership believes that the ten largest multi-state retail marketers of propane, including the Partnership, account for less than 33% of the total retail sales of propane in the United States. Based upon information contained in industry publications, the Partnership also believes no single marketer has a greater than 10% share of the total market in the United States and that the Partnership is the third largest retail marketer of propane in the United States, with a market share of approximately 6% as measured by volume of national retail propane sales.

   Most of the Partnership's retail distribution outlets compete with three or more marketers or distributors. The principal factors influencing competition among propane marketers are price and service. The Partnership competes with other retail marketers primarily on the basis of reliability of service and responsiveness to customer needs, safety and price. Each retail distribution outlet operates in its own competitive environment because retail marketers locate in close proximity to customers to lower the cost of providing service. The typical retail distribution outlet has an effective marketing radius of approximately 25 miles.

Other Operations

   The other operations of the Partnership consist of: (1) trading, (2) chemical feedstocks marketing and (3) wholesale propane marketing. The Partnership, through its natural gas liquids trading operations and wholesale marketing, has become one of the largest independent traders of propane and natural gas liquids in the United States. The Partnership owns no properties that are material to these operations, but leases 361 railroad tank cars for use in its chemical feedstocks marketing operations.

 Trading

   The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Company primarily trades products purchased from its over 200 suppliers, however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents over 57% of the Partnership's total trading volume, with the remainder consisting of various other natural gas liquids. The Partnership attempts to minimize trading risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through credit checks and application of its credit policies. However, there can be no assurance that historical experience or the existence of such policies will prevent trading losses in the future. For the Operating Partnership's pro forma fiscal year ended July 31, 1994, and the Company's historical fiscal years ended July 31, 1993 and 1992, net revenues of $6.8 million, $6.7 million and $4.9 million, respectively, were derived from trading activities.

 Chemical Feedstocks Marketing

   The Partnership is also involved in the marketing of refinery and petrochemical feedstocks. Petroleum by-products are purchased from refineries and sold to petrochemical plants. Revenues of $43.0 million, $54.0 million and $50.6 million were derived from such activities for the Operating Partnership's pro forma fiscal year ended July 31, 1994, and the Company's historical fiscal years ended July 31, 1993 and 1992, respectively.

 Wholesale Marketing

   The Partnership engages in the wholesale distribution of propane to other retail propane distributors. During the fiscal years ended July 31, 1994, 1993 and 1992 the Partnership and Ferrellgas sold 61 million, 73 million and 95 million, respectively, of propane to wholesale customers and had revenues attributable to such sales of $22.5 million, $29.3 million and $37.7 million, respectively.

Employees

   At July 31, 1994, the General Partner had 2,313 full-time employees and 778 temporary and part-time employees. The number of temporary and part-time employees is generally higher by approximately 500 people during the winter heating season. At July 31, 1994, the General Partner's full-time employees were employed in the following areas:

        Retail Market Locations.....................   1,959
        Transportation and Storage..................     109
        Field Services..............................      55
        Corporate Offices (Liberty & Houston).......     190
                                                       -----
           Total....................................   2,313
                                                       =====

   Approximately two percent of the General Partner's employees are represented by nine local labor unions, which are all affiliated with the International Brotherhood of Teamsters. The General Partner has not experienced any significant work stoppages or other labor problems.

    The Partnership's supply, trading, chemical feedstocks marketing, distribution scheduling and product accounting functions are operated out of the Partnership's offices located in Houston, Texas, by a total full time corporate staff of 49 people.

Governmental Regulation; Environmental and Safety Matters

   From  August  1971  until  January  1981,  the  United  States
Department of Energy regulated the price and allocation of propane. The Partnership is no longer subject to any similar regulation.

   Propane is not a hazardous substance within the meaning of federal and state environmental laws. In connection with all acquisitions of retail propane businesses that involve the purchase of real estate, the Partnership conducts a due diligence investigation to attempt to determine whether any substance other than propane has been sold from or stored on any such real estate prior to its purchase. Such due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers' compliance with environmental laws and visual inspections of the properties, whereby employees of the General Partner look for evidence of hazardous substances or the existence of underground storage tanks.

   With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the
Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. National Fire Protection Association Pamphlet No.58, which establishes a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates. There are no material environmental claims pending and the Partnership complies in all material respects with all material governmental regulations and industry standards applicable to environmental and safety matters.

Service Marks and Trademarks

   The Partnership markets retail propane under the "Ferrellgas" tradename and uses the tradename "Ferrell North America" for its other operations. In addition, the Partnership has a trademark on the name "Ferrellmeter," its patented gas leak detection device. The Company contributed all of its right, title and interest in such tradenames and trademark in the continental United States to the Partnership. The General Partner will have an option to purchase such tradenames and trademark from the Partnership for a nominal value if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for any other reason, it will have the option to purchase such tradenames and trademark from the Partnership for fair market value.

Management Information and Control Systems

   The Partnership has, in each of its retail outlets, a computer-based information and control system. This system provides for remote billing of, and collections from, customers and is designed to enhance the local outlets' responsiveness to customers. Each outlet can be monitored by headquarters to determine volume of sales, selling price and gross margin.

Business of Ferrellgas Finance Corp.

   Ferrellgas Finance Corp. (the "Finance Corp."), a Delaware corporation, was formed April 28, 1994, and is a wholly-owned subsidiary of the Operating Partnership. The Finance Corp. has nominal assets and does not conduct any operations, but serves as co-obligor for securities issued by the Operating Partnership. Certain institutional investors that might otherwise be limited in their ability to invest in securities issued by partnerships by reasons of the legal investment laws of their states of organization or their charter documents, may be able to invest in the Operating Partner's securities because the Finance Corp. is a co-obligor. Accordingly, a discussion of the results of operations, liquidity and capital resources of the Finance Corp. is not presented. See the Finance Corp's. notes to financial statements for a discussion of the securities which the Finance Corp. is serving as co-obligor.

ITEM 2.   PROPERTIES.

  At July 31, 1994, the Partnership owned or leased the following transportation equipment which was utilized primarily in retail operations, except for railroad tank cars, which are used primarily by chemical feedstocks operations:

   The highway transport trailers have an average capacity of approximately 9,000 gallons. The bulk delivery trucks are generally fitted with 2,000 to 3,000 gallon propane tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

                                  Owned   Leased   Total
                                  -----   ------  ------
     Truck tractors..............   15       47      62
     Transport trailers..........   70        -      70
     Bulk delivery trucks........  437      619   1,056
     Pickup and service trucks...  385      577     962
     Railroad tank cars..........    -      361     361

  A typical retail distribution outlet is located on one to three acres of land and includes a small office, a workshop, bulk storage capacity of 18,000 gallons to 60,000 gallons and a small inventory of stationary customer storage tanks and portable propane cylinders that the Partnership provides to its retail customers for propane storage. The Partnership owns the land and buildings of about 50% of its retail outlets and leases the remaining facilities on terms customary in the industry and in the applicable local markets.

    Approximately 506,000 propane tanks are owned by the Partnership, most of which are located on customer property and leased to those customers. The Partnership also owns approximately 541,000 portable propane cylinders, most of which are leased to industrial and commercial customers for use in manufacturing and processing needs, including forklift operations, and to residential customers for home heating and cooking, and to local dealers who purchase propane from the Company for resale.

    The Partnership owns underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah. At July 31, 1994, the capacity of these facilities approximated 73 million gallons, 88 million gallons and 7 million gallons, respectively (an aggregate of approximately 168 million gallons). Currently, approximately 80 million gallons of this capacity is leased to third parties, and approximately 6 million gallons of capacity is exchanged with another company for approximately 6 million gallons of storage capacity at Bumstead, Arizona. The remaining space is available for the Partnership's own use.

   The Partnership owns the land and two buildings (50,245 square feet of office space) comprising its corporate headquarters in Liberty, Missouri, and leases the 18,124 square feet of office space in Houston, Texas, where its trading, chemical feedstocks marketing and wholesale marketing operations are located.

   The Partnership believes that it has satisfactory title to or valid rights to use all of its material properties and, although some of such properties are subject to liabilities and leases and, in certain cases, liens for taxes not yet currently due and payable and immaterial encumbrances, easements and restrictions, the Company does not believe that any such burdens will materially interfere with the continued use of such properties by the Partnership in its business, taken as a whole. In addition, the Partnership believes that it has, or is in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and has obtained or made all required material registrations, qualifications and filings with, the various state and local governmental and regulatory authorities which relate to ownership of the Partnership's properties or the operations of its business.

ITEM 3.   LEGAL PROCEEDINGS.

Litigation

   Propane is a flammable, combustible gas. Serious personal and property damage can occur in connection with its transportation, storage or use. The Partnership, in the ordinary course of business is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages  for  products liability, personal  injury  and  property damage. The Partnership maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as management of the Partnership believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Partnership from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. It is not possible to determine the ultimate disposition of these matters discussed above; however, after taking into consideration the Partnership's insurance coverage and existing reserves, management is of the opinion that there are no known uninsured claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the security holders of the Registrants during the period April 19, 1994 (inception of the MLP) to July 31, 1994.



                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER
MATTERS.

  The Common Units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange under the symbol FGP. The Common Units began trading on June 28, 1994, after an initial public offering at a price of $21.00 per Common Unit. The high and low sales prices of the Common Units from June 28 to July 31, 1994, as reported on The New York Stock Exchange Composite Tape were $21.125 and $20.750, respectively. As of October 14, 1994, there were 628 registered Common Unitholders of record.

   The Partnership also has subordinated units, all of which  are
held  by  the  Company  and  Ferrell,  for  which  there  is   no
established public trading market.

   The Partnership will make quarterly cash distributions of its Available Cash, as defined by the MLP's Agreement of Limited Partnership (the "Partnership Agreement"). Available Cash is generally defined as consolidated cash receipts less consolidated cash disbursements and changes in reserves established by cash reserves of the General Partner for future requirements. The Partnership has not yet made any cash distributions in respect of its Common Units but expects to make such cash distributions on a quarterly basis commencing with the fiscal quarter ended October 31, 1994.

   The Partnership is a publicly traded limited partnership that is not subject to federal income tax. Instead, Unitholders are required to report their allocable share of the Partnership's income, gain, loss, deduction and credit, regardless of whether the Partnership makes distributions.


ITEM 6.   SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.

   The following table presents selected historical consolidated financial data of the Company for each of the years ended July 31, 1990, 1991, 1992 and 1993, and for the eleven months ended June 30, 1994, and historical financial data of the Partnership for the period from inception to July 31, 1994, as well as pro forma (adjusted for the transactions described in Note A of the MLP's notes to consolidated financial statements) information for the year ended July 31, 1994. The income statement and balance sheet data for the Company for the year ended July 31, 1990, 1991, 1992 and 1993, and the eleven months ended June 30, 1994, have been derived from the historical consolidated financial statements of the Company, certain of which appear elsewhere in this Form 10-K. The selected financial data of the Partnership for the period from inception to July 31, 1994 and the pro forma year ended July 31, 1994, have been derived from the consolidated financial statements of Ferrellgas Partners, L.P., which appears elsewhere in this Form 10-K.

                                                                   Ferrellgas, Inc. and Subsidiaries (Predecessor)
                                                       -----------------------------------------------------------------------
                                                                                                                  Historical
                                                                  Historical Year Ended July 31,                 Eleven Months
                                                       ---------------------------------------------------           Ended
                                                          1990             1991         1992         1993        June 30, 1994
 31, 1994
                                                       --------         --------     --------     --------       -------------
- - ---------
Income Statement Data:
    Total revenues                                     $467,641         $543,933     $501,129     $541,945          $501,990
    Depreciation and amortization                        33,521           36,151       31,196       30,840            26,452
    Operating income (loss)                              54,388           63,045       56,408       58,553            71,522
    Interest expense                                     55,095           60,507       61,219       60,071            53,693
    Earnings (loss) from continuing operations             (347)           1,979       (1,700) (1)     109            12,337
    Earnings from continuing operations per unit (2)
    Cash distributions declared per unit (3)

Balance Sheet Data (at end of period):
    Working capital                                     $50,456          $53,403      $67,973      $74,408           $91,912
    Total assets                                        554,580          580,260      598,613      573,376           592,664
    Payable to (receivable from) parent and affiliates   10,743            3,763        2,236         (916)           (4,050)
    Long-term debt                                      465,644          466,585      501,614      489,589           476,441
    Stockholder's equity                                 11,463           21,687        8,808       11,359            22,829

Partners' Capital:
    Common Unitholders
    Subordinated Unitholders
    General Partner (2)

Operating Data:
    Retail propane sales volumes (in gallons)           499,042          482,211      495,707      553,413           540,309
    Capital expenditures (4):
        Maintenance                                      $5,428           $7,958      $10,250      $10,527            $4,777
        Growth                                           10,447            2,478        3,342        2,851             3,049
        Acquisition                                      18,005           25,305       10,112          897             2,551
            Total                                       $33,880          $35,741      $23,704      $14,275           $10,377

Supplemental Data:
    Earnings before depreciation, amortization,
        interest and taxes (5)                          $87,909          $99,196      $87,604      $89,393           $97,974

(1) In August 1991, the Company revised the estimated useful lives of storage tanks from 20 to 30 years in order to more closely reflect expected useful lives of the assets. The effect of the change in accounting estimates resulted in a favorable impact on net loss from continuing operations of approximately $3.7 million for the fiscal year ended July 31, 1992.

(2) Pursuant to the MLP's Agreement of Limited Partnership (the "Partnership Agreement"), the net loss from operations is allocated 100% to the General Partner from inception of the Partnership to the last day of the taxable year ending July
  31,  1994.   An  amount equal to 99% of this net loss  will  be
  reallocated  to  the limited partners in the following  taxable year based on their ownership percentage. In addition, the retirement of debt assumed by the Partnership resulted in an extraordinary loss of approximately $60,062,000 resulting from debt prepayment premiums, consent fees and the write-off of unamortized discount and financing costs. In accordance with the Partnership Agreement, this extraordinary loss is allocated 100% to the General Partner and will not be reallocated to the limited partners in the next taxable year.

(3) No cash distributions were declared by the Partnership from inception to July 31, 1994.

(4) The Company's capital expenditures fall generally into three categories: (i) maintenance capital expenditures, which include expenditures for repair and replacement of property, plant and equipment; (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate expansion of the Company's customer base and operating capacity; and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations. Acquisition capital expenditures include a portion of the purchase price allocated to intangibles associated with the acquired businesses.

(5) EBITDA is calculated as operating income plus depreciation and amortization. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. EBITDA is a non-GAAP measure, but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. In addition, EBITDA is not intended as an alternative to earnings from continuing operations or net income.

ITEM 7:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of the historical and pro forma financial condition and results of operations of the Operating Partnership and the Company. The discussion should be read in conjunction with the pro forma and historical consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

General

  The Operating Partnership is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids. The Operating Partnership's revenue is derived primarily from the retail propane marketing business. The General Partner believes the Operating Partnership is the third largest retail marketer of propane in the United States, based on gallons sold, serving more than 600,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 415 retail outlets and 238 satellite locations. Annual retail propane sales volume were approximately 564 million, 553 million and 496 million gallons for the fiscal years ended July 31, 1994, 1993 and 1992, respectively.

   The retail propane business of the Operating Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on the customers' premises as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts and as a heating or energy source in manufacturing and drying processes.

   The Operating Partnership is also engaged in the trading of propane and other natural gas liquids, chemical feedstocks marketing and wholesale propane marketing. Through its natural gas liquids trading operations and wholesale marketing, the Operating Partnership is one of the largest independent traders of propane and natural gas liquids in the United States. In pro forma fiscal year 1994, the Operating Partnership's annual wholesale and trading sales volume was approximately 1.7 billion gallons of propane and other natural gas liquids, approximately 57% of which was propane. For the Operating Partnership's pro forma fiscal year ended July 31, 1994, and the Company's historical fiscal years ended July 31,1993 and 1992, net revenues from trading activities were $6.8 million, $6.7 million and $4.9 million, respectively, .

Results of Operations

   Although the Operating Partnership was formed April 22, 1994, the first period of actual propane operations was the one month ended July 31, 1994. As the propane business is seasonal in nature, with peak activity in the winter months, July sales volumes represent less than 5% of the Operating Partnership's pro forma annual sales, therefore, one month actual propane operation results are not indicative of results to be expected for a full year.

 Inception to July 31, 1994 versus Pro Forma July 31, 1993

   Total Revenues. Total revenues decreased 7.4% to $24,566,000 as compared with $26,535,000 for the prior year period. The overall decrease was attributable to revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) decreasing 38.5% to $4,918,000, offset by revenues from retail operations increasing 6.0% to $19,648,000.

   The decrease in revenues from other operations was primarily due to fluctuating chemical feedstock market opportunities.

   The increase in revenues from retail operations was primarily due to (i) an increase in sales volume due to increased sales and
(ii) to an increase in other income. The volume of gallons sold, excluding acquisitions, increased revenues by $361,000. Fiscal year 1994 and 1993 acquisitions increased revenues by $160,000. Other income increased revenue by $592,000 primarily due to inventory gas gains recognized from the emptying of an underground storage facility and storage rental income.

   Gross Profit. Gross profit increased 10.9% to $11,355,000 as compared with $10,235,000 for the prior period, due to an increase in retail operations gross profit offset by a decrease in other operation's revenue due to normal market fluctuations. Retail operations results improved due to increased sales volume as discussed previously, to margin increases as a result of favorable changes in the competitive pressures of the industry and to normal fluctuations in the Operating Partnership's product mix and other income as discussed above.

   Operating Expenses. Operating expenses increased 21.4% to $10,078,000 as compared with $8,299,000, for the prior period, primarily due to an increase in general liability and worker's compensation expense during July 31, 1994, as compared to July 31, 1993. However, for the pro forma fiscal year ended July 31, 1994, general liability and worker's compensation expense has decreased due to improved claims administration.

    Extraordinary loss. The retirement of $477,600,000 of indebtedness assumed by the Operating Partnership resulted in an extraordinary loss of approximately $60,062,000 resulting from debt prepayment premiums, consent fees and the write-off of unamortized discount and financing costs.

   Net  Loss.  Net loss increased to $65,139,000 as compared with
$4,322,000   for   the  prior  period  primarily   due   to   the
extraordinary loss described above.

  Eleven  Months   Ended  June  30, 1994  versus  June  30,  1993
(PREDECESSOR)

   Total Revenues. Total revenues decreased 2.6% to $501,990,000 as compared with $515,410,000 for the prior year period. The overall decrease was attributable to revenues from other operations decreasing 17.2% to $67,386,000, offset by revenues from retail operations increasing 0.1% to $434,604,000.

   The decrease in revenues from other operations was primarily due to higher sales of chemical feedstocks in the prior period resulting from sales of chemical feedstocks that were designated for storage but were sold due to storage limitations. Additional decreases in revenues were the result of lower product costs for chemical feedstocks and wholesale propane marketing resulting in lower sales prices.

   The increase in revenues from retail operations was primarily due to an increase in sales volume due to cooler temperatures than those which existed in the prior period offset by a decrease in selling price. The volume of gallons sold, excluding acquisitions, increased revenues by $6,203,000. Fiscal year 1994 and 1993 acquisitions increased revenues by $1,915,000. Other income increased revenue $954,000 primarily due to increased storage and equipment rental and appliance sales. These increases were offset by a $8,473,000 decrease in sales price due to lower product costs.

   Gross Profit. Gross profit increased 5.2% to $245,895,000 as compared with $233,677,000 for the prior period, primarily due to an increase in retail operations gross profit. Retail operations results improved due to increased sales volume as discussed previously and to margin increases as a result of favorable changes in the competitive pressures of the industry and to normal fluctuations in the Company's product mix.

   Operating Expenses. Operating expenses increased 2.8% to $135,058,000 as compared with $131,318,000, for the prior period, primarily due to (i) an increase in incentive compensation expense, and (ii) an increase in overtime, variable labor and vehicle expenses due to increased sales volume. These increases were partially offset by a decrease in general liability and workers compensation expense due to improved claims administration and decreased sales and use tax audit assessments.

   Depreciation and Amortization. Depreciation expense decreased 6.7% to $26,452,000 as compared with $28,350,000 for the prior period due primarily to extending the use of the Company's vehicles beyond the depreciable life and to the reduction in the number of Company owned vehicles.

   Net Interest Expense. Net interest expense decreased 3.8% to $50,094,000 as compared with $52,080,000 for the prior period due to the reacquisition of $11,900,000 and $10,500,000 of senior notes in the third quarter of fiscal 1994 and in the fourth quarter of fiscal year 1993, respectively, offset by increased non-cash amortization of deferred financing costs.

   Net Earnings. Net earnings increased to $11,470,000 as compared with $3,374,000 for the prior period primarily due to the increase in retail operations sales volume and margins offset by increased operating expenses and the fiscal 1994 extraordinary loss from early extinguishment of debt.

   Fiscal  Year  Ended  July  31,  1993  versus  July  31,   1992
(PREDECESSOR)

   Total Revenues. Total revenues increased 8.1% to $541,945,000 as compared with $501,129,000 for the prior year. This increase was attributable to an increase in revenues from retail operations of 10.6% to $451,966,000 partially offset by a decrease in revenues from other operations of 2.6% to $89,979,000.

   The increase in revenues attributable to retail operations resulted from increased sales volume. The sales volume increase was mainly due to a surge in agricultural business from crop drying in farm belt states and cooler temperatures than those which existed in the prior year. The volume of gallons sold, excluding the effects of acquisitions, increased revenues by $42,648,000. This increase was offset by a decrease in selling price which reduced revenues by $3,326,000. Acquisitions
completed   in  fiscal  1993  and  1992  increased  revenues   by
$3,172,000.

   Total revenues attributable to other operations decreased 2.6% to $89,979,000. Wholesale propane marketing revenues decreased as a result of a change in focus and marketing strategy. This decrease was offset by an increase in net trading operations as a result of increased market volatility relative to the prior year.

   Gross Profit. Gross profit increased 4.3% to $243,912,000 as compared with $233,850,000 for the prior year. The increase was primarily due to an increase in retail operations' sales volume and an increase in net trading and wholesale marketing operating results. These increases were offset by a decrease in retail operations' margins due to competitive pricing pressures in the industry.

   Operating Expenses. Operating expenses increased 4.1% to $139,617,000 as compared with $134,165,000 for the prior year, due to (i) an increase in personnel costs from increased sales volume and accrued incentive compensation expense, (ii) an increase in vehicle expenses from increased sales volume, (iii) an increase in other expenses from sales and use tax assessments on prior year purchases and leases, and (iv) general increases in the cost of doing business. These increases were partially offset by a decrease in general liability expense due to improved claims administration and to a decrease in bad debt expense due to improved credit and collections administration.

   Depreciation and Amortization.  Depreciation and  amortization
expense   decreased  1.1%  to  $30,840,000   as   compared   with
$31,196,000 for the prior year due to retirements and fully depreciated assets.

  General and Administrative Expenses. General and administrative expenses increased 33.3% to $10,079,000 as compared with $7,561,000 for the prior year period due to an increase in compensation expense related to the long-term incentive plan and an increase in non-capitalized software maintenance costs.

   Net Interest Expense. Net interest expense of $56,805,000 remained essentially unchanged as compared with $56,818,000 for the prior year. Decreases in interest expense due to lower effective interest rates were offset by a decrease in interest income as a result of lower interest rates on short-term investments.

  Extraordinary Loss. The extraordinary loss of $886,000, net of $543,000 income tax benefit, was due to the early extinguishment of $10,500,000 of the senior notes as discussed in the notes to the consolidated financial statements.

   Net  Loss.  Net loss decreased to $777,000 as compared with  a loss  of  $11,679,000  for the prior year  due  to  a  $9,093,000 decrease in the extraordinary loss from the early extinguishment of debt and to an increase in net operating results.

   Fiscal  Year  Ended  July  31,  1992  versus  July  31,   1991
(PREDECESSOR)

   Total Revenues. Total revenues decreased 7.9% to $501,129,000 as compared with $543,933,000 for the prior year. This decrease was attributable to a decrease in revenues from retail operations of 8.1% to $408,781,000 and a decrease in revenues from other operations of 6.8% to $92,348,000.

   The decrease in revenues attributable to retail operations resulted mainly from a decrease in selling price related to the end of the Persian Gulf crisis and to competitive pressures within the industry. In fiscal 1991, selling prices were increased in response to product cost increases brought about by the Persian Gulf crisis. The volume of gallons sold, excluding the effects of acquisitions, decreased due to temperatures being warmer than normal and warmer than the prior year in the primary heating months, along with competitive pressures within the industry. The decrease in selling price and volumes reduced total revenues by $45,080,000 and $1,727,000, respectively. Acquisitions in fiscal 1991 and 1992 increased fiscal 1992 revenues by $10,120,000.

   The decrease in revenues attributable to other operations resulted from declines in net trading operations and wholesale propane marketing revenues offset by an increase in revenues from chemical feedstocks marketing. Net trading operations decreased due to a less volatile market than that which existed in fiscal 1991 during the Persian Gulf crisis. Wholesale propane marketing revenues decreased as a result of changes in marketing strategy and focus of the business and a decrease in selling price and volumes for the reasons noted above for retail operations. Chemical feedstocks marketing revenues increased due to additional emphasis on butane sales.

   Gross Profit. Gross profit decreased 4.9% to $233,850,000 as compared with $245,965,000 for the prior year. Approximately half of the decrease was attributable to retail operations as a result of competitive pressures in the industry and warmer than normal and warmer than prior year temperatures in the primary heating months. The remaining decrease was attributable to net trading operations and wholesale propane marketing.

   Operating Expenses. Operating expenses increased 3.5% to $134,165,000 as compared with $129,684,000 for the prior year. This increase was primarily due to an increase in payroll expenses, general liability and workers' compensation insurance and an increase in expenses due to acquisitions in fiscal 1992 and 1991. These increases were partially offset by a reduction in incentive compensation expense.

   Depreciation and Amortization. Depreciation and amortization expense decreased 13.7% to $31,196,000 as compared with $36,151,000 for the prior year due primarily to a change in the useful lives of certain assets as discussed in the notes to the consolidated financial statements. The change was based on the expected useful lives of the assets and industry practice.

     General and Administrative Expenses. General and administrative expenses decreased 41.6% to $7,561,000 as compared with $12,953,000 for the prior year due primarily to a reversal of expense previously provided related to the long-term incentive plan and the elimination of certain management positions.

   Net Interest Expense. Net interest expense increased 0.3% to $56,818,000 as compared with $56,666,000 for the prior year. In connection with the refinancing of the subordinated debt, the Company borrowed an additional $40,000,000. The impact of this additional borrowing on interest expense was offset by a lower effective interest rate on the new subordinated debt and the investment of the excess cash proceeds from the refinancing.

   Extraordinary Loss. The extraordinary loss of $9,979,000, net of income tax benefit, was due to the refinancing of the subordinated debt as discussed in the notes to the consolidated financial statements.

   Net Earnings (Loss). Net earnings decreased to a net loss of $11,679,000 as compared with net earnings of $1,979,000 for the prior year due primarily to the decrease in gross profit and the extraordinary loss on the refinancing of subordinated debt.

Liquidity and Capital Resources

  The ability of the Operating Partnership to satisfy its obligations will be dependent upon future performance, which will be subject to prevailing economic conditions and to financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1995, the General Partner believes that the Operating Partnership will generate sufficient Available Cash constituting Cash from Operations to meet its obligations and enable it to distribute the Minimum Quarterly Distribution on all Common Units and Subordinated Units. Future capital needs of the Operating Partnership are expected to be provided by future operations, existing cash balances and the working capital facility.

On September 30, 1994, the General Partner entered into a definitive Purchase Agreement with Vision Energy Resources, Inc. ("Vision") for the purchase of the propane business owned and operated by Vision for a cash purchase price of $45 million. The closing of the transaction is subject to customary conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Following the closing of the transaction, the General Partner intends to transfer the assets of Vision to the Operating Partnership. In connection with the contribution of the Vision assets by the General Partner, the Operating Partnership will assume substantially all of the liabilities, whether known or unknown, associated with Vision (other than income tax liabilities). In addition, the Operating Partnership will assume the payment obligations of the General Partner for additional indebtedness that will be incurred by the General Partner in acquiring Vision.

In  order  to  fund possible additional future acquisitions,  the
Operating Partnership may incur additional indebtedness or the MLP may issue additional Common Units. Toward this purpose, on August 22, 1994, the MLP filed with the Securities and Exchange Commission a shelf registration statement on Form S-1 to register 2,400,000 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the Operating Partnership's acquisition of other businesses, properties or securities in business combination transactions.

   Although the Operating Partnership was formed April 22, 1994, the first period of actual propane operations was the one month ended July 31, 1994. As the propane business is seasonal in nature, with peak activity in the winter months, July sales volumes represent less than 5% of the Operating Partnership's pro forma annual sales, therefore, one month actual propane operation results are not indicative of results to be expected for a full year.

   Cash Flows from Operating Activities. Cash used by operating activities decreased to ($12,066,000) for the one month ended July 31, 1994. This decrease was attributable to decreases in net earnings, accounts payable, other liabilities, and an increase in inventory.

   Cash Flows From Investing Activities. During the one month ended July 31, 1994, the Operating Partnership made aggregate expenditures, including intangibles and organization costs, of $2,772,000 for property, plant and equipment. The Operating Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for financing transportation equipment. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Operating Partnership's principal physical assets, are generally long.

   Cash Flows From Financing Activities. In July 1994, the Operating Partnership issued $200,000,000 10% Fixed Rate Senior Notes (the "Fixed Notes") due 2001 and $50,000,000 Floating Rate Senior Notes (the "Floating Notes" and, together with the Fixed
Notes, the "Senior Notes") due 2001. The net proceeds, along with the $255,006,000 limited partner contribution from the MLP (described in Note A of the Operating Partnership's notes to consolidated financial statements), were used to retire $477,600,000 of indebtedness of the Company assumed by the Operating Partnership. The retirement of the indebtedness assumed by the Operating Partnership resulted in an extraordinary loss of approximately $60,062,000 resulting from debt prepayment premiums, consent fees and the write-off of unamortized discount and financing costs.

   The Fixed Notes are not redeemable prior to August 1, 1998. Thereafter, the Operating Partnership has the option to redeem the notes, in whole or part, at a premium. The Floating Notes are redeemable at the option of the Operating Partnership on or after August 1, 1995, in whole or part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest at the redemption date. The Floating Notes have mandatory sinking fund payments of $5,000,000 on August 1, 1999 and 2000, to retire an aggregate 20% of the Floating Notes prior to maturity.

   On July 5, 1994, the Operating Partnership entered into a $185,000,000 Credit Facility with Bank of America National Trust & Savings Association ("BofA"), as Agent. The Credit Facility permits borrowings of up to $100,000,000 on a senior unsecured revolving line of credit basis ( the "Working Capital Facility"), to fund working capital and general partnership requirements (of which up to $50,000,000 is available to support letters of credit). At July 31, 1994, $3,000,000 of borrowings were outstanding under the revolving line of credit, and letters of credit outstanding, used primarily to secure obligations under certain insurance and leasing arrangements, totaled $35,701,000. In addition, the Credit Facility permits borrowings up to $85,000,000 on a senior unsecured basis (the "Expansion
Facility"). Under the Expansion Facility, $15,000,000 was borrowed to retire existing indebtedness of the Operating Partnership, and $70,000,000 is available to finance acquisitions and for capital additions and improvements.

   At the Operating Partnership's option, borrowings under the Credit Facility may bear interest at the Base Rate (i.e. the higher of the Federal funds rate plus 1/2% or BofA's reference rate), or the LIBOR rate, in each case plus an applicable margin. The Credit Facility is committed for up to a three year period, at which time the Working Capital Facility will expire. Borrowings under the Expansion Facility may be converted, at the option of the Operating Partnership, to a three year term loan at the end of the initial three-year period.

    The Senior Notes and Credit Facility contain various restrictive covenants applicable to the Operating Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Operating Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Operating Partnership fails to meet certain coverage and capital expenditure tests. With respect to the capital expenditure tests, the Operating Partnership shall have in the aggregate made "Capital Investments" (as defined in the Senior Note Indenture) of $15,000,000 by July 31, 1995, $30,000,000 by July 31, 1996,
$45,000,000  by  July 31, 1997, $70,000,000  by  July  31,  1998,
$95,000,000  by July 31, 1999, and $120,000,000  by  the  end  of
fiscal year 2000. The Operating Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Notes and Credit Facility.

  Effects of Inflation. In the past the Company has been able to adjust its sales price of product in response to market demand, cost of product, competitive factors and other industry trends. Consequently, changing prices as a result of inflationary pressures have not had a material adverse effect on profitability although revenues may be affected. Inflation has not materially impacted the results of operations and the General Partner does not believe normal inflationary pressures will have a material adverse effect on the profitability of the Operating Partnership in the future.

   Adoption of New Accounting Standards. As described in the notes to the consolidated financial statements the Operating Partnership has no employees and is managed and controlled by the General Partner. The Operating Partnership assumed all liabilities, which included specific liabilities related to the following employee benefits for the benefit of the employees of the General Partner.

   The General Partner provides post retirement medical benefits to a closed group of approximately 400 retired employees and their spouses. The plan requires the General Partner to provide primary medical benefits to the participants until age 65, at which time the General Partner only pays a fixed amount of $55 per month per participant for medical benefits. Effective August 1, 1993, the Company adopted Statement of Financial Accounting
Standards No. 106_Employers' Accounting for Post retirement Benefits Other Than Pensions which requires accrual of post retirement benefits (such as health care benefits) during the years an employee provides services. The General Partner elected to amortize the post retirement benefit obligation over a period not to exceed the average remaining life expectancy of the plan participants (since all of the plan participants are retired). The cumulative effect as of August 1, 1993, and impact for the year ended July 31, 1994, of adopting this statement was not material to the pro forma financial statements of the Operating Partnership or the historical financial statements of the Company.

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112_Employers' Accounting For Postemployment Benefits which is effective for fiscal years beginning after December 15, 1993. This statement requires that employers recognize over the service lives of employees the costs of postemployment benefits if certain conditions are met. The General Partner does not believe that adoption of the statement will have a material impact on the results of operations or financial condition of the Operating Partnership.

  Assets Contributed to the Operating Partnership. In connection with the formation of the Operating Partnership, the General Partner contributed certain assets including customer relationships and customer tanks. The Internal Revenue Service ("IRS") has examined the General Partner's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate to these contributed assets. If the IRS were successful, the amount of amortization and depreciation available to the General Partner could be adversely affected. At this time, it is not possible to determine the ultimate resolution of this matter and the impact, if any, to the consolidated financial statements of the Operating Partnership.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Registrants' Consolidated Financial Statements and the Reports of Certified Public Accountants thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference.

ITEM 9.CHANGES   IN   AND   DISAGREEMENTS  WITH  ACCOUNTANTS   ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Partnership Management

   The General Partner manages and operates the activities of the Partnership, and the General Partner anticipates that its activities will be limited to such management and operation. Unitholders do not directly or indirectly participate in the management or operation of the Partnership. The General Partner owes a fiduciary duty to the Unitholders.

   In September 1994, the General Partner appointed two persons who are neither officers nor employees of the General Partner or any affiliate of the General Partner to serve on a committee of the Partnership (the "Audit Committee") with the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. The Audit Committee will only review matters relating to conflicts of interest at the request of the General Partner, and the General Partner has sole discretion to determine which matters, if any, to submit to the Audit Committee. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the Unitholders.

   The  Partnership does not directly employ any of  the  persons
responsible for managing or operating the Partnership.   At  July
31, 1994, 2,313 full-time and 778 temporary and part-time individuals were employed by the General Partner.

Directors and Executive Officers of the General Partner

  The following table sets forth certain information with respect to the directors and executive officers of the Company. Each of the persons named below is elected to their respective office or offices annually. The executive officers are not subject to employment agreements.

                               Director
    Name                  Age    Since                Position
- - ---------------------    ----  --------  --------------------------------------
James  E. Ferrell.........  55   1984    President, Chairman of the Board and a
                                         Director of the Company
Bradley A. Cochennet......  40      _    Executive Vice President and
                                         Managing Director, Retail
Danley K. Sheldon.........  36      _    Senior Vice President, Chief Financial
                                         Officer and Managing Director
Rhonda  E.  Smiley........  38      _    Vice  President,  Legal Affairs
Daniel M. Lambert.........  53   1994    Director of the Company
A. Andrew Levison.........  38   1994    Director of the Company.

   James E. Ferrell_Mr. Ferrell has been with Ferrell or its predecessors and its affiliates in various executive capacities since 1965.

   Bradley  A.  Cochennet_Mr. Cochennet has been  Executive  Vice
President since January 1993 and has been a Vice President of the Company since 1985. Mr. Cochennet joined the Company in 1980.

   Danley K. Sheldon_Mr. Sheldon has been Chief Financial Officer of the Company since January 1994 and has served as Treasurer since 1989. He joined the Company in 1986.

   Rhonda E. Smiley_Ms. Smiley joined the Company in 1991 as Director of Legal Affairs and has been a Vice President of the Company since April 1994. Prior to joining the Company, Ms. Smiley practiced law with Shook, Hardy & Bacon for ten years, the last five years as a partner.

   Daniel M. Lambert---Dr. Lambert was elected a director of the Company in September 1994. Dr. Lambert has been President of
Baker University in Baldwin City, Kansas, since July 1, 1987.

   A.  Andrew Levison---Mr. Levison was elected a director of the
Company  in  September  1994.   Mr.  Levison  has been a Managing
Director of Donaldson, Lufkin & Jenrette Securities Corporation since 1989. Mr. Levison is also a director of Rickel Home Centers, Inc., a leading full service home improvement retailer that operates stores in the Northeastern United States.

Compensation of the General Partner

   The General Partner receives no management fee or similar compensation in connection with its management of the Partnership and receives no remuneration other than:

     (i) distributions in respect of its 2% general partner interest, on a combined basis, in the Partnership and the Operating Partnership; and

     (ii) reimbursement for all direct and indirect costs and expenses incurred on behalf of the Partnership, all selling, general and administrative expenses incurred by the General
  Partner for or on behalf of the Partnership and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The selling, general and administrative expenses reimbursed include specific  employee benefit and incentive plans for the  benefit
  of   the  executive  officers  and  employees  of  the  General
  Partner.


ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table

   The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the Chief Executive
Officer and to named executive officers of the Company, for the fiscal years ended July 31, 1992, 1993 and 1994.

                                                                                           Long-Term Compensation
                                                                                     ----------------------------------
                                                       Annual Compensation                   Awards            Pay-outs
                                                ----------------------------------   ----------------------   ---------
                                                                          Other      Restricted     Stock     Long-Term
                                                                         Annual         Stock      Options/   Incentive       All Ot
        Name and                                Salary      Bonus     Compensation      Awards       SARs      Payouts       Compens
     Potential Position                 Year      ($)        ($)          ($)            ($)          #          ($)              ($
- - --------------------------------        ----    -------    ------    -------------   ----------    --------   ---------      -------
                                                                                                                                  <C
James E. Ferrell
- - ----------------
   Chairman and                         1994    480,000      ---          ---            ---          ---        ---
   Chief Executive Officer              1993    480,000     13,000        ---            ---          ---     1,502,080 (2)       25
                                        1992    480,000     20,000        ---            ---          ---        ---              32

Bradley A. Cochennet
- - --------------------
   Executive Vice President and         1994    225,000     50,000        ---            ---         2,678       ---              13
   Managing Director, Retail            1993    150,000      ---          ---            ---         2,762       ---               9
                                        1992    150,000      ---          ---            ---          ---        ---              12


Danley K. Sheldon
- - -----------------
   Senior Vice President, Chief         1994    120,185    125,875        ---            ---          ---        ---               7
   Chief Financial Officer and          1993    115,000      ---          ---            ---          ---        ---               6
   Managing Director                    1992    103,320      ---          ---            ---          ---        ---               9


Rhonda K. Smiley
- - ----------------
   Vice President, Legal Affairs        1994    133,070     25,875        ---            ---          ---        ---               8
                                        1993    125,375      9,900        ---            ---          ---        ---
                                        1992     63,743      ---          ---            ---          ---        ---

Brian M. Smith (4)
- - ------------------
   Vice President, Marketing and        1994    111,575     52,901        ---            ---          ---        ---               6
   Communications                       1993     99,354      ---          ---            ---          ---        ---               1
                                        1992     70,192      ---          ---            ---          ---        ---

(1)  Includes (i) General Partner contributions of $10,487 to the
  employee's   401(k)   and  profit  sharing   plans   and   (ii)
  compensation of $12,433 resulting from the General Partner's payment of split dollar life insurance premiums.

(2) Early purchase of all the employee's 64,000 Equity Units under Ferrell's Long-Term Incentive Plan at a price of $23.47.

(3) General Partner contributions to the employee's 401(k) and profit sharing plans.

(4)  Mr. Smith resigned effective July 31, 1994.

 Stock Option Tables

  The Board of Directors of Ferrell adopted the 1992 Key Employee Stock Option Plan (the "Option Plan") on June 26, 1992. The Option Plan reserves 100,000 shares of Class M Common Stock of Ferrell for the purpose of allowing Ferrell to offer options on the Class M Common Stock to officers and key employees of Ferrell and the Company. The value of each share of Class M Common Stock is determined by the Board of Directors of Ferrell and shall not be less than fair market value of such stock on the date the option is granted. The following table sets forth the option grants for the fiscal year ended July 31, 1994:

                                     Individual Grant                  Potential Realized
                     -----------------------------------------------    Value at Assumed
                      Number of                                          annual Rates of
                     Securities   % of Total                           Stock Appreciations
                     Underlying  Options Granted  Exercise              for Option Term(2)
                      Options     to Employees     Price   Expiration  ------------------
       Name           Granted    in Fiscal Year    ($/SH)     Date         5%        10%
- - -------------------- ---------   --------------   --------  ---------   -------   --------
Bradley A. Cochennet     2,678         91%         $56.01   08/02/03    $94,000   $239,000
Geoffrey H. Ramsden        261          9%         $56.01      (1)        (1)       (1)

(1) Mr. Ramsden's options terminated as a result of his resignation in January 1994.

(2) These dollar amounts represent the potential realizable value of each grant of options assuming that the market price of the Class M Common Stock appreciates in value from the date of grant at 5% and 10% annual rates and are not intended to forecast possible future appreciation, if any, of the price of the Class M Common Stock.

   The following table lists information on the named executive officer's exercised/unexercised options for the fiscal year ended
July 31, 1994:

                                                                     Value of
                                                   Number of        Unexercised
                                                  Unexercised      In-The-Money
                                                  Options/SARs     Options/SARs
                        Number of                   at FY-End        at FY-End
                         Shares                   -------------   ----------------
                        Acquired     Value         Exercisable/    Exercisable/
    Name              on Exercise   Realized ($)  Unexercisable   Unexercisable($)
- - --------------------  -----------   ------------  -------------   ----------------
Bradley A. Cochennet           _              _       5,440/_         $435,461/_

 Long-Term Incentive Plan Awards

   The goal of Ferrell's Long-Term Incentive Plan (the "Plan") is to attract and retain officers and key executives needed for the continued growth and success of Ferrell and its affiliates through long-term incentives in the form of units ("Equity Units"). The plan is administered by the Compensation Committee (the "Committee") of the Board of Directors of Ferrell. The Committee members who hold an award under the Plan are ineligible to vote on matters relating to the Plan. The Committee has the authority to determine, within the express provisions of the Plan, the individuals to whom awards will be granted; the amount, size and terms of each such award; the time when awards will be granted; and the objectives and conditions for earning such awards. The Committee has the full and final authority to interpret the provisions of the Plan, to decide all questions of fact arising upon its application and to make all other determinations necessary or advisable for the administration of the plan.

  The Equity Units awarded under the Plan, which are 100% vested, are subject to purchase by Ferrell at a cash price related to the increased value of Ferrell's common stock from 1986, as determined pursuant to (i) an appraisal conducted by a nationally recognized investment banking firm, (ii) the mean of the closing bid and asked price of a class of Ferrell's common stock if a class of Ferrell's common stock is publicly traded, or (iii) in certain limited circumstances, including if the appraisal referred to in (i) is more than 90 days old or if there is no public market as referred to in (ii), the Committee shall determine the value of the Equity Units. Unless purchased earlier, Ferrell will purchase all of the issued and outstanding Equity Units as of July 31, 1996. The value of the Equity Units as of July 31, 1996 will be the value of Ferrell's common stock as of such date, determined in accordance with the valuation methods described above, less the "deemed" value of Ferrell's common equity as of August 1, 1986.

  As of July 31, 1994, a total of 30,000 Equity Units, awarded in previous years, were outstanding to Bradley A. Cochennet, as named in the Summary Compensation Table. During fiscal 1993,
James E. Ferrell had a total of 64,000 Equity Units repurchased by Ferrell. No additional Equity Units were awarded under the Plan in fiscal 1994, therefore, no long-term incentive plan awards table is presented.

   Compensation expense of $720,000 and $80,000 was recorded for the fiscal years ended July 31, 1994 and 1993, respectively pursuant to the Plan for the benefit of the Equity Unit holders. As of July 31, 1994, a liability totaling approximately $2,145,000 is recorded in the financial statements of Ferrell as a result of the grants under this Plan.

 Profit Sharing Plan

   The Ferrell Profit Sharing Plan is a qualified defined contribution plan (the "Profit Sharing Plan"). All full-time employees of Ferrell or any of its direct or indirect wholly owned subsidiaries with at least one year of service are eligible to participate in the Profit Sharing Plan. The Board of Directors of Ferrell determines the amount of the annual contribution to the Profit Sharing Plan, which is purely discretionary. This decision is based on the operating results of Ferrell for the previous calendar year and anticipated future cash needs of the General Partner and Ferrell. The contributions are allocated to the Profit Sharing Plan participant's based on each participant's wages or salary as compared to the total of all participants' wages and salaries.

   Historically, the annual contribution to the Profit Sharing Plan has been 2% to 7% of each participant's annual wage or salary. The Profit Sharing Plan also has a cash-or-deferred, or 401(k), feature allowing plan participants to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the Profit Sharing Plan.

Compensation of Directors

  The General Partner does not pay any additional remuneration to its employees (or employees of, or legal counsel to, a direct or indirect wholly-owned subsidiary) for serving as directors. Directors who are not employees of the General Partner, a direct or indirect wholly-owned subsidiary, or counsel to any of the foregoing, receive a fee per meeting of $500, plus reimbursement for out-of-pocket expenses.

Termination of Employment Arrangement

  On January 3, 1991, Warren Gfeller resigned as President of the Company and as Director of Ferrell. In connection with such resignation, a severance agreement was executed by and among Mr. Gfeller, the Company and Ferrell, whereby Mr. Gfeller would receive $2.5 million, payable in four equal annual installments commencing on or before January 11, 1991. As consideration for these payments, Mr. Gfeller agreed not to compete with the Company and to the termination and release of his participation in the Ferrell Long-Term Incentive Plan and all bonus or performance plans maintained by the Company and Ferrell.

  In January 1994, Geoffrey H. Ramsden resigned as Vice President and Chief Financial Officer of the Company. In connection with Mr. Ramsden's resignation, Ferrell and Mr. Ramsden entered into a severance agreement dated March 23, 1994. Pursuant to the terms of the agreement, Mr. Ramsden received approximately $500,000 in exchange for the repurchase of his Class M Stock and Equity Units and the termination of all rights under Ferrell's bonus and performance plans.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following tables set forth certain information as of July 31, 1994, regarding the beneficial ownership of (i) the Common and Subordinated Units of the MLP and (ii) the Class A and Class M common stock of Ferrell, the parent company of the
  General Partner, by certain beneficial owners and all directors of the General Partner and the Partnership, each of the named executive officers and all directors and executive officers as a group. The General Partner knows of no other person beneficially owning more than 5% of the Common Units.

Ferrellgas Partners, L.P.
- - -------------------------
                                                             Units       Percent
      Title of                   Name and Address         Beneficially      of
       Class                   of Beneficial Owner          Owned  (1)    Class
- - ------------------------    --------------------------    ------------    -----
Common Units                Ferrellgas, Inc. (2)            1,000,000      7.1%
                            Bradley Cochennet                     500       *
                            Rhonda Smiley                         500       *
                            Daniel M. Lambert                     200       *
                            A. Andrew Levison                  15,000       *
                            All Directors and Officers
                               as a Group                      16,200       *

Subordinated Units          Ferrellgas, Inc. (2)           16,543,721      100%

Ferrell Companies, Inc.
- - -----------------------
                                                             Units        Percent
      Title of                   Name and Address         Beneficially       of
       Class                   of Beneficial Owner          Owned  (1)     Class
- - ------------------------    --------------------------    ------------     -----
Class A Common Stock        James E. Ferrell (3)            2,562,640 (4)  99.6%
                            All Directors and Officers
                               as a Group                   2,573,100       100%

Class M Common Stock (5)    All Directors and Officers          4,325      28.1%
                               as a Group

  *  Less than 1%.

(1) Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Securities Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof ("Voting Power") or to dispose or direct the disposition thereof ("Investment Power") or has the right to acquire either of those powers within sixty (60) days.

(2) The address for Ferrellgas, Inc. is One Liberty Plaza, Liberty, Missouri 64068.. On August 1, 1994, the General
  Partner declared a dividend and distributed to Ferrell 1,000,000 Common Units and 1,650,000 Subordinated Units. The dividend of the Common Units and Subordinated Units represent 7.1% and 10.0% of each Class, respectively.

(3) The address for James E. Ferrell and Elizabeth J. Ferrell, is c/o Ferrell Companies, Inc., One Liberty Plaza, Liberty,
  Missouri 64068.

(4) James E. Ferrell has sole Voting and Investment Power with respect to 1,525,817 shares of Class A Common Stock held by Mr. Ferrell as Trustee of the James E. Ferrell Revocable Trust. Mr. Ferrell shares Voting and Investment Power with respect to 1,036,823 shares of Class A Common Stock held by himself and his wife, Elizabeth J. Ferrell, as joint tenants with rights of survivorship.

(5) The shares of Class M Common Stock are restricted to eligible employees of Ferrell and the Company and are non-voting and non-transferable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Set forth below is a discussion of certain relationships and related transactions among affiliates of the Partnership.

    In connection with the formation of the Partnership, substantially all of the assets and liabilities of the Company were conveyed at historical cost to the Operating Partnership, as described in the Ferrellgas Partners, L.P.'s notes to consolidated financial statements.

   The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $7,561,000 from inception to July 31, 1994, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner. The conveyance of the net assets of the Company to the Partnership and the details of the employee benefit plans are described in the Ferrellgas Partners, L.P.'s notes to the consolidated financial statements.

   A. Andrew Levison, a director of Ferrell and the Company, is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the public offering of Common Units and Senior Notes described in Note A of the Ferrellgas Partners, L.P.'s notes to the consolidated financial statements and was paid total fees of $5,100,000.

   The law firm of Smith, Gill, Fisher & Butts, a Professional Corporation, is general counsel to the Partnership, General Partner, Ferrell and their respective subsidiaries and affiliates. David S. Mouber, a director of Ferrell at July 31, 1994, is a member of such law firm. The Partnership, Ferrell and their respective subsidiaries paid such firm fees of $151,000 from inception to July 31, 1994.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K.

  (a)  1. Financial Statements.

       See "Index to Financial Statements" set forth on page F-1.

     2.   Financial Statement Schedules.

       See "Index to Financial Statement Schedules" as set forth on page S-1.

     3.   Exhibits.

       See "Index to Exhibits" set forth on page E-1.

  (b)  Reports on Form 8-K.

     Reports on Form 8-K were filed by the Partnership on  August
     15,  September 26 and October 4, 1994, and are  incorporated
     herein  by  reference.   The contents  of  the  reports  are
     briefly summarized below:

     On August 15, 1994, the Registrants reported that the previously announced offering of 13,100,000 Common Units representing limited partners interests in Ferrellgas Partners, L.P. was consummated, concurrent with the offering by Ferrellgas, L.P. of $250,000,000 Senior Notes due 2001.

     On  September 26, 1994, the Registrants reported that Daniel
     M. Lambert and A. Andrew Levison were appointed to the Board of Directors of Ferrellgas, Inc., the General Partner.

     On October 4, 1994, the Registrants reported that Ferrellgas, Inc., the General Partner of Ferrellgas Partners, L.P. and Ferrellgas, L.P., entered into a definitive Purchase Agreement with Vision Energy Resources, Inc. ("Vision") for the purchase of the propane business owned and operated by Vision for a cash purchase price of $45,000,000. Following the closing of the transaction, the General Partner intends to transfer the assets of Vision to the Partnership.
                           SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FERRELLGAS PARTNERS, L.P.

                                   By Ferrellgas, Inc.
                                     (General Partner)



                                   By /s/ James E. Ferrell
                                      James E. Ferrell
                                      Chairman and Chief
                                      Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


       Signature                 Title                         Date



  /s/ James E. Ferrell        Chairman of the Board,           October 20, 1994
  James E. Ferrell            Chief Executive Officer and
                              Director (Principal Executive
                              Officer)




  /s/ Daniel M. Lambert       Director                         October 20, 1994
  Daniel M. Lambert




  /s/ A. Andrew Levison       Director                         October 20, 1994
  A. Andrew Levison




  /s/ Danley K. Sheldon       Senior Vice President/Chief      October 20, 1994
  Danley K. Sheldon           Financial Officer (Principal
                              Financial and Accounting Officer)

                           SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FERRELLGAS, L.P.

                                   By Ferrellgas, Inc.
                                     (General Partner)



                                   By /s/ James E. Ferrell
                                      James E. Ferrell
                                      Chairman and Chief
                                      Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


       Signature                 Title                  Date



  /s/ James E. Ferrell        Chairman of the Board,           October 20, 1994
  James E. Ferrell            Chief Executive Officer and
                              Director (Principal Executive
                              Officer)




  /s/ Daniel M. Lambert       Director                         October 20, 1994
  Daniel M. Lambert




  /s/ A. Andrew Levison       Director                         October 20, 1994
  A. Andrew Levison




  /s/ Danley K. Sheldon       Senior Vice President/Chief      October 20, 1994
  Danley K. Sheldon           Financial Officer (Principal
                              Financial and Accounting Officer)

                           SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FERRELLGAS FINANCE CORP.



                                   By /s/ James E. Ferrell
                                      James E. Ferrell
                                      Chairman and Chief
                                      Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


       Signature                 Title                  Date



  /s/ James E. Ferrell        Chairman of the Board,           October 20, 1994
  James E. Ferrell            Chief Executive Officer and
                              Sole Director (Principal
                              Executive Officer)




  /s/ Danley K. Sheldon       Senior Vice President/Chief      October 20, 1994
  Danley K. Sheldon           Financial Officer (Principal
                              Financial and Accounting Officer)


                        INDEX TO EXHIBITS

      The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K which are not listed are not applicable.

 Exhibit
  Number                  Description

***  3.1  Agreement of Limited Partnership of Ferrellgas Partners, L.P.

*    3.2  Agreement of Limited Partnership of Ferrellgas, L.P.
                    dated as of July 5, 1994.

* 10.1 Credit Agreement dated as of July 5, 1994, among Ferrellgas, L.P., Stratton Insurance Company, Inc., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto.

*   10.2  Indenture dated as of July 5, 1994, among Ferrellgas,
          L.P., Ferrellgas Finance Corp. and Norwest Bank
          Minnesota, National Association, as Trustee, relating to $200,000,000 10% Series A Fixed Rate Senior Notes due 2001 and $50,000,000Series B Floating Rate Senior Notes due 2001.

    10.4 Assignment and Agreement dated as of January 1, 1989, between BP Oil Company and Ferrell Petroleum, Inc., as amended.

** 10.5 Ferrell Long-Term Incentive Plan, dated June 23, 1987, between Ferrell and the participants in the Plan.

**  10.6  Ferrell 1992 Key Employee Stock Option Plan.

**  10.7  Contribution, Conveyance and Assumption Agreement between
          Ferrellgas, the Partnersihp and the Operating Partnership.

    10.8 First Amendment to Contribution, Conveyance and Assumption Agreement between Ferrellgas, the Partnership and the Operating Partnership.

**  21.1                List of subsidiaries.

**  23.1   Consent of Deloitte & Touche, LLP.

    27    Ferrellgas Partners, L.P. and Subsidiary Financial Data Schedule

    27.1  Ferrellgas, L.P. and Subsidiaries Financial Data Schedule

    27.2  Ferrellgas Finance Corp. Financial Data Schedule

    27.3  Ferrellgas, Inc. and Subsidiaries (PREDECESSOR) Financial
          Data Schedule

* Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed August 15,
     1994.

** Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-1
     (Registration No. 33-53383).

*** Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-1
     (Registration No. 33-55185).


INDEX TO FINANCIAL STATEMENTS
- - -----------------------------
Ferrellgas Partners, L.P. and Subsidiary
- - ----------------------------------------
     Independent Auditors' Report
     Consolidated Balance Sheet - July 31, 1994
     Consolidated Statement of Operations -
     Inception to July 31, 1994 and Pro Forma
       July 31, 1993
     Consolidated Statement of Partners Capital -
       Inception to July 31, 1994
     Consolidated Statement of Cash Flows -
       Inception to July 31, 1994
     Notes to Consolidated Financial Statements

Ferrellgas, L.P. and Subsidiaries
- - ---------------------------------
     Independent Auditors' Report
     Consolidated Balance Sheet - July 31, 1994
     Consolidated Statement of Operations -
       Inception to July 31, 1994 and Pro Forma
       July 31, 1993
     Consolidated Statement of Partners' Capital -
       Inception to July 31, 1994
     Consolidated Statement of Cash Flows -
       Inception to July 31, 1994
     Notes to Consolidated Financial Statements

Ferrellgas Finance Corp.
- - ------------------------
     Independent Auditors' Report
     Balance Sheet - July 31, 1994
     Statement of Stockholder's Equity -
       Inception to July 31, 1994
     Statement of Cash Flows -
       Inception to July 31, 1994
     Notes to Financial Statement

Ferrellgas, Inc. and Subsidiaries (Predecessor)
- - -----------------------------------------------
     Independent Auditors' Report
     Consolidated Balance Sheet -
       June 30, 1994 and July 31, 1993
     Consolidated Statement of Operations -
       Eleven Months Ended June 30, 1994 and
       Years Ended July 31, 1993 and 1992
     Consolidated Statement of Partners' Capital -
       Eleven Months Ended June 30, 1994 and
       Years Ended July 31, 1993 and 1992
     Consolidated Statement of Cash Flows -
       Eleven Months Ended June 30, 1994 and
       Years Ended July 31, 1993 and 1992
     Notes to Consolidated Financial Statements

                INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P.
Liberty, Missouri

     We have audited the accompanying consolidated balance sheet of Ferrellgas Partners, L.P. and subsidiary as of July 31, 1994, and the related consolidated statements of operations, partners' capital and cash flows for the period from inception (April 19, 1994) to July 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiary as of July 31, 1994, and the results of their operations and their cash flows for the period from inception (April 19, 1994) to July 31, 1994, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 16, 1994 (October 14, 1994 as to Note O.)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)


                                                    July 31,
                                                      1994
                                                    ---------
 ASSETS
Current Assets:
  Cash and cash equivalents                          $14,535
  Accounts and notes receivable (net of
     allowance for doubtful accounts of $798)         50,780
  Inventories                                         43,562
  Prepaid expenses and other current assets            2,042
                                                    ---------
    Total Current Assets                             110,919

  Property, plant and equipment, net                 294,765
  Intangible assets, net                              63,291
  Other Assets, net                                    8,218
                                                    ---------
    Total Assets                                    $477,193
                                                    =========


LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Accounts payable                                   $46,368
  Other current liabilities                           26,590
  Short-term borrowing                                 3,000
  Payable to general partner                              13
                                                    ---------
    Total Current Liabilities                         75,971

  Long-term debt                                     267,062
  Other liabilities                                   11,528

  Minority interest                                    1,239

Partners' Capital
 Common unitholders (units issued - 14,100,000)       84,532
 Subordinated unitholder (units issued - 16,593,721)  99,483
 General partner                                     (62,622)
                                                    ---------
    Total Partners' Capital                          121,393
                                                    ---------
    Total Liabilities and Partners' Capital         $477,193
                                                    =========

[FN]
See notes to consolidated financial statements.
<FN/>

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except unit data)



                                              Inception to July 31,
                                           --------------------------
                                                          Pro Forma
                                               1994           1993
                                                          (unaudited)
                                           -----------   ------------
Revenues:
  Gas liquids and related product sales       $22,411       $24,696
  Other                                         2,155         1,839
                                             ---------    ----------
    Total revenues                             24,566        26,535

Costs and expenses:
  Cost of product sold                         13,211        16,300
  Operating                                    10,078         8,299
  Depreciation and amortization                 2,383         2,490
  General and administrative                      935         1,053
  Vehicle leases                                  350           375
                                             ---------    ----------
    Total costs and expenses                   26,957        28,517
                                             ---------    ----------
Operating loss                                 (2,391)       (1,982)

  Loss on disposal of assets                      (97)          (16)
  Interest income                                  73            50
  Interest expense                             (2,662)       (2,374)
  Minority interest                                51            44
                                             ---------    ----------
  Loss before extraordinary loss               (5,026)       (4,278)

  Extraordinary loss on early
     extinguishment of debt                    60,062             -
  Minority interest in extraordinary loss        (607)            -
                                             ---------    ----------
Net loss                                      (64,481)       (4,278)

  General partner's interest in net loss      (64,481)       (4,278)
                                             ---------    ----------
  Limited partners' interest in net loss      $     -       $     -
                                             =========    ==========

Net loss per unit:
    Loss before extraordinary loss            $     -       $     -
    Extraordinary loss                              -             -
                                             ---------    ----------
    Net loss per unit                         $     -       $     -
                                             =========    ==========

Number of units used in computation        30,693,721    30,693,721
                                           ===========   ==========

[FN]
See notes to consolidated financial statements.
<FN/>

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands, except unit data)




                                   Number of units                                              Total
                              ------------------------                             General     partners'
                              Common       Subordinated   Common   Subordinated    partner     capital
                            ----------      ----------   -------     -------     ---------    ---------
 Balance April 19, 1994               -               -   $     -     $     -      $     -     $      -

  Contributions             14,100,000      16,593,721    84,532      99,483        1,859      185,874

  Net loss                           -               -         -           -      (64,481)     (64,481)
                            ----------      ----------   -------     -------     ---------    ---------
Balance July 31, 1994       14,100,000      16,593,721   $84,532     $99,483     ($62,622)    $121,393
                            ==========      ==========   =======     =======     =========    =========

[FN]
See notes to consolidated financial statements.
<FN/>

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                Inception
                                                    to
                                                 July 31,
                                                   1994
                                                 ---------
Cash Flows From Operating Activities:
 Net loss                                        ($64,481)
 Reconciliation of net loss to net
  cash from operating activities:
  Extraordinary loss(net of minority interest)     59,455
  Depreciation and amortization                     2,383
  Other                                                22
  Decrease (increase) in assets:
    Accounts and notes receivable                     196
    Inventories                                    (5,631)
    Prepaid expenses and other current assets         618
  Decrease in liabilities:
    Accounts payable                               (2,809)
    Other current liabilities                      (1,733)
    Other liabilities                                 (35)
                                                 ---------
      Net cash used by operating activities       (12,015)
                                                 ---------
Cash Flows From Investing Activities:
 Capital expenditures                              (2,768)
 Proceeds from asset sales                             35
 Net additions to other assets                         (4)
                                                 ---------
      Net cash used by investing activities        (2,737)
                                                 ---------
Cash Flows From Financing Activities:
 Additions to long-term debt                      265,000
 Net issuance of common units                     255,006
 Cash transfer from predecessor company            39,791
 Additions to short-term borrowing                  3,000
 Reductions to long-term debt                    (477,903)
 Additional payments to retire debt               (48,364)
 Additions to financing costs                      (6,575)
 Minority activity                                   (544)
 Net payment to general partner                      (124)
                                                 ---------
   Net cash provided by financing activities       29,287
                                                 ---------

Increase in Cash and Cash Equivalents              14,535
Cash and cash equivalents - Beginning of period         -
                                                 ---------
Cash and Cash Equivalents - End of Period         $14,535
                                                 =========

[FN]
See notes to consolidated financial statements.
<FN/>
                     FERRELLGAS PARTNERS, L.P.
                         AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FROM INCEPTION TO JULY 31, 1994


A.   Partnership Organization and Formation:

  Ferrellgas Partners, L.P. was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership"), both Delaware limited partnerships, and collectively known as the Partnership. Ferrellgas Partners, L.P., was formed to acquire and hold a limited partner interest in the Operating Partnership. The Operating Partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas Inc. (the "Company" or "General Partner'"). The Company has retained a 1% general partner interest in Ferrellgas Partners, L.P. and also holds a 1% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

  On July 5, 1994, the Partnership completed an initial public offering of 13,100,000 Common Units representing limited partner interests (the "Common Units") at $21 per Common Unit. The 13,100,000 Common Units represent a 41.8% limited partner interest in the Partnership. Concurrent with the closing of the offering, the Company contributed all of its propane business and assets to the Partnership (excluding approximately $39,000,000 in cash, payables to or receivables from parent and affiliates and an investment in the Class B Stock of Parent) in exchange for 1,000,000 Common Units, 16,593,721 Subordinated Units and Incentive Distribution Rights, representing a 56.2% limited partner interest in the Partnership, in addition to the 2% general partner interest in the Partnership. In connection with the contribution of the propane business and assets by the Company, the Operating Partnership assumed all of the liabilities, whether known or unknown, associated with such assets (other than income tax liabilities). The book value of the assets being contributed to the Partnership was approximately $67,000,000 less than the liabilities assumed by the Operating Partnership, as described in Note B.

  Concurrent with this offering, the Operating Partnership completed the issuance of 10% Fixed Rate Senior Notes due 2001 in the aggregate principal amount of $200,000,000 and Floating Rate Senior Notes due 2001 in the aggregate principal amount of $50,000,000 (collectively, the "Senior Notes"). As described in Note G, the net proceeds from the sale of the Common Units and from the issuance of the Senior Notes were used to retire approximately $477,600,000 in indebtedness assumed by the Operating Partnership.

B.   Summary of Significant Accounting Policies:

  (1)  Principles of consolidation:

     The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership. The Company's 1% General Partner interest in Ferrellgas, L.P. is accounted for as a minority interest. All material intercompany profits, transactions and balances have been eliminated.

     The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations of the Partnership from the inception to July 31, 1994, are not indicative of the results to be expected for a full fiscal year. See Note N for the unaudited pro forma statement of operations for the fiscal years ended July 31, 1994 and 1993.

  (2)  Inventories:

     Inventories are stated at the lower of cost or market using average cost and actual cost methods.

     The Partnership enters into forward purchase/sale agreements and options involving propane and related products which are for trading purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for on a mark-to-market basis.

   (3) Property, plant and equipment and other non-current assets:

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from two to thirty years. Expenditures for maintenance and routine repairs are expensed as incurred.

     Intangible assets, consisting primarily of customer location values and goodwill, are stated at cost, net of amortization computed on the straight-line method over fifteen years for customer location values and forty years for goodwill. The General Partner evaluates the intangible assets for impairment by calculating the anticipated cash flow attributable to such acquisitions over their expected remaining life. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of the intangible assets are adjusted. Accumulated amortization of intangible assets totaled $68,489,000 as of July 31, 1994.

     Other assets consist primarily of non-current notes receivable and deferred financing costs. The deferred financing costs are amortized using the effective interest method over the terms of the respective debt agreements. Accumulated amortization of other assets totaled $1,860,000 as of July 31, 1994.

  (4)  Income taxes:

     The Partnership is a limited partnership. As a result, the Partnership's income or loss for Federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

  (5)  Consolidated statement of cash flows:

     In connection with the formation of the Partnership, certain non-cash investing and financing activities occurred. Effective July 5, 1994, substantially all of the propane assets and liabilities of the Company were conveyed at historical cost to the Operating Partnership and the Operating Partnership began operating activities. Net liabilities assumed by the Operating Partnership are as follows:

                                                    July 5, 1994
                                                   -------------
                                                   (in thousands)
Cash                                                   $39,791
Accounts receivable                                     50,747
Inventories                                             37,931
Prepaid expenses and other current assets                2,660
Property, plant and equipment, net                     293,729
Intangible assets, net                                  64,050
Other assets                                             9,327
                                                      ---------
   Total Assets Conveyed                               498,235
                                                      ---------

Accounts Payable                                        49,177
Other current liabilities                               30,296
Long-term debt, net                                    476,441
Other non-current liabilities                            9,557
                                                      ---------
   Total Liabilities Assumed                           565,471
                                                      ---------
Net liabilities assumed by the Operating Partnership  ($67,236)
                                                      =========

     For purposes of the consolidated statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Interest paid totaled $6,093,000 from inception to July 31, 1994.

  (6)  Net Income per Unit

     Net income per unit is computed by dividing net income, after deducting the General Partner's 1% interest, by the weighted average number of outstanding Common Units and
     Subordinated Units  (a  total  of 30,693,721 as of July  31,
     1994). As described in Note G and H, the net loss before extraordinary loss of approximately $5,026,000, and the extraordinary loss from early extinguishment of debt of approximately $60,062,000 is allocated 100% to the General Partner. Accordingly, there is no net income per unit calculation attributable to the limited partners from inception to July 31, 1994.

C.   Quarterly Distributions of Available Cash:

  The Partnership will make quarterly cash distributions of all of its "Available Cash", generally defined as consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

  Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common and Subordinated Unitholders (the "Unitholders") and 2% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the "Minimum Quarterly Distribution" ( $0.50 per Unit) , plus any "arrearages", prior to any distribution of Available Cash to the holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the "Subordination Period" (as defined below) and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

  In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning on or after August 1, 1999, in which (i) distributions of Available Cash equal or exceed the Minimum Quarterly Distribution on the Common Units and the Subordinated Units for each of the three consecutive four quarter periods immediately preceding such date and (ii) the Partnership has invested at least $50 million in acquisitions and capital additions or improvements to increase the operating capacity of the Partnership. Prior to the end of the Subordination Period but not prior to August 1, 1997, 5,531,240 Subordinated Units held by the Company will convert into Common Units if (i) distributions of Available Cash on the Common Units and Subordinated Units equaled or exceeded the Minimum Quarterly Distribution for each of the two consecutive four-quarter period preceding August 1, 1997, and (ii) the operating cash generated by the Partnership in each of such four-quarter periods equaled or exceeded 125% of the Minimum Quarterly Distribution on all Common Units and all Subordinated Units. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

  The Partnership will make distributions of all of its Available Cash within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date. The first distribution for the period from July 5, 1994 through October 31, 1994 will be made on or before December 15, 1994.

D.   Inventories:

                                                 July 31, 1994
                                                 -------------
                                                 (in thousands)
Liquified propane gas and related products          $38,890
Appliances, parts and supplies                        4,672
                                                    -------
                                                    $43,562
                                                    =======

  In addition to inventories on hand, the Partnership enters into
  contracts  to  buy  product  for  supply  purposes.   All  such
  contracts have terms of less than one year and call for payment based on market prices at date of delivery.

E.   Property, Plant and Equipment:

                                                    July 31, 1994
                                                    -------------
                                                    (in thousands)
Land and improvements                                  $18,589
Buildings and improvements                              23,005
Vehicles                                                37,283
Furniture and fixtures                                  17,776
Bulk equipment and market facilities                    33,091
Tanks and customer equipment                           317,631
Other                                                    5,097
                                                      --------
                                                       452,472
Less accumulated depreciation and amortization         157,707
                                                      --------
                                                      $294,765
                                                      ========

F.   Other Current Liabilities:

                                                  July 31, 1994
                                                  -------------
                                                  (in thousands)
Current portion of long-term debt                      $1,311
Accrued insurance                                       6,624
Accrued interest                                        2,161
Accrued Payroll                                         9,394
Other                                                   7,100
                                                      -------
                                                      $26,590
                                                      =======


G.   Long-Term Debt:

                                                                July 31, 1994
                                                                -------------
                                                                (in thousands)
Fixed rate senior Notes, interest at 10%, due August 1,
2001                                                               $200,000

Floating rate senior notes, interest at LIBOR rate plus
applicable margin (7.875% at July 31, 1994), due August 1,
2001                                                                 50,000

Credit Facility term loan borrowings, interest at applicable
rate (7.375% at July 31, 1994), due 2001                             15,000

Notes payable, including approximately $2,056,000
secured by property and equipment, interest rates ranging
from noninterest-bearing to 12%, due on various dates
through 2001                                                          3,373
                                                                   --------
                                                                    268,373
Less current portion                                                  1,311
                                                                   --------
                                                                   $267,062
                                                                   ========


  Concurrent with the closing of the sale of the Common Units described in Note A, the Operating Partnership issued $250,000,000 aggregate principal amount of Senior Notes due 2001. The net proceeds, along with the net proceeds of the offering of Common Units, were used to retire $477,600,000 of indebtedness of the Company assumed by the Operating
  Partnership. The retirement of the indebtedness assumed by the Operating Partnership resulted in an extraordinary loss of approximately $60,062,000 resulting from debt prepayment premiums, consent fees and the write-off of unamortized discount and financing costs. As described in Note H, the extraordinary loss is allocated 100% to the General Partner in accordance with the partner capital allocation provisions of the partnership agreement.

  The $200,000,000 Fixed Rate Senior Notes are not redeemable prior to August 1, 1998. Thereafter, the Partnership has the option to redeem the notes, in whole or part, at a premium. The $50,000,000 aggregate principal amount of Floating Rate Senior Notes (the "Floating Notes") are redeemable at the option of the Partnership on or after August 1, 1995, in whole or part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest at the redemption date. The Floating Notes have mandatory sinking fund payments of $5,000,000 on August 1, 1999 and 2000, to retire an aggregate 20% of the Floating Notes prior to maturity.

  On July 5, 1994 , the Operating Partnership entered into a $185,000,000 Credit Facility with Bank of America National Trust & Savings Association ("BofA"), as Agent. The Credit
  Facility permits borrowings of up to $100,000,000 on a senior unsecured revolving line of credit basis ( the "Working Capital Facility"), to fund working capital and general partnership requirements (of which up to $50,000,000 is available to support letters of credit). At July 31, 1994, $3,000,000 of borrowings were outstanding under the revolving line of credit, and letters of credit outstanding, used primarily to secure obligations under certain insurance and leasing arrangements, totaled $35,701,000. In addition, the Credit Facility permits borrowings up to $85,000,000 on a senior unsecured basis (the "Expansion Facility"). Under the Expansion Facility, $15,000,000 was borrowed to retire existing indebtedness of the Operating Partnership, and $70,000,000 is available to finance acquisitions and for capital additions and improvements.

  At  the  Operating Partnership's option, borrowings  under  the
  Credit Facility may bear interest at the Base Rate (i.e. the higher of the Federal funds rate plus 1/2% or BofA's reference rate), or the LIBOR rate, in each case plus an applicable margin. The Credit Facility is committed for up to a three year period, at which time the Working Capital Facility will expire. Borrowings under the Expansion Facility may be converted, at the option of the Operating Partnership, to a three year term loan at the end of the initial three-year period.

  The Senior Notes and Credit Facility contain various restrictive covenants applicable to the Operating Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Operating Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Operating Partnership fails to meet certain coverage and capital expenditure tests. With respect to the capital expenditure tests, the Operating Partnership shall have in the aggregate made "Capital Investments" (as defined in the Senior
  Note Indenture) of $15,000,000 by July 31, 1995, $30,000,000 by
  July 31, 1996,  $45,000,000 by  July 31,  1997,  $70,000,000 by
  July 31, 1998, $95,000,000  by July 31,  1999, and $120,000,000
  by the end of fiscal year 2000. The Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Notes and Credit Facility.


  Annual principal payments on long-term debt for each of the next five fiscal years are $1,250,000 in 1995, $716,000 in 1996, $1,510,000 in 1997, $5,127,000 in 1998 and $5,082,000 in
  1999.

H.   Partner's Capital

  Partner's capital consists of 14,100,000 Common Units representing an effective 45% limited partner interest in the Partnership, of which 1,000,000 Common Units, representing an effective 3.2% interest in the Partnership, are owned by Ferrellgas, Inc.; 16,593,721 Subordinated Units representing an effective 53% limited partner interest in the Partnership are also owned by Ferrellgas, Inc.; and a 2% General Partner interest.

  The Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement") contains specific provisions for the allocation of net income and loss to each of the partners for purposes of maintaining the partner capital accounts. In addition, the Partnership Agreement contains special provisions for the allocation of the extraordinary loss from the retirement of indebtedness, and the net loss from operations of the Partnership from the closing date on July 5, 1994, to July 31, 1994. In accordance with these special provisions of the Partnership Agreement, the extraordinary loss of $60,062,000 is allocated 100% to the General Partner and will not be reallocated to the limited partners in the next taxable year. The net loss from operations of approximately $5,026,000 is allocated 100% to the General Partner from inception of the Partnership to the last day of the taxable year ending July 31, 1994. An amount equal to 99% of this net loss will be reallocated to the limited partners in the following taxable year based on their ownership percentages.

  During the Subordination Period, the Partnership may issue up to 7,000,000 Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units and an unlimited number of partnership interests junior to the Common Units without a
  Unit holder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with acquisitions if certain cash flow criteria are met. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of additional general and limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner without the approval of any Unitholders.

I.   Transactions with Related Parties:

  The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $7,561,000 from inception to July 31, 1994, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership described in Note A included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner. The details of these employee benefit plans are described in Notes K and L.

  A. Andrew Levison, a director of the Ferrell Companies, Inc. ("Ferrell"), is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the public offering of Common Units and Senior Notes described in Note A, and was paid fees of $5,100,000.

  The law firm of Smith, Gill, Fisher & Butts, a Professional Corporation, is general counsel to the Partnership, General Partner, Ferrell and their respective subsidiaries and affiliates. David S. Mouber, a director of Ferrell at July 31, 1994, is a member of such law firm. The Partnership, Ferrell and their respective subsidiaries paid such firm fees of $151,000 from inception to July 31, 1994.

J.   Contingencies and Commitments:

  The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, after taking into consideration the Partnership's insurance coverage and its existing reserves, management is of the opinion that there are no known uninsured claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

  In connection with the formation of the Partnership, the General Partner contributed certain assets including customer relationships and customer tanks. The Internal Revenue Service ("IRS") has examined the General Partner's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate to these contributed assets. If the IRS were successful, the amount of amortization and depreciation available to the General Partner could be adversely affected. At this time, it is not possible to determine the ultimate resolution of this matter and the impact, if any, to the consolidated financial statements of the Partnership.

  Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2016. Rental expense under these leases totaled $725,000 for the one month ended July 31, 1994. Future minimum lease commitments for such leases are $7,569,000 in 1995, $5,286,000 in 1996,
  $3,438,000 in 1997,  $1,537,000 in 1998 and $409,000 in 1999.

K.   Employee Benefits:

  As described in Note A and I, the Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumed all liabilities, which included specific liabilities related to the following employee benefit and incentive plans for the benefit of the officers and employees of the General Partner.

  The General Partner and its parent have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions are made to the plan at the discretion of the parent's Board of Directors. This plan also provides for matching contributions under a cash or deferred arrangement (401(k) plan) based upon participant salaries and employee contributions to the plan. There were no contributions under the profit sharing provision or 401(k) provision of the plan from inception to July 31, 1994.

  The General Partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Benefits under the terminated plan are determined by years of credited service and salary levels. The General Partner's funding policy for this plan is to contribute amounts deductible for Federal income tax purposes. Plan assets consist primarily of corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments.

  The following table sets forth the plan's projected funded status for the respective periods based on the most recent actuarial valuations:

Actuarially computed pension expense includes the following components:

                                                 From
                                              Inception to
                                              July 31, 1994
                                              -------------
                                             (in thousands)
Service Cost                                      $ 21
Interest on  Obligations                            31
Actual Return on Plan Assets                        89
Amortization and Deferral of:
Prior Service Cost                                  (3)
   Gain                                            (15)
   Deferred Asset (Gain)/Loss                     (115)
                                                 ------
Actuarially Computed Pension Expense                $8
                                                 ======

Actuarial present value of benefit obligations is summarized as follows:

                                              July 31, 1994
                                              -------------
                                              (in thousands)
   Vested Benefit Obligation                     $2,474
                                                 ======
   Accumulated Benefit Obligation                $2,977
                                                 ======
   Projected Benefit Obligation                  $4,798
   Less:  Plan Assets at Fair Value               2,853
                                                 ------
   Benefit Obligation in Excess of
     Plan Assets                                  1,945
   Unrecognized Prior Service Cost                  298
   Unrecognized Gain                              1,828
                                                 ------
Accrued Benefit Obligation                       $4,071
                                                 ======

  The actuarial computations assumed a discount rate, annual salary increase and expected long-term rate of return on plan assets of 8%, 5% and 9.5%, respectively, from inception to July 31, 1994.

  In fiscal 1987, Ferrell established the Ferrell Companies, Inc. Long-Term Incentive Plan (the "Plan"). The Plan provides long-term incentives to officers and executives of Ferrell and its subsidiaries in the form of units ("Equity Units"). The Plan provides for the redemption of the Equity Units after July 31, 1996, based upon the excess of an appraised value of Ferrell as of July 31, 1996, over a minimum value established at Plan inception. Earned awards are 100% vested by the participants . Compensation expense charges (credits) representing increases (decreases) in the estimated value of the vested Equity Units are recorded by the Partnership. No compensation expense was charged from inception to July 31, 1994.

L.   Employee Benefits Other Than Pensions:

  The General Partner provides postretirement medical benefits to a closed group of approximately 400 retired employees and their spouses. The plan requires the General Partner to provide primary medical benefits to the participants until age 65, at which time the General Partner pays a fixed amount of $55 per month per participant for medical benefits. The General Partner elected to amortize the postretirement benefit obligation over a period not to exceed the average remaining life expectancy of the plan participants (since all of the plan participants are retired). As described in Note A and I, the Partnership assumed all liabilities associated with this benefit obligation.

  The actuarial liabilities for these postretirement benefits, none of which have been funded, are as follows at July 31, 1994:

  Accumulated Postretirement Benefit Obligation-Retirees    $2,270,000
  Fair Value of Assets                                               0
                                                            ----------
  Unfunded Status                                           $2,270,000
                                                            ==========

  Net periodic postretirement benefit cost from inception to July 31, 1994, included the following components:

  Interest Cost on Obligation                                 $16,183
  Amortization of Transition Obligation                        19,036
                                                              -------
  Net Periodic Postretirement Benefit Cost                    $35,219
                                                              =======

  The accumulated postretirement benefit obligation was determined using a discount rate of 7.75% and a health care cost trend rate of 10% in fiscal year 1994, 8% in fiscal years 1995 through 1997 and 5% thereafter for any individuals who have not attained the age of 65 by such cut-off dates.

  Benefits relate to a closed group of retirees whose benefits convert to a fixed monthly supplement at age 65. Because of the nature of this group, a 1% change in the assumed health care cost trend rates does not have a significant impact on net periodic postretirement benefit cost or the accumulated postretirement benefit obligation.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 - Employers' Accounting For Postemployment Benefits which is effective for fiscal years beginning after December 15, 1993. This statement requires that employers recognize over the service lives of employees the costs of postemployment benefits if certain conditions are met. The General Partner does not believe that adoption of the statement will have a material impact on results of operations or financial condition of the Partnership.

M.    Disclosures About Off Balance Sheet Risk and Fair Value  of
  Financial Instruments:

  Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments, requires disclosures regarding the fair value of financial instruments which can be reasonably determined. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Current   Assets.   The  carrying  amount  of  cash  and   cash
  equivalents approximates fair value because of the short maturity of those instruments.

  Short-Term   Borrowings.   The  carrying  value  of  short-term
  borrowings approximates fair value as of July 31, 1994.

  Long-Term Debt. The estimated fair value of the Partnership's long-term debt was $269,547,000 as of July 31, 1994. The fair value is estimated based on quoted market prices discounted cash flows.

  Options and Forward Contracts. The Partnership is a party to certain option and forward contracts in connection with its trading activities involving various liquified petroleum products. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized as follows:

                       As of July 31, 1994
           (In thousands except price per gallon data)


                                                    As of July 31, 1994
                                       (In thousands, except price per gallon data)
                                                                                     Market
                              Volume in     Price          Maturity       Contract  Value of   Unrealized
                               Gallons   (per gallon)        Dates         Amounts  Contracts  Gain/(Loss)
                               -------    ----------   -----------------   -------   -------   ----------
Exchange Traded Option
   Contracts to Buy              8,358     $0.30-0.31   Nov 1994-Jan 1995    $2,522    $2,603         $81
Exchange Traded Option
   Contracts to (Sell)          (6,174)    $0.29-0.55       Sep-Oct 1994     (1,935)   (2,000)        (65)
Forward Contracts to Buy        78,636     $0.19-0.38       Aug-Dec 1994     21,897    22,359         462
Forward Contracts to (Sell)    (30,562)    $0.30-0.39   Aug 1994-Jan 1995    (9,801)   (9,892)        (91)
                               -------                                      --------  --------   ---------
   Total                        50,258                                      $12,683   $13,070        $387
                               =======                                      ========  ========   =========

  Risks related to these contracts arise from the possible inability of counterparties to meet the terms of their contracts and changes in underlying product prices. The Partnership attempts to minimize market risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through application of its credit policies.

N.   Pro Forma Consolidated Statements of Earnings (Unaudited):

  The accompanying pro forma consolidated statement of earnings for the fiscal year ended July 31, 1994, was derived from the historical statement of operations of the Company for the eleven months ended June 30, 1994, and the statement of operations of the Partnership from inception to July 31, 1994. The pro forma statement of earnings for the fiscal year ended July 31, 1993, was derived from the historical statement of earnings of the Company. The pro forma consolidated statements of earnings of the Partnership should be read in conjunction with the consolidated financial statements of the Partnership and the Company and the notes thereto. The objective of this data is to show the effects on the historical financial information as if the transactions described in Note A had occurred on August 1 of each year presented. The accompanying pro forma consolidated statements of earnings are for comparative purposes and are not indicative of the results of future operations of the
  Partnership:


                                               Pro Forma Year Ended July 31,
                                                    1994           1993
                                                  --------       ---------
                                                        (in thousands)
Revenues:
   Gas liquids and related sales                   $499,696       $516,891
   Other                                             26,860         25,054
                                                   --------       --------
   Total revenues                                   526,556        541,945
                                                   ========       ========

Costs and expenses:
   Cost of product sold                             269,306        298,033
   Operating                                        145,136        139,617
   Depreciation and amortization                     28,835         30,840
   General and administrative                        10,358         10,579
   Vehicle leases                                     4,290          4,823
                                                   --------       --------
     Total costs and expenses                       457,925        483,892
                                                   --------       --------

Operating income:                                    68,631         58,053
   Loss on disposal of assets                        (1,312)        (1,153)
   Interest income                                    1,123            898
   Interest expense                                 (28,130)       (29,220)
   Minority interest                                   (403)          (286)
                                                    --------       --------
Earnings before extraordinary item                  $39,909        $28,292
                                                    ========       ========
Earnings before extraordinary item per unit           $1.29          $0.91
                                                    ========       ========


O.   Subsequent Event:

  On August 22, 1994, the Partnership filed with the Securities and Exchange Commission a shelf registration statement on Form S-1 to register 2,400,000 Common Units representing limited partner interests in the Partnership. The Common Units may be issued from time to time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions.

  On September 30, 1994, the General Partner entered into a definitive Purchase Agreement with Vision Energy Resources, Inc. ("Vision") for the purchase of the propane business owned and operated by Vision for a cash purchase price of $45 million. The closing of the transaction is subject to customary conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Following the closing of the transaction, the General Partner intends to transfer the assets of Vision to Ferrellgas, L.P.

  On October 14, 1994, the General Partner adopted the Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan"), which authorizes the issuance of options (the "Unit Options") covering up to 750,000 Subordinated Units to certain officers and employees of the General Partner, of which 657,000 options have been granted. The Unit Options granted have an exercise price of $16.80 per Subordinated Unit, will vest over a three to five year period (depending on the employee) and will expire on the tenth anniversary of the date of the grant. Upon conversion of 100% of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.
To the Partners of
Ferrellgas, L.P.
Liberty, Missouri

     We have audited the accompanying consolidated balance sheet of Ferrellgas, L.P. and subsidiaries as of July 31, 1994, and the related consolidated statements of operations, partners' capital and cash flows for the period from inception (April 22, 1994) to July 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 1994, and the results of their operations and their cash flows for the period from inception (April 22, 1994) to July 31, 1994, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 16, 1994 (September 30, 1994 as to Note N.)

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands)


                                                July 31,
                    ASSETS                        1994
                                               ---------
Current Assets:
  Cash and cash equivalents                     $14,535
  Accounts and notes receivable (net of
     allowance for doubtful accounts of $798)    50,780
  Inventories                                    43,562
  Prepaid expenses and other current assets       2,042
                                               ---------
    Total Current Assets                        110,919

  Property, plant and equipment, net            294,765
  Intangible assets, net                         63,291
  Other Assets, net                               8,218
                                               ---------
    Total Assets                               $477,193
                                               =========


    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Accounts payable                              $46,368
  Short-term borrowing                            3,000
  Other current liabilities                      26,590
  Payable to general partner                         13
                                               ---------
    Total Current Liabilities                    75,971

  Long-term debt                                267,062
  Other liabilities                              11,528

Partners' Capital
  Limited partner                               121,393
  General partner                                 1,239
                                               ---------
    Total Partners' Capital                     122,632
                                               ---------
      Total Liabilities and Partners' Capital  $477,193
                                               =========

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)








                                              Inception to July 31,
                                           -------------------------
                                                          Pro Forma
                                             1994            1993
                                                          (unaudited)
                                           ---------        --------
Revenues:
  Gas liquids and related product           $22,411         $24,696
sales
  Other                                       2,155           1,839
                                           ---------        --------
    Total revenues                           24,566          26,535

Costs and expenses:
  Cost of product sold                       13,211          16,300
  Operating                                  10,078           8,299
  Depreciation and amortization               2,383           2,490
  General and administrative                    935           1,053
  Vehicle leases                                350             375
                                           ---------        --------
    Total costs and expenses                 26,957          28,517
                                           ---------        --------
Operating loss                               (2,391)         (1,982)

  Loss on disposal of assets                    (97)            (16)
  Interest income                                73              50
  Interest expense                           (2,662)         (2,374)
                                           ---------        --------
  Loss before extraordinary loss             (5,077)         (4,322)

  Extraordinary loss on early
     extinguishment of debt                  60,062               -
                                           ---------        --------
Net loss                                   ($65,139)        ($4,322)
                                           =========        ========

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)

                                                                 Total
                                 Limited         General       partners'
                                 partner         partner        capital
                                ---------        -------       ---------
Balance April 22, 1994          $      -         $    -        $      -

  Contributions                  185,874          1,897         187,771

  Net loss                       (64,481)          (658)        (65,139)
                                ---------        -------       ---------
Balance July 31, 1994           $121,393         $1,239        $122,632
                                =========        =======       =========

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)


                                                   Inception
                                                      to
                                                    July 31,
                                                     1994
                                                   ---------
Cash Flows From Operating Activities:
 Net loss                                          ($65,139)
 Reconciliation of net loss to net
  cash from operating activities:
  Extraordinary loss                                 60,062
  Depreciation and amortization                       2,383
  Other                                                  22
  Decrease (increase) in assets:
    Accounts and notes receivable                       196
    Inventories                                      (5,631)
    Prepaid expenses and other current assets           618
  Decrease in liabilities:
    Accounts payable                                 (2,809)
    Other current liabilities                        (1,733)
    Other liabilities                                   (35)
                                                   ---------
      Net cash used by operating activities         (12,066)
                                                   ---------
Cash Flows From Investing Activities:
 Capital expenditures                                (2,768)
 Proceeds from asset sales                               35
 Net additions to other assets                           (4)
                                                   ---------
      Net cash used by investing activities          (2,737)
                                                   ---------
Cash Flows From Financing Activities:
 Additions to long-term debt                        265,000
 Net contribution from partners                     255,006
 Cash transfer from predecessor company              39,791
 Additions to short-term borrowing                    3,000
 Reductions to long-term debt                      (477,903)
 Additional payments to retire debt                 (48,857)
 Additions to financing costs                        (6,575)
 Net payment to general partner                        (124)
                                                   ---------
      Net cash provided by financing activities      29,338
                                                   ---------
Increase in Cash and Cash Equivalents                14,535
Cash and cash equivalents - Beginning of period           -
                                                   ---------
Cash and Cash Equivalents - End of Period           $14,535
                                                   =========

See notes to consolidated financial statements.

                        FERRELLGAS, L.P.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FROM INCEPTION TO JULY 31, 1994


A.   Partnership Organization and Formation:

  Ferrellgas, L.P. (the "Partnership") was formed April 22, 1994, as a Delaware limited partnership to acquire, own and operate the propane business and substantially all of the assets of Ferrellgas Inc. (the "Company" or "General Partner"). Ferrellgas Partners, L.P. (the "Master Partnership") is a Delaware limited partnership and holds a 99% interest in the Partnership as the sole limited partner. The Company holds a 1% interest in the Partnership as the General Partner and performs all management functions required for the Partnership.

  On July 5, 1994, the Master Partnership completed an initial public offering of 13,100,000 Common Units representing limited partner interests (the "Common Units") at $21 per Common Unit. Concurrent with the closing of the offering, the Company contributed all of its propane business and assets to the Partnership (excluding approximately $39,000,000 in cash, payables to or receivables from parent and affiliates and an investment in the Class B Stock of Parent) in exchange for 1,000,000 Common Units, 16,593,721 Subordinated Units and Incentive Distribution Rights, representing additional limited partner interests in the Master Partnership, as well as a 2% general partner interest in the Master Partnership and the
  Partnership,  on  a  combined basis.  In  connection  with  the contribution of the propane business and assets by the Company, the Partnership assumed all of the liabilities, whether known or unknown, associated with such assets (other than income tax liabilities). The book value of the assets contributed to the Partnership was approximately $67,000,000 less than the liabilities assumed by the Partnership, as described in Note B.

  Concurrently with this offering, the Partnership completed the issuance of 10% Fixed Rate Senior Notes due 2001 in the aggregate principal amount of $200,000,000 and Floating Rate Senior Notes due 2001 in the aggregate principal amount of $50,000,000 (collectively the "Senior Notes"). As described in Note G, the net proceeds from the sale of the Common Units and from the issuance of the Senior Notes were used to retire approximately $477,600,000 in indebtedness assumed by the Partnership.

B.   Summary of Significant Accounting Policies:

  (1)  Principles of consolidation:

     The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its wholly-owned subsidiaries, Ferrellgas Finance Corp., and Stratton
     Insurance Company All material intercompany profits, transactions and balances have been eliminated.

     The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations from inception to July 31, 1994, are not indicative of the results to be expected for a full fiscal year. See Note M for the unaudited pro forma statement of operations for the fiscal years ended July 31, 1994 and 1993.

  (2)  Inventories:

     Inventories are stated at the lower of cost or market using average cost and actual cost methods.

     The Partnership enters into forward purchase/sale agreements and options involving propane and related products which are for trading purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for on a mark-to-market basis.

   (3) Property, plant and equipment and other non-current assets:

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from two to thirty years. Expenditures for maintenance and routine repairs are expensed as incurred.

     Intangible assets, consisting primarily of customer location values and goodwill, are stated at cost, net of amortization computed on the straight-line method over fifteen years for customer location values and forty years for goodwill. The General Partner evaluates the intangible assets for impairment by calculating the anticipated cash flow attributable to such acquisitions over their expected remaining life. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of the intangible assets are adjusted. Accumulated amortization of intangible assets totaled $68,489,000 as of July 31, 1994.

     Other assets consist primarily of non-current notes receivable and deferred financing costs. The deferred financing costs are amortized using the effective interest method over the terms of the respective debt agreements. Accumulated amortization of other assets totaled $1,860,000 as of July 31, 1994.

  (4)  Income taxes:

     The Partnership is a limited partnership. As a result, the Partnership's income or loss for Federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

  (5)  Consolidated statement of cash flows:

     In connection with the formation of the Partnership, certain non-cash investing and financing activities occurred. Effective July 5, 1994, substantially all of the propane assets and liabilities of the Company were conveyed at historical cost to the Partnership and the Partnership began operating activities. Net liabilities assumed by the Partnership are as follows:

                                                  July 5, 1994
                                                 -------------
                                                 (in thousands)
Cash                                                $39,791
Accounts receivable                                  50,747
Inventories                                          37,931
Prepaid expenses and other current assets             2,660
Property, plant and equipment, net                  293,729
Intangible assets, net                               64,050
Other assets                                          9,327
                                                   --------
   Total Assets Conveyed                            498,235
                                                   --------

Accounts Payable                                     49,177
Other current liabilities                            30,296
Long-term debt, net                                 476,441
Other non-current liabilities                         9,557
                                                   --------
   Total Liabilities Assumed                        565,471
                                                   --------
Net liabilities assumed by the Partnership         ($67,236)
                                                   =========


     For purposes of the consolidated statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Interest paid totaled $6,093,000 from inception to July 31, 1994.

C.   Quarterly Distributions of Available Cash:

  The Partnership will make quarterly cash distributions of all of its "Available Cash", generally defined as consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

  Distributions by the Partnership in an amount equal to 100% of its Available Cash will be made 99% to the Master Partnership and 1% to the General Partner. The Partnership will make distributions of all of its Available Cash within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date. The first distribution for the period from July 5, 1994 through October 31, 1994 will be made on or before December 14, 1994.

D.   Inventories:

                                                 July 31, 1994
                                                 -------------
                                                 (in thousands)
Liquified propane gas and related products          $38,890
Appliances, parts and supplies                        4,672
                                                    -------
                                                    $43,562
                                                    =======

  In addition to inventories on hand, the Partnership enters into
  contracts  to  buy  product  for  supply  purposes.   All  such
  contracts have terms of less than one year and call for payment based on market prices at date of delivery.

E.   Property, Plant and Equipment:

                                                    July 31, 1994
                                                    -------------
                                                    (in thousands)
Land and improvements                                  $18,589
Buildings and improvements                              23,005
Vehicles                                                37,283
Furniture and fixtures                                  17,776
Bulk equipment and market facilities                    33,091
Tanks and customer equipment                           317,631
Other                                                    5,097
                                                      --------
                                                       452,472
Less accumulated depreciation and amortization         157,707
                                                      --------
                                                      $294,765
                                                      ========


F.   Other Current Liabilities:

                                                  July 31, 1994
                                                  -------------
                                                  (in thousands)
Current portion of long-term debt                      $1,311
Accrued insurance                                       6,624
Accrued interest                                        2,161
Accrued Payroll                                         9,394
Other                                                   7,100
                                                      -------
                                                      $26,590
                                                      =======


G.   Long-Term Debt:

                                                                July 31, 1994
                                                                -------------
                                                                (in thousands)
Fixed rate senior Notes, interest at 10%, due August 1,
2001                                                               $200,000

Floating rate senior notes, interest at LIBOR rate plus
applicable margin (7.875% at July 31, 1994), due August 1,
2001                                                                 50,000

Credit Facility term loan borrowings, interest at applicable
rate (7.375% at July 31, 1994), due 2001                             15,000

Notes payable, including approximately $2,056,000
secured by property and equipment, interest rates ranging
from noninterest-bearing to 12%, due on various dates
through 2001                                                          3,373
                                                                   --------
                                                                    268,373
Less current portion                                                  1,311
                                                                   --------
                                                                   $267,062
                                                                   ========


  Concurrent with the closing of the sale of the Common Units described in Note A, the Partnership issued $250,000,000 aggregate principal amount of Senior Notes due 2001. The net proceeds, along with the net proceeds of the offering of Common Units, were used to retire $477,600,000 of indebtedness of the Company assumed by the Partnership. The retirement of the indebtedness assumed by the Partnership resulted in an extraordinary loss of approximately $60,062,000 resulting from debt prepayment premiums, consent fees and the write-off of unamortized discount and financing costs.


  The $200,000,000 Fixed Rate Senior Notes are not redeemable prior to August 1, 1998. Thereafter, the Partnership has the option to redeem the notes, in whole or part, at a premium. The $50,000,000 aggregate principal amount of Floating Rate Senior Notes (the "Floating Notes") are redeemable at the option of the Partnership on or after August 1, 1995, in whole or part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest at the redemption date. The Floating Notes have mandatory sinking fund payments of $5,000,000 on August 1, 1999 and 2000, to retire an aggregate 20% of the Floating Notes prior to maturity.

  On July 5, 1994 , the Partnership entered into a $185,000,000 Credit Facility with Bank of America National Trust & Savings Association ("BofA"), as Agent. The Credit Facility permits borrowings of up to $100,000,000 on a senior unsecured revolving line of credit basis ( the "Working Capital Facility"), to fund working capital and general partnership requirements (of which up to $50,000,000 is available to support letters of credit). At July 31, 1994, $3,000,000 of borrowings were outstanding under the revolving line of credit, and letters of credit outstanding, used primarily to secure obligations under certain insurance and leasing arrangements totaled $35,701,000. In addition, the Credit
  Facility  permits  borrowings up to  $85,000,000  on  a  senior
  unsecured   basis  (the  "Expansion  Facility").    Under   the
  Expansion Facility, $15,000,000 was borrowed to retire existing indebtedness of the Partnership, and $70,000,000 is available to finance acquisitions and capital additions and improvements.

  At  the  Partnership's  option,  borrowings  under  the  Credit
  Facility may bear interest at the Base Rate (i.e. the higher of the Federal funds rate plus 1/2% or BofA's reference rate), or the LIBOR rate, in each case plus an applicable margin. The Credit Facility is committed for up to a three year period, at which time the Working Capital Facility will expire. Borrowings under the Expansion Facility may be converted, at the option of the Partnership, to a three year term loan at the end of the initial three-year period.

  The Senior Notes and Credit Facility contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Partnership fails to meet certain coverage and capital expenditure tests. With respect to the capital expenditure tests, the Partnership shall have in the aggregate made "Capital
  Investments" (as defined in the Senior Note Indenture) of $15,000,000 by July 31, 1995, $30,000,000 by July 31, 1996,
  $45,000,000 by July 31, 1997,  $70,000,000 by 1998, $95,000,000
  by July 31, 1999 and $120,000,000 by the end of fiscal year 2000. The Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Notes and Credit Facility.

  Annual principal payments on long-term debt for each of the next five fiscal years are $1,250,000 in 1995, $716,000 in 1996, $1,510,000 in 1997, $5,127,000 in 1998 and $5,082,000 in
  1999.

H.   Transactions with Related Parties:

  The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the partnership agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $7,561,000 from inception to July 31, 1994, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership described in Note A included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner. The details of these employee benefit plans are described in Notes J and K.

  A. Andrew Levison, a director of Ferrell Companies, Inc. ("Ferrell") at July 31, 1994, is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the public offering of Common Units and Senior Notes described in Note A, and was paid total fees of $5,100,000.

  The law firm of Smith, Gill, Fisher & Butts, a Professional Corporation, is general counsel to the Partnership, General Partner, Ferrell and their respective subsidiaries and affiliates. David S. Mouber, a director of Ferrell at July 31, 1994, is a member of such law firm. The Partnership, Ferrell and their respective subsidiaries paid such firm fees of $151,000 from inception to July 31, 1994.

I.   Contingencies and Commitments:

  The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, after taking into consideration the Partnership's insurance coverage and its existing reserves, management is of the opinion that there are no known uninsured claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

  In connection with the formation of the Partnership, the General Partner contributed certain assets including customer relationships and customer tanks. The Internal Revenue Service ("IRS") has examined the General Partner's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate to these contributed assets. If the IRS were successful, the amount of amortization and depreciation available to the General Partner could be adversely affected. At this time, it is not possible to determine the ultimate resolution of this matter and the impact, if any, to the consolidated financial statements of the Partnership.

  Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2016. Rental expense under these leases totaled $725,000 for the one month ended July 31, 1994. Future minimum lease commitments for such leases are $7,569,000 in 1995, $5,286,000 in 1996,
  $3,438,000 in 1997,  $1,537,000 in 1998 and $409,000 in 1999.

J.   Employee Benefits:

  As described in Note A and H, the Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumed all liabilities, which included specific liabilities related to the following employee benefit and incentive plans for the benefit of the officers and employees of the General Partner.

  The General Partner and its parent have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions are made to the plan at the discretion of the parent's Board of Directors. This plan also provides for matching contributions under a cash or deferred arrangement (401(k) plan) based upon participant salaries and employee contributions to the plan. There were no contributions under the profit sharing provision or 401(k) provision of the plan from inception to July 31, 1994.

  The General Partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Benefits under the terminated plan are determined by years of credited service and salary levels. The General Partner's funding policy for this plan is to contribute amounts deductible for Federal income tax purposes. Plan assets consist primarily of corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments.

  The following table sets forth the plan's projected funded status for the respective periods based on the most recent actuarial valuations:

Actuarially computed pension expense includes the following components:
                                                 From
                                              Inception to
                                              July 31, 1994
                                              -------------
                                              (in thousands)
Service Cost                                      $ 21
Interest on  Obligations                            31
Actual Return on Plan Assets                        89
Amortization and Deferral of:
Prior Service Cost                                  (3)
   Gain                                            (15)
   Deferred Asset (Gain)/Loss                     (115)
                                                 ------
Actuarially Computed Pension Expense                $8
                                                 ======

Actuarial present value of benefit obligations is summarized as follows:

                                                        July 31, 1994
                                                        -------------
                                                       (in thousands)
   Vested Benefit Obligation                                $2,474
                                                            ======
   Accumulated Benefit Obligation                           $2,977
                                                            ======
   Projected Benefit Obligation                             $4,798
   Less:  Plan Assets at Fair Value                          2,853
                                                            ------
   Benefit Obligation in Excess of
     Plan Assets                                             1,945
   Unrecognized Prior Service Cost                             298
   Unrecognized Gain                                         1,828
                                                            ------
Accrued Benefit Obligation                                  $4,071
                                                            ======

  The actuarial computations assumed a discount rate, annual salary increase and expected long-term rate of return on plan assets of 8%, 5% and 9.5%, respectively, from inception to July 31, 1994.

  In fiscal 1987, Ferrell established the Ferrell Companies, Inc. Long-Term Incentive Plan (the "Plan"). The Plan provides long-term incentives to officers and executives of Ferrell and its subsidiaries in the form of units ("Equity Units"). The Plan provides for the redemption of the Equity Units after July 31, 1996, based upon the excess of an appraised value of Ferrell as of July 31, 1996, over a minimum value established at Plan inception. Earned awards were 100% vested by the participants at July 31, 1993. Compensation expense charges (credits) representing increases (decreases) in the estimated value of the vested Equity Units are recorded by the Partnership. No compensation expense was charged from inception to July 31, 1994.

K.   Employee Benefits Other Than Pensions:

  The General Partner provides postretirement medical benefits to a closed group of approximately 400 retired employees and their spouses. The plan requires the General Partner to provide primary medical benefits to the participants until age 65, at which time the General Partner only pays a fixed amount of $55 per month per participant for medical benefits. The General Partner elected to amortize the postretirement benefit obligation over a period not to exceed the average remaining life expectancy of the plan participants (since all of the plan participants are retired). As described in Note A and H, the Partnership assumed all liabilities associated with this benefit obligation.

  The actuarial liabilities for these postretirement benefits, none of which have been funded, are as follows at July 31, 1994:

  Accumulated Postretirement Benefit Obligation-Retirees    $2,270,000
  Fair Value of Assets                                               0
                                                            ----------
  Unfunded Status                                           $2,270,000
                                                            ==========

  Net periodic postretirement benefit cost from inception to July 31, 1994, included the following components:

  Interest Cost on Obligation                                 $16,183
  Amortization of Transition Obligation                        19,036
                                                              -------
  Net Periodic Postretirement Benefit Cost                    $35,219
                                                              =======

  The accumulated postretirement benefit obligation was determined using a discount rate of 7.75% and a health care cost trend rate of 10% from inception to July 31, 1994, 8% in fiscal years 1995 through 1997 and 5% thereafter for any individuals who have not attained the age of 65 by such cut-off dates.

  Benefits relate to a closed group of retirees whose benefits convert to a fixed monthly supplement at age 65. Because of the nature of this group, a 1% change in the assumed health care cost trend rates does not have a significant impact on net periodic postretirement benefit cost or the accumulated postretirement benefit obligation.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 - Employers' Accounting For Postemployment Benefits which is effective for fiscal years beginning after December 15, 1993. This statement requires that employers recognize over the service lives of employees the costs of postemployment benefits if certain conditions are met. The General Partner does not believe that adoption of the statement will have a material impact on results of operations or financial condition of the Partnership.

L.    Disclosures About Off Balance Sheet Risk and Fair Value  of
  Financial Instruments:

  Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments, requires disclosures regarding the fair value of financial instruments which can be reasonably determined. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Current   Assets.   The  carrying  amount  of  cash  and   cash
  equivalents approximates fair value because of the short maturity of those instruments.

  Short-Term   Borrowings.   The  carrying  value  of  short-term
  borrowings approximates fair value as of July 31, 1994.

  Long-Term Debt. The estimated fair value of the Partnership's long-term debt was $269,547,000 as of July 31, 1994. The fair value is estimated based on discounted cash flows.

  Option and Forward Contracts. The Partnership is a party to certain option and forward contracts in connection with its trading activities involving various liquified petroleum products. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized as follows:

                       As of July 31, 1994
           (In thousands, except price per gallon data)


                                                    As of July 31, 1994
                                       (In thousands, except price per gallon data)
                                                                                     Market
                              Volume in     Price          Maturity       Contract  Value of   Unrealized
                               Gallons   (per gallon)        Dates         Amounts  Contracts  Gain/(Loss)
                               -------    ----------   -----------------   -------   -------   ----------
Exchange Traded Option
   Contracts to Buy             8,358     $0.30-0.31   Nov 1994-Jan 1995     $2,522    $2,603         $81
Exchange Traded Option
   Contracts to (Sell)          (6,174)   $0.29-0.55       Sep-Oct 1994      (1,935)   (2,000)        (65)
Forward Contracts to Buy        78,636    $0.19-0.38       Aug-Dec 1994      21,897    22,359         462
Forward Contracts to (Sell)    (30,562)   $0.30-0.39   Aug 1994-Jan 1995     (9,801)   (9,892)        (91)
                               -------                                      --------  --------   ---------
   Total                        50,258                                      $12,683   $13,070        $387
                               =======                                      ========  ========   =========


  Risks related to these contracts arise from the possible inability of counterparties to meet the terms of their contracts and changes in underlying product prices. The Partnership attempts to minimize market risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through application of its credit policies.

M.   Pro Forma Consolidated Statements of Earnings (Unaudited):

  The accompanying pro forma consolidated statement of earnings for the fiscal year ended July 31, 1994, was derived from the historical statement of operations of the Company for the eleven months ended June 30, 1994, and the statement of operations of the Partnership for the one month ended July 31, 1994. The pro forma statement of earnings for the fiscal year ended July 31, 1993, was derived from the historical statement of earnings of the Company. The pro forma consolidated statements of earnings of the Partnership should be read in conjunction with the consolidated financial statements of the Partnership and the Company and the notes thereto. The objective of this data is to show the effects on the historical financial information as if the transactions described in Note A had occurred on August 1 of each year presented. The accompanying pro forma consolidated statements of earnings are for comparative purposes and are not indicative of the results of future operations of the
  Partnership:


                                               Pro Forma Year Ended July 31,
                                                    1994           1993
                                                  --------       ---------
                                                        (in thousands)
Revenues:
   Gas liquids and related sales                   $499,696       $516,891
   Other                                             26,860         25,054
                                                   --------       --------
   Total revenues                                   526,556        541,945
                                                   ========       ========

Costs and expenses:
   Cost of product sold                             269,306        298,033
   Operating                                        145,136        139,617
   Depreciation and amortization                     28,835         30,840
   General and administrative                        10,358         10,579
   Vehicle leases                                     4,290          4,823
                                                   --------       --------
      Total costs and expenses                      457,925        483,892
                                                   --------       --------

Operating income:                                    68,631         58,053
   Loss on disposal of assets                        (1,312)        (1,153)
   Interest income                                    1,123            898
   Interest expense                                 (28,130)       (29,220)
                                                    --------       --------
Earnings before extraordinary item                  $40,312        $28,578
                                                    ========       ========


N.  Subsequent Event:

  On September 30, 1994, the General Partner entered into a definitive Purchase Agreement with Vision Energy Resources, Inc. ("Vision") for the purchase of the propane business owned and operated by Vision for a cash purchase price of $45 million. The closing of the transaction is subject to customary conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Following the closing of the transaction, the General Partner intends to transfer the assets of Vision to the Partnership.

                    INDEPENDENT AUDITORS' REPORT


Board of Directors
Ferrellgas Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheet of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P.), as of July 31, 1994, and the related statements of stockholder's equity and cash flows for the period from inception (April 28, 1994) to July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 1994, and its cash flows for the period from inception (April 28, 1994) to July 31, 1994, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 16, 1994

FERRELLGAS FINANCE CORP.
(a wholly owned subsidiary of Ferrellgas, L.P.)
BALANCE SHEET AS OF JULY 31, 1994

    ASSETS
  Cash                                                     $1,000
                                                           ------
    Total Assets                                           $1,000
                                                           ======


    STOCKHOLDER'S EQUITY
 Common stock, $1.00 par value; 2,000 shares
 authorized; 1,000 shares issued and outstanding           $1,000
                                                           ------
    Total Stockholder's Equity                             $1,000
                                                           ======

FERRELLGAS FINANCE CORP.
(a wholly owned subsidiary of Ferrellgas, L.P.)
STATEMENT OF STOCKHOLDER'S EQUITY

                                  Common stock               Total
                            -----------------------      stockholder's
                             Shares         Dollars          equity
                            -------          -------         -------
Balance April 28, 1994           -           $    -          $    -
  Contributions              1,000            1,000           1,000
                            -------          -------         -------
Balance July 31, 1994        1,000           $1,000          $1,000
                            =======          =======         =======

FERRELLGAS FINANCE CORP.
(a wholly owned subsidiary of Ferrellgas, L.P.)
STATEMENT OF CASH FLOWS FROM INCEPTION TO JULY 31, 1994

Cash Flows From Operating Activities:
                                                   --------
      Cash from operating activities                $    -
                                                   --------
Cash Flows From Investing Activities:
                                                   --------
      Cash from investing activities                     -
                                                   --------
Cash Flows From Financing Activities:
 Issuance of common stock                            1,000
                                                   --------
      Cash provided by financing                     1,000
activities                                         --------

Increase in Cash                                     1,000
Cash - Beginning of period                               -
                                                   --------
Cash - End of Period                                $1,000
                                                   ========

                  FERRELLGAS FINANCE CORP.
       (a wholly owned subsidiary of Ferrellgas, L.P.)

                NOTES TO FINANCIAL STATEMENTS

                        JULY 31, 1994


Ferrellgas Finance Corp. (the "Company"), a Delaware corporation, was formed on April 28, 1994, and is a wholly-owned subsidiary of Ferrellgas, L.P. (the "Partnership"). Ferrellgas, L.P. was formed April 22, 1994, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate substantially all of the assets of Ferrellgas, Inc. ("Ferrellgas"). Ferrellgas conveyed substantially all of its assets to the Partnership (excluding cash, receivables from parent and affiliates and an investment in the Class B Stock of Parent) and all of the liabilities, whether known or unknown, associated with such assets (other than income tax liabilities).

The Partnership contributed $1,000 to the Company on May 20,
1994.   There have been no other transactions involving  the
Company as of July 31, 1994.

In July, 1994, the Partnership issued 10% Fixed Rate Senior Notes (the "Fixed Notes") due 2001 in the aggregate principal amount of $200,000,000 and Floating Rate Senior Notes (the "Floating Notes" and together with the Fixed Notes the "Senior Notes") due 2001 in the aggregate principal amount of $50,000,000. The $200,000,000 Fixed Rate Senior Notes are not redeemable prior to August 1, 1998. Thereafter, the Partnership has the option to redeem the notes, in whole or part, at a premium. The $50,000,000 aggregate principal amount of Floating Notes are redeemable at the option of the Partnership on or after August 1, 1995, in whole or part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest at the redemption date. The Floating Notes have mandatory sinking fund payments of $5,000,000 on August 1, 1999 and 2000, to retire an aggregate 20% of the Floating Notes prior to maturity. The Company is acting as co-obligor for the Senior Notes.

          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas, Inc.
Liberty, Missouri

     We have audited the accompanying consolidated balance sheet of Ferrellgas, Inc. (a wholly owned subsidiary of Ferrell Companies, Inc.) and subsidiaries as of June 30,
1994 and July 31, 1993, and the related consolidated statements of operations, stockholder's equity and cash flows for the eleven months ended June 30, 1994, and for each of the two years in the period ended July 31, 1993.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, Inc. and subsidiaries as of June 30, 1994 and July 31, 1993, and the results of their operations and their cash flows for the eleven months ended June 30, 1994, and for each of the two years in the period ended July 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note I to the consolidated financial statements, the Internal Revenue Service has proposed certain adjustments to the Company's consolidated income tax returns for the years ended July 31, 1987 and 1986. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 16, 1994 (October 14. 1994, as to Note N)

FERRELLGAS,INC.
(a wholly owned subsidiary of Ferrell Companies, Inc.)
AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

                                                          June 30,    July 31,
                                                            1994        1993
                                                          ---------   --------
 ASSETS
Current Assets:
  Cash and cash equivalents                                $54,367     $32,706
  Short-term investments                                    24,508      25,040
  Accounts and notes receivable including related
   party (1994 - $671; 1993 - $500), net of allowance
   for doubtful accounts (1994 - $906; 1993 - $607)         51,868      52,190

  Inventories                                               37,931      23,652
  Prepaid expenses and other current assets                  2,661       1,898
  Receivable from parent and affiliate                          50         916
                                                          ---------    --------
    Total Current Assets                                   171,385     136,402

  Property, plant and equipment, net                       293,729     303,816
  Intangible assets, net                                    64,051      72,537
  Investment in Class B redeemable common stock of parent                                          36,031    36,031
  Other Assets, net, including notes receivable from
   related parties (1994 - $14,105; 1993 - $10,909)         23,468      21,833
  Note receivable from parent                                4,000           -
  Deferred income taxes                                          -       2,757
                                                          ---------   ---------
    Total Assets                                          $592,664    $573,376
                                                          =========   =========
 LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                         $49,177     $32,946
  Other current liabilities                                 30,296      29,048
                                                          ---------   ---------
    Total Current Liabilities                               79,473      61,994

  Long-term debt                                           476,441     489,589
  Other liabilities                                          9,542      10,434
  Deferred income taxes                                      4,379           -

Stockholder's Equity:
  Common stock, one dollar par value;
  10,000 shares authorized; 990 shares issued                    1           1
  Additional paid-in capital                                32,863      32,863
  Accumulated deficit                                      (10,035)    (21,505)
                                                          ---------   ---------
    Total Stockholder's Equity                              22,829      11,359
                                                          ---------   ---------
    Total Liabilities and Stockholder's Equity            $592,664    $573,376
                                                          =========   =========

See notes to consolidated financial statements.

FERRELLGAS,INC.
(a wholly owned subsidiary of Ferrell Companies, Inc.)
AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)

                                                       Eleven
                                                       months
                                                       ended       Year ended July 31,
                                                      June 30,     --------------------
                                                        1994         1993       1992
                                                      ---------    ---------  ---------
Revenues:
  Gas liquids and related product sales               $477,285     $516,891   $480,088
  Other                                                 24,705       25,054     21,041
                                                      ---------    ---------  ---------
    Total revenues                                     501,990      541,945    501,129

Costs and expenses:
  Cost of product sold                                 256,095      298,033    267,279
  Operating                                            135,058      139,617    134,165
  Depreciation and amortization                         26,452       30,840     31,196
  General and administrative                             8,923       10,079      7,561
  Vehicle leases                                         3,940        4,823      4,520
                                                      ---------    ---------  ---------
    Total costs and expenses                           430,468      483,392    444,721
                                                      ---------    ---------  ---------
Operating income                                        71,522       58,553     56,408

  Loss on disposal of assets                            (1,215)      (1,153)    (1,959)
  Interest income, including related parties
     (1994 - $1,018; 1993 - $725; 1992 - $890)           3,599        3,266      4,401
  Interest expense, including parent and affiliate
     (1993 - $153; 1992 - $180)                        (53,693)     (60,071)   (61,219)
                                                      ---------    ---------  ---------
  Earnings (loss) before income taxes
     and extraordinary loss                             20,213          595     (2,369)

  Income tax expense (benefit)                           7,876          486
  (669)                                               ---------    ---------  ---------
  Earnings (loss) before extraordinary loss             12,337          109     (1,700)

  Extraordinary loss on early extinguishment
     of debt, net of income taxes
     (1994 - $531; 1993 - $543; 1992 - $6,116)             867          886      9,979
                                                      ---------    ---------  ---------
Net earnings (loss)                                    $11,470        ($777)  ($11,679)
                                                      =========    =========  =========

See notes to consolidated financial statements.

FERRELLGAS,INC.
(a wholly owned subsidiary of Ferrell Companies, Inc.)
AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(in thousands)


                              Number of              Additional                        Total
                                common     Common      paid-in      Accumulated     stockholder's
                                shares      stock      capital        deficit          equity
                              ---------    ------      -------       ---------        -------
Balance August 1, 1991              990        $1      $30,735        ($9,049)        $21,687

  Capital transaction -
    Ferrell Companies, Inc.
    Long-Term Incentive Plan          -         -       (1,200)             -          (1,200)

  Net loss                            -         -            -        (11,679)        (11,679)
                              ---------    ------      -------       ---------        -------
Balance July 31, 1992               990         1       29,535        (20,728)          8,808

  Capital contribution
    from parent                       -         -        3,277              -           3,277

  Capital transaction -
    Ferrell Companies, Inc.
    Long-Term Incentive Plan          -         -           51              -              51

  Net loss                            -         -            -           (777)           (777)
                              ---------    ------      -------       ---------        -------
Balance July 31, 1993               990         1       32,863        (21,505)         11,359

  Net earnings                        -         -            -         11,470          11,470
                              ---------    ------      -------       ---------        -------
Balance June 30, 1994               990        $1      $32,863       ($10,035)        $22,829
                              =========    ======      =======       =========        =======

See notes to consolidated financial statements.

FERRELLGAS,INC.
(a wholly owned subsidiary of Ferrell Companies, Inc.)
AND SUBSIDIARIES (PREDECESSOR)

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                          Eleven
                                                          months
                                                          ended        Year ended July 31,
                                                         June 30,      -------------------
                                                           1994          1993       1992
                                                         --------      --------  ---------
Cash Flows From Operating Activities:
 Net earnings (loss)                                     $11,470         ($777)  ($11,679)
 Reconciliation of net earnings (loss) to
  net cash from operating activities:
  Extraordinary loss                                         867           886      9,979
  Depreciation and amortization                           26,452        30,840     31,196
  Other                                                    5,130         5,236      7,007
  Decrease (increase) in assets:
    Accounts and notes receivable                           (816)         (252)    (1,475)
    Inventories                                          (14,279)       10,229    (12,447)
    Prepaid expenses and other current assets               (763)          977       (801)
  Increase (decrease) in liabilities:
    Accounts payable                                      16,231       (11,918)     3,742
    Other current liabilities                              2,236         1,729     (1,912)
    Other liabilities                                     (1,072)          131        325
    Deferred income taxes                                  7,667          (120)      (970)
                                                         --------      --------  ---------
      Net cash provided by operating activities           53,123        36,961     22,965
                                                         --------      --------  ---------
Cash Flows From Investing Activities:
 Net short-term investment activity                          532        (1,875)   (23,165)
 Capital expenditures                                    (10,277)      (14,188)   (20,392)
 Proceeds from asset sales                                   777         1,983      3,040
 Net additions to intangibles                                (62)          (82)    (3,175)
 Net additions to other assets                            (1,221)            1       (520)
                                                         --------      --------  ---------
      Net cash used by investing activities              (10,251)      (14,161)   (44,212)
                                                         --------      --------  ---------
Cash Flows From Financing Activities:
 Additions to long-term debt                                   -            81    246,804
 Reductions to long-term debt                            (13,640)      (12,796)  (212,637)
 Additional payments to retire debt                       (1,190)       (1,195)   (11,983)
 Additions to financing costs                                (51)         (627)    (4,918)
 Reacquisition of Class B redeemable common stock              -        (3,218)    (9,092)
 Net advances to related party                            (3,196)          (59)    (3,832)
 Net advances to parent and affiliates                    (3,134)         (239)    (2,907)
                                                         --------      --------  ---------
      Net cash provided (used) by financing activities   (21,211)      (18,053)      1,435
                                                         --------      --------  ---------
Increase (decrease) in Cash and Cash Equivalents          21,661         4,747    (19,812)
Cash and cash equivalents - Beginning of year             32,706        27,959     47,771
                                                         --------      --------  ---------
Cash and Cash Equivalents - End of Period                $54,367       $32,706    $27,959
                                                         ========      ========   ========

See notes to consolidated financial statements.

                       FERRELLGAS, INC.
                  (a wholly owned subsidiary of
                    Ferrell Companies, Inc.)
                 AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE ELEVEN MONTHS ENDED JUNE 30, 1994
         AND FOR THE YEARS ENDED JULY 31, 1993 AND 1992

A.   Basis of Presentation:

  The accompanying consolidated financial statements and related notes present the consolidated financial position, results of operations and cash flows of Ferrellgas, Inc. (the "Company") and its subsidiaries. The Company is a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell" or "Parent").

  On July 5, 1994, Ferrellgas Partners, L.P. completed an initial public offering of 13,100,000 Common Units representing limited partner interests (the "Common Units") at $21 per Common Unit. The 13,100,000 Common Units represent a 41.8% limited partner interest in the Partnership. Ferrellgas Partners, L.P. was formed April 19, 1994, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership"), both Delaware limited partnerships, and collectively known as the Partnership. Ferrellgas Partners, L.P. was formed to acquire and hold a limited partner interest in the Operating Partnership. The Operating Partnership was
  formed to own and operate the propane business and substantially all of the assets of the Company.

  Concurrent with the closing of the initial public offering, the Company contributed all of its propane business and assets to the Partnership (excluding approximately $39,000,000 in cash, payables to or receivables from parent and affiliates and an investment in the Class B Stock of Parent) in exchange for 1,000,000 Common Units, 16,593,721 Subordinated Units and Incentive Distribution Rights, representing a 56.2% limited partner interest in the Partnership as well as a 2% general partner interest in the Partnership and the Operating
  Partnership  on  a  combined basis.   In  connection  with  the
  contribution  of  the  propane  business  and  assets  by   the
  Company, the Operating Partnership assumed all of the liabilities, whether known or unknown, associated with such assets (other than income tax liabilities).

  Concurrent with this offering, the Operating Partnership completed the issuance of 10% Fixed Rate Senior Notes due 2001 in the aggregate principal amount of $200,000,000 and Floating Rate Senior Notes due 2001 in the aggregate principal amount of $50,000,000 (collectively, the "Senior Notes"). The net proceeds from the sale of the Common Units and from the issuance of the Senior Notes were used to retire approximately $477,600,000 in indebtedness assumed by the Operating Partnership.

B.   Summary of Significant Accounting Policies:

  (1)  Principles of consolidation:

     The  consolidated financial statements include the  accounts
     of   the   Company  and  its  subsidiaries.   All   material
     intercompany profits, transactions and balances have been eliminated.

     The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the eleven months ended June 30, 1994, are not indicative of the results to be expected for a full fiscal year.

  (2)  Reclassifications:

     Certain reclassifications have been made to the 1993 and 1992 consolidated statement of cash flows in order to conform with the 1994 presentation.

  (3)  Short-term investments:

     Short-term investments consist of U.S. Treasury Bills and U.S. government obligations with remaining maturities as of June 30, 1994, ranging from approximately two to eight months. Short-term investments are carried at cost which approximates market value.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 -
     Accounting for Certain Investments in Debt and Equity Securities, which is effective for fiscal years beginning after December 15, 1993. The statement addresses the accounting and reporting for certain investments in debt and equity securities and expands the use of fair value accounting for those securities but retains the use of the amortized cost method for investments that the Company has the positive intent and ability to hold to maturity. The Company does not believe that the adoption of this statement will have a material effect on the results of operations or financial condition of the Company.

  (4)  Inventories:

     Inventories are stated at the lower of cost or market using average cost and actual cost methods.

     The Company enters into forward purchase/sale agreements and options involving propane and related products which are for trading purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Company to market risk, the contracts are accounted for on a mark-to-market basis.

   (5) Property, plant and equipment and other non-current assets:

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets ranging from two to thirty years. Expenditures for maintenance and routine repairs are expensed as incurred.

     On August 1, 1991, the Company revised the estimated useful lives of storage tanks from twenty to thirty years in order to more closely reflect expected useful lives of the assets. The effect of this change in accounting estimate resulted in a favorable impact on loss before extraordinary loss of $3,763,000 for the year ended July 31, 1992.

     Intangible assets, consisting primarily of customer location values and goodwill, are stated at cost, net of amortization computed on the straight-line method over fifteen years for customer location values and forty years for goodwill. The Company evaluates its intangible assets for impairment by calculating the anticipated cash flow attributable to such acquisitions over their expected remaining life. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of the intangible assets are adjusted. Accumulated amortization of intangible assets totaled $67,730,000 as of June 30, 1994, and $59,181,000 as of July 31, 1993.

     Other assets consist primarily of non-current notes receivable and deferred financing costs. The deferred financing costs are amortized using the effective interest method over the terms of the respective debt agreements. Accumulated amortization of other assets totaled $9,845,000 as of June 30, 1994, and $7,592,000 as of July 31, 1993.

  (6)  Income taxes:

     The Company files a consolidated Federal income tax return with its parent and affiliates. Income taxes are computed as though each company filed its own income tax return in accordance with the Company's tax sharing agreement.

     Deferred income taxes are provided as a result of temporary differences between financial and tax reporting as described in Note H, using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

  (7)  Consolidated statement of cash flows:

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Interest paid totaled $55,681,000 for the eleven months ended June 30, 1994, and $57,563,000 and $59,054,000 for the two fiscal years ended July 31, 1993 and 1992, respectively.

     In 1993, the Company received capital contributions, as described in Note L, from its parent.

     In connection with the early extinguishment of certain senior notes in 1994 and 1993 and the refinancing of subordinated debentures in 1992, as described in Note G, the Company recorded non-cash extraordinary losses from the write-off of financing costs, net of income tax benefits, of $129,000, $145,000 and $2,550,000, respectively.

C.   Inventories:

                                             June 30,    July 31,
                                               1994        1993
                                             -------    -------
                                                (in thousands)
Liquified propane gas and related products   $33,339    $19,378
Appliances, parts and supplies                 4,592      4,274
                                             -------    -------
                                             $37,931    $23,652
                                             =======    =======

 In  addition  to inventories on hand, the Company  enters  into
  contracts  to  buy  product  for  supply  purposes.   All  such
  contracts have terms of less than one year and call for payment based on market prices at date of delivery.

D.   Property, Plant and Equipment:

                                                June 30,    July 31,
                                                  1994        1993
                                                --------   --------
                                                   (in thousands)
Land and improvements                            $18,584    $18,459
Buildings and improvements                        22,958     23,001
Vehicles                                          37,305     37,564
Furniture and fixtures                            17,599     16,402
Bulk equipment and market facilities              33,197     33,612
Tanks and customer equipment                     317,321    314,127
Other                                              3,063      1,456
                                                --------   --------
                                                 450,027    444,621
Less accumulated depreciation and amortization   156,298    140,805
                                                --------   --------
                                                $293,729   $303,816
                                                ========   ========

E.   Investment in Class B Redeemable Common Stock of Parent:

  The investment in Class B redeemable common stock of parent represents all of the authorized and issued shares of the parent's Class B redeemable common stock. All shares were purchased from unrelated parties and are recorded at
  historical  cost.   As  described  in  Note  N,  the  Class   B
  redeemable common stock was dividended to Ferrell in July 1994. Such transaction was contingent upon the successful completion of the public offerings described in Note A and would not otherwise have been consummated.

F.   Other Current Liabilities:

                                      June 30,    July 31,
                                        1994        1993
                                      -------      -------
                                         (in thousands)
Current portion of long-term debt      $1,279       $1,766
Accrued insurance                       8,964        8,846
Accrued interest                        5,609       10,374
Accrued Payroll                         9,072        3,273
Other                                   5,372        4,789
                                      -------      -------
                                      $30,296      $29,048
                                      =======      =======

G.   Long-Term Debt:

                                                             June 30,   July 31,
                                                               1994       1993
                                                             --------   --------
                                                               (in thousands)
Fixed rate senior Notes, interest at 12%, due in August
1996                                                         $177,600   $189,500

Floating rate senior notes, interest at applicable LIBOR
rate plus 2.25% (6.5% at June 30, 1994), due in August 1996    50,000     50,000

Senior subordinated debentures, interest at 11 5/8%,
$250,000,000 face amount, due in December 2003                246,461    246,293

Notes payable, including approximately $2,292,000 and
$2,975,000 secured by property and equipment, interest
rates ranging from noninterest-bearing to 12%, due on
various dates through 2001                                      3,659      5,562
                                                              --------   --------
                                                              477,720    491,355
Less current portion                                            1,279      1,766
                                                             --------   --------
                                                             $476,441   $489,589
                                                             ========   ========

  For the eleven months ended June 30, 1994, the Company reacquired $11,900,000 of its fixed rate senior notes, at an approximate price of 110.00% of face value together with accrued interest. The early extinguishment of senior notes resulted in an extraordinary loss from debt premium and write-off of financing costs of approximately $867,000, net of income tax benefit of $531,000.

  In fiscal year 1993, the Company reacquired $10,500,000 of its fixed rate senior notes, at an approximate price of 111.35% of face value, together with accrued interest. The early extinguishment of senior notes resulted in an extraordinary loss from debt premium and write-off of financing costs of approximately $886,000, net of income tax benefit of $543,000.

  In December 1991, the Company issued, at 98.418% of face value, $250,000,000 of 11 5/8% senior subordinated debentures due 2003. A portion of the proceeds were used to reacquire the Company's existing subordinated debt, together with a prepayment premium, leaving the remainder available to finance future acquisitions and for additional working capital purposes. The refinancing of the subordinated debt resulted in an extraordinary loss from prepayment premium and write-off of financing costs of approximately $9,979,000, net of income tax benefit of $6,116,000.

  The Company has a $50,000,000 bank credit facility which terminates July 31, 1995. The facility provides for a working capital facility and a letter of credit facility. At June 30, 1994, there were no borrowings outstanding under the working capital facility and letters of credit outstanding under the letter of credit facility, which are used primarily to secure obligations under certain insurance and leasing arrangements, totaled $33,423,000. Such letters of credit reduce the amount otherwise available for borrowings under the facility.

  The various agreements for the senior notes and bank credit facility have similar requirements for maintaining certain working capital and net worth amounts and meeting interest coverage tests. These loan agreements and the senior subordinated debentures also place various limitations on the Company, the most restrictive relating to additional indebtedness and guarantees, sale and disposition of assets, intercompany transactions, common stock issuance, and essentially prohibit the payment of dividends. The Company is in compliance with all requirements, tests, limitations and covenants related to the senior notes and bank credit facility. The senior notes and bank credit agreement are collateralized by the stock of the Company.

  Annual principal payments on long-term debt for each of the next five fiscal years are $1,279,000 in 1995, $988,000 in 1996, $227,869,000 in 1997, $126,000 in 1998 and $82,000 in
  1999.

H.   Income Taxes:

  Income tax expense (benefit) consists of (in thousands):

                          Eleven Months     Fiscal Years Ended
                              Ended              July 31,
                             June 30,       -------------------
                               1994          1993         1992
                          --------------    ------    ---------
   Current                       $209        $606         $301
   Deferred                     7,136        (663)      (7,086)
                          --------------    ------    ---------
                               $7,345        ($57)     ($6,785)
                          ==============    ======    =========
Allocated to:
   Operating activities        $7,876        $486        ($669)
   Extraordinary loss            (531)       (543)      (6,116)
                          --------------    ------    ---------
                               $7,345        ($57)     ($6,785)
                          ==============    ======    =========


  Deferred  taxes  result  from  temporary  differences  in   the
  recognition of income and expense for tax and financial statement purposes. The significant temporary differences and related deferred tax provision (benefit) are as follows (in thousands):

                                    Eleven Months     Fiscal Years Ended
                                        Ended              July 31,
                                       June 30,      -------------------
                                        1994           1993        1992
                                   -------------     -------     --------
Depreciation expense                       $104      $1,568       $7,010
Net operating loss                        9,258      (1,975)      (9,055)
Net cash, accrual and other differences  (2,696)       (752)      (5,427)
Amortization                                470         496          386
                                   -------------     -------     --------
                                         $7,136       ($663)     ($7,086)
                                   =============     =======     ========


  For Federal income tax purposes, the Company has net operating loss carryforwards of approximately $201,000,000 at June 30,
  1994 available to offset future taxable income. These net operating loss carryforwards expire at various dates through 2009.

  A reconciliation between the effective tax rate and the statutory Federal rate follows (amounts in thousands):

                                Eleven Months        Fiscal Years Ended July 31,
                                   Ended         ------------------------------------
                                June 30, 1994          1993                1992
                              ----------------   ----------------   -----------------
                              Amount      %      Amount       %      Amount      %
                              ------    ------   ------    ------   --------   ------
Income tax expense (benefit)
  at statutory rate           $6,585     35.0    ($284)    (34.0)   ($6,278)   (34.0)
Statutory surtax                (188)    (1.0)       -         -          -        -
State income taxes, net of
  Federal benefit                827      4.4      182      21.8       (518)    (2.7)
Nondeductible meal and
  entertainment expense           54      0.3       36       4.3         42      0.2

Other                             67      0.3        9       1.1        (31)    (0.2)
                              ------    ------   ------    ------   --------   ------
                              $7,345     39.0     ($57)    (34.0)   ($6,785)   (34.0)
                              ======    ======   ======    ======   ========   ======


  The  significant  components  of the  net  deferred  tax  asset
  (liability) included in the Consolidated Balance Sheet are as follows (in thousands):

                                             June 30,    July 31,
                                               1994        1993
                                             ---------  ---------
Deferred tax liabilities:
  Difference between book and tax basis of
  property and intangible assets             ($99,333)  ($86,533)
  Other                                             0     (3,267)
                                             ---------  ---------
     Total deferred tax liabilities           (99,333)   (89,800)
Deferred tax assets:
  Operating loss carryforwards                 78,189     85,790
  Reserves not currently deductable            14,963      6,767
  Other                                         1,802          0
                                             ---------  ---------
    Total deferred tax assets                  94,954     92,557
                                             ---------  ---------
Net deferred tax asset (liability)            ($4,379)    $2,757
                                             =========  =========

I.   Contingencies and Commitments:

  The Company is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, after taking into consideration the Company's insurance coverage and its existing reserves, management is of the opinion that there are no known uninsured claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Company.
I.   Contingencies and Commitments (cont'd.):

  The Internal Revenue Service ("IRS") has examined the Company's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate principally to the purchase price allocations for an acquisition made during 1987. The IRS has proposed to disallow $61,000,000 of deductions taken or to be taken for depreciation of customer tanks for which the Company asserts the methods and principles used during the valuation of the customer tanks are defensible. Also, the IRS has proposed to disallow $90,000,000 of deductions for amortization of customer relationships taken or to be taken in the Company's consolidated income tax returns. On April 20, 1993, the United States Supreme Court held in Newark Morning Ledger v. United States that a taxpayer may amortize customer based intangibles if that taxpayer can prove such intangibles are capable of being valued and the value diminishes over time. The Company contends it has met this burden of proof and feels this recent Supreme Court decision supports the positions taken during the Company's allocation of purchase price to customer relationships. The Company intends to vigorously defend against these proposed adjustments and is in the process of protesting these adjustments through the appeals process of the IRS. At this time, it is not possible to determine the ultimate resolution of this matter.

  Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2016. Rental expense under these leases totaled $9,556,000 for the eleven months ended June 30, 1994, and $10,903,000 and $10,317,000 for the two fiscal years ended July 31, 1993 and 1992. Future minimum lease commitments for such leases are $7,716,000 in
  1995,  $5,400,000 in 1996, $3,529,000 in 1997,   $1,642,000  in
  1998 and $457,000 in 1999.

J.   Employee Benefits:

  The Company and its parent have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions are made to the plan at the discretion of the parent's Board of Directors. This plan also provides for matching contributions under a cash or deferred arrangement (401(k) plan) based upon participant salaries and employee contributions to the plan. Company contributions under the profit sharing provision of the plan were $1,200,000 for the eleven months ended June 30, 1994, and were $1,000,000 and $2,711,000 for the two fiscal years ended July 31, 1993 and 1992, respectively. Company matching contributions to the plan under the 401(k) provision of the plan were $1,445,000 for the eleven months ended June 30, 1994, and were $1,541,000 and $1,420,000 for the two fiscal years ended July 31, 1993 and 1992, respectively.

  The Company has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Benefits under the terminated plan are determined by years of credited service and salary levels. The Company's funding policy for this plan is to contribute amounts deductible for Federal income tax purposes. Plan assets consist primarily of corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments.

  The following table sets forth the plan's projected funded status for the respective periods based on the most recent actuarial valuations:

  Actuarially computed pension expense includes the following components (in thousands):

                                   Eleven Months     Fiscal Years Ended
                                       Ended              July 31,
                                      June 30,      -------------------
                                       1994          1993       1992
                                  --------------    ------   ---------
Service Cost                           $225          $285      $218
Interest on  Obligations                338           378       407
Actual Return on Plan Assets            286          (448)     (320)
Amortization and Deferral of:
Prior Service Cost                      (28)          (31)        1
   Gain                                (170)          (98)      (98)
   Deferred Asset (Gain)/Loss          (578)          157       108
Actuarially Computed Pension      --------------    ------   ---------
  Pension Expense                       $73          $243      $316
                                  ==============    ======   =========

  Actuarial present value of benefit obligations is summarized as follows (in thousands):

                                                       June 30,  July 31,
                                                         1994      1993
                                                        ------    ------
Actuarial present value of benefit obligations:
   Vested Benefit Obligation                            $2,474    $2,215
                                                        ======    ======
   Accumulated Benefit Obligation                       $2,978    $2,747
                                                        ======    ======
   Projected Benefit Obligation                         $4,798    $4,917
   Less:  Plan Assets at Fair Value                      2,853     3,605
                                                        ------    ------
   Benefit Obligation in Excess of
     Plan Assets                                         1,945     1,312
   Unrecognized Prior Service Cost                         298       329
   Unrecognized Gain                                     1,828     2,573
                                                        ------    ------
Accrued Benefit Obligation                              $4,071    $4,214
                                                        ======    ======

  The actuarial computations assumed a discount rate, annual salary increase and expected long-term rate of return on plan assets of 8%, 5% and 9.5%, respectively, for the eleven months ended June 30, 1994, and for fiscal year 1993 and 1992.

  In fiscal 1987, Ferrell established the Ferrell Companies, Inc. Long-Term Incentive Plan (the "Plan"). The Plan provides long-term incentives to officers and executives of Ferrell and its subsidiaries in the form of units ("Equity Units"). The Plan provides for the redemption of the Equity Units after July 31, 1996, based upon the excess of an appraised value as of July 31, 1996, over a minimum value established at Plan inception. Earned awards are 100% vested by the participants. Because the participants are primarily employees of Ferrellgas, compensation expense charges (credits) representing increases (decreases) in the estimated value of the vested Equity Units are recorded by the Company. Compensation expense charged (credited) to income was $720,000 for the eleven months ended June 30, 1994, and was $80,000 and $(1,934,000), respectively, for the two fiscal years ended July 31, 1993 and 1992.

K.   Employee Benefits Other Than Pensions:

  The Company provides postretirement medical benefits to a closed group of approximately 400 retired employees and their spouses. The plan requires the Company to provide primary medical benefits to the participants until age 65, at which time the Company only pays a fixed amount of $55 per month per participant for medical benefits. Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions which requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. The Company elected to amortize the postretirement benefit average obligation over a period not to exceed the average remaining life expectancy of the plan participants (since all of the plan participants are retired). The cumulative effect as of August 1, 1993, and impact for the eleven months ended June 30, 1994, of adopting this statement was not material to the financial statements of the Company.

  The Company had expenses of $560,000 and $471,000 for the years ended July 31, 1993 and 1992, respectively, on a pay-as-you-go-basis relative to this postretirement benefit obligation.

  The actuarial liabilities for these postretirement benefits, none of which have been funded, are as follows at June 30, 1994:

Accumulated Postretirement Benefit Obligation-Retirees    $2,270,000
Fair Value of Assets                                               0
                                                          ----------
Unfunded Status                                           $2,270,000
                                                          ==========

  Net periodic postretirement benefit cost for the eleven months ended June 30, 1994, included the following components:

Interest Cost on Obligation                                 $178,014
Amortization of Transition Obligation                        209,391
                                                            --------
Net Periodic Postretirement Benefit Cost                    $387,405
                                                            ========

  The accumulated postretirement benefit obligation was determined using a discount rate of 7.75% and a health care cost trend rate of 10% in fiscal year 1994, 8% in fiscal years 1995 through 1997 and 5% thereafter for any individuals who have not attained the age of 65 by such cut-off dates.

  Benefits relate to a closed group of retirees whose benefits convert to a fixed monthly supplement at age 65. Because of the nature of this group, a 1% change in the assumed health care cost trend rates does not have a significant impact on net periodic postretirement benefit cost or the accumulated postretirement benefit obligation.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 - Employers' Accounting For Postemployment Benefits which is effective for fiscal years beginning after December 15, 1993. This statement requires that employers recognize over the service lives of employees the costs of postemployment benefits if certain conditions are met. The Company does not believe that adoption of the statement will have a material impact on results of operations or financial condition of the Company.

L.   Transactions with Related Parties:

  All notes receivable from related parties bear interest at the prime rate plus 1.375% (8.125% at June 30, 1994) except for one note totaling $9,843,000 which bears interest at the prime rate (7.25% at June 30, 1994).

  In 1993, the Company received capital contributions from its Parent consisting of i) the forgiveness of a $3,015,000 long-term note payable to affiliate, including interest, and ii) a $262,000 note receivable from affiliate.

  In the second and third quarter of fiscal year 1993, Ferrell Leasing Corporation, a subsidiary of Ferrell Properties, Inc., sold to the Company for the fair market value of $4,100,000, the land and two buildings comprising the Company's corporate headquarters in Liberty, Missouri. James E. Ferrell, a director and executive officer in the Company, owns all of the issued and outstanding stock of Ferrell Properties, Inc. Prior to the purchase of the buildings, the Company paid rent to Ferrell Leasing of $403,000 and $692,000 in fiscal years 1993 and 1992, respectively.

  A. Andrew Levison, a director of the parent, is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as placement agent with regard to the senior subordinated notes issued in December 1991 and was paid fees of $3,545,000.

  The law firm of Smith, Gill, Fisher & Butts, a Professional Corporation, is general counsel to the Company, the Parent and their respective subsidiaries and affiliates. David S. Mouber, a director of the Parent, is a member of such law firm. The Company, the Parent and their respective subsidiaries paid such firm fees of $1,243,000 for the eleven months ended June 30, 1994, and paid fees of $1,381,000 and $2,189,000 during the two fiscal years ended July 31, 1993 and 1992, respectively.

M.    Disclosures About Off Balance Sheet Risk and Fair Value  of
  Financial Instruments:

  In fiscal year 1993, the Company adopted Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments which requires disclosing the fair value of financial instruments which can be reasonably determined.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Current   Assets.   The  carrying  amount  of  cash  and   cash
  equivalents and short-term investments approximates fair value because of the short maturity of those instruments.

  Long-term Debt. The estimated fair value of the Company's long-term debt was $524,723,000 and $539,651,000 as of June 30,
  1994 and July 31, 1994, respectively. The fair value is estimated based on quoted market prices and discounted cash flows.

  Option and Forward Contracts. The Company is a party to certain option and forward contracts in connection with its trading activities involving various liquified petroleum products. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized as follows:

                                                    As of June 30, 1994
                                       (In thousands except price per gallon data)
                                                                                     Market
                              Volume in     Price          Maturity       Contract  Value of   Unrealized
                               Gallons   (per gallon)        Dates         Amounts  Contracts  Gain/(Loss)
                               -------    ----------   -----------------   -------   -------   ----------
Exchange Traded Option
   Contracts to Buy              8,820         $0.30   Aug 1994-Jan 1995    $2,662    $2,679         $17
Exchange Traded Option
   Contracts to (Sell)          (4,200)        $0.29        Sep-94          (1,229)   (1,230)         (1)
Forward Contracts to Buy        62,661    $0.18-0.38       July-Dec 1994    16,450    16,466          16
Forward Contracts to (Sell)     (9,513)   $0.29-0.37   Aug 1994-Jan 1995    (3,023)   (2,959)         64
                               -------                                     --------  --------   ---------
   Total                        57,768                                     $14,860   $14,956         $96
                               =======                                     ========  ========   =========

  Risks related to these contracts arise from the possible inability of counterparties to meet the terms of their
  contracts  and  changes  in  underlying  product  prices.   The
  Company attempts to minimize market risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through application of its credit policies.

  In connection with its trading activities, at July 31, 1993, the Company had open forward and option contracts to buy
  $10,394,000 and sell ($11,347,000) of various liquified petroleum products expressed in dollars based on contract prices. At July 31, 1992, similar contracts to buy were $7,582,000 and to sell ($4,986,000). Net unrealized gains/(losses) on those open position were $281,000 and $0, respectively, at July 31, 1993 and 1992.

N. Subsequent Event

  On July 26, 1994, the Company loaned Ferrell $25,000,000, on an unsecured basis. This note bears interest at the prime rate
  (7.25% at July 26, 1994), and is due on demand.

  On July 27, 1994, the Company declared and paid a cash dividend to Ferrell of approximately $12,919,000. In addition, the Company declared a dividend and distributed certain assets to Ferrell, consisting of the following: (i) $36,031,000 investment in Class B redeemable common stock of Ferrell, (ii) note receivable from James E. Ferrell of $9,843,000, including accrued interest through July 26, 1994, (iii) $1,331,000 accounts receivable from James E. Ferrell, (iv) notes receivable from real estate affiliates of approximately $4,792,000, including accrued interest through July 26, 1994,
  (v) note receivable from Ferrell of approximately $4,054,000, including accrued interest through July 26, 1994, (vi) other assets of approximately $63,000 and (vii) the Incentive Distribution Rights received by the Company in connection with the initial public offering of the Partnership described in Note A.

  On August 1, 1994, the Company declared a dividend and distributed to Ferrell 1,000,000 Common Units, 1,650,000 Subordinated Units received by the Company in connection with the initial public offering of the Partnership described in Note A. The dividend of the Common Units and Subordinated Units represents an approximate 8% limited partner interest in the Partnership.

  On September 30, 1994, the General Partner entered into a definitive Purchase Agreement with Vision Energy Resources, Inc. ("Vision") for the purchase of the propane business owned and operated by Vision for a cash purchase price of $45 million. The closing of the transaction is subject to customary conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Following the closing of the transaction, the General Partner intends to transfer the assets of Vision to Ferrellgas, L.P.

  On October 14, 1994, the General Partner adopted the Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan"), which authorizes the issuance of options (the "Unit Options") covering up to 750,000 Subordinated Units to certain officers and employees of the General Partner, of which 657,000 options have been granted. The Unit Options granted have an exercise price of $16.80 per Subordinated Unit, will vest over a three to five year period (depending on the employee) and will expire on the tenth anniversary of the date of the grant. Upon conversion of 100% of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.
             INDEX TO FINANCIAL STATEMENT SCHEDULES

Ferrellgas Partners, L.P. and Subsidiary
- - ----------------------------------------
Independent Auditors' Report on Schedules

Schedule III   Parent Company Only Balance Sheet
               as of July 31, 1994, and Statement of
               Operations and Partners Capital and
               Statement of Cash Flows from inception
               to July 31, 1994

Schedule V     Property and Equipment from inception
               to July 31, 1994

Schedule VI Accumulated Depreciation and Amortization from inception to July 31, 1994

Schedule VIII  Valuation and Qualifying Accounts from
               inception to July 31, 1994

Schedule IX    Short-term Borrowings from inception to
               July 31, 1994

Schedule X     Supplementary Income Statement Information

Ferrellgas, L.P. and Subsidiaries
- - ---------------------------------
Independent Auditors' Report on Schedules

Schedule V Property and Equipment from inception to July 31, 1994

Schedule VI Accumulated Depreciation and Amortization from inception to July 31, 1994

Schedule VIII  Valuation and Qualifying Accounts from
               inception to July 31, 1994

Schedule IX    Short-term Borrowings from inception to
               July 31, 1994

Schedule X     Supplementary Income Statement Information

Ferrellgas, Inc. (Predecessor)
- - ------------------------------
Independent Auditors' Report on Schedules

Schedule I     Marketable Securities - Other Security Investments

Schedule II    Amounts Receivable from Related Parties
               for the eleven months ended June 30, 1994 and for each of the two years ended
               July 31, 1993

Schedule V     Property and Equipment for the
               eleven months ended June 30, 1994
               and for each of the two years ended
               July 31, 1993

Schedule VI Accumulated Depreciation and Amortization for the eleven months ended June 30, 1994 and for each of the two years ended
               July 31, 1993

Schedule VIII Valuation and Qualifying Accounts for the eleven months ended June 30, 1994 and for each of the two years ended
               July 31, 1993

Schedule IX    Short-term Borrowings for the eleven
               months ended June 30, 1994 and for each of the two years ended July 31, 1994

Schedule X     Supplementary Income Statement Information

            INDEPENDENT AUDITORS' REPORT
To the Partners of
Ferrellgas Partners, L.P.
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P. and subsidiary as of July 31, 1994, and for the period from inception (April 19, 1994) to July 31, 1994, and have issued our report thereon dated September 16, 1994 (October 14, 1994, as to Note O). Our audit also included the financial statement schedules listed at Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information therein set forth.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 16, 1994 (October 14, 1994, as to Note O)

FERRELLGAS PARTNERS, L.P.                 Schedule III
PARENT ONLY

BALANCE SHEET
(in thousands)

                                               July 31,
                                                 1994
                                               ---------
 ASSETS
Investment in Ferellgas, L.P.                  $121,393
                                               ---------
    Total Assets                               $121,393
                                               =========


 PARTNERS' CAPITAL
Partners' Capital
  Common unitholders                            $84,532
  Subordinated unitholder                        99,483
  General partner                               (62,622)
                                               ---------
    Total Partners' Capital                    $121,393
                                               =========

FERRELLGAS PARTNERS, L.P.                 Schedule III
PARENT ONLY

STATEMENT OF OPERATIONS
(in thousands)

                                              Inception to
                                             July 31, 1994
                                             -------------
Equity in loss of Ferrellgas, L.P.              ($64,481)
                                                ---------
  Net loss                                      ($64,481)
                                                =========

FERRELLGAS PARTNERS, L.P.                 Schedule III
PARENT ONLY

STATEMENT OF CASH FLOWS
(in thousands)

                                                    Inception to
                                                   July 31, 1994
                                                   -------------
Cash Flows From Operating Activities:
 Net loss                                             ($64,481)
 Reconciliation of net loss to
  net cash from operating activities:
    Equity in loss of Ferrellgas, L.P.                  64,481
                                                      ---------
      Net cash from operating activities                     -
                                                      ---------
Cash Flows From Investing Activities:
 Investment in Ferrellgas, L.P.                       (255,006)
                                                      ---------
      Net cash from investing activities              (255,006)
                                                      ---------
Cash Flows From Financing Activities:
 Net issuance of common units                          255,006
                                                      ---------
      Net cash from financing activities               255,006
                                                      ---------
Increase in Cash and Cash Equivalents                        -
Cash and cash equivalents - Beginning of period              -
                                                      ---------
Cash and Cash Equivalents - End of Period             $      -
                                                      =========

Supplemental disclosure of non-cash financing activity:
- - -------------------------------------------------------
Effective July 5, 1994 substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. in return for 1,000,000 Common Units, 16,593,721 Subordinated
Units and the Incentive Distribution Rights of Ferrellgas Partners, L.P., as well as a 2% general partner interest in Ferrellgas Partners, L.P. and Ferrellgas, L.P., on  a combined basis.  Net liabilities assumed by
Ferrellgas, L.P. are as follows:
/FN>
                                                    July 5, 1994
                                                    ------------

Cash                                                   $39,791
Accounts receivable                                     50,747
Inventories                                             37,931
Prepaid expenses and other current assets                2,660
Property, plant and equipment, net                     293,729
Intangible assets, net                                  64,050
Other assets                                             9,327
                                                      ---------
  Total assets conveyed                                498,235
                                                      ---------
Accouts payable                                         49,177
Other current liabilities                               30,296
Long-term debt, net                                    476,441
Other non-current liabilities                            9,557
                                                      ---------
  Total liabilities assumed                            565,471
                                                      ---------
Net liabilities assumed by Ferrellgas, L.P.           ($67,236)
                                                      =========

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY          Schedule V

PROPERTY PLANT AND EQUIPMENT
(in thousands)
                                              Period Ended
                                             July 31, 1994
                                              ----------
       Land and improvements                    $18,589
       Buildings and improvements                23,005
       Vehicles                                  37,283
       Furniture and fixtures                    17,776
       Bulk equipment and market facilities      33,091
       Tanks and customer equipment             317,631
       Other                                      5,097
                                              ----------
                                               $452,472
                                              ==========

       Additions, at cost                        $2,750
                                              ==========
       Retirements                                ($305)
                                              ==========

Note 1: On July 5, 1994, substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. . Total property, plant and equipment transferred to Ferrellgas, L.P. was $450,027.

Note 2: See notes to financial statements for a description of the methods and estimated useful lives used in computing depreciation and amortization. Detail of additions and retirements by major classification is not provided as the totals for such additions and retirements are less than 10% of the total property, plant and equipment.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY                                        Schedule VI

ACCUMULATED DEPRECIATION AND AMORTIZATION OF
PROPERTY PLANT AND EQUIPMENT
(in thousands)


                                                       Additions
                                                      Charged to
                                         Beginning     Costs and                    End of
                                         of Period     Expenses     Retirements     Period
                                         --------       -------        -----      --------
Inception to July 31, 1994
Land and improvements                      $1,775           $22         $  -        $1,797
Buildings and improvements                  7,381            90            -         7,471
Vehicles                                   25,818           253          140        25,931
Furniture and fixtures                     12,732           205            -        12,937
Bulk equipment and market facilities       12,124            92            1        12,215
Tanks and customer equipment               96,468           940           52        97,356
                                         --------       -------        -----      --------
                                         $156,298        $1,602         $193      $157,707
                                         ========       =======        =====      ========

On July 5, 1994, substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. . Total accumulated depreciation and amortization of property, plant and equipment transferred to Ferrellgas, L.P. was $156,298.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY                                Schedule VIII

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)


                               Balance at     Charged to     Deductions      Balance
                                beginning        cost/         (amounts       at end
Description                     of period       expenses     charged-off)   of period
- - ----------------------------    ---------        ------        --------     ---------
Inception to July 31, 1994
- - ----------------------------
Allowance for
 uncollectible receivables           $906          $119            $227          $798
                                  =======          ====          ======       =======
Accumulated amortization of
 intangible assets                $67,730          $759          $    -       $68,489
                                  =======          ====          ======       =======
Accumulated amortization of
 other assets                      $9,845           $23          $8,008        $1,860
                                  =======          ====          ======       =======

On July 5, 1994, substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. . Total allowance for uncollectable receivables, accumulated amortization of intangible assets and accumulated amortization of other assets transferred to Ferrellgas, L.P. was $906, $67,730 and $9,845, respectively.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY                                            Schedule IX

SHORT-TERM BORROWINGS
(in thousands)


                                                                                       Weighted
                                                            Maximum                     average
                                              Weighted       amount        Average     interest
                                     Balance   average     outstanding   outstanding      rate
                                     at end   interest       during         during       during
            Category                of period   rate       the period    the period   the period*
- - ------------------------------      ---------  -------      --------      ---------    ---------
July 5, 1994  to July 31, 1994
- - ------------------------------
Working capital loan                 $3,000    7.375%        $3,000        $1,000        7.375%
                                     ======    ======        ======        ======        ======

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY                Schedule X

SUPPLEMENTARY INCOME STATEMENT INFORMATION
(in thousands)



                                            Charged to
                                        costs and expenses
                                        from inception to
                                          July 31, 1994
                                           -----------
1. Maintenance and repairs                       $791
                                               ======

2. Depreciation                                $1,602
   Amortization of intangibles                    759
   Amortization of other assets                    23
                                               ------
                                               $2,384
                                               ======



       Detail for the other items required for this schedule has been omitted since each of the other items is less than 1% of total revenues.

       INDEPENDENT AUDITORS' REPORT
To the Partners of
Ferrellgas, L.P.
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas, L.P. and subsidiaries as of July 31, 1994, and for the period from inception (April 22, 1994) to July 31, 1994, and have issued our report thereon dated September 16, 1994 (September 30, 1994, as to Note N). Our audit also included the financial statement schedules listed at Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information therein set forth.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 16, 1994 (September 30, 1994, as to Note N)

FERRELLGAS, L.P. AND SUBSIDIARIES                   Schedule V

PROPERTY PLANT AND EQUIPMENT
(in thousands)
                                              Period Ended
                                             July 31, 1994
                                              ----------
       Land and improvements                    $18,589
       Buildings and improvements                23,005
       Vehicles                                  37,283
       Furniture and fixtures                    17,776
       Bulk equipment and market facilities      33,091
       Tanks and customer equipment             317,631
       Other                                      5,097
                                              ----------
                                               $452,472
                                              ==========

       Additions, at cost                        $2,750
                                              ==========
       Retirements                                ($305)
                                              ==========

Note 1: On July 5, 1994, substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. . Total property, plant and equipment transferred to Ferrellgas, L.P. was $450,027.

Note 2: See notes to financial statements for a description of the methods and estimated useful lives used in computing depreciation and amortization. Detail of additions and retirements by major classification is not provided as the totals for such additions and retirements are less than 10% of the total property, plant and equipment.

FERRELLGAS, L.P. AND SUBSIDIARIES                                            Schedule VI

ACCUMULATED DEPRECIATION AND AMORTIZATION OF
PROPERTY PLANT AND EQUIPMENT
(in thousands)


                                                       Additions
                                                      Charged to
                                         Beginning     Costs and                    End of
                                         of Period     Expenses     Retirements     Period
                                         --------       -------        -----      --------
Inception to July 31, 1994
Land and improvements                      $1,775           $22         $  -        $1,797
Buildings and improvements                  7,381            90            -         7,471
Vehicles                                   25,818           253          140        25,931
Furniture and fixtures                     12,732           205            -        12,937
Bulk equipment and market facilities       12,124            92            1        12,215
Tanks and customer equipment               96,468           940           52        97,356
                                         --------       -------        -----      --------
                                         $156,298        $1,602         $193      $157,707
                                         ========       =======        =====      ========

On July 5, 1994, substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. . Total accumulated depreciation and amortization of property, plant and equipment transferred to Ferrellgas, L.P. was $156,298.

FERRELLGAS, L.P. AND SUBSIDIARIES                                       Schedule VIII

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)


                               Balance at     Charged to     Deductions      Balance
                                beginning        cost/         (amounts       at end
Description                     of period       expenses     charged-off)   of period
- - ----------------------------    ---------        ------        --------     ---------
Inception to July 31, 1994
- - ----------------------------
Allowance for
 uncollectible receivables           $906          $119            $227          $798
                                  =======          ====          ======       =======
Accumulated amortization of
 intangible assets                $67,730          $759          $    -       $68,489
                                  =======          ====          ======       =======
Accumulated amortization of
 other assets                      $9,845           $23          $8,008        $1,860
                                  =======          ====          ======       =======

On July 5, 1994, substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. . Total allowance for uncollectable receivables, accumulated amortization of intangible assets and accumulated amortization of other assets transferred to Ferrellgas, L.P. was $906, $67,730 and $9,845, respectively.

FERRELLGAS, L.P. AND SUBSIDIARIES                                                    Schedule IX

SHORT-TERM BORROWINGS
(in thousands)


                                                                                       Weighted
                                                            Maximum                     average
                                              Weighted       amount        Average     interest
                                     Balance   average     outstanding   outstanding      rate
                                     at end   interest       during         during       during
            Category                of period   rate       the period    the period   the period*
- - ------------------------------      ---------  -------      --------      ---------    ---------
July 5, 1994  to July 31, 1994
- - ------------------------------
Working capital loan                 $3,000    7.375%        $3,000        $1,000        7.375%
                                     ======    ======        ======        ======        ======

FERRELLGAS, L.P. AND SUBSIDIARIES                        Schedule X

SUPPLEMENTARY INCOME STATEMENT INFORMATION
(in thousands)



                                            Charged to
                                        costs and expenses
                                        from inception to
                                          July 31, 1994
                                           -----------
1. Maintenance and repairs                       $791
                                               ======

2. Depreciation                                $1,602
   Amortization of intangibles                    759
   Amortization of other assets                    23
                                               ------
                                               $2,384
                                               ======



       Detail for the other items required for this schedule has been omitted since each of the other items is less than 1% of total revenues.

           INDEPENDENT AUDITORS' REPORT
Board of Directors
Ferrellgas, Inc.
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas, Inc. and subsidiaries as of June 30, 1994 and July 31, 1993, and for the eleven months ended June 30, 1994 and for each of the two years in the period ended July 31, 1993, and have issued our report thereon dated September 16, 1994 (October 14, 1994, as to Note N). Our audits also included the financial statement schedules listed at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information therein set forth.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 16, 1994 (October 14, 1994, as to Note N)



FERRELLGAS, INC. AND SUBSIDIARIES                                          Schedule I

MARKETABLE SECURITIES - OTHER INVESTMENTS
(in thousands)

                                                                             Balance
            Issuance/                   Shares/                  Market       Sheet
            Issuer                     Par Value      Cost       Value        Value
                                        -------      -------    -------      -------
Balance at June 30, 1994
- - --------------------------------------
  United States Treasury Bills
  ----------------------------
   United States Government             $15,000      $14,471    $14,633      $14,471 (1)


  United States Treasury Notes
  ----------------------------
   United States Government              $5,000       $5,042     $5,071       $5,042 (1)

  United States Government Obligations
  ------------------------------------
   Federal Home Loan Bank                $5,000       $4,995     $4,848       $4,995 (1)

  Class B Redeemable Comon Stock
  ------------------------------
   Ferrell Companies, Inc.                  643 (4)  $36,031    $36,031 (2)  $36,031 (3)


Year ended July 31, 1993
- - --------------------------------------
  United States Treasury Bills

  ----------------------------
   United States Government             $15,000      $14,497    $14,703      $14,497 (1)

  United States Treasury Notes
  ----------------------------
   United States Government              $5,000       $5,116     $5,171       $5,116 (1)

  Corporate Commercial Paper
  --------------------------
   Beta Finance, Inc.                    $2,500       $2,474     $2,474       $2,474 (1)
   General Electric Capital Corp.        $3,000       $2,953     $2,977       $2,953 (1)

  Class B Redeemable Comon Stock
  ------------------------------
   Ferrell Companies, Inc.                  643 (4)  $36,031    $36,031 (2)  $36,031 (3)


Year ended July 31, 1992
- - --------------------------------------
  United States Treasury Bills
  ----------------------------
   United States Government             $24,000      $23,165    $23,600      $23,165 (1)

  Class B Redeemable Comon Stock
  ------------------------------
   Ferrell Companies, Inc.                  576      $32,813    $32,813 (2)  $32,813 (3)


 (1)  Short-term investments on Consolidated Balance Sheet.
 (2)  Class B redeemable common stock is not publicly traded.  Therefore, for this schedule market value is considered to be the same as historical cost.
 (3)  Investment in Class B redeemable common stock of parent (eliminated in consolidation)
      on Balance Sheet.
 (4)  Total authorized and issued shares of Ferrell's Class B redeemable common stock.

FERRELLGAS, INC. AND SUBSIDIARIES                                                 Schedule II

AMOUNTS RECEIVABLE FROM RELATED PARTIES AND EMPLOYEES
(in thousands)

                                                                            Balance at end
                                     Balance at                               of period
                                     beginning                Amounts    ---------------------
           Name of Debtor            of period   Additions   Collected   Current   Not Current
- - ---------------------------------    ---------   ---------   ---------   -------   -----------
Eleven months ended June 30, 1994
- - ---------------------------------
One Liberty Plaza, Inc. (1)           $3,000     $    -       $    -      $    -     $3,000
                                      ======     ======       ======      ======     ======
Ferrell Development, Inc. (1)         $1,500     $    -       $    -      $    -     $1,500
                                      ======     ======       ======      ======     ======
Ferrell Properties, Inc. (1)            $262     $    -       $    -      $    -       $262
                                      ======     ======       ======      ======     ======
James E. Ferrell (2)                  $6,647     $4,268       $1,072        $500     $9,343
                                      ======     ======       ======      ======     ======

Year ended July 31, 1993
- - ---------------------------------
One Liberty Plaza, Inc. (1)           $3,000     $    -       $    -      $    -     $3,000

                                      ======     ======       ======      ======     ======
Ferrell Development, Inc. (1)         $1,500     $    -       $    -      $    -     $1,500
                                      ======     ======       ======      ======     ======
Ferrell Properties, Inc. (1)          $    -       $262 (3)   $    -      $    -       $262
                                      ======     ======       ======      ======     ======
James E. Ferrell (2)                  $6,588     $4,400       $4,341        $500     $6,147
                                      ======     ======       ======      ======     ======

Year ended July 31, 1992
- - ---------------------------------
One Liberty Plaza, Inc. (1)           $3,000     $    -       $    -      $    -     $3,000
                                      ======     ======       ======      ======     ======
Ferrell Development, Inc. (1)         $1,500     $    -       $    -      $    -     $1,500
                                      ======     ======       ======      ======     ======
James E. Ferrell (2)                  $2,756     $5,480       $1,648      $1,000     $5,588
                                      ======     ======       ======      ======     ======

  (1)  Notes are due December 31, 1997, and bear interest at the prime rate plus 1.375%.

  (2)  Note is due on demand and bears interest at the prime rate.

  (3)  Contributed by Ferrell in fiscal year 1993.

FERRELLGAS, INC. AND SUBSIDIARIES                                             Schedule V

PROPERTY PLANT AND EQUIPMENT
(in thousands)

                                          Eleven months
                                              ended          Year ended       Year ended
                                          June 30, 1994    July 31, 1993    July 31, 1992
                                          -------------    -------------    -------------
Land and improvements                          $18,584          $18,459          $17,150

Buildings and improvements                      22,958           23,001           20,339

Vehicles                                        37,306           37,564           39,205
Furniture and fixtures                          17,599           16,402           14,194
Bulk equipment and market facilities            33,196           33,612           32,051
Tanks and customer equipment                   317,321          314,127          313,634
Other                                            3,063            1,456               99
                                          -------------    -------------    -------------
                                              $450,027         $444,621         $436,672
                                          =============    =============    =============

Additions, at cost                              $9,843          $14,187          $20,392
                                          =============    =============    =============
Retirements                                     $4,437           $6,238          $10,560

                                          =============    =============    =============


NOTE: See Notes to financial statements for a description of the methods and estimated useful lives used in computing depreciation and amortization.  Detail of additions and retirements by major classification is not provided as the totals for such additions and retirements are less than 10% of the total property, plant and equipment for each period.

FERRELLGAS, INC. AND SUBSIDIARIES                                             Schedule VI

ACCUMULATED DEPRECIATION AND AMORTIZATION OF
PROPERTY PLANT AND EQUIPMENT
(in thousands)

                                                        Additions
                                                       Charged to
                                          Beginning     Costs and                  End of
                                          of Period      Expenses   Retirements    Period
                                          ---------     ---------   -----------   ---------
Eleven months ended June 30, 1994
- - ------------------------------------
Land and improvements                        $1,551          $242           $18      $1,775
Buildings and improvements                    6,703           973           295       7,381
Vehicles                                     24,010         2,874         1,066      25,818
Furniture and fixtures                       10,503         2,328            99      12,732
Bulk equipment and market facilities         10,806         1,354            36      12,124
Tanks and customer equipment                 87,232         9,888           652      96,468
                                          ---------     ---------   -----------   ---------
                                           $140,805       $17,659        $2,166    $156,298
                                          =========     =========   ===========   =========

Year ended July 31, 1993
- - ------------------------------------
Land and improvements                        $1,293          $263            $5      $1,551
Buildings and improvements                    5,831           996           124       6,703
Vehicles                                     21,804         4,466         2,260      24,010
Furniture and fixtures                        8,162         2,433            92      10,503
Bulk equipment and market facilities          9,186         1,712            92      10,806
Tanks and customer equipment                 77,270        10,579           617      87,232
                                          ---------     ---------   -----------   ---------
                                           $123,546       $20,449        $3,190    $140,805
                                          =========     =========   ===========   =========

Year ended July 31, 1992
- - ------------------------------------
Land and improvements                        $1,049          $248            $4      $1,293
Buildings and improvements                    5,033           979           181       5,831
Vehicles                                     20,403         5,107         3,706      21,804
Furniture and fixtures                        6,742         2,072           652       8,162
Bulk equipment and market facilities          7,955         1,507           276       9,186
Tanks and customer equipment                 67,455        10,573           758      77,270
                                          ---------     ---------   -----------   ---------
                                           $108,637       $20,486        $5,577    $123,546
                                          =========     =========   ===========   =========

FERRELLGAS, INC. AND SUBSIDIARIES                                           Schedule VIII

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                    Balance at    Charged to      Deductions      Balance
                                    beginning       cost/         (amounts        at end
      Description                   of period     expenses       charged-off)    of period
- - ---------------------------------   --------      --------          -------      --------

Eleven months ended June 30, 1994
- - ---------------------------------
Allowance for
 uncollectible receivables             $607        $1,569           $1,270          $906
                                    ========      ========          =======      ========
Accumulated amortization of
 intangible assets                  $59,181        $8,549           $    -       $67,730
                                    ========      ========          =======      ========
Accumulated amortization of
 other assets                        $7,592        $2,626             $373        $9,845
                                    ========      ========          =======      ========

Year ended July 31, 1993
- - ---------------------------------
Allowance for
 uncollectible receivables             $837        $1,343           $1,573          $607
                                    ========      ========          =======      ========
Accumulated amortization of
 intangible assets                  $49,188        $9,993           $    -       $59,181
                                    ========      ========          =======      ========
Accumulated amortization of
 other assets                        $5,286        $2,538             $232        $7,592
                                    ========      ========          =======      ========

Year ended July 31, 1992
- - ---------------------------------
Allowance for
 uncollectible receivables           $1,005        $2,071           $2,239          $837
                                    ========      ========          =======      ========
Accumulated amortization of
 intangible assets                  $38,901       $10,306              $19       $49,188
                                    ========      ========          =======      ========
Accumulated amortization of
 other assets                        $6,895        $2,654           $4,263        $5,286
                                    ========      ========          =======      ========

FERRELLGAS, INC. AND SUBSIDIARIES                                                            Schedule IX

SHORT-TERM BORROWINGS
(in thousands)

                                                                                                   Weighted
                                                           Maximum                                  average
                                                           Weighted      amount       Average      interest
                                                Balance     average   outstanding   outstanding      rate
                                                 at end    interest      during        during       during
Category                                        of year      rate       the year      the year     the year*
- - ---------------------------------               -------    --------     --------      --------     ---------
Eleven months ended June 30, 1994
- - ---------------------------------
(There were no short-term borrowings during the eleven months ended June 30,
1994.)

Year ended July 31, 1993
- - ---------------------------------
(There were no short-term borrowings during the fiscal year ended July 31, 1993.)


Year ended July 31, 1992
- - ---------------------------------
Working capital loan                            $    -         - %       $1,000          $453         7.82%
                                                =======    ========     ========      ========     =========
Revolving loan                                  $    -         - %       $4,275        $2,640         7.53%
                                                =======    ========     ========      ========     =========


* Based upon the actual rate in effect and the average daily outstanding balance.

FERRELLGAS, INC. AND SUBSIDIARIES                                  Schedule X

SUPPLEMENTARY INCOME STATEMENT INFORMATION
(in thousands)

                                           Charged to costs and expenses
                                   --------------------------------------------
                                      Eleven
                                    months ended    Year ended      Year ended
                                   June 30, 1994  July 31, 1993   July 31, 1992
                                   -------------  -------------   -------------
1. Maintenance and repairs              $8,544        $10,110          $9,855
                                   =============  =============   =============

2. Depreciation                        $17,659        $20,472         $20,486
   Amortization of intangibles           8,549          9,993          10,306
   Amortization of other assets          2,626          2,538           2,654
                                    -------------  -------------   -------------
                                       $28,834        $33,003         $33,446
                                    =============  =============   =============


Note: Detail for the other items required for this schedule has been omitted since each of the other items is less than 1% of total revenues.