Form 10-Q/A
period 1994-10-31
FERRELLGAS PARTNERS L P
filed 1995-02-01
CIK 922358

February 1, 1995



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Mail Stop 7-2
Washington, D.C.  20549

     RE:  Ferrellgas Partners, L.P.
          Form 10-Q/A
          Commission File Number 1-11331

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ferrellgas Partners, L.P. transmits for filing an amendment to its Quarterly Report on Form 10-Q for the quarter ended October 31, 1994. The filing has been effected through the EDGAR electronic filing system under Ferrellgas Partners, L.P.'s CIK No. 0000922358. Pursuant to Rule 302 of Regulation S-T, the Form 10-Q/A has been executed by typing the name of the signatory, with a manually signed signature page retained in Ferrellgas Partners, L.P.'s files.

By copy of this letter a conforming paper copy of the electronically filed Form 10-Q/A will be made pursuant to Rule 901(d) of Regulation S-T no later than six business days after the EDGAR submission.

If any questions should arise in connection with this submission, please call the undersigned at (816) 792-6809.

Very truly yours,



George L. Shuck
Director of Administration Services

Enclosures

cc:  A. Richard Tow                      Conformed paper copy to:
     Assistant Director                  Filer Support, SEC Operations Center
     Securities and Exchange Commission  6432 General Green Way
     450 Fifth Street, N.W.              Alexandria, Virginia  22312-2413
     Mail Stop 3-11
     Washington, D.C.  20549


                           FORM 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


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
  (States or other jurisdictions of(I.R.S. Employer Identification Nos.)
                (incorporation or organization)

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27   Financial Data Schedule



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                   FERRELLGAS PARTNERS, L.P.
                                   FERRELLGAS, L.P.

                                   By:  Ferrellgas, Inc. (General Partner)

Date:   January 31, 1995           /s/ Danley K. Sheldon

                                   By:  Danley K. Sheldon
                                        Senior Vice President/
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)




                                   FERRELLGAS FINANCE CORP.

Date:   January 31, 1995           /s/ Danley K. Sheldon

                                   By:  Danley K. Sheldon
                                        Senior Vice President/
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)



[TYPE]  EX27
[DESCRIPTION]   ART.5 FDS FOR 1ST QUARTER 10-Q FOR FERRELLGAS PARTNERS, L.P.

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE] 3-MOS
[FISCAL-YEAR-END] JUL-31-1995
[PERIOD-END]  OCT-31-94
[CASH]                          $13,093
[SECURITIES]                          0
[RECEIVABLES]                    68,672
[ALLOWANCES]                        574
[INVENTORY]                      68,251
<CURRENT-ASESTS>                153,260
[PP&E]                          455,582
[DEPRECIATION]                  162,099
[TOTAL-ASSETS]                  515,922
[CURRENT-LIABILITIES]           115,679
[BONDS]                         266,886
[COMMON]                              0
[PREFERRED-MANDATORY]                 0
[PREFERRED]                           0
[OTHER-SE]                      120,727
<TOTAL-LIABILITY-ANS-EQUITY>    515,922
[SALES]                         111,784
<TOTAL REVENUES>                119,413
[CGS]                            67,411
[TOTAL-COSTS]                    45,325
[OTHER-EXPENSES]                     18
[LOSS-PROVISION]                    227
[INTEREST-EXPENSE]                7,098
[INCOME-PRETAX]                    (666)
[INCOME-TAX]                          0
[INCOME-CONTINUING]                (666)
[DISCONTINUED]                        0
[EXTRAORDINARY]                       0
[CHANGES]                             0
[NET-INCOME]                       (666)
[EPS-PRIMARY]                     (0.02)
[EPS-DILUTED]                         0


[DESCRIPTION]   ART.5 FDS FOR 1ST QUARTER 10-Q FOR FERRELLGAS, L.P.

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE] 3-MOS
[FISCAL-YEAR-END] JUL-31-1995
[PERIOD-END]  OCT-31-94
[CASH]                          $13,093
[SECURITIES]                          0
[RECEIVABLES]                    68,672
[ALLOWANCES]                        574
[INVENTORY]                      68,251
<CURRENT-ASESTS>                153,260
[PP&E]                          455,582
[DEPRECIATION]                  162,099
[TOTAL-ASSETS]                  515,922
[CURRENT-LIABILITIES]           115,679
[BONDS]                         266,886
[COMMON]                              0
[PREFERRED-MANDATORY]                 0
[PREFERRED]                           0
[OTHER-SE]                      121,959
<TOTAL-LIABILITY-ANS-EQUITY>    515,922
[SALES]                         111,784
<TOTAL REVENUES>                119,413
[CGS]                            67,411
[TOTAL-COSTS]                    45,325
[OTHER-EXPENSES]                     25
[LOSS-PROVISION]                    227
[INTEREST-EXPENSE]                7,098
[INCOME-PRETAX]                    (673)
[INCOME-TAX]                          0
[INCOME-CONTINUING]                (673)
[DISCONTINUED]                        0
[EXTRAORDINARY]                       0
[CHANGES]                             0
[NET-INCOME]                       (673)
[EPS-PRIMARY]                         0
[EPS-DILUTED]                         0


[DESCRIPTION]   ART.5 FDS FOR 1ST QUARTER 10-Q FOR FERRELLGAS FINANCE CORP.

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE] 3-MOS
[FISCAL-YEAR-END] JUL-31-1995
[PERIOD-END]  OCT-31-94
[CASH]                          $1
[SECURITIES]                     0
[RECEIVABLES]                    0
[ALLOWANCES]                     0
[INVENTORY]                      0
[CURRENT-ASSETS]                 1
[PP&E]                           0
[DEPRECIATION]                   0
[TOTAL-ASSETS]                   1
[CURRENT-LIABILITIES]            0
[BONDS]                          0
[COMMON]                         1
[PREFERRED-MANDATORY]            0
[PREFERRED]                      0
[OTHER-SE]                       0
<TOTAL-LIABILITY-ANS-EQUITY>     1
[SALES]                          0
<TOTAL REVENUES>                 0
[CGS]                            0
[TOTAL-COSTS]                    0
[OTHER-EXPENSES]                 0
[LOSS-PROVISION]                 0
[INTEREST-EXPENSE]               0
[INCOME-PRETAX]                  0
[INCOME-TAX]                     0
[INCOME-CONTINUING]              0
[DISCONTINUED]                   0
[EXTRAORDINARY]                  0
[CHANGES]                        0
[NET-INCOME]                     0
[EPS-PRIMARY]                    0
[EPS-DILUTED]                    0
