Form 10-Q
period 1995-04-30
FERRELLGAS PARTNERS L P
filed 1995-06-13
CIK 922358

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1995

                          OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from............to...............


Commission file number 1-11331

                    Ferrellgas Partners, L.P.
________________________________________________________________
   (Exact name of registrants as specified in their charters)

           Delaware                           43-1698480
  ________________________________        ____________________
   (States or other jurisdictions            (I.R.S. Employer
  of incorporation or organization)       Identification Nos.)


      One Liberty Plaza, Liberty, Missouri  64068
___________________________________________________________
  (Address of principal executive offices)    (Zip Code)

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

Yes    [X]     No    [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1995:

  Ferrellgas Partners, L.P. - 14,398,942 Common Units
                              16,593,721 Subordinated Units

               FERRELLGAS PARTNERS, L.P.
                   FERRELLGAS, L.P.
               FERRELLGAS FINANCE CORP.

                   Table of Contents

                                                             Page
            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Ferrellgas Partners, L.P. and Subsidiary
        ----------------------------------------
        Consolidated Balance Sheets -
           April 30, 1995 and July 31, 1994                   1

        Consolidated Statements of Earnings -
           Three months and nine months
           ended April 30, 1995 and
           Predecessor April 30, 1994                         2

        Consolidated Statement of Partners' Capital -
           Nine months ended April 30, 1995                   3

        Consolidated Statements of Cash Flows -
           Nine months ended April 30, 1995
           and Predecessor April 30, 1994                     4

        Condensed Notes to Consolidated
          Financial Statements                                5

        Ferrellgas, L.P. and Subsidiaries
        ---------------------------------
        Consolidated Balance Sheets -
           April 30, 1995 and July 31, 1994                   8

        Consolidated Statements of Earnings -
           Three months and nine months ended
           April 30, 1995 and Predecessor April 30, 1994      9

        Consolidated Statement of Partners' Capital -
           Nine months ended April 30, 1995                  10

        Consolidated Statements of Cash Flows -
           Nine months ended April 30, 1995 and
           Predecessor April 30, 1994                        11

        Condensed Notes to Consolidated Financial
           Statements                                        12

        Ferrellgas Finance Corp.
        ------------------------
        Balance Sheets -
           April 30, 1995 and July 31, 1994                  15

        Statements of Operations -
           Three months and nine months ended
           April 30, 1995                                    16

        Statement of Cash Flows -
           Nine months ended April 30, 1995                  17

        Condensed Notes to Financial Statements              18


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                  19

              PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                     22

            PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

       FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

              CONSOLIDATED BALANCE SHEETS
           (in thousands, except unit data)

                                       April 30,      July 31,
ASSETS                                   1995           1994
- ------------------------               ---------     ---------
                                      (unaudited)
Current Assets:
  Cash and cash equivalents            $ 17,029      $ 14,535
  Accounts and notes receivable, net     67,522        50,780
  Inventories                            31,973        43,562
  Prepaid expenses and other
    current assets                        3,533         2,042
                                       ---------     ---------
    Total Current Assets                120,057       110,919

  Property, plant and equipment, net    353,861       294,765

  Intangible assets, net                 66,701        63,291
  Other assets, net                       8,372         8,218
                                       ---------     ---------
    Total Assets                       $548,991      $477,193
                                       =========     =========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Current Liabilities:
  Accounts payable                     $ 46,392      $ 46,368
  Other current liabilities              28,169        26,603
  Short-term borrowing                        -         3,000
                                       ---------     ---------
    Total Current Liabilities            74,561        75,971

  Long-term debt                        320,162       267,062
  Other liabilities                      11,743        11,528

  Minority interest                       1,441         1,239

Partners' Capital
  Common unitholders (14,398,942
    and 14,100,000 units outstanding
    in 1995 and 1994, respectively)      94,812        84,532
  Subordinated unitholders
    (16,593,721 units outstanding
    in 1995 and 1994)                   103,723        99,483
  General partner                       (57,451)      (62,622)
                                       ---------     ---------
    Total Partners' Capital             141,084       121,393
                                       ---------     ---------
    Total Liabilities and
      Partners' Capital                $548,991      $477,193
                                       =========     =========

         See notes to consolidated financial statements.

        FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF EARNINGS
           (in thousands, except unit data)
                      (unaudited)

                             Three Months Ended         Nine Months Ended
                             ------------------        -------------------
                            April 30,   April 30,     April 30,   April 30,
                              1995       1994           1995       1994
                            ---------   ---------     ---------   ---------
                                       (Predecessor)            (Predecessor)
Revenues:
  Gas liquids and
    related product sales   $162,821    $140,606      $483,290    $430,401
  Other                        5,192       5,735        22,797      20,076
                            ---------   ---------     ---------   ---------
    Total revenues           168,013     146,341       506,087     450,477
                            ---------   ---------     ---------   ---------

Costs and expenses:
  Cost of product sold        94,759      73,347       285,059     229,326
  Operating                   40,638      38,261       120,335     113,202
  Depreciation and
    amortization               8,443       6,910        23,855      21,688
  General and administrative   3,118       2,756         8,366       7,613
  Vehicle leases               1,080       1,059         3,227       3,203
                            ---------   ---------     ---------   ---------
    Total costs and expenses 148,038     122,333       440,842     375,032
                            ---------   ---------     ---------   ---------

  Operating income            19,975      24,008        65,245      75,445

  Interest expense            (8,221)    (14,409)      (23,536)    (44,233)
  Interest income                433       1,098           947       2,791
  Loss on disposal of assets    (126)       (478)         (429)       (888)
                            ---------   ---------     ---------   ---------
Earnings before income
  taxes, minority interest
  and extraordinary loss      12,061      10,219        42,227      33,115

  Income tax provision             -       3,906             -      12,759
  Minority interest              122           -           427           -
                            ---------   ---------     ---------   ---------
Earnings before
  extraordinary loss          11,939       6,313        41,800      20,356

Loss on early
    extinguishment of debt,
    net of $531 tax benefit        -         867             -         867
                            ---------   ---------     ---------   ---------
Net earnings                $ 11,939    $  5,446      $ 41,800    $ 19,489
                            =========   =========     =========   =========

Net earnings per limited
  partner unit                 $0.38                     $1.34
                            =========                 =========

Weighted average number
  of units outstanding    30,992,663                30,879,571
                          ===========               ===========

            See notes to consolidated financial statements.

       FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
           (in thousands, except unit data)
                      (unaudited)

                                                                     Total
                  Number of units                           General partners'
              ----------------------
             Common    Subordinated  Common  Subordinated  partner  capital
             ------    ------------  ------  ------------  -------  -------
Balance
 August 1,
 1994        14,100,000   16,593,721   $84,532   $99,483   ($62,622) $121,393

 Special
  allocation
  of prior
  year
  operating
  loss
  (note D)            -            -    (2,312)   (2,664)     4,976         -

 Contributed
  capital
  (note H)            -            -     3,324     3,830         72     7,226

 Common units
  issued in
  connection
  with
  acquisitions  298,942            -     6,600         -         66     6,666

 Quarterly
 distributions        -            -   (16,557)  (19,083)      (361)  (36,001)

 Net earnings         -            -    19,225    22,157        418    41,800
              ----------    ---------  --------  --------    -------  --------

Balance
 April 30,
 1995         14,398,942   16,593,721  $94,812  $103,723   ($57,451) $141,084
              ==========   ==========  ======== =========  ========= =========

     See notes to consolidated financial statements.


       FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands)
                      (unaudited)


                                              Nine Months Ended
                                              -----------------
                                      April 30, 1995     April 30, 1994
                                      --------------     --------------
                                                          (Predecessor)
Cash Flows From
Operating Activities:
  Net earnings                           $41,800            $19,489
  Reconciliation of net earnings
  to net cash from operating
  activities:
  Depreciation and amortization           23,855             21,688
  Extraordinary loss                           -                867
  Minority interest                          427                  -
  Other                                    2,283              4,127
  Changes in operating assets and
   liabilities net of effects from
   business acquisitions:
    Accounts and notes receivable        (10,344)            (4,610)
    Inventories                           19,505             (6,129)
    Prepaid expenses and other
     current assets                       (1,143)            (1,374)
    Accounts payable                      (6,270)             1,320
    Accrued interest expense               5,208              6,863
    Other current liabilities             (9,775)             3,415
    Other liabilities                       (100)               (49)
    Deferred income taxes                      -             12,639
                                        ---------          ---------
      Net cash provided by
       operating activities               65,446             58,246
                                        ---------          ---------
Cash Flows From Investing Activities:
 Business acquisitions                   (17,135)            (2,385)
 Capital expenditures                    (13,273)            (5,945)
 Proceeds from asset sales                 1,093                643
 Net short-term investment activity            -             (4,305)
 Net additions to intangible assets
  and other assets                          (637)              (333)
                                        ---------          ---------
      Net cash used by investing
       activities                        (29,952)           (12,325)
                                        ---------          ---------

Cash Flows From Financing Activities:
 Net reductions of short-term borrowing   (3,000)                 -
 Additions to long-term debt              60,000                  -
 Reductions of long-term debt            (53,750)           (13,336)
 Distributions                           (36,001)                 -
 Minority activity                          (299)                 -
 Additional payments to retire debt            -             (1,190)
 Additions to financing costs                  -                (53)
 Contribution from general partner            66                  -
 Net advances to related party                 -             (2,249)
 Net advances to general partner
  and affiliate                              (16)            (2,993)
                                        ---------          ---------
      Net cash used by financing
       activities                        (33,000)           (19,821)
                                        ---------          ---------

 Increase in cash and cash equivalents     2,494             26,100
 Cash and cash equivalents -
  beginning of period                     14,535             32,706
                                        ---------          ---------
 Cash and cash equivalents -
  end of period                          $17,029            $58,806
                                        =========          =========

 Cash paid for interest                  $17,153            $35,062
                                        =========          =========

                 See notes to consolidated financial statements.


[FN]
       FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE NINE MONTHS ENDED APRIL 30, 1995 AND 1994
                      (unaudited)

A. Reference should be made to the Notes to Consolidated Financial Statements for the period ending July 31, 1994, (specifically Notes A and N regarding organization and formation and pro forma earnings) included in the Ferrellgas Partners, L.P.
  and Subsidiary (the "Partnership") annual financial statements on Form 10-K filed with the SEC. The presentation of the financial statements has been changed to reflect the predecessor statements of earnings and cash flow on the face of the financial statements and the pro forma earnings are contained in the notes thereto.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.
  Certain expense reclassifications have been made to the prior year amounts to conform to the current year presentation. Such reclassifications had no effect on net earnings.

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended
  April 30, 1995 and predecessor April 30, 1994, are not necessarily indicative of the results to be expected for a full year.

D.   The Agreement of Limited Partnership of Ferrellgas
  Partners, L.P. (the "Partnership Agreement") contains specific provisions for the allocation of net income and loss to each of the partners for purposes of maintaining the partner capital accounts. In addition, the Partnership Agreement contains a special provision to allocate the first year's operating loss ($5,026,000) 100% to the general partner and reallocate, based on ownership percentages, an amount equal to 99% of this net loss
  ($4,976,000) to the limited partners in the following year. The fiscal 1995 special allocation of the prior year operating loss to the limited partners resulted in a reduction in equity of $0.16 per limited partner unit.

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

  In connection with the formation of the Partnership,
  the General Partner contributed certain assets
  including customer relationships and customer tanks.
  The Internal Revenue Service ("IRS") has examined
  the General Partner's consolidated income tax
  returns for the years ended July 31, 1987 and 1986,
  and has proposed certain adjustments which relate to
  these contributed assets.  The General Partner has
  reached a tentative settlement agreement with the
  IRS (pending final IRS approval) which may result in
  an additional capital contribution by the General
  Partner and an increase in the Partnership's
  intangibles (to be amortized prospectively over the
  remaining life of the related assets).   Such
  adjustments are not expected to be material to financial position or results of operations and will not impact the limited partners' tax basis in the Partnership's units.

F. The accompanying pro forma consolidated statements of earnings for the three and nine months ended
  April 30, 1994, were derived from the historical statements of operations of the Predecessor and reflect the pro forma effects on the historical financial information as if the formation of the Partnership had occurred on August 1, 1993.
  Significant pro forma adjustments represent the elimination of income taxes under the Partnership structure and the net reduction of interest expense resulting from retirement of $477,600,000 of indebtedness offset by the issuance of $250,000,000 senior notes. The pro forma consolidated statements of earnings of the Partnership should be read in conjunction with the consolidated financial statements of the Partnership and the Predecessor and the notes thereto. The accompanying pro forma consolidated statements of earnings are for comparative purposes and are not necessarily indicative of the results of future operations of the Partnership:

                                Pro Forma Periods Ended April 30, 1994
                                --------------------------------------
                                Three Months               Nine Months
                                ------------               -----------
                                   (in thousands, except unit data)
Revenues:
  Gas liquids and related
   product sales                $140,606                   $430,401
   Other                           5,735                     20,076
                                ---------                  ---------
      Total revenues             146,341                    450,477

  Costs and expenses:
   Cost of product sold           73,347                    229,326
   Operating                      38,261                    113,202
   Depreciation and
    amortization                   6,910                     21,688
   General and administrative      2,881                      7,988
   Vehicle leases                  1,059                      3,203
                                ---------                  ---------
      Total costs and expenses   122,458                    375,407

  Operating income                23,883                     75,070
   Interest expense               (6,888)                   (21,291)
   Interest income                   529                        879
   Loss on disposal of assets       (478)                      (888)
                                ---------                  ---------
  Earnings before minority
   interest and extraordinary
   loss                           17,046                     53,770

   Minority interest                (172)                      (543)
                                ---------                  ---------
  Earnings before
   extraordinary loss            $16,874                    $53,227
                                =========                  =========

  Earnings before
   extraordinary loss
   per limited partner unit        $0.55                      $1.72
                                =========                  =========

  Weighted average number of
  units outstanding           30,693,721                 30,693,721
                              ===========                ===========


G. On October 14, 1994, the General Partner adopted the Ferrellgas, Inc. Unit Option Plan (the "Unit
  Option Plan"), which authorizes the issuance of options (the "Unit Options") covering up to 850,000
  Subordinated Units to certain officers and employees of the General Partner, of which 718,000 options were issued and outstanding at April 30, 1995. The
  Unit Options granted have exercise prices ranging from $16.80 to $18.54 per unit (which is an estimate of the fair market value of the Subordinated Units at the time of grant), will vest over a one to five year period (depending on the employee), are exercisable beginning after July 31, 1999, assuming the subordination period has elapsed and will expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.

H. On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Immediately following the closing of the purchase of Vision, the General Partner (i) caused
  Vision and each of its subsidiaries to be merged into the General Partner (except for a trucking subsidiary which dividended substantially all of its assets to the General Partner) and (ii) contributed all of the assets of Vision and its subsidiaries to Ferrellgas, L.P. (the "Operating Partnership"). As a result of the contribution, the Operating
  Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Vision and its subsidiaries (excluding income tax liabilities), including obligations of the General Partner under a $45,000,000 loan agreement under which the General Partner borrowed funds to pay the purchase price for Vision. The Operating
  Partnership repaid the loan immediately after the transfer of assets with funds borrowed under its Credit Facility. In consideration of the retention by the General Partner of certain income tax liabilities, the Partnership issued 138,392 Common
  Units to the General Partner.  The Operating
  Partnership received a contribution of $7,300,000 from the General Partner, representing the excess of the value of the assets over the liabilities conveyed and the units issued to the General
  Partner. This contribution is allocated to each partner based on their relative ownership percentages following the closing of the Vision acquisition. The total assets contributed to the Operating Partnership of approximately $57,400,000
  (the General Partner's cost basis) was preliminarily allocated as follows (i) working capital of $2,347,000 (ii) property, plant and equipment of $47,863,000, and (iii) intangible assets of $7,190,000. The transaction has been accounted for similar to purchase accounting and, accordingly, the results of operations of Vision have been included in the consolidated financial statements from the date of contribution.

  The following pro forma financial information assumes the Vision transaction occurred at the beginning of each of the periods presented and also includes the pro forma effects of the Partnership formation as of August 1, 1993 (as described in Note F):

                                       Nine months ended April 30
                                       --------------------------
                                         1995              1994
                                        ------            ------
                             (unaudited; in thousands except per unit data)

  Total revenues                        $521,878          $509,159
  Net earnings                            42,367            57,951
  Net earnings per limited
    partner unit                            1.36              1.86


I. During the nine months ended April 30, 1995, the Partnership made acquisitions and received contributions of businesses totaling $68,735,000.
  This total consists of $45,000,000 debt assumed
  (Note H), cash paid of $17,135,000 and issuance of Partnership units of $6,600,000.

J.   On November 14, 1994, the Partnership filed
  Amendment No. 1 to Registration Statement on Form S-
  1 with the Securities and Exchange Commission to register 2,400,000 Common Units representing limited partner interests in the Partnership. The registration statement was declared effective
  November 15, 1994. The Common Units may be issued from time to time by the Partnership in exchange for other businesses, properties or securities in business combination transactions.

K. On December 14, 1994, the Partnership paid an initial cash distribution of $0.65 per unit. This initial distribution covers the period from July 5, 1994, when the Partnership began operations, to October 31, 1994, the end of the first full fiscal quarter. The distribution was, accordingly, prorated. Additionally, on March 14, 1995, the
  Partnership paid a cash distribution of $0.50 per unit for the quarter ended January 31, 1995. On May
  19, 1995, the Partnership declared its third-quarter cash distribution of $0.50 per unit, payable June
  12, 1995.

[/FN]

           FERRELLGAS, L.P. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
                    (in thousands)

                                       April 30,      July 31,
ASSETS                                   1995           1994
- ------------------------               ---------     ---------
                                      (unaudited)
Current Assets:
  Cash and cash equivalents            $17,029       $ 14,535
  Accounts and notes receivable, net    67,522         50,780
  Inventories                           31,973         43,562
  Prepaid expenses and
    other current assets                 3,533          2,042
                                       --------      ---------
    Total Current Assets               120,057        110,919

  Property, plant and equipment, net   353,861        294,765
  Intangible assets, net                66,701         63,291
  Other assets, net                      8,372          8,218
                                      ---------      ---------
    Total Assets                      $548,991       $477,193
                                      =========      =========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Current Liabilities:
  Accounts payable                    $ 46,392        $ 46,368
  Other current liabilities             28,168          26,603
  Short-term borrowing                       -           3,000
                                      ---------       ---------
    Total Current Liabilities           74,560          75,971

  Long-term debt                       320,162         267,062
  Other liabilities                     11,743          11,528


Partners' Capital
  Limited partner                      141,085         121,393
  General partner                        1,441           1,239
                                      ---------       ---------
    Total Partners' Capital            142,526         122,632
                                      ---------       ---------
    Total Liabilities and
     Partners' Capital                $548,991        $477,193
                                      =========       =========

    See notes to consolidated financial statements.

           FERRELLGAS, L.P. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands)
                      (unaudited)


                             Three Months Ended         Nine Months Ended
                             ------------------        -------------------
                            April 30,   April 30,     April 30,   April 30,
                              1995       1994           1995       1994
                            ---------   ---------     ---------   ---------
                                      (Predecessor)             (Predecessor)
Revenues:
  Gas liquids and
    related product sales   $162,821    $140,606      $483,290    $430,401
  Other                        5,192       5,735        22,797      20,076
                            ---------   ---------     ---------   ---------
    Total revenues           168,013     146,341       506,087     450,477
                            ---------   ---------     ---------   ---------

Costs and expenses:
  Cost of product sold        94,759      73,347       285,059     229,326
  Operating                   40,638      38,261       120,334     113,202
  Depreciation and
    amortization               8,443       6,910        23,855      21,688
  General and administrative   3,118       2,756         8,366       7,613
  Vehicle leases               1,080       1,059         3,227       3,203
                            ---------   ---------     ---------   ---------
    Total costs
     and expenses            148,038     122,333       440,841     375,032
                            ---------   ---------     ---------   ---------

  Operating income            19,975      24,008        65,246      75,445

  Interest expense            (8,221)    (14,409)      (23,536)    (44,233)
  Interest income                433       1,098           947       2,791
  Loss on disposal of
   assets                       (126)       (478)         (429)       (888)
                            ---------   ---------     ---------   ---------
Earnings before income
  taxes and extraordinary
  loss                        12,061      10,219        42,228      33,115

  Income tax provision             -       3,906             -      12,759
                            ---------   ---------     ---------   ---------
Earnings before
  extraordinary loss          12,061       6,313        42,228      20,356

  Loss on early
   extinguishment of debt,
   net of $531 tax benefit         -         867             -         867
                            ---------   ---------     ---------   ---------
  Net earnings               $12,061      $5,446       $42,228     $19,489
                            =========   =========     =========   =========

               See notes to consolidated financial statements.

           FERRELLGAS, L.P. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    (in thousands)
                      (unaudited)


                                                                  Total
                                    Limited       General        partners'
                                    partner       partner         capital
                                    -------       -------        ---------
Balance August 1, 1994              $121,393      $1,239         $122,632

  Contributed capital (note F)         7,226          74            7,300

  Additions to capital in
    connection with acquisitions       6,666          69            6,735

  Quarterly distributions            (36,001)       (368)         (36,369)

  Net earnings                        41,801         427           42,228
                                    ---------     -------        ---------
Balance April 30, 1995              $141,085      $1,441         $142,526
                                    =========     =======        =========

                See notes to consolidated financial statements.

           FERRELLGAS, L.P. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands)
                      (unaudited)

                                             Nine Months Ended
                                             -----------------
                                      April 30, 1995     April 30, 1994
                                      --------------     --------------
                                                          (Predecessor)
Cash Flows From
Operating Activities:
  Net earnings                           $42,228            $19,489
  Reconciliation of net earnings
  to net cash from operating
  activities:
  Depreciation and amortization           23,855             21,688
  Extraordinary loss                           -                867
  Other                                    2,283              4,127
  Changes in operating assets and
   liabilities net of effects from
   business acquisitions:
    Accounts and notes receivable        (10,344)            (4,610)
    Inventories                           19,505             (6,129)
    Prepaid expenses and other
     current assets                       (1,143)            (1,374)
    Accounts payable                      (6,270)             1,320
    Accrued interest expense               5,208              6,863
    Other current liabilities             (9,776)             3,415
    Other liabilities                       (100)               (49)
    Deferred income taxes                      -             12,639
                                        ---------          ---------
      Net cash provided by
       operating activities               65,446             58,246
                                        ---------          ---------

Cash Flows From Investing Activities:
 Business acquisitions                   (17,135)            (2,385)
 Capital expenditures                    (13,273)            (5,945)
 Proceeds from asset sales                 1,093                643
 Net short-term investment activity            -             (4,305)
 Net additions to intangible assets
  and other assets                          (637)              (333)
                                        ---------          ---------
      Net cash used by investing
       activities                        (29,952)           (12,325)
                                        ---------          ---------

Cash Flows From Financing Activities:
 Net reductions of short-term borrowing   (3,000)                 -
 Additions to long-term debt              60,000                  -
 Reductions of long-term debt            (53,750)           (13,336)
 Distributions                           (36,369)                 -
 Additional payments to retire debt            -             (1,190)
 Additions to financing costs                  -                (53)
 Contribution from partners                  135                  -
 Net advances to related party                 -             (2,249)
 Net advances to general partner
  and affiliate                              (16)            (2,993)
                                        ---------          ---------
      Net cash used by financing
       activities                        (33,000)           (19,821)
                                        ---------          ---------

 Increase in cash and cash
  equivalents                              2,494             26,100
 Cash and cash equivalents -
  beginning of period                     14,535             32,706
                                        ---------          ---------
 Cash and cash equivalents -
  end of period                          $17,029            $58,806
                                        =========          =========

 Cash paid for interest                  $17,153            $35,062
                                        =========          =========

                 See notes to consolidated financial statements.


[FN]
           FERRELLGAS, L.P. AND SUBSIDIARIES
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE NINE MONTHS ENDED APRIL 30, 1995 AND 1994
                      (unaudited)

A. Reference should be made to the Notes to Consolidated Financial Statements for the period ending July 31, 1994, (specifically Notes A and M regarding organization and formation and pro forma earnings) included in the Ferrellgas, L.P. and Subsidiaries (the " Operating Partnership") annual financial statements on Form 10-K filed with the SEC. The presentation of the financial statements has been changed to reflect the predecessor statements of earnings and cash flow on the face of the financial statements and the pro forma earnings are contained in the notes thereto.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.
  Certain expense reclassifications have been made to the prior year amounts to conform to the current year presentation. Such reclassifications had no effect on net earnings.

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended
  April 30, 1995 and predecessor April 30, 1994, are not necessarily indicative of the results to be expected for a full year.

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

  In connection with the formation of the Operating
  Partnership, the General Partner contributed certain
  assets including customer relationships and customer
  tanks.  The Internal Revenue Service ("IRS") has
  examined the General Partner's consolidated income
  tax returns for the years ended July 31, 1987 and
  1986, and has proposed certain adjustments which
  relate to these contributed assets.  The General
  Partner has reached a tentative settlement agreement
  with the IRS (pending final IRS approval) which may
  result in an additional capital contribution by the
  General Partner and an increase in the Operating
  Partnership's intangibles (to be amortized
  prospectively over the remaining life of the related
  assets).   Such adjustments are not expected to be
  material to financial position or results of operations and will not impact the limited partners' tax basis in the Operating Partnership's units.


E. The accompanying pro forma consolidated statements of earnings for the three and nine months ended
  April 30, 1994, were derived from the historical statements of operations of the Predecessor and reflect the pro forma effects on the historical financial information as if the formation of the Partnership had occurred on August 1, 1993.
  Significant pro forma adjustments represent the elimination of income taxes under the Partnership structure and the net reduction of interest expense resulting from retirement of $477,600,000 of indebtedness offset by the issuance of $250,000,000 senior notes. The pro forma consolidated statements of earnings of the Partnership should be read in conjunction with the consolidated financial statements of the Partnership and the Predecessor and the notes thereto. The accompanying pro forma consolidated statements of earnings are for comparative purposes and are not necessarily indicative of the results of future operations of the Partnership:



                                 Pro Forma Periods Ended April 30, 1994
                                 --------------------------------------
                                 Three Months               Nine Months
                                 ------------               -----------
                                              (in thousands)
Revenues:
  Gas liquids and related
   product sales                 $140,606                   $430,401
   Other                            5,735                     20,076
                                 ---------                  ---------
      Total revenues              146,341                    450,477

Costs and expenses:
   Cost of product sold            73,347                    229,326
   Operating                       38,261                    113,202
   Depreciation and
    amortization                    6,910                     21,688
   General and administrative       2,881                      7,988
   Vehicle leases                   1,059                      3,203
                                 ---------                  ---------
      Total costs and expenses    122,458                    375,407


Operating income                   23,883                     75,070
   Interest expense                (6,888)                   (21,291)
   Interest income                    529                        879
   Loss on disposal of assets        (478)                      (888)
                                 ---------                  ---------
Earnings before
  extraordinary loss              $17,046                    $53,770
                                 =========                  =========

F. On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Immediately following the closing of the purchase of Vision, the General Partner (i) caused
  Vision and each of its subsidiaries to be merged into the General Partner (except for a trucking subsidiary which dividended substantially all of its assets to the General Partner) and (ii) contributed all of the assets of Vision and its subsidiaries to the Operating Partnership. As a result of the contribution, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Vision and its subsidiaries (excluding income tax liabilities), including obligations of the General Partner under a $45,000,000 loan agreement under which the General
  Partner borrowed funds to pay the purchase price for Vision. The Operating Partnership repaid the loan immediately after the transfer of assets with funds borrowed under its Credit Facility. In consideration of the retention by the General
  Partner of certain income tax liabilities, the Partnership issued 138,392 Common Units to the
  General Partner. The Operating Partnership received a contribution of $7,300,000 from the General
  Partner, representing the excess of the value of the assets over the liabilities conveyed and the units issued to the General Partner. This contribution is allocated to each partner based on their relative ownership percentages following the closing of the Vision acquisition. The total assets contributed to the Operating Partnership of approximately
  $57,400,000 (the General Partner's cost basis) was preliminarily allocated as follows (i) working capital of $2,347,000 (ii) property, plant and equipment of $47,863,000, and (iii) intangible assets of $7,190,000. The transaction has been accounted for similar to purchase accounting and, accordingly, the results of operations of Vision have been included in the consolidated financial statements from the date of contribution.


  The following pro forma financial information assumes the Vision transaction occurred at the beginning of each of the periods presented and also includes the pro forma effects of the Operating Partnership formation as of August 1, 1993 (as described in Note
  E):


                                    Nine months ended April 30
                                    --------------------------
                                      1995              1994
                                     ------            ------
                                     (unaudited; in thousands)

  Total revenues                    $521,878          $509,159
  Net earnings                        42,799            58,542


G. During the nine months ended April 30, 1995, the Operating Partnership made acquisitions and received contributions of businesses totaling $68,735,000.
  This total consists of $45,000,000 debt assumed
  (Note F), cash paid of $17,135,000 and contribution from the Partnership of $6,600,000 in connection with the issuance of units for businesses.

H. On December 14, 1994, the Operating Partnership paid an initial cash distribution of $20,556,000 for the period from July 5, 1994, when the Partnership began operations, to October 31, 1994, the end of the first full fiscal quarter. Additionally, on March 14, 1995, the Operating Partnership paid a cash distribution of $15,813,000 for the quarter ended January 31, 1995. On May 19, 1995, the
  Operating Partnership declared its third-quarter cash distribution of $15,813,000, payable June 12, 1995.

[/FN]

<CAPTION
               FERRELLGAS FINANCE CORP.
    (a wholly owned subsidiary of Ferrellgas, L.P.)

                    BALANCE SHEETS

                                     April 30,      July 31,
                                       1995           1994
                                     ---------     ---------
                                    (unaudited)
ASSETS
- ------
   Cash                                  $960        $1,000
                                      --------      --------
      Total Assets                       $960        $1,000
                                      ========      ========


LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------
   Payable to affiliate                  $263        $    -

   Common stock, $1.00 par value;
    2,000 shares authorized;
    1,000 shares issued and
    outstanding                         1,000         1,000
   Accumulated deficit                   (303)            -
                                       -------       -------
      Total Stockholder's Equity          697         1,000
                                       -------       -------

      Total Liabilities and
        Stockholder's Equity             $960        $1,000
                                       =======      ========

          See notes to financial statements.

               FERRELLGAS FINANCE CORP.
    (a wholly owned subsidiary of Ferrellgas, L.P.)

               STATEMENTS OF OPERATIONS
                      (unaudited)

                                Three Months    Nine Months
                                    Ended          Ended
                                  April 30,      April 30,
                                    1995           1995
                                ------------    -----------
  Revenues                          $  -           $  -

  General and administrative
    expense                          263            303
                                    -----          -----
  Net loss                         ($263)         ($303)
                                   ======         ======

          See notes to financial statements.

               FERRELLGAS FINANCE CORP.
    (a wholly owned subsidiary of Ferrellgas, L.P.)


               STATEMENT OF CASH FLOWS
                      (unaudited)

                                           Nine Months
                                              Ended
                                         April 30, 1995
                                         --------------
Cash Flows From Operating Activities:
  Net loss                                     ($303)
                                               ------
    Cash used by operating activities           (303)
                                               ------

Cash Flows From Investing Activities:          ------
    Cash provided by investing activities          -
                                               ------

Cash Flows From Financing Activities:
  Net advance from affiliate                     263
                                               ------
    Cash provided by financing activities        263
                                               ------
  Decrease in cash                               (40)
  Cash - beginning of period                   1,000
                                               ------
  Cash - end of period                          $960
                                               ======

          See notes to financial statements.

[FN]
               FERRELLGAS FINANCE CORP.
        CONDENSED NOTES TO FINANCIAL STATEMENTS
   FOR THE NINE MONTHS ENDED APRIL 30, 1995 and 1994
                      (unaudited)

A.   Reference should be made to the Notes to Financial
  Statements for the period ending July 31, 1994, included in the Ferrellgas Finance Corp. annual financial statements on Form 10-K filed with the SEC.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

[/FN]

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       The following is a discussion of the historical and predecessor results of operations of the Operating
Partnership and liquidity and capital resources of the Partnership. Since the Operating Partnership accounts for all of the consolidated assets, sales and earnings of the Partnership, a separate discussion of the results of operations of the Partnership is not presented.

       Ferrellgas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and liquidity and capital resources is not presented.

Results of Operations (Operating Partnership)

       The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and nine months ended April 30, 1995, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include variations in weather, fluctuations in propane prices, competitive conditions and demand for product.

Three Months Ended April 30, 1995 vs. Predecessor April
30, 1994

       Total Revenues.  Total revenues increased 14.8% to
$168,013,000 as compared to $146,341,000 for the prior
period. The increase is attributable to acquisitions of propane businesses during November 1994 and to revenues from other operations net trading operations, wholesale propane marketing and chemical feedstocks marketing) increasing 101.1% to $35,446,000. These increases were offset by a decrease in revenues from existing retail operations due to warmer temperatures as compared to normal and to the prior period that have affected the majority of the Operating Partnership's areas of operation. For the quarter, fiscal 1995 winter temperatures, as reported by the American Gas
Association, are 7.2% warmer than normal and 7.0% warmer than the same period last year. The average degree days in regions served by the Company have historically varied on an annual basis by a greater amount than the average national degree days.

       The increase in revenues from other operations is primarily due to an increase in demand for chemical feedstocks generating increases in sales volume and selling prices. The volume and price increases are a result of increased product availability from refineries and increased demand from petrochemical companies.

        Gross Profit. Despite the increase in sales volume, gross profit increased only modestly to $73,254,000 as compared with $72,994,000 for the prior period due primarily to the weather impact on higher margin residential gallons. Total retail gallons sold increased 4% to 163 million as compared to 157 million for the prior period. This increase is due to sales contributed by acquisitions, partially offset by warmer temperatures. Other operations gross profit decreased due to the warmer weather impact on trading margins as compared to the prior period.

        Operating Expenses.  Operating expenses increased
6.2% to $40,638,000 as compared to $38,261,000 for the
prior period. The increase is primarily attributable to acquisitions of propane businesses as well as general increases in various components of operating expenses, partially offset by a reduction in incentive compensation accruals as compared to the prior period.

        Depreciation and Amortization. Depreciation and amortization expense increased 22.2% to $8,443,000 as compared to $6,910,000 for the prior period due primarily to acquisitions of propane businesses.

         Net Earnings. Net earnings increased to $12,061,000 as compared to $5,446,000 for the prior period. This increase is primarily due to the decline in interest expense resulting from the reduction in long-term debt in connection with the Partnership formation and the elimination of income tax expense under the Partnership structure, offset by the decrease in operating results described above.

Nine Months Ended April 30, 1995 vs. Predecessor April
30, 1994

       Total Revenues.  Total revenues increased 12.3% to
$506,087,000 as compared to $450,477,000 for the prior
period. The increase is attributable to acquisitions of propane businesses during November 1994 and to revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) increasing 94.7% to $109,467,000. These increases were offset by a decrease in revenues from existing retail operations due to warmer temperatures as compared to normal and to the prior period that have affected the majority of the Operating Partnership's areas of operation. To date, fiscal 1995 winter temperatures, as reported by the American Gas
Association, are 10.3% warmer than normal and 12.4% warmer than the same period last year. The average degree days in regions served by the Company have historically varied on an annual basis by a greater amount than the average national degree days.

       The increase in revenues from other operations is primarily due to an increase in chemical feedstocks marketing generated by increases in sales volume and selling prices. The volume and price increases are a result of increased product availability from refineries and increased demand from petrochemical companies.

        Gross Profit. Despite the increase in sales volume, gross profit decreased slightly to $221,028,000 as compared with $221,151,000 for the prior period due primarily to the weather impact on higher margin residential gallons. Total retail gallons sold increased 1% to 494 million as compared to 490 million for the prior period. This increase is due to sales contributed by acquisitions, offset by warmer temperatures. Other operations gross profit also decreased due to the warmer weather impact on trading margins as compared to the prior period.

        Operating Expenses.  Operating expenses increased
6.3% to $120,334,000 as compared to $113,202,000 for
the prior period. The increase is primarily attributable to acquisitions of propane businesses offset by a reduction in incentive compensation accruals as compared to the prior period. Vehicle expenses increased due to increased emphasis on completing planned preventive maintenance and repairs as compared to the prior period.

        Depreciation and Amortization. Depreciation and amortization expense increased 10.0% to $23,855,000 as compared to $21,688,000 for the prior period due primarily to acquisitions of propane businesses.

         Net Earnings. Net earnings increased to $42,228,000 as compared to $19,489,000 for the prior period. This increase is primarily due to the decline in interest expense resulting from the reduction in long-term debt in connection with the Partnership formation and the elimination of income tax expense under the Partnership structure, offset by the decrease in operating results described above.

Liquidity and Capital Resources (The Partnership)

        Cash Flows From Operating Activities. Cash provided by operating activities was $65,446,000 for the nine months ended April 30, 1995, compared to $58,246,000 in the prior period. This increase is due to the $17,909,000 decrease in interest payments offset by lower earnings before interest, taxes, depreciation and amortization.

       Cash Flows From Investing Activities.  On November
1, 1994, the General Partner completed the acquisition of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Following the closing of the acquisition, the General Partner contributed the net assets (excluding income tax liabilities) of Vision to the Operating Partnership, in exchange for the assumption of a $45 million loan obligation and issuance of $3,100,000 common units to the General
Partner. During the nine months ended April 30, 1995, the Partnership also completed the acquisition of other propane businesses that were not individually significant, totaling $17,135,000 cash and $3,500,000 in common units.

       During the nine months ended April 30, 1995, the Partnership made growth and maintenance capital expenditures of $13,273,000 consisting primarily of additions to company-owned customer storage facilities.
The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

       The Partnership continues seeking to expand its
operations through strategic acquisitions of smaller
retail propane operations located throughout the United
States.   These acquisitions will be funded through
internal cash flow, external borrowings or the issuance of additional Partnership interests.

       Cash Flows From Financing Activities.  On November
14, 1994, the Partnership filed Amendment No. 1 to Form
S-1 Registration Statement with the Securities and
Exchange Commission to register 2,400,000 Common Units representing limited partner interests in the Partnership. The registration statement was declared effective November 15, 1994. The Common Units may be issued from time to time by the Partnership in exchange for other businesses, properties or securities in business combination transactions. During the nine months ended April 30, 1995, the Partnership issued
298,942 Common Units in connection with the acquisition of propane businesses.

       During the nine months ended April 30, 1995, the Partnership paid cash distributions of $1.15 per unit.
These distributions covered the period from July 5, 1994, when the Partnership began operations, to January
31, 1995, the end of the FY 1995 second quarter.

       On May 19, 1995, the Partnership declared its third-quarter cash distribution of $0.50 per unit, payable June 12, 1995. The Partnership's annualized distribution is presently $2.00 per unit.

       During the nine months ended April 30, 1995, the Partnership borrowed $60,000,000 from its Credit
Facility. These borrowings, along with cash provided by operations, were used to fund acquisitions of propane businesses and purchases of property, plant and equipment.

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


               PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         27  Financial Data Schedules (filed in
             electronic format only)

     (b)  Reports on Form 8-K.

       The registrants filed no reports on Form 8-K during the quarter ended April 30, 1995.




                      SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                  FERRELLGAS PARTNERS, L.P.



                                   By:  Ferrellgas, Inc.
                                        (General Partner)



Date:  June 12, 1995                /s/ Danley K. Sheldon
                                   By:  Danley K. Sheldon
                                        Senior Vice President/
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)