Form 10-K
period 1995-07-31
FERRELLGAS PARTNERS L P
filed 1995-10-17
CIK 922358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended July 31, 1995
                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-11331

                            Ferrellgas Partners, L.P.

             (Exact name of registrant as specified in its charter)


                 Delaware                                   43-1698480
              ------------                        ------------------------------
     (State or other jurisdictions of       (I.R.S. Employer Identification No.)
       incorporation or organization)

             One Liberty Plaza, Liberty, Missouri 64068

               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (816) 792-1600

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
         Title of each class                                   which registered

            Common Units                                 New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in I of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of September 15, 1995, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $288,794,795.

At September 15, 1995, the registrant had units outstanding as follows:
Ferrellgas Partners, L.P.            14,443,141       Common Units
                                     16,593,721       Subordinated Units
Documents Incorporated by Reference:   None

                            FERRELLGAS PARTNERS, L.P.
                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                          1995 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                            Page
                                     PART I

ITEM     1.     BUSINESS.......................................................................................1
ITEM     2.     PROPERTIES.....................................................................................8
ITEM     3.     LEGAL PROCEEDINGS..............................................................................9
ITEM     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................9

                                     PART II

ITEM     5.     MARKET FOR THE REGISTRANT'S UNITS AND
                RELATED UNITHOLDER MATTERS.....................................................................9
ITEM     6.     SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA..............................................10
ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................11
ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................17
ITEM     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................17

                                    PART III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS...........................................18
ITEM    11.     EXECUTIVE COMPENSATION........................................................................20
ITEM    12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................................................24
ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................25

                                     PART IV

ITEM    14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K...........................................................................26


                                     PART I

ITEM 1.       BUSINESS.

Business of Ferrellgas Partners, L.P.

     Ferrellgas Partners, L.P. (the "MLP"), a publicly traded Delaware limited partnership, was formed April 19, 1994. The MLP's activities are conducted through its subsidiary Ferrellgas, L.P. (the "Operating Partnership"). The MLP, with a 99% limited partner interest, is the sole limited partner of the Operating Partnership. The MLP and the Operating Partnership are together referred to herein as the "Partnership". The Operating Partnership accounts for all of the MLP's consolidated assets, sales and earnings. Accordingly, a separate discussion of the results of operations, liquidity, and capital resources of the MLP is not presented. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for discussion of the Operating Partnership's results.

Business of Ferrellgas, L.P. (and the Partnership)

     The Operating Partnership, a Delaware limited partnership, was formed April 22, 1994, to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company", "Ferrellgas", and "General Partner"). The Company has retained a 1% general partner interest in the MLP and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

General

     The Partnership is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids. The discussion that follows focuses on the Partnership's retail operations and its other operations, which consist primarily of propane and natural gas liquids trading operations, chemical feedstocks marketing and wholesale propane marketing, all of which were conveyed to the Partnership on July 5, 1994. All historical references prior to July 5, 1994 relate to the operations as conducted by the Company.

     The General Partner believes the Partnership is the second largest retail marketer of propane in the United States (as measured by gallons sold), serving more than 700,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 467 retail outlets with 246 satellite locations in 38 states (some outlets serve interstate markets). For the Operating Partnership's fiscal year ended July 31, 1995, the pro forma year ended July 31, 1994 and the Company's fiscal year ended July 31, 1993, annual retail propane sales volumes were approximately 576 million, 564 million and 553 million gallon, respectively. The retail propane business of the Partnership consists principally of transporting propane purchased through various suppliers to its retail distribution outlets, then to tanks located on its customers' premises, as well as to portable propane cylinders.

     The Partnership also believes it is a leading natural gas liquids trading company. Annual propane and natural gas liquids trading, chemical feedstocks and wholesale propane sales volumes were approximately 1.5 billion, 1.7 billion and
1.2 billion gallons during the fiscal year ended July 31, 1995, the pro forma year ended July 31, 1994 and the Company's fiscal year ended July 31, 1993, respectively.

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

   Business Strategy

     The Partnership's business strategy is to continue Ferrellgas' historical focus on residential and commercial retail propane operations and to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States and through increased competitiveness and efforts to acquire new customers. The propane industry is relatively fragmented, with the ten largest retail distributors possessing less than 33% of the total retail propane market and much of the industry consisting of over 3,000 local or regional companies. The Partnership's retail operations account for approximately 7% of the retail propane purchased in the United States, as measured by gallons sold. Since 1986, and as of July 31, 1995, Ferrellgas has acquired 81 smaller independent propane retailers which Ferrellgas believes were not individually material, except for the acquisition of Vision Energy Resources, Inc. ("Vision"). For the fiscal years ended July 31, 1995 to 1991, the Partnership or its Predecessor invested approximately $70.1 million, $3.4 million, $0.9 million, $10.1 million and $25.3 million, respectively, to acquire operations with annual retail sales of approximately 70.0 million, 2.9 million,
0.7 million, 8.6 million and 18.0 million gallons of propane, respectively.

     The Partnership intends to concentrate its acquisition activities in geographical areas in close proximity to the Company's existing operations and to acquire propane retailers that can be efficiently combined with such existing operations to provide an attractive return on investment after taking into account the efficiencies which may result from such combination. However, the Partnership will also pursue acquisitions which broaden its geographic coverage. The Partnership's goal in any acquisition will be to improve the operations and profitability of these smaller companies by integrating them into the
Partnership's established supply network. The General Partner regularly evaluates a number of propane distribution companies which may be candidates for acquisition. The General Partner believes that there are numerous local retail propane distribution companies that are possible candidates for acquisition by the Partnership and that the Partnership's geographic diversity of operations helps to create many attractive acquisition opportunities. The Partnership intends to fund acquisitions through internal cash flow, external borrowings or the issuance of additional Common Units. The Partnership's ability to accomplish these goals will be subject to the continued availability of acquisition candidates at prices attractive to the Partnership. There is no assurance the Partnership will be successful in increasing the level of acquisitions or that any acquisitions that are made will prove beneficial to the Partnership.

     Approximately 70% of the Partnership's customers lease their tanks from the Partnership, as compared to approximately 60% of all propane customers nationwide. The Partnership believes there is a significant growth opportunity in marketing to the 40% of propane users that own their tank. As a result, the Partnership has directly sought to identify locations where it can achieve rapid growth by marketing more effectively to these potential customers.

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

     Profits in the retail propane business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane on a short-term basis; therefore, its supply costs fluctuate with market price fluctuations. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced at least for the short-term until retail prices can be increased. Ferrellgas historically has been able to maintain margins on an annual basis despite propane supply cost changes. The General
Partner is unable to predict, however, how and to what extent a substantial increase or decrease in the wholesale cost of propane would affect the Partnership's margins and profitability.

     The Partnership has a network of approximately 467 retail outlets and 246 satellite locations marketing propane under the "Ferrellgas" trade name to more than 700,000 customers located in 45 states and the District of Columbia. It's largest market concentrations are in the Midwest, Great Lakes and Southeast regions of the United States. The Partnership operates in areas of strong retail market competition, which has required it to develop and implement strict capital expenditure and operating standards in its existing and acquired retail propane operations in order to control operating costs.

     The Partnership utilizes marketing programs targeting both new and existing customers emphasizing its superior ability to deliver propane to customers as well as its training and safety programs. During the fiscal year ended July 31, 1995, sales to residential customers accounted for 44% of retail propane sales volume, sales to industrial and other commercial customers accounted for 36% of retail propane sales volume, sales to agricultural customers accounted for 11% of retail propane sales volume and sales to other customers accounted for 9% of retail propane sales volume. Residential sales have a greater profit margin, more stable customer base and tend to be less sensitive to price changes than the other markets served by the Partnership. No single customer of the Partnership accounts for 10% or more of the Partnership's consolidated revenues.

     The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in the second and third fiscal quarters (November through April). To the extent necessary the Partnership will reserve cash inflows from the second and third quarters for distribution to holders of Common Units in the first and fourth fiscal quarters. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, prices and other factors, although the Partnership believes that the broad geographic distribution of its operations helps to minimize exposure to regional weather or economic patterns. Long-term, historic weather data from the National Climatic Data Center indicate that the average annual temperatures have remained relatively constant over the last 30 years with fluctuations occurring on a year-to-year basis only. During times of colder-than-normal winter weather, the Company has been able to take advantage of its large, efficient distribution network to help avoid supply disruptions such as those experienced by some of its competitors, thereby broadening its long-term customer base.

Supply and Distribution

     The Partnership purchases propane primarily from major domestic oil companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. As a result of (i) the Partnership's ability to buy large volumes of propane and (ii) the Partnership's large distribution system and underground storage capacity, the Partnership believes that it is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. The Partnership is not dependent upon any single supplier or group of suppliers, the loss of which would have a material adverse effect on the Partnership. For the year ended July 31, 1995, no supplier at any single delivery point provided more than 10% of the Partnership's total domestic propane supply. A portion of the Partnership's propane inventory is purchased under supply contracts which typically have a one year term and a fluctuating price relating to spot market prices. Certain of the Partnership's contracts specify certain minimum and maximum amounts of propane to be purchased thereunder. The Partnership may purchase and store inventories of propane in order to help insure uninterrupted deliverability during periods of extreme demand. The Partnership owns three underground storage facilities with an aggregate capacity of approximately 184 million gallons. Currently, approximately 129 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     Propane is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to retail distribution outlets and wholesale customers by railroad tank cars leased by the Partnership and highway transport trucks owned or leased by the Partnership. The Partnership operates a fleet of transport trucks to transport propane from refineries, natural gas processing plants or pipeline terminals to it's retail distribution outlets. Common carrier transport trucks may be used during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. Propane is then transported from the Partnership's retail distribution outlets to customers by it's fleet of 1,276 bulk delivery trucks, which are fitted generally with 2,000 to 3,000 gallon propane tanks. Propane storage tanks located on the customers' premises are then filled from the delivery truck. Propane is also delivered to customers in portable cylinders.

Industry and Competition

   Industry

     Based upon information contained in the Energy Information Administration's Annual Energy Review 1994 magazine, propane accounts for approximately 3-4% of household energy consumption in the United States, an average level which has remained relatively constant for the past 18 years. It competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is cheaper than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. The Partnership's residential retail propane customers, therefore, will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Likewise, the Partnership may be unable to expand its customer base in areas where fuel oil is widely used, particularly the Northeast, unless propane becomes significantly less expensive than fuel oil. Alternatively, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price. Propane generally is becoming increasingly favored over fuel oil and other alternative sources of fuel as an environmentally preferred energy source.

   Competition

     In addition to competing with marketers of other fuels, the Partnership competes with other companies engaged in the retail propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger multi-state marketers, and the smaller, local independent marketers. Based upon information contained in the National Propane Gas Association's LP-Gas Market Facts and the June 1995 issue of LP Gas magazine, the Partnership believes that the ten largest multi-state retail marketers of propane, including the Partnership, account for less than 33% of the total retail sales of propane in the United States. Based upon information contained in industry publications, the Partnership also believes no single marketer has a greater than 10% share of the total market in the United States and that the Partnership is the second largest retail marketer of propane in the United States, with a market share of approximately 7% as measured by volume of national retail propane sales.

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

Other Operations

     The other operations of the Partnership consist principally of: (1) trading, (2) chemical feedstocks marketing and (3) wholesale propane marketing. The Partnership, through its natural gas liquids trading operations and wholesale marketing, has become one of the largest independent traders of propane and natural gas liquids in the United States. The Partnership owns no properties that are material to these operations. These operations may utilize available space in the Partnership's underground storage facilities in the furtherance of these businesses.

   Trading

     The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Partnership primarily trades products purchased from its over 150 suppliers, however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents over 61% of the Partnership's total trading volume, with the remainder consisting principally of various other natural gas liquids. The Partnership attempts to minimize trading risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through credit checks and application of its credit policies. However, there can be no assurance that historical experience or the existence of such policies will prevent trading losses in the future. For the Operating Partnership's fiscal year ended July 31, 1995, the pro forma fiscal year ended July 31, 1994 and the Company's fiscal year ended July 31, 1993 net revenues of $5.8 million, $6.8 million and $6.7 million, respectively, were derived from trading activities.

   Chemical Feedstocks Marketing

     The Partnership is also involved in the marketing of refinery and petrochemical feedstocks. Petroleum by-products are purchased from refineries and sold to petrochemical plants. The Partnership leases 316 railroad tank cars to facilitate product delivery. Revenues of $91.9 million, $43.0 million and $54.0 million were derived from such activities for the Operating Partnership's fiscal year ended July 31, 1995, the pro forma fiscal year ended July 31, 1994 and the Company's fiscal year ended July 31, 1993, respectively.

   Wholesale Marketing

     The Partnership engages in the wholesale distribution of propane to other retail propane distributors. During the fiscal year ended July 31, 1995, the pro forma year ended July 31, 1994 and the Company's fiscal year ended July 31, 1993 the Partnership and the Company sold 96 million, 61 million and 73 gallons, respectively, of propane to wholesale customers and had revenues attributable to such sales of $33.5 million, $22.5 million and $29.3 million, respectively.

Employees

     The Partnership has no employees and is managed by the General Partner pursuant to the Partnership Agreement. At July 31, 1995, the General Partner had 2,810 full-time employees and 847 temporary and part-time employees. The number of temporary and part-time employees is generally higher by approximately 350-500 people during the winter heating season. At July 31, 1995, the General Partner's full-time employees were employed in the following areas:

 Retail Locations                                                         2,334
 Field Services                                                              24
 Transportation and Storage                                                 193
 Corporate Offices (Liberty, MO, & Houston, TX)                             259
                                                                     ==========
               Total                                                      2,810
                                                                     ==========

     Approximately two percent of the General Partner's employees are represented by eight local labor unions, which are all affiliated with the International Brotherhood of Teamsters. The General Partner has not experienced any significant work stoppages or other labor problems.

     The Partnership's supply, trading, chemical feedstocks marketing, distribution scheduling and product accounting functions are operated primarily out of the Partnership's offices located in Houston, by a total full-time corporate staff of 61 people.

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

     With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. National Fire Protection Association Pamphlet No. 58, which establishes a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates. There are no material environmental claims pending and the Partnership complies in all material respects with all material governmental regulations and industry standards applicable to environmental and safety matters.

Service Marks and Trademarks

     The Partnership markets retail propane under the "Ferrellgas" tradename and uses the tradename "Ferrell North America" for its other operations. In addition, the Partnership has a trademark on the name "FerrellMeter," its patented gas leak detection device. The Company contributed all of its rights, title and interest in such tradenames and trademark in the continental United States to the Partnership. The General Partner will have an option to purchase such tradenames and trademark from the Partnership for a nominal value if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for any other reason, it will have the option to purchase such tradenames and trademark from the Partnership for fair market value.

Business of Ferrellgas Finance Corp.

     Ferrellgas Finance Corp. (the "Finance Corp."), a Delaware corporation, was formed April 28, 1994, and is a wholly-owned subsidiary of the Operating Partnership. The Finance Corp. has nominal assets and does not conduct any operations, but serves as co-obligor for securities issued by the Operating Partnership. Certain institutional investors that might otherwise be limited in their ability to invest in securities issued by partnerships by reasons of the legal investment laws of their states of organization or their charter documents, may be able to invest in the Operating Partner's securities because the Finance Corp. is a co-obligor. Accordingly, a discussion of the results of operations, liquidity and capital resources of the Finance Corp. is not presented. See the Finance Corp. notes to financial statements for a discussion of the securities which the Finance Corp. is serving as co-obligor.

ITEM 2.       PROPERTIES.

     At  July  31,  1995,  the   Partnership   owned  or  leased  the  following
transportation equipment which was utilized primarily in retail operations, except for railroad tank cars, which are used primarily by chemical feedstocks operations.
                                                  Owned       Leased      Total
         Truck tractors.......................       79         33          112
         Transport trailers...................      117        ---          117
         Bulk delivery trucks.................      605        671        1,276
         Pickup and service trucks............      717        526        1,243
         Railroad tank cars...................      ---        316          316

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

     Approximately 589,000 propane tanks are owned by the Partnership, most of which are located on customer property and leased to those customers. The Partnership also owns approximately 567,000 portable propane cylinders, most of which are leased to industrial and commercial customers for use in manufacturing and processing needs, including forklift operations, and to residential customers for home heating and cooking, and to local dealers who purchase propane from the Partnership for resale.

     The Partnership owns underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah. At July 31, 1995, the capacity of these facilities approximated 88 million gallons, 88 million gallons and 8 million gallons, respectively (an aggregate of approximately 184 million gallons). Currently, approximately 129 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     The Partnership owns the land and two buildings (50,245 square feet of office space) comprising its corporate headquarters in Liberty, Missouri, and leases the 18,124 square feet of office space in Houston, Texas, where its trading, chemical feedstocks marketing and wholesale marketing operations are primarily located.

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

ITEM 3.       LEGAL PROCEEDINGS.

Litigation

     Propane is a flammable, combustible gas. Serious personal injury and property damage can occur in connection with its transportation, storage or use. The Partnership, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for products liability, personal injury and property damage. The Partnership maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the General Partner believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Partnership from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. It is not possible to determine the ultimate disposition of these matters discussed above; however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended July 31, 1995.




                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

     The Common Units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange under the symbol FGP. The Common Units began trading on June 28, 1994, at an initial public offering price of $21.00 per Common Unit. As of September 15, 1995, there were 855 registered Common Unitholders of record. The following table sets forth the high and low sales prices for the Common Units on the NYSE and the cash distributions declared per Common Unit for the periods indicated.

                                               Common Unit Price Range                        Distributions
                                -------------------------------------------------------
                                          High                         Low                  Declared per Unit
                                -------------------------- ---------------------------- ---------------------------
             1994
Fourth Quarter *                         $21.13                      $20.75                       $0.15

             1995
First Quarter                             22.75                       20.88                        0.50
Second Quarter                            22.50                       19.75                        0.50
Third Quarter                             21.25                       19.75                        0.50
Fourth Quarter                            22.63                       20.25                        0.50

   * Consisted of the period from the inception of the Partnership on July 5, 1994 through July 31, 1994, a 26-day period. The $0.15 distribution reflected a pro rata share of the Minimum Quarterly Distribution of $0.50 per Unit which would have been payable for the full quarter, and was paid in conjunction with the first quarter 1995 distribution.

                                       9

     The Partnership also has Subordinated Units, all of which are held by the Company or Ferrell, for which there is no established public trading market.

     The Partnership makes quarterly cash distributions of its Available Cash, as defined by the MLP's Agreement of Limited Partnership (the "Partnership Agreement"). Available Cash is generally defined as consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by the General Partner for future requirements.

     The Partnership is a publicly traded limited partnership that is not subject to federal income tax. Instead, Unitholders are required to report their allocable share of the Partnership's income, gain, loss, deduction and credit, regardless of whether the Partnership makes distributions.


ITEM 6.       SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.

     The following table presents selected consolidated historical and pro forma financial data of the Partnership and Predecessor.

(in thousands, except per unit amounts)



                            Ferrellgas Partners, L.P.
                                              -----------------------------------------
                                              Historical     Pro Forma     Historical
                                              Year Ended    Year Ended      Inception
                                                                              to
                                                July 31,    July 31, 1994   July 31,
                                                  1995           (1)          1994
                                              -----------------------------------------
Income Statement Data:
    Total revenues                              $596,436        $526,556      $ 24,566
    Depreciation and amortization                 32,014          28,835         2,383
    Operating income (loss)                       55,927          68,631       (2,391)
    Interest expense                              31,993          28,130         2,662
    Earnings (loss) from continuing               23,820          39,909       (5,026)
operations
    Earnings from continuing operations per         0.76            1.29             -
unit (2)
    Cash distributions declared per unit (3)        1.65               -             -

Balance Sheet Data (at end of period):
    Working capital                             $ 28,928        $ 34,948      $ 34,948
    Total assets                                 578,596         477,193       477,193
    Payable to (receivable from) parent and            -               -             -
      affiliates
    Long-term debt                               338,188         267,062       267,062
    Stockholder's equity

Partners' Capital:
    Common Unitholders                         $  84,489       $  84,532     $  84,532
    Subordinated Unitholders                      91,824          99,483        99,483
    General Partner (2)                         (57,676)        (62,622)      (62,622)

Operating Data:
    Retail propane sales volumes (in gallons)    575,935         564,224        23,915
    Capital expenditures (4):
        Maintenance                            $   8,625       $   5,688    $      911
        Growth                                    11,097           4,032           983
        Acquisition                               70,069           3,429           878
                                              -----------  --------------  ------------
            Total                               $ 89,791        $ 13,149     $   2,772

Supplemental Data:
    Earnings (loss) before depreciation, amortization,
        interest and taxes (5)                  $ 87,941        $ 97,466             $(8)



                                                Ferrellgas, Inc. and Subsidiaries (Predecessor)
                                                -------------------------------------------------
                                                Historical
                                              Eleven Months
                                                  Ended        Historical Year Ended July 31,
                                                            -------------------------------------
                                                 June 30,      1993        1992          1991
                                                   1994
                                                -----------------------  ----------    ----------
Income Statement Data:
    Total revenues                               $501,990     $541,945    $501,129      $543,933
    Depreciation and amortization                  26,452       30,840      31,196        36,151
    Operating income (loss)                        71,522       58,553      56,408        63,045
    Interest expense                               53,693       60,071      61,219        60,507
    Earnings (loss) from continuing                12,337          109     (1,700) (6)     1,979
      operations
    Earnings from continuing operations per unit (2)
    Cash distributions declared per unit (3)

Balance Sheet Data (at end of period):
    Working capital                              $ 91,912     $ 74,408    $ 67,973      $ 53,403
    Total assets                                  592,664      573,376     598,613       580,260
    Payable to (receivable from) parent and       (4,050)        (916)       2,236         3,763
     affiliates
    Long-term debt                                476,441      489,589     501,614       466,585
    Stockholder's equity                           22,829       11,359       8,808        21,687

Partners' Capital:
    Common Unitholders
    Subordinated Unitholders
    General Partner (2)

Operating Data:
    Retail propane sales volumes (in gallons)     540,309      553,413     495,707       482,211
    Capital expenditures (4):
        Maintenance                             $             $ 10,527    $ 10,250     $
                                                    4,777                                  7,958
        Growth                                      3,049        2,851       3,342         2,478
        Acquisition                                 2,551          897      10,112        25,305
                                                ----------  -----------  ----------    ----------
            Total                                $ 10,377     $ 14,275    $ 23,704      $ 35,741

Supplemental Data:
    Earnings (loss) before depreciation, amortization,
        interest and taxes (5)                   $ 97,974     $ 89,393    $ 87,604      $ 99,196



(1) The pro forma year ended July 31, 1994 includes the eleven months ended June 30, 1994 and historical financial data of the partnership for the period from inception July 5, 1994 to July 31, 1994 (adjusted principally for the pro forma effect on interest expense resulting from the early retirement of debt net of additional borrowings).



(2) Pursuant to the MLP's Agreement of Limited Partnership (the "Partnership Agreement"), the net loss from continuing operations of $5,026,000 was allocated 100% to the General Partner from inception of the Partnership to the last day of the taxable year ending July 31, 1994. An amount equal to 99% of this net loss was reallocated to the limited partners in the taxable year ending July 31, 1995 based on their ownership percentage. In addition, the retirement of debt assumed by the Partnership resulted in an extraordinary loss of approximately $60,062,000 resulting from debt prepayment premiums, consent fees and the write-off of unamortized discount and financing costs. In accordance with the Partnership Agreement, this extraordinary loss was allocated 100% to the General Partner and was not reallocated to the limited partners in the next taxable year.

(3) No cash distributions were declared by the Partnership from inception to July 31, 1994. The $0.65 distribution made at the end of the 1995 first quarter included $0.50 for the first quarter 1995 and $0.15 for the inception period.

(4)  The Company's  capital  expenditures  fall generally into three categories:
     (i) maintenance capital expenditures, which include expenditures for repair and replacement of property, plant and equipment; (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate expansion of the Company's customer base and operating capacity; and (iii) acquisition capital expenditures, which include expenditures related to the acquisitions of retail propane operations. Acquisition capital expenditures represent total cost of acquisition less working capital acquired.

(5) EBITDA is calculated as operating income (loss) plus depreciation and amortization. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. EBITDA is a non-GAAP measure, but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. In addition, EBITDA is not intended as an alternative to earnings (loss) from continuing operations or net earnings (loss) .

(6) In August 1991, the Company revised the estimated useful lives of storage tanks from 20 to 30 years in order to more closely reflect expected useful lives of the assets. The effect of the change in accounting estimates resulted in a favorable impact on loss from continuing operations of approximately $3.7 million for the fiscal year ended July 31, 1992.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the historical and pro forma financial condition and results of operations of the Operating Partnership and the Company. The discussion should be read in conjunction with the historical and pro forma consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Since the Operating Partnership accounts for all of the consolidated assets, sales, and earnings of the Partnership, a separate discussion of the Partnership's results of operations is not presented.

General

     The Operating Partnership is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids. The Operating Partnership's revenue is derived primarily from the retail propane marketing business. The General Partner believes the Operating Partnership is the second largest retail marketer of propane in the United States, based on gallons sold, serving more than 700,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 467 retail outlets and 246 satellite locations. Annual retail propane sales volumes were approximately 576 million, 564 million and 553 million gallons for the fiscal years ended July 31, 1995, 1994 and 1993, respectively.

     The retail propane business of the Operating Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts and as a heating or energy source in manufacturing and drying processes.

     The Operating Partnership is also engaged in the trading of propane and other natural gas liquids, chemical feedstocks marketing and wholesale propane marketing. Through its natural gas liquids trading operations and wholesale marketing, the Operating Partnership is one of the largest independent traders of propane and natural gas liquids in the United States. In fiscal year 1995, the Operating Partnership's wholesale and trading sales volume was approximately
1.5 billion gallons of propane and other natural gas liquids, approximately 60% of which was propane. For the Operating Partnership's fiscal year ended July 31, 1995, the pro forma fiscal year ended July 31, 1994 and the Company's fiscal year ended July 31, 1993, net revenues from trading activities were $5.8 million, $6.8 million and $6.7 million, respectively.

Selected Quarterly Financial Data
(in thousands, except per unit data)

     Due to the seasonality of the retail propane business, first and fourth quarter revenues, gross profit and net earnings are consistently less than the comparable second and third quarter results. The following presents Ferrellgas Partners, L.P. selected quarterly financial data for the two years ended July 31, 1995.

Fiscal year ended July 31, 1995
                                                First             Second              Third          Fourth
                                               Quarter           Quarter             Quarter         Quarter
                                             -------------     -------------     --------------     --------------

Revenues                                       $  119,413        $  218,661         $  168,013         $   90,349
Gross profit                                       52,002            95,772             73,254             35,767
Net earnings (loss)                                 (666)            30,527             11,939           (17,980)
Net earnings (loss) per
  limited partner unit                             (0.02)              0.98               0.38             (0.58)



Fiscal year ended July 31, 1994
                                                                Predecessor
                                             --------------------------------------------------
                                                First             Second         Third Quarter         Fourth
                                               Quarter           Quarter                             Quarter (1)
                                             -------------     -------------     --------------     --------------

Revenues                                       $  110,214        $  193,922         $  146,341       $   76,079
Gross profit                                       49,699            98,458             72,994           36,099
Earnings (loss) before
  extraordinary loss                              (5,537)            19,580              6,313         (13,045)
Earnings (loss) before
  extraordinary loss per
  limited partner unit (2)                            N/A               N/A                N/A              N/A
Net earnings (loss)                               (5,537)            19,580              5,446         (72,500)   (3)

(1) The fourth quarter includes the sum of the historical data from Ferrellgas, Inc. (Predecessor) for the period from May 1, 1994 through June 30, 1994 and the historical data from Ferrellgas Partners, L.P.
       from Inception to July 31, 1994.
(2) Earnings (loss) per limited partner unit is not relevant for the fiscal year ended July 31, 1994, due to formation of the partnership in July, 1995.
(3)    Reflects a $59,455 extraordinary loss on early retirement of debt.

Results of Operations (Operating Partnership)


   Fiscal Year Ended July 31, 1995 versus Pro Forma Year Ended July 31, 1994

     The pro forma year ended July 31, 1994 equals the sum of the Predecessor's eleven months ended June 30, 1994 and the Partnership's one month ended July 31, 1994, adjusted for the effects of the transactions consummated in connection with the formation of the Partnership (principally related to the reduction in interest expense resulting from early retirement of debt, net of additional borrowings).

     Total Revenues. Total revenues increased 13.3% to $596,436,000 as compared to $526,556,000 for the prior year. The increase is attributable to acquisitions of propane businesses during November 1994 and to revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) increasing 82.4% to $131,948,000. The increase in revenues from other operations is primarily due to an unusually strong demand for chemical feedstocks driving increased prices and volumes. These increases were offset by a decrease in revenues from existing retail operations due to warmer temperatures as compared to normal and to the prior period that have affected the majority of the Operating Partnership's areas of operation. Unrealized gains and losses on options, forwards, and futures contracts were not significant in fiscal 1995 and 1994. Fiscal 1995 winter temperatures, as reported by the American Gas Association, were 10.3% warmer than normal and 12.4% warmer than the prior year. The average degree days in regions served by the Company have historically varied on an annual basis by a greater amount than the average national degree days.

     Gross Profit. Total retail gallons sold increased 2.1% to 576 million as compared to 564 million for the prior year. This increase is due to sales contributed by acquisitions, partially offset by warmer temperatures. Despite the increase in sales volume, gross profit was essentially flat at $256,795,000 as compared with $257,250,000 for the prior year due primarily to the weather impact on higher margin residential sales. Other operations is comprised of low margin sales, therefore, the increase in revenues did not impact gross profit significantly.

     Operating Expenses. Operating expenses increased 5.6% to $153,225,000 as compared to $145,136,000 for the prior year. The increase is primarily attributable to acquisitions of propane businesses offset by a reduction in expenses of the base business (primarily personnel and vehicle expenses) as compared to the prior year.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 11.0% to $32,014,000 as compared to $28,835,000 for the prior year due primarily to acquisitions of propane businesses.

     Net Earnings. Net earnings decreased to $24,064,000 as compared to $40,312,000 for the prior year. This decrease is due to acquisition-driven increases in expenses, including interest expense, combined with the warm weather impact on gross profit.


Inception to July 31, 1994 versus Pro Forma July 31, 1993

     Total Revenues. Total revenues decreased 7.4% to $24,566,000 as compared with $26,535,000 for the prior period. The overall decrease was attributable to revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) decreasing 38.5% to $4,918,000, offset by revenues from retail operations increasing 6.0% to $19,648,000.

     The decrease in revenues from other operations was primarily due to fluctuating chemical feedstock market opportunities.

     The increase in revenues from retail operations was primarily due to (i) an increase in sales volume and (ii) an increase in other income. The volume of gallons sold, excluding acquisitions, increased revenues by $361,000. Fiscal year 1994 and 1993 acquisitions increased revenues by $160,000. Other income increased revenue by $592,000 primarily due to inventory gas gains recognized from the emptying of an underground storage facility and storage rental income.

     Gross Profit. Gross profit increased 10.9% to $11,355,000 as compared with $10,235,000 for the prior period, due to an increase in retail operations gross profit offset by a decrease in other operations' revenue due to normal market fluctuations. Retail operations results improved due to increased sales volume as discussed previously, margin increases as a result of favorable changes in the competitive pressures of the industry and normal fluctuations in the Operating Partnership's product mix and other income as discussed above.

     Operating Expenses. Operating expenses increased 21.4% to $10,078,000 as compared with $8,299,000, for the prior period, primarily due to an increase in general liability and workers' compensation expense during July 31, 1994, as compared to July 31, 1993. However, for the pro forma fiscal year ended July 31, 1994, general liability and workers' compensation expense decreased due to improved claims administration.

     Extraordinary loss. The retirement of $477,600,000 of indebtedness assumed by the Operating Partnership resulted in an extraordinary loss of approximately $60,062,000 resulting from debt repayment premiums, consent fees and the write-off of unamortized discount and financing costs.

   Net Loss. Net loss increased to $65,139,000 as compared to $4,322,000 for the prior period, primarily due to the extraordinary loss described above.


   Eleven Months  Ended June 30, 1994 versus June 30, 1993 (PREDECESSOR)

                                                                  Eleven months ended       Eleven months ended
                                                                     June 30, 1994              June 30, 1993
                                                                 ----------------------     ---------------------
Revenues                                                                 $ 501,990,000             $ 515,410,000
Gross profit                                                               245,895,000               233,677,000
Operating expense                                                          135,058,000               131,318,000
Depreciation and amortization                                               26,452,000                28,350,000
Net interest expense                                                        50,094,000                52,080,000
Net earnings                                                                11,470,000                 3,374,000


     Total Revenues. Total revenues decreased 2.6% to $501,990,000 as compared with $515,410,000 for the prior period. The overall decrease was attributable to revenues from other operations decreasing 17.2% to $67,386,000, offset by revenues from retail operations increasing 0.1% to $434,604,000.

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

     Operating Expenses. Operating expenses increased 2.8% to $135,058,000 as compared with $131,318,000 for the prior period, primarily due to (i) an increase in incentive compensation expense, and (ii) an increase in overtime, variable labor and vehicle expenses due to increased sales volume. These increases were partially offset by a decrease in general liability and workers' compensation expense due to improved claims administration and decreased sales and use tax audit assessments.

     Depreciation and Amortization. Depreciation expense decreased 6.7% to $26,452,000 as compared with $28,350,000 for the prior period due primarily to extending the use of the Company's vehicles beyond the depreciable life and to the reduction in the number of Company owned vehicles.

     Net Interest Expense. Net interest expense decreased 3.8% to $50,094,000 as compared with $52,080,000 for the prior period due to the reacquisition of $11,900,000 and $10,500,000 of senior notes in the third quarter of fiscal 1994 and in the fourth quarter of fiscal 1993, respectively, offset by increased non-cash amortization of deferred financing costs.

     Net Earnings. Net earnings increased to $11,470,000 as compared with $3,374,000 for the prior period primarily due to the increase in retail operations sales volume and margins offset by increased operating expenses and the fiscal 1994 extraordinary loss from early extinguishment of debt.

Liquidity and Capital Resources

     The ability of the Operating Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1996, the General Partner believes that the Operating Partnership will generate sufficient Available Cash (see definition in Note C to the consolidated financial statements in Item 8) constituting Cash from Operations to meet its obligations and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the Operating Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the Operating Partnership may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose, on August 22, 1994, the MLP filed with the Securities and Exchange Commission a shelf registration statement on Form S-1 to register 2,400,000 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the Operating Partnership's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $66,030,000 for the year ended July 31, 1995, compared to $41,057,000 in the prior year. This increase is due to the year to year reduction in debt which resulted in the $41,856,000 decrease in interest payments offset by lower earnings before interest, taxes, depreciation and amortization. The decrease in interest payments resulted from debt retirements made subsequent to the formation of the Partnership.

     Investing Activities. On November 1, 1994, the General Partner completed the acquisition of Vision for a cash purchase price of $45 million. Following the closing of the acquisition, the General Partner contributed the net assets (excluding income tax liabilities) of Vision to the Operating Partnership, in exchange for the assumption of a $45 million loan obligation and issuance of $3,100,000 in Common Units for the value of the income tax liabilities retained by the General Partner. Including the Vision acquisition, the Partnership made total acquisition capital expenditures of $73,351,000 (including working capital acquired of $3,282,000). This amount was funded by $45,000,000 debt assumed, $19,677,000 cash payments, $6,600,000 Common Units issued, and $2,074,000 in other costs and consideration.

     During  the year ended  July 31,  1995,  the  Partnership  made  growth and maintenance capital expenditures of $19,722,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) relocating and upgrading district plant facilities, and 3) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership maintains its vehicle and transportation equipment fleet by initially leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations.

     Financing Activities. On November 14, 1994, the Partnership filed Amendment No. 1 to Form S-1 Registration Statement with the Securities and Exchange Commission to register 2,400,000 Common Units representing limited partner interests in the Partnership. The registration statement was declared effective November 15, 1994. The Common Units may be issued from time to time by the Partnership in exchange for other businesses, properties or securities in business combination transactions. During the year ended July 31, 1995, the Partnership issued 298,942 Common Units in connection with the acquisition of propane businesses.

     On July 21, 1995, the Operating Partnership entered into an amendment to its $185,000,000 Credit Facility with Bank of America National Trust & Savings Association ("BofA"), as Agent, which increased the maximum borrowing amount to $205,000,000, effective August 1, 1995. The amended Credit Facility permits borrowings of up to $95,000,000 on a senior unsecured revolving line of credit basis (the "Working Capital Facilities"), to fund working capital and general Partnership requirements (of which up to $50,000,000 is available to support letters of credit). At July 31, 1995, $20,000,000 of borrowings were outstanding under the Working Capital Facility, and letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $24,471,000. In addition, the amended Credit Facility permits borrowings under an Expansion Facility of up to $110,000,000 on a senior unsecured basis, of which $85,000,000 was borrowed and outstanding at July 31, 1995, and $25,000,000 is available to finance acquisitions and for capital additions and improvements.

     During the year ended July 31, 1995, the Partnership borrowed $102,000,000 under its Credit Facility. These borrowings, along with cash provided by operations, were used to fund acquisitions of propane businesses and purchases of property, plant and equipment, and to fund working capital needs.

     During the year ended July 31, 1995, the Partnership paid cash distributions of $1.65 per limited partner unit. These distributions covered the period from July 5, 1994, when the Partnership began operations, to April 30, 1995, the end of the third quarter of fiscal year 1995. On August 16, 1995, the Partnership declared its fourth-quarter cash distribution of $0.50 per limited partner unit, which was paid September 13, 1995. The Partnership's annualized distribution is presently $2.00 per limited partner unit.

     The Senior Notes and Credit Facility contain various restrictive covenants applicable to the Operating Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Operating Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Operating Partnership fails to meet certain coverage and capital expenditure tests. With respect to the capital expenditure tests, the Operating Partnership shall in the aggregate make future "Capital Investments" (as defined in the Senior Note Indenture) of approximately $25,000,000 by July 31, 1999, and $50,000,000 by the end of fiscal year 2000. The Operating Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Notes and Credit Facility.

     Effects of Inflation. In the past the Partnership has been able to adjust its sales price of product in response to market demand, cost of product, competitive factors and other industry needs. Consequently, changing prices as a result of inflationary pressures have not had a material adverse effect on profitability although revenues may be affected. Inflation has not materially impacted the results of operations and the General Partner does not believe normal inflationary pressures will have a material adverse effect on the profitability of the Operating Partnership in the future.

     Assets Contributed to the Operating Partnership. In connection with the formation of the Partnership, the General Partner contributed certain assets and liabilities. The Internal Revenue Service ("IRS") has examined the General Partner's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate to these contributed assets. The General Partner has reached a settlement agreement which substantially resolves all issues with the IRS with the exception of minor items which are presently being negotiated at the appellate level. Due to the settlement of these issues, additional deferred taxes were recorded by the General Partner. This noncash adjustment retroactively increased the basis of the assets the General Partner contributed to the Operating Partnership by $11,300,000 which, in turn, caused an increase to the General Partner's contributed capital that was reallocated pro rata among all partners. In addition, Operating Partnership goodwill also increased by $11,300,000 (to be amortized prospectively over a period of 15 years). These adjustments are not material to the financial position or the results of operations or liquidity, nor have they impacted the limited partners' tax basis in the Partnership units.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Partnership's Consolidated Financial Statements and the Reports of Certified Public Accountants thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Item 7 for Selected Quarterly Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

     The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At July 31, 1995, 2,810 full-time and 847 temporary and part-time individuals were employed by the General Partner.

Directors and Executive Officers of the General Partner

     The following table sets forth certain information with respect to the directors and executive officers of the General Partner. Each of the persons named below is elected to their respective office or offices annually. The executive officers are not subject to employment agreements.

Director
Name                                          Age           Since       Position
James E. Ferrell                               55           1984        President, Chairman of the Board,
                                                                        Chief Executive Officer and a Director
                                                                        of the General Partner

Danley K. Sheldon                              37                       Senior Vice President, Chief Financial
                                                                        Officer, Treasurer and Managing
                                                                        Director

Shahid J. A. Malik                             35                       Senior Vice President, Chief Operating
                                                                        Officer, Ferrell North America and
                                                                        Managing Director

James M. Hake                                  35                       Vice President, Acquisitions

Rhonda Smiley                                  39                       Vice President, Legal Affairs and Risk
                                                                        Management

Daniel M. Lambert                              54           1994        Director of the General Partner

A. Andrew Levison                              39           1994        Director of the General Partner

                                       18

     James E. Ferrell--Mr. Ferrell has been with Ferrell or its predecessors and its affiliates in various executive capacities since 1965.

     Danley K. Sheldon--Mr. Sheldon has been Chief Financial Officer of the Company since January 1994 and has served as Treasurer since 1989. He joined the Company in 1986.

     James M. Hake--Mr. Hake has been Vice President, Acquisitions of the Company since October, 1994. He joined the Company in 1986.

     Rhonda Smiley--Ms. Smiley joined the Company in 1991 as Director of Legal Affairs and has been a Vice President of the Company since April 1994. Prior to joining the Company, Ms. Smiley practiced law with Shook, Hardy & Bacon for ten years, the last five years as a partner.

     Daniel M. Lambert---Dr. Lambert was elected a director of the Company in September 1994. Dr. Lambert has been President of Baker University in Baldwin City, Kansas, since July 1, 1987.

     A. Andrew Levison---Mr. Levison was elected a director of the Company in September 1994. Mr. Levison has been a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation since 1989. Mr. Levison is also a director of Rickel Home Centers, Inc., a leading full service home improvement retailer that operates stores in the Northeastern United States and Flagstar Companies, Inc.


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

ITEM 11.      EXECUTIVE COMPENSATION.

   Summary Compensation Table

     The following table sets forth the compensation for the past three years of all individuals serving as the Partnership's or its Predecessor's Chief Executive Officer ("CEO") or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and the Company's four most highly compensated executive officers other than the Chief Executive Officer ("named executive officers"), who were serving as executive officers at the end of the 1995 fiscal year.

                                                                         Long-Term Compensation
                                                                      ----------------------------
                                             Annual Compensation                       Pay-outs
                                             ------------------------                -------------
                                                                           Stock      Long-Term
                                                                         Options/     Incentive          All Other
              Name and                         Salary       Bonus          SARs        Payouts         Compensation
         Principal Position            Year      ($)         ($)            (#)          ($)                ($)
                                      ------- ----------  ----------    ------------ -------------    ----------------
James E. Ferrell                        1995    480,000     180,000         ---          ---                   36,977 (1)
-------------------------------------
   Chairman and                         1994    480,000      ---            ---          ---                   22,920
   Chief Executive Officer              1993    480,000      13,000         ---       1,502,080   (2)          25,489

Bradley A. Cochennet (3)                1995    229,583      50,000         ---          ---                  300,102 (4)
-------------------------------------
   Executive Vice President, Retail     1994    225,000      50,000        2,678         ---                   13,249
   and Managing Director                1993    150,000      ---           2,762         ---                    9,315

Danley K. Sheldon                       1995    165,000      50,000       70,000         ---                   15,897 (5)
-------------------------------------
   Senior Vice President, Chief         1994    120,185     125,875         ---          ---                    7,693
    Financial Officer,  Treasurer       1993    115,000      ---            ---          ---                    6,893
    and Managing Director

Shahid J. A. Malik                      1995    150,000     100,000       25,000         ---                    9,706 (6)
-------------------------------------
   Senior Vice President, Chief
   Operating Officer, FNA
   and Managing Director

James M. Hake
-------------------------------------
   Vice President, Acquisitions         1995    112,583      60,000       36,000         ---                   10,424 (5)


(1) Includes (i) contributions of $19,722 to the employee's 401(k) and profit sharing plans and (ii) compensation of $17,255 resulting from the payment of life insurance premiums.

(2)  Early purchase of all the employee's 64,000 Equity Units under Ferrell's  Long-Term  Incentive Plan at a price of $23.47.

(3)  Mr. Cochennet resigned effective August 16, 1995.

(4) Includes (i) $285,000 paid in connection with the Long-Term Incentive Plan and (ii) contributions of $15,102 to the employee's 401(k) and profit sharing plans.

(5)  Includes for Mr.  Sheldon:  contributions  to the  employee's  401(k) and profit  sharing plans of $15,084 and premiums  paid for life  insurance of $813.  Includes for Mr. Hake:  contributions  to the  employee's  401(k)
     and profit sharing plans of $9,788 and premiums paid for life insurance of $636.

(6)  Includes (i) relocation  reimbursements of $7,009 and (ii)  contributions of $2,697 to the employee 401(k) and profit sharing plans and premiums paid for over $50,000 term life insurance.

   Unit and Stock Option Tables

     Unit Option Plan

     On October 14, 1994, the General Partner adopted the Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan"). The purpose of the Unit Option Plan is to encourage certain employees of the General Partner to develop a proprietary interest in the growth and performance of the Partnership, to generate an increased incentive to contribute to the Partnership's future success and prosperity, thus enhancing the value of the Partnership for the benefit of its unitholders, and to enhance the ability of the General Partner to attract and retain key individuals who are essential to progress, growth and profitability of the Partnership, by giving such employees the opportunity to acquire Subordinated Units.

     The Unit Options have the following characteristics: 1) exercise prices which are an estimate of the fair market value of the Subordinated Units at the time of grant, 2) vest immediately or over a one to five year period depending on the employee, 3) exercisable beginning after July 31, 1999, assuming the subordination period has elapsed, and 4) expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.

     The following table shows unit options granted during the 1995 fiscal year to the CEO and named executive officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grant
                           -----------------------------------------------------------
                             Number of
                            Securities        % of Total
                            Underlying     Options Granted     Exercise
                              Options      to Employees in       Price     Expiration             Grant date
Name                        Granted (1)      Fiscal Year       ($/Unit)       Date           present value $ (2)
----------------------     -------------- ------------------- ------------ ------------     -----------------------
J.E. Ferrell                     -                -                -            -                     -
B.A. Cochennet                   -                -                -            -                     -
D.K. Sheldon (3)              70,000            9.03%            16.80      10-14-04                175,000
S.J.A. Malik                  25,000            3.23%            16.80      10-14-04                 63,000
J.M. Hake                     36,000            4.65%            16.80      10-14-04                 90,000


(1)  Unit options generally vest over five years.

(2) Based on a Black-Sholes option valuation model. The key input variables used in valuing the options were the following: risk-free interest rate - 6.32%; dividend amount - $0.50 per quarter; Common Unit price volatility - 7.71% is an estimate of Subordinated Unit volatility; option exercised on October 14, 1999, because this is most advantageous to the option holder based on current economic conditions. Additionally, it was assumed that the Partnership will make its Minimum Quarterly Distribution each quarter and that the Subordination Period will end in 1999. The New York Stock Exchange "Monthly Market Statistics Report" was used and the volatility variable reflected 30 weeks of historical Unit price trading data. No adjustments for non-transferability or risk of forfeiture were made. The actual value, if any, a grantee may realize will depend on the excess of the Unit price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the Black-Sholes model.

(3)  Mr.  Sheldon  received unit options with the following  vesting  schedules:  a) 20,000 - immediately b) 15,000 over two years and c) 35,000 over five years.

     The following table lists information on the CEO and named executive officers' exercised/unexercised unit options for the fiscal year ended July 31, 1995.

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FY AND FY-END OPTION SAR VALUES
                                                              Number of Securities
                                                             Underlying Unexercised       Value of Unexercised
                                                                Options/SARs at        In-The-Money Options/SARs
                                                                   FY-End (#)                at FY-End ($)
                                                            ------------------------- -----------------------------
                             Shares
                          Acquired on        Value                Exercisable/                Exercisable/
Name                      Exercise (#)   Realized ($)            Unexercisable                Unexercisable
------------------------ --------------- --------------     ------------------------- ------------------------------
J.E. Ferrell                   -               -                       -                            -
B.A. Cochennet                 -               -                       -                            -
D.K. Sheldon                   0               0                    0/70,000                    0/355,250
S.J.A. Malik                   0               0                    0/25,000                    0/126,875
J.M. Hake                      0               0                    0/36,000                    0/182,700

Stock Option Plan
     The Board of Directors of Ferrell adopted the 1992 Key Employee Stock Option Plan (the "Option Plan") on June 26, 1992. The Option Plan reserves 100,000 shares of Class M Common Stock of Ferrell for the purpose of allowing Ferrell to offer options on the Class M Common Stock to officers and key employees of Ferrell and the Company. The value of each share of Class M Common Stock is determined by the Board of Directors of Ferrell and shall not be less than fair market value of such stock on the date the option is granted. There were no option grants for the fiscal year ended July 31, 1995, as the plan ceased to grant options after the inception of the Unit Option Plan. The last outstanding options were exercised on December 7, 1994.

     The following table lists information on the CEO and named executive officers' aggregated option exercises related to Class M Common Stock Options for the fiscal year ended July 31, 1995.

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FY AND FY-END OPTION SAR VALUES
                                                          Number of Securities
                                                         Underlying Unexercised           Value of Unexercised
                                                              Options/SARs             In-The-Money Options/SARs
                        Shares                                at FY-End (#)                   at FY-End ($)
                      Acquired on       Value
Name                 Exercise (#)   Realized ($)        Exercisable/Unexercisable      Exercisable/Unexercisable
-------------------- -------------- --------------     ---------------------------- ---------------------------------
J.E. Ferrell               -              -                         -                              -
B.A. Cochennet           5,440         530,575                      -                              -
D.K. Sheldon               -              -                         -                              -
S.J.A. Malik               -              -                         -                              -
J.M. Hake                  -              -                         -                              -

   Long-Term Incentive Plan Awards

     The goal of Ferrell's Long-Term Incentive Plan (the "Plan") was to attract and retain officers and key executives needed for the continued growth and success of Ferrell and its affiliates through long-term incentives in the form of units ("Equity Units"). The Equity Units awarded under the Plan, which are 100% vested, are subject to purchase by Ferrell at a cash price related to the increased value of Ferrell's common stock from 1986, as determined pursuant to
(i) an appraisal conducted by a nationally  recognized  investment banking firm,
(ii) the mean of the closing bid and asked price of a class of Ferrell's common stock if a class of Ferrell's common stock is publicly traded, or (iii) in certain limited circumstances, including if the appraisal referred to in (i) is more than 90 days old or if there is no public market as referred to in (ii), the Committee shall determine the value of the Equity Units. Unless purchased earlier, Ferrell will purchase all of the issued and outstanding Equity Units as of July 31, 1997. The value of the Equity Units as of July 31, 1997 will be the value of Ferrell's common stock as of such date, determined in accordance with the valuation methods described above, less the "deemed" value of Ferrell's common equity as of August 1, 1986.

     As of July 31, 1995, a total of 30,000 Equity Units, awarded in previous years, were outstanding to Bradley A. Cochennet, as named in the Summary Compensation Table. No additional Equity Units were awarded under the Plan in fiscal 1995, therefore, no long-term incentive plan awards table is presented.

     The total compensation expense of $492,000, $720,000 and $80,000 was recognized for the fiscal years ended July 31, 1995, 1994 and 1993, respectively. During fiscal 1995, approximately $300,000 of the Plan compensation expense was attributable to the Partnership and was recognized as compensation expense. As of July 31, 1995, the total plan liability of $3,010,000 was recorded in the financial statements of Ferrell. The portion of that liability attributable to the Partnership ($300,000) was recognized in the financial statements of the Partnership. Pursuant to the Plan, a total of $2,360,000 was paid to Mr. Cochennet upon his resignation in August 1995. Such amount was funded by the Partnership to the extent of amounts accrued for the portion of the Plan being paid out.

   Profit Sharing Plan

     The Ferrell Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan (the "Profit Sharing Plan"). All full-time employees of Ferrell or any of its direct or indirect wholly owned subsidiaries with at least one year of service are eligible to participate in the Profit Sharing Plan. In regards to the profit sharing portion, the Board of Directors of Ferrell determines the amount of the annual contribution to the Profit Sharing Plan, which is purely discretionary. This decision is based on the operating results of Ferrell for the previous fiscal year and anticipated future cash needs of the General Partner and Ferrell. The contributions are allocated to the Profit Sharing Plan participant's based on each participant's wages or salary as compared to the total of all participants' wages and salaries.

     Historically, the annual contribution to the Profit Sharing Plan has been 2% to 7% of each participant's annual wage or salary. The Profit Sharing Plan also has a cash-or-deferred, or 401(k), feature allowing all full time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the Profit Sharing Plan.

   Supplemental Savings Plan

     The Ferrell Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that would have been provided to members of the select group of employees under the terms of the 401(k) feature of the Profit Sharing Plan based on such members' deferral elections thereunder, but which could not be provided under the 401(k) feature of the Profit Sharing Plan due to application of certain IRS rules and regulations.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of July 31, 1995, regarding the beneficial ownership of the Common and Subordinated Units of the MLP by certain beneficial owners and all directors of the General Partner and the Partnership, each of the named executive officers and all directors and executive officers as a group. The General Partner knows of no other person beneficially owning more than 5% of the Common Units.


Ferrellgas Partners, L.P.

                                                                      Units              Percent
           Title of                    Name and Address            Beneficially            of
             Class                   of Beneficial Owner              Owned     (1)       Class
--------------------------------   -------------------------       ----------------    ------------
Common Units                       James E. Ferrell                   1,146,392 (2)       8.0%
                                   Goldman, Sachs & Co.               1,144,950 (3)       8.0%
                                   The Goldman Sachs Group            1,144,950 (3)       8.0%
                                   Bradley A. Cochennet                     500             *
                                   Danley K. Sheldon                      1,000             *
                                   Shahid J. A. Malik                     1,200             *
                                   James M. Hake                            400             *
                                   A. Andrew Levison                     15,000             *
                                   Daniel M. Lambert                        200             *
                                   All Directors and
                                    Officers as a Group               1,165,219           8.1%

Subordinated Units                 James E. Ferrell                  16,593,721 (2)       100%



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

(2)  The address for James E. Ferrell  is c/o Ferrellgas, Inc., P.O. Box 4644, Houston, TX, 77210.

     James E. Ferrell is deemed to have beneficial ownership with respect to 1,000,000 Common Units owned by Ferrell Companies, Inc. through his direct ownership of that company. He is deemed to have beneficial ownership with respect to 138,392 Common Units owned by Ferrellgas, Inc. which is owned 100% by Ferrell Companies, Inc. He shares Voting and Investment Power with respect to 4,000 Common Units held by Mrs. Ferrell as Trustee of the Sarah
     A. Ferrell Trust. He shares Voting and Investment Power with respect to 4,000 Common Units held by Mrs. Ferrell as Trustee of the Kathryn E. Ferrell Trust.

     James E. Ferrell is deemed to have beneficial ownership with respect to 1,650,000 Subordinated Units owned by Ferrell Companies, Inc. through his direct ownership of that company. He is deemed to have beneficial ownership with respect to 14,943,721 Subordinated Units owned by Ferrellgas, Inc. which is owned 100% by Ferrell Companies, Inc.

     On August 1, 1995,  Ferrell  Companies,  Inc.  contributed  to  Ferrellgas,  Inc.  1,000,000  Common Units and
     1,650,000  Subordinated  Units.  This  contribution of the Common Units and Subordinated  Units represent 6.9%
     and 9.9% of each Class, respectively.

(3)  The address for both Goldman  Sachs Group,  L.P. and Goldman,  Sachs & Co. is 85 Broad Street,  New York,  New
     York, 10004.

     Goldman, Sachs & Co., a broker/dealer, and its parent Goldman Sachs Group, L.P. are deemed to have shared voting power and shared dispositive power over 1,144,950 Common Units owned by their customers.

Compliance With Section 16(a) of the Securities and Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires the General Partner's officers and directors, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent unitholders are required by SEC regulation to furnish the General Partner with copies of all Section 16(a) forms.

     Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 1995 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner with the exception of the late filing by the CEO of three Form 4's.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Set forth below is a discussion of certain relationships and related transactions among affiliates of the Partnership.

     In connection with the formation of the Partnership, substantially all of the assets and liabilities of the Company were conveyed at historical cost to the Operating Partnership, as described in the Ferrellgas Partners, L.P. notes to consolidated financial statements.

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $100,750,000 for the year ended July 31, 1995 and $7,561,000 from inception to July 31, 1994, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner. The conveyance of the net assets of the Company to the Partnership is described in Note A of the Ferrellgas Partners, L.P. notes to the consolidated financial statements.

     A. Andrew Levison, a director of the General Partner is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the public offering of Common Units and Senior Notes as described in Note A of the Ferrellgas Partners, L.P.'s notes to the consolidated financial statements and was paid total fees of $5,100,000 during 1994. No fees were paid in 1995.

     The law firm of Bryan Cave, LLP (formerly Smith, Gill, Fisher & Butts, a Professional Corporation), is general counsel to the Partnership, General
Partner, Ferrell Companies, Inc. and their respective subsidiaries and affiliates. David S. Mouber, a director of Ferrell at July 31, 1994, is a member of such law firm. The Partnership, Ferrell and their respective subsidiaries paid such firm fees of $151,000 from inception to July 31, 1994. The Predecessor, its parent and their respective subsidiaries paid such firm fees of $1,243,000 for the eleven months ended June 30, 1994 and $1,381,000 for the year ended July 31, 1993.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K.

     (a) 1.   Financial Statements.

              See "Index to Financial Statements" set forth on page F-1.

         2.   Financial Statement Schedules.

              See "Index to  Financial  Statement  Schedules"  set forth on page
S-1.

         3.   Exhibits.

              See "Index to Exhibits" set forth on page E-1.

     (b) Reports on Form 8-K.

         The Partnership did not file a Form 8-K during the quarter ended July 31, 1995.

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


                                               FERRELLGAS PARTNERS, L.P.

                                          By Ferrellgas, Inc. (General Partner)



                                               By     /s/ James E. Ferrell
                                                          James E. Ferrell
                                      Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  Signature                                   Title                                 Date




     /s/ James E. Ferrell                            Chairman of the Board,                        10/13/95
  James E. Ferrell                                   Chief Executive Officer and
                                                     Director (Principal Executive Officer)




     /s/ Daniel M. Lambert                           Director                                      10/13/95
  Daniel M. Lambert




     /s/ A. Andrew Levison                           Director                                      10/13/95
  A. Andrew Levison




     /s/ Danley K. Sheldon                           Senior Vice President and Chief               10/13/95
  Danley K. Sheldon                                  Financial Officer (Principal
                                                     Financial and Accounting Officer)




                                INDEX TO EXHIBITS

         The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K which are not listed are not applicable.

               Exhibit
                Number    Description
     ***        2.1       Stock Purchase Agreement dated September 30, 1994, between Ferrellgas, Inc. and Bell
                          Atlantic Enterprises International, Inc.

     ***        3.1       Agreement of Limited Partnership of Ferrellgas Partners, L.P.

     *          3.2       Agreement of Limited Partnership of Ferrellgas, L.P. dated as of July 5, 1994.

     *          10.1      Credit Agreement dated as of July 5, 1994, among Ferrellgas, L.P., Stratton Insurance
                          Company, Inc., Ferrellgas, Inc., Bank of America National Trust and Savings
                          Association, as agent, and the other financial institutions party thereto.

     *          10.2      Indenture dated as of July 5, 1994, among Ferrellgas, L.P., Ferrellgas Finance Corp.
                          and Norwest Bank Minnesota, National Association, as Trustee, relating to $200,000,000
                          10% Series A Fixed Rate Senior Notes due 2001 and $50,000,000 Series B Floating Rate
                          Senior Notes due 2001.

                10.3      First  Amendment  to Credit  Agreement  dated July 21,
                          1995  among  Ferrellgas,   L.P.,   Stratton  Insurance
                          Company,  Inc.,  Ferrellgas,  Inc.,  Bank  of  America
                          National Trust and Savings Association,  as agent, and
                          the other financial institutions party thereto.

     +          10.4      Agreement dated as of April 1, 1994, between BP Exploration & Oil, Inc. and
                          Ferrellgas, L.P. dba Ferrell North America

     ** #       10.5      Ferrell Long-Term Incentive Plan, dated June 23, 1987, between Ferrell and the participants in the Plan.

     ** #       10.6      Ferrell 1992 Key Employee Stock Option Plan.

     #          10.7      Ferrell Companies, Inc. Supplemental Savings Plan.

     ***        10.8      Ferrellgas, Inc. Unit Option Plan.

     ***        10.9      Contribution, Conveyance and Assumption Agreement
                          dated as of  November  1, 1994 among the  Partnership,
                          the Operating Partnership and Ferrellgas, Inc.

     ++         10.10     First Amendment to Contribution, Conveyance and Assumption Agreement between
                          Ferrellgas, the Partnership and the Operating Partnership.

                10.11     Second Amendment to Contribution, Conveyance and Assumption Agreement between
                          Ferrellgas, the Partnership and the Operating Partnership.

     **         21.1      List of subsidiaries.

                27.1      Financial Data Schedules - Filed only with the EDGAR version.

                                      E-1

     * Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed August 15, 1994.

     **         Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on
                Form S-1 (Registration No. 33-53383).

     ***        Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on
                Form S-1 (Registration No. 33-55185).

     + Incorporated by reference to the same numbered Exhibit to Registrant's Annual Report on Form 10-K filed on October 20, 1994.

     ++ Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed on October 20, 1994.

     #          Management contracts or compensatory plans.

                                      E-2

                                      INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page

Ferrellgas Partners, L.P. and Subsidiary
         Independent Auditors' Report..........................................................................F-2
         Consolidated Balance Sheets - July 31, 1995 and 1994..................................................F-3
         Consolidated  Statements  of Earnings-  Year ended July 31,  1995,  One month ended July 31, 1994, Eleven months ended June 30, 1994
              (Predecessor)
              and Year ended July 31, 1993 (Predecessor).......................................................F-4
         Consolidated Statements of Stockholder's Equity/Partners' Capital -
              Year ended July 31, 1995,  One month ended July 31,  1994,  Eleven months ended
              June 30, 1994 (Predecessor) and Year ended July 31, 1993 (Predecessor)...........................F-5
         Consolidated Statements of Cash Flows - Year ended July 31, 1995,
              One month ended July 31, 1994,  Eleven  months ended June 30, 1994
              (Predecessor)
              and Year ended July 31, 1993 (Predecessor).......................................................F-6
         Notes to Consolidated Financial Statements............................................................F-7

Ferrellgas, L.P. and Subsidiaries
         Independent Auditors' Report.........................................................................F-20
         Consolidated Balance Sheets - July 31, 1995 and 1994.................................................F-21
         Consolidated  Statements  of Earnings - Year ended July 31,  1995,  One month ended July 31, 1994, Eleven months ended June 30, 1994
               (Predecessor) and Year ended July 31, 1993 (Predecessor).......................................F-22
         Consolidated Statements of Stockholder's Equity/Partners' Capital -
              Year ended July 31, 1995,  One month ended July 31,  1994,  Eleven months ended
              June 30, 1994 (Predecessor) and Year ended July 31, 1993 (Predecessor)..........................F-23
         Consolidated Statements of Cash Flows - Year ended July 31, 1995,
              One month ended July 31, 1994,  Eleven  months ended June 30, 1994
              (Predecessor)
              and Year ended July 31, 1993 (Predecessor)......................................................F-24
         Notes to Consolidated Financial Statements...........................................................F-25

Ferrellgas Finance Corp.
         Independent Auditors' Report.........................................................................F-36
         Balance Sheets - July 31, 1995 and 1994..............................................................F-37
         Statements of Earnings - Year ended July 31, 1995 and the Period from Inception to
              July 31, 1994...................................................................................F-38
         Statements of Stockholder's Equity - Year ended July 31, 1995 and the Period from Inception to July 31, 1994.....................................................F-39
         Statements of Cash Flows - Year ended July 31, 1995 and the Period from Inception to
              July 31,1994....................................................................................F-40
         Notes to Financial Statements........................................................................F-41


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P.
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (formerly Ferrellgas, Inc.) and subsidiary as of July 31, 1995 and 1994 (Successor), and the related consolidated statements of earnings, partners' capital and cash flows for the year ended July 31, 1995 and for the one month ended July 31, 1994 (Successor), the eleven months ended June 30, 1994 and the year ended July 31, 1993 (Predecessor). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiary as of July 31, 1995 and 1994 (Successor), and the results of their operations and their cash flows for the year ended July 31, 1995 and for the one month ended July 31, 1994 (Successor), the eleven months ended June 30, 1994 and the year ended July 31, 1993 (Predecessor) in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 1995

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

                                                                    July 31,             July 31,
ASSETS                                                                1995                 1994
----------------------------------------------------------       ----------------    -----------------

Current Assets:
  Cash and cash equivalents                                             $ 29,877             $ 14,535
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $874 and
    $798 in 1995 and 1994, respectively)                                  58,239               50,780
  Inventories                                                             44,090               43,562
  Prepaid expenses and other current assets                                5,884                2,042
                                                                 ----------------    -----------------
    Total Current Assets                                                 138,090              110,919

Property, plant and equipment, net                                       345,642              294,765
Intangible assets, net                                                    86,886               63,291
Other assets, net                                                          7,978                8,218
                                                                 ================    =================
    Total Assets                                                        $578,596             $477,193
                                                                 ================    =================



LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------
Current Liabilities:
  Accounts payable                                                      $ 57,729             $ 46,368
  Other current liabilities                                               31,433               26,603
  Short-term borrowings                                                   20,000                3,000
                                                                 ----------------    -----------------
    Total Current Liabilities                                            109,162               75,971

Long-term debt                                                           338,188              267,062
Other liabilities                                                         11,398               11,528
Contingencies and commitments
Minority interest                                                          1,211                1,239

Partners' Capital:
  Common unitholders (14,398,942 and 14,100,000
    units outstanding in 1995 and 1994, respectively)                     84,489               84,532
  Subordinated unitholders (16,593,721 units outstanding
    in 1995 and 1994)                                                     91,824               99,483
  General partner                                                       (57,676)             (62,622)
                                                                 ----------------    -----------------
    Total Partners' Capital                                              118,637              121,393
                                                                 ----------------    -----------------
    Total Liabilities and Partners' Capital                             $578,596             $477,193
                                                                 ================    =================

See note to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except unit data)

                                                                                      For the year ended July 31, 1994
                                                   For the year        One month          Eleven months     For the year
                                                      ended              ended              ended              ended
                                                  July 31, 1995      July 31, 1994      June 30, 1994      July 31, 1993
                                                  ---------------   ----------------    ---------------    ---------------
                                                                                        (Predecessor)      (Predecessor)
Revenues:
  Gas liquids and related product sales                 $565,607            $22,411           $477,285           $516,891
  Other                                                   30,829              2,155             24,705             25,054
                                                  ---------------   ----------------    ---------------    ---------------
    Total revenues                                       596,436             24,566            501,990            541,945

Cost of product sold (exclusive of
  depreciation, shown separately below)                  339,641             13,211            256,095            298,033
                                                  ---------------   ----------------    ---------------    ---------------

Gross profit                                             256,795             11,355            245,895            243,912

Operating expense                                        153,226             10,078            135,058            139,617
Depreciation and amortization expense                     32,014              2,383             26,452             30,840
General and administrative expense                        11,357                935              8,923             10,079
Vehicle leases expense                                     4,271                350              3,940              4,823
                                                  ---------------   ----------------    ---------------    ---------------

Operating income (loss)                                   55,927            (2,391)             71,522             58,553

Interest expense                                        (31,993)            (2,662)           (53,693)           (60,071)
Interest income (including related parties of
 $1,108 and $725 in eleven months ended
 June 30, 1994 and year ended July 31, 1993,
 respectively)                                            1,268                 73              3,599              3,266
Loss on disposal of assets                               (1,139)               (97)            (1,215)            (1,153)
                                                  ---------------   ----------------    ---------------    ---------------
Earnings (loss) before income taxes,
  minority interest and extraordinary loss                24,063            (5,077)             20,213                595

Income tax provision                                         -                 -                 7,876                486

Minority interest                                            243               (51)                 -                  -
                                                  ---------------   ----------------    ---------------    ---------------

Earnings (loss) before extraordinary loss                 23,820            (5,026)             12,337                109

Extraordinary loss on early  extinguishment
  of debt, net of minority interest of
  $607 in one month  ended  July 31,  1994
  and tax  benefit  of $531 and $543 in
  eleven months ended June 30, 1994 and
  year ended July 31, 1993, respectively                      -              59,455                867                886
                                                   ---------------   ---------------    ---------------    ---------------

Net earnings (loss)                                       23,820           (64,481)           $ 11,470          $   (777)
                                                                                          ===============    ===============

General partner's interest in net earnings                   238           (64,481)
(loss)
                                                  ===============   ================
Limited partners' interest in net earnings (loss)       $ 23,582       $          0
                                                  ===============   ================

Net earnings (loss) per limited partner unit:
   Earnings (loss) before extraordinary loss          $     0.76     $            -
   Extraordinary loss                                          -
                                                  ===============   ================
Net earnings (loss) per limited partner unit          $     0.76     $            -
                                                  ===============   ================

Weighted average number of units outstanding            30,908.1           30,693.7
                                                  ===============   ================

See note to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY/PARTNERS' CAPITAL
(in thousands)

                                              Number of                   Additional                    Total
                                                common        Common       paid-in      Accumulated stockholder's
                                                shares         stock       capital       deficit       equity
                                             --------------  ---------- --------------- ----------- --------------
August 1, 1992 (Predecessor)                           1.0          $1         $29,535   $(20,728)       $  8,808

  Capital contribution
    from Ferrell Companies,                              -           -           3,277           -          3,277
    Inc.

  Capital transaction - Ferrell
    Companies, Inc. long-term
    incentive plan                                       -           -              51           -             51

  Net loss                                               -           -               -       (777)          (777)
                                             --------------  ---------- --------------- ----------- --------------

July 31, 1993 (Predecessor)                            1.0           1          32,863    (21,505)         11,359

  Net earnings                                           -           -               -      11,470         11,470
                                             --------------  ---------- --------------- ----------- --------------

June 30, 1994 (Predecessor)                            1.0          $1         $32,863   $(10,035)        $22,829
                                             ==============  ========== =============== =========== ==============


                                     Number of units
                               ----------------------------
                                                                                                       Total
                                                                                         General       partners'
                                 Common      Subordinated     Common     Subordinated    partner       capital
                               ------------  --------------  ---------- --------------- ----------- --------------

April 19, 1994                           -               -   $       -          $    -    $      -         $     -


  Contributions in connection
    with formation of the
    Partnership                   14,100.0        16,593.7      84,532          99,483       1,859        185,874

  Net loss                               -               -           -               -    (64,481)       (64,481)
                               ------------  --------------  ---------- --------------- ----------- --------------

July 31, 1994                     14,100.0        16,593.7      84,532          99,483    (62,622)        121,393


  Special allocation of
    prior year operating
    loss                                  -               -     (2,312)         (2,664)       4,976             -

  Assets contributed in
    connection with                      -               -       3,324           3,830          72          7,226
    acquisitions

  Common units issued in
     connection with
     acquisitions                    298.9               -       6,600               -          66          6,666

  Quarterly distributions                -               -    (23,756)        (27,380)       (518)       (51,654)

  Adjustments to capital
    related to resolution of
    income tax contingencies             -               -       5,145           5,929         112         11,186

  Net earnings                           -               -      10,956          12,626         238         23,820

                               ============  ==============  ========== =============== =========== ==============
July 31, 1995                     14,398.9        16,593.7     $84,489         $91,824   $(57,676)       $118,637
                               ============  ==============  ========== =============== =========== ==============

See note to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                                                               For the year ended July 31, 1994
                                                  For the year    One month     Eleven months  For the year
                                                     ended          ended          ended          ended
                                                  July 31, 1995  July 31, 1994  June 30, 1994    July 31, 1993
                                                  -------------  -------------  -------------  -------------
                                                                                (Predecessor)  (Predecessor)
Cash Flows From Operating Activities:
 Net earnings (loss)                                   $23,820      $(64,481)        $11,470     $    (777)
 Reconciliation of net earnings (loss) to
  net cash from operating activities:
  Depreciation and amortization                         32,014          2,383         26,452         30,840
  Extraordinary loss                                         -         59,455            867            886
  Minority interest                                        243            658              -             -
  Other                                                  3,191             22          5,130          5,236
  Changes in operating assets and liabilities
     net of effects from business acquisitions:
    Accounts and notes receivable                        (906)            196          (816)          (252)
    Inventories                                          7,388        (5,631)       (14,279)         10,229
    Prepaid expenses and other current assets          (3,497)            618          (763)            977
    Accounts payable                                     5,246        (2,809)         16,231       (11,918)
    Accrued interest expense                            10,680        (3,448)        (4,765)          (233)
    Other current liabilities                         (11,703)          1,715          7,001          1,962
    Other liabilities                                    (446)           (35)        (1,072)            131
    Deferred income taxes                                    -              -          7,667          (120)
                                                  -------------  -------------  -------------  -------------
      Net cash provided (used) by operating             66,030       (11,357)         53,123         36,961
          activities
                                                  -------------  -------------  -------------  -------------

Cash Flows From Investing Activities:
 Business acquisitions                                (19,677)          (874)        (2,451)          (810)
 Capital expenditures                                 (19,722)        (1,894)        (7,826)       (13,378)
 Other                                                     173             31             26             27
                                                  -------------  -------------  -------------  -------------
      Net cash used by investing activities           (39,226)        (2,737)       (10,251)       (14,161)
                                                  -------------  -------------  -------------  -------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                 17,000          3,000              -              -
 Additions to long-term debt                            85,000        265,000              -            81
 Reductions of long-term debt                         (61,400)      (477,903)       (13,640)       (12,796)
 Distributions                                        (51,654)              -              -              -
 Minority interest activity                              (459)        (1,202)              -              -
 Additional payments to retire debt                          -       (48,364)        (1,190)        (1,195)
 Additions to financing costs                                -        (6,575)           (51)          (627)
 Reacquisition of Class B redeemable common
  stock                                                      -              -              -        (3,218)
 Net issuance of Common Units                                -        255,006              -              -              -
 Cash transfer from predecessor company                      -         39,791              -              -              -
 Other                                                      51          (124)        (6,330)          (298)
                                                  -------------  -------------  -------------  -------------
      Net cash provided (used) by financing
       activities                                      (11,462)         28,629       (21,211)       (18,053)
                                                  -------------  -------------  -------------  -------------
Increase in cash and cash equivalents                   15,342         14,535         21,661          4,747
Cash and cash equivalents - beginning of period         14,535              -         32,706         27,959
                                                  -------------  -------------  -------------  -------------
Cash and cash equivalents - end of period              $29,877        $14,535        $54,367        $32,706
                                                  =============  =============  =============  =============

Cash paid for interest                                 $19,918       $  6,093        $55,681        $57,563
                                                  =============  =============  =============  =============

See note to consolidated financial statements.

                                             FERRELLGAS PARTNERS, L.P.
                                                  AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   JULY 31, 1995

A.  Partnership Organization and Formation

    Ferrellgas Partners, L.P. was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership"), both Delaware limited partnerships, and collectively known as the Partnership. Ferrellgas Partners, L.P., was formed to acquire and hold a limited partner interest in the Operating Partnership. The Operating Partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company" or "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. The Company has retained a 1% general partner interest in Ferrellgas Partners, L.P. and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

    On July 5, 1994, the Partnership completed an initial public offering of 13,100,000 Common Units representing limited partner interests (the "Common Units") at $21 per Common Unit. As of the date of the offering, the 13,100,000 Common Units represented a 41.8% limited partner interest in the Partnership. Concurrent with the closing of the offering, the Company contributed all of its propane business and assets to the Partnership (excluding approximately $39,000,000 in cash, payables to or receivables from its parent and affiliates and an investment in the Class B Stock of Ferrell Companies, Inc.) in exchange for 1,000,000 Common Units, 16,593,721 Subordinated Units and Incentive Distribution Rights, representing a 56.2% limited partner interest in the Partnership, as of the date of the offering, in addition to the 2% general partner interest in the Partnership.

    In connection with the contribution of the propane business and assets by the Company, the Operating Partnership assumed all of the liabilities, whether known or unknown, associated with such assets (other than income tax liabilities). The net book value contributed to the Partnership, adjusted for the settlement of a tax contingency (see Note H), is reported below:

  (In thousands)
   Total assets conveyed                                      $509,535
   Total liabilities assumed                                   565,471
                                                        --------------
   Net liabilities                                          $ (55,936)
                                                        ==============


    Supplementary Pro Forma Consolidated Statements of Earnings (Unaudited): The following pro forma consolidated statement of earnings for the fiscal year ended July 31, 1994, was derived from the historical statement of earnings of the Company for the eleven months ended June 30, 1994, and the statement of earnings of the Partnership from inception to July 31, 1994. The pro forma statement of earnings for the fiscal year ended July 31, 1993, was derived from the historical statement of earnings of the Company. The pro forma consolidated statements of earnings of the Partnership should be read in conjunction with the consolidated financial statements of the Partnership and the Company and the notes thereto. The objective of this data is to show the effects on the historical financial information as if the Partnership formation had occurred on August 1, 1992.

The following supplementary pro forma consolidated statements of earnings are for comparative purposes and are not indicative of the results of future operations of the Partnership:

      (in thousands, except unit amounts)
                                                         Audited                Pro Forma             Pro Forma
                                                      July 31, 1995           July 31, 1994         July 31, 1993
                                                   ---------------------    ------------------    ------------------
      Revenues:
        Gas liquids and related product sales                  $565,607              $499,696              $516,891
        Other                                                    30,829                26,860                25,054
                                                   ---------------------    ------------------    ------------------
          Total revenues                                        596,436               526,556               541,945

      Cost of product sold (exclusive of
      depreciation, shown separately below)                     339,641               269,306               298,033
                                                   ---------------------    ------------------    ------------------

      Gross profit                                              256,795               257,250               243,912

      Operating expense                                         153,226               145,136               139,617
      Depreciation and amortization expense                      32,014                28,835                30,840
      General and administrative expense                         11,357                10,358 (1)            10,579 (1)
      Vehicle leases expense                                      4,271                 4,290                 4,823
                                                   ---------------------    ------------------    ------------------

      Operating income                                           55,927                68,631                58,053

      Interest expense                                         (31,993)              (28,130) (2)          (29,220) (2)
      Interest income                                             1,268                 1,123 (3)               898 (3)
      Loss on disposal of assets                                (1,139)               (1,312)               (1,153)
                                                   ---------------------    ------------------    ------------------

      Earnings before minority interest and
         extraordinary loss                                      24,063                40,312                28,578

      Minority interest                                             243                   403 (4)               286 (4)
                                                   ---------------------    ------------------    ------------------

      Earnings before extraordinary loss                      $  23,820             $  39,909             $  28,292
                                                   =====================    ==================    ==================


      Earnings before extraordinary loss per
        limited partner unit                                $      0.76            $     1.29           $      0.91
                                                   =====================    ==================    ==================

      Weighted average limited partner units                   30,908.1              30,693.7              30,693.7
                                                   =====================    ==================    ==================

      (1)    Reflects estimated general and administrative costs associated with the Partnership.
      (2)    Reflects the adjustment to interest expense resulting from the early retirement of debt, net of additional borrowings.
      (3)    Reflects the reduction of interest  income to the  Partnership as a result of lower cash balances  available for short-term  investment opportunities.
      (4)    Reflects  that  portion  of  earnings  from  continuing  operations allocated to the General Partner for its ownership in the Operating
             Partnership.

                                      F-8

B.  Summary of Significant Accounting Policies

    (1) Nature of operations: The partnership is engaged primarily in the sale, distribution, marketing and trading of propane and other natural gas liquids throughout the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. The Partnership serves more than 700,000 residential, industrial/commercial and agricultural customers.

    (2) Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership. The Company's 1.0101% General Partner interest in Ferrellgas, L.P. is accounted for as a minority interest. All material intercompany profits, transactions and balances have been eliminated.

    (3) Cash and cash equivalents: For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    (4) Inventories: Inventories are stated at the lower of cost or market using average cost and actual cost methods.

    (5) Property, plant and equipment and intangible assets: Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets ranging from two to thirty years. Intangible assets, consisting primarily of customer location values and goodwill, are stated at cost, net of amortization calculated using the straight-line method over periods ranging from 15 to 40 years. Accumulated amortization of intangible assets totaled $81,995,000 and $68,489,000 as of July 31, 1995 and 1994,
    respectively.

    On July 31, 1995, the Partnership adopted the provisions of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present, and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Adoption of FASB Statement No. 121 had no impact on the financial statements.

    (6) Forward, futures and option contracts: The Partnership also enters into forward and futures purchase/sale agreements and options involving propane and related products which are for trading and overall risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for on a mark-to-market basis.

    (7) Income taxes: The Partnership is a limited partnership. As a result, the Partnership's earnings or loss for Federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

    The Predecessor filed a consolidated Federal income tax return with its parent and affiliates. Income taxes were computed as though each company filed its own income tax return in accordance with the tax sharing agreement. Deferred income taxes were provided as a result of temporary differences between financial and tax reporting as described in Note M, using the asset/liability method. Deferred income taxes were recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

    (8) Net earnings (loss) per limited partner unit: Net earnings (loss) per limited partner unit is computed by dividing net earnings, after deducting the General Partner's 1% interest, by the weighted average number of outstanding Common Units, Subordinated Units and the dilutive effect of subordinated unit options. As described in Note F, the 1994 net loss before extraordinary loss of approximately $5,026,000, and the 1994 extraordinary loss from early extinguishment of debt of approximately $59,455,000, net of 607,000 minority interest, were allocated 100% to the General Partner. Accordingly, there was no net earnings per limited partner unit calculation attributable to the limited partners from inception to July 31, 1994.

    In accordance with the terms of the Partnership Agreement, the Partnership reallocated 99% of the initial year's net loss before extraordinary loss ($4,976,000) based on ownership percentages to the limited partners in 1995. The fiscal 1995 special allocation of the prior year operating loss to the limited partners resulted in a reduction in equity of $0.16 per limited partner unit.


C.  Quarterly Distributions of Available Cash

    The Partnership makes quarterly cash distributions of all of its "Available Cash", generally defined as consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

    Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common and Subordinated Unitholders (the "Unitholders") and 2% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the "Minimum Quarterly Distribution" ($0.50 per
    Unit), plus any "arrearages", prior to any distribution of Available Cash to the holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the "Subordination Period" (as defined below) and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

    In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning on or after August 1, 1999, in which (i) distributions of Available Cash equal or exceed the Minimum Quarterly Distribution on the Common Units and the Subordinated Units for each of the three consecutive four quarter periods immediately preceding such date and
    (ii) the Partnership has invested at least $50 million in acquisitions and capital additions or improvements to increase the operating capacity of the Partnership. Prior to the end of the Subordination Period (but not prior to August 1, 1997), 5,531,240 Subordinated Units held by the Company will convert into Common Units if (i) distributions of Available Cash on the
    Common Units and Subordinated Units equaled or exceeded the Minimum Quarterly Distribution for each of the two consecutive four-quarter period preceding August 1, 1997, and (ii) the operating cash generated by the Partnership in each of such four-quarter periods equaled or exceeded 125% of the Minimum Quarterly Distribution on all Common Units and all Subordinated Units. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

    The Partnership makes distributions of all of its Available Cash within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date.


D.  Supplemental Balance Sheet Information

    Inventories consist of:

        (in thousands)                                                                      1995             1994
                                                                                      --------------   --------------
        Liquefied propane gas and related products                                          $37,550          $38,890
        Appliances, parts and supplies                                                        6,540            4,672
                                                                                      ==============   ==============
                                                                                            $44,090          $43,562
                                                                                      ==============   ==============
        In  addition  to  inventories  on  hand,  the  Partnership  enters  into contracts to buy product for supply  purposes.  All such  contracts have terms of less than one year and call for payment  based on market prices at date of delivery.

    Property, plant and equipment consist of:

        (in thousands)                                                                     1995            1994
                                                                                       -------------   --------------
        Land and improvements                                                             $  21,380        $  18,589
        Buildings and improvements                                                           29,117           23,005
        Vehicles                                                                             46,199           37,283
        Furniture and fixtures                                                               23,336           17,776
        Bulk equipment and district facilities                                               37,086           33,091
        Tanks and customer equipment                                                        357,167          317,631
        Other                                                                                 6,825            5,097
                                                                                       -------------   --------------
                                                                                            521,110          452,472
        Less:  accumulated depreciation                                                     175,468          157,707
                                                                                       -------------   --------------
                                                                                           $345,642         $294,765
                                                                                       =============   ==============

        Depreciation expense totaled $21,649,000,  $1,602,000,  $17,659,000, and
        $20,449,000  for the year ended July 31, 1995,  the one month ended July
        31, 1994,  the eleven months ended June 30, 1994 and the year ended July
        31, 1993.


    Other current liabilities consist of:

        (in thousands)                                                                    1995             1994
                                                                                     ---------------   --------------
        Accrued insurance                                                                  $  6,045         $  6,624
        Accrued interest                                                                     12,972            2,161
        Accrued payroll                                                                       4,036            9,394
        Other                                                                                 8,380            8,424
                                                                                     ---------------   --------------
                                                                                            $31,433          $26,603
                                                                                     ===============   ==============


E.   Long-Term Debt

     Long-term debt consists of:

      (in thousands)                                                                     1995             1994
                                                                                     -------------     ------------
      Senior Notes
        Fixed rate, 10%, due 2001                                                        $200,000         $200,000

        Floating rate, 9.3125% and 7.375%, respectively, due 2001 (1)                      50,000           50,000

      Credit Agreement
        Term loan, 7.3125 and 7.375%, respectively, due 1997  (2)                          15,000           15,000

        Revolving credit loans, 7.125% to 9.125%, due 1997  (2)                            70,000                -

      Notes payable, 5.6% and 4.3% weighted average interest rates,
        respectively, due 1995 to 2004 (3)                                                  3,983            3,373
                                                                                     -------------     ------------
                                                                                          338,983          268,373
      Less:  current portion                                                                  795            1,311
                                                                                     =============     ============
                                                                                         $338,188         $267,062
                                                                                     =============     ============


      (1) The floating rate senior notes bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.125% and have mandatory sinking fund payments of $5,000,000 in 1999 and 2000. To offset the variable rate characteristic of the notes, the Partnership entered into interest rate collar agreements with two major banks limiting interest rates to between 8.135% and 9.625%.

      (2) The Operating Partnership has a Credit Agreement with a major bank, as Agent, consisting of a $15,000,000 term loan facility and $170,000,000 revolving credit facilities, of which $50,000,000 is available to support letters of credit. Borrowings under the agreement generally bear interest at Prime plus 0.25% or LIBOR plus 1.25%. On July 21, 1995, the Operating Partnership entered into an amended Credit Agreement which, effective August 1, 1995, increased the revolving credit facilities to $190,000,000 and decreased the applicable interest rate ranges to Prime plus 0% to .25% or LIBOR plus .052% to 1.25%.

             At the Partnership's option, amounts borrowed under the term loan and non-working capital borrowings under the revolving credit loans may be converted to borrowings which mature in twelve quarterly installments beginning September 1997.

      (3) The notes payable are secured by approximately $1,413,000 and $2,056,000 of property and equipment at July 31, 1995 and 1994, respectively.

     At July 31, 1995 and 1994,  $20,000,000  and $3,000,000,  respectively,  of short-term borrowings were outstanding under the revolving line of credit and letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $24,471,000.

     The Senior Note Indenture and Credit Agreement contain various restrictive covenants applicable to the Operating Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Operating Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Operating Partnership fails to meet certain coverage and capital expenditure tests. With respect to the capital expenditure tests, the Operating Partnership shall in the aggregate make future "Capital Investments" (as defined in the Senior Note Indenture) of approximately $25,000,000 by July 31, 1999, and $50,000,000 by the end of fiscal year 2000. The Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Note Indenture and Credit Agreement.

     Annual principal payments on long-term debt for each of the next five fiscal years are $795,000 in 1996, $438,000 in 1997, $5,252,000 in 1998,
     $28,569,000 in 1999 and $33,600,000 in 2000.

     During the one month ended July 31, 1994, the Partnership recognized an extraordinary loss from the debt premium and write off of financing costs of $59,455,000, net of minority interest of $607,000, resulting from the early extinguishment of $477,600,000 of indebtedness of the Company assumed by the Operating Partnership. During the eleven months ended June 30, 1994, the Predecessor recognized an extraordinary loss from debt premium and write-off of financing costs of approximately $867,000, net of income tax benefit of $531,000, resulting from the early extinguishment of $11,900,000 of its fixed rate senior notes. During fiscal year 1993, the Predecessor recognized an extraordinary loss from debt premium and write-off of financing costs of approximately $886,000, net of income tax benefit of $543,000, resulting from the early extinguishment of $10,500,000 of its fixed rate senior notes.

F.   Partners' Capital

     Partners' capital consists of 14,398,942 Common Units representing a 46% limited partner interest, 16,593,721 Subordinated Units representing a 53% limited partner interest, and a 1% General Partner interest.

     The Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement") contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts. In addition, the Partnership Agreement contains special provisions for the allocation of the extraordinary loss from the retirement of indebtedness, and the net loss from operations of the Partnership from the closing date on July 5, 1994, to July 31, 1994. In accordance with these special provisions of the Partnership Agreement, the extraordinary loss of $59,455,000, net of $607,000 minority interest, was allocated 100% to the General Partner and will not be reallocated to the limited partners. The net loss from operations of approximately $5,026,000 was allocated 100% to the General Partner from inception of the Partnership to the last day of the taxable year ending July 31, 1994. An amount equal to 99% of this net loss was reallocated to the limited partners in the taxable year ending July 31, 1995 based on their ownership percentages. (See Note B.)

     During the Subordination Period, the Partnership may issue up to 7,000,000 Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units and an unlimited number of partnership interests junior to the Common Units without a Unitholder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with acquisitions if certain cash flow criteria are met. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of additional general and limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner without the approval of any Unitholders.

     On  November  14,  1994,  the  Partnership  filed  Amendment  No.  1 to the
     Registration Statement on Form S-1 with the Securities and Exchange Commission a shelf registration statement on Form S-1 to register 2,400,000 Common Units representing limited partner interests in the Partnership. The registration statement was declared effective November 15, 1994. The Common Units may be issued from time to time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions.

G.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $100,750,000 for the year ended July 31, 1995 and $7,561,000 from inception to July 31, 1994, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership described in Note A included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner.

     A. Andrew Levison, a director of the General Partner is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the public offering of Common Units and Senior Notes, and was paid total fees of $5,100,000 during 1994. No fees were paid in 1995.

     The law firm of Bryan Cave, LLP (formerly Smith, Gill, Fisher & Butts, a Professional Corporation), is general counsel to the Partnership, General Partner, Ferrell Companies, Inc. ("Ferrell") and their respective subsidiaries and affiliates. David S. Mouber, a director of Ferrell at July 31, 1994, is a member of such law firm. The Partnership, Ferrell and their respective subsidiaries paid such firm fees of $151,000 from inception to July 31, 1994. The Predecessor, its parent and their respective subsidiaries paid such firm fees of $1,243,000 for the eleven months ended June 30, 1994 and $1,381,000 for the year ended July 31, 1993.

     In 1993, the Company received capital contributions from its parent consisting of i) the forgiveness of a $3,015,000 long-term note payable to affiliate, including interest, and ii) a $262,000 note receivable from affiliate.


H.   Contingencies and Commitments

     The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

     In connection with the formation of the Partnership, the General Partner contributed certain assets and liabilities. The Internal Revenue Service ("IRS") has examined the General Partner's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate to these contributed assets. The General Partner has reached a settlement agreement which substantially resolves all issues with the IRS with the exception of minor items which are presently being negotiated at the appellate level. Due to the settlement of these issues, additional deferred taxes were recorded by the General Partner. This noncash adjustment retroactively increased the basis of the assets the General Partner contributed to the Operating Partnership by $11,300,000 which, in turn, caused an increase to the General Partner's contributed capital that which was allocated pro rata among all partners. In addition, Operating Partnership goodwill also increased by $11,300,000 (to be amortized prospectively over a period of 15 years). These adjustments were not material to the financial position or the results of operations or liquidity, nor have they impacted the limited partners' tax basis in the Partnership units.

     Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2016. Rental expense under these leases totaled $11,233,000, $725,000, $9,556,000, and $10,903,000 for the year ended July
     31, 1995, the one month ended July 31, 1994, the eleven months ended June 30, 1994, and the year ended July 31, 1993, respectively. Future minimum lease commitments for such leases are $8,414,000 in 1996, $6,195,000 in 1997, $3,874,000 in 1998, $2,227,000 in 1999, $1,005,000 in 2000 and
     $3,985,000 thereafter.


I.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumed all liabilities, which included specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     The General Partner and its parent have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions are made to the plan at the discretion of the parent's Board of Directors. This plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Contributions for the year ended July 31, 1995, under the profit sharing provision and the 401(k) provision were $1,300,000 and $1,407,000 respectively. There were no contributions under the profit sharing provision or 401(k) provision of the plan from inception to July 31, 1994. Contributions during the eleven months ended June 30, 1994 and the year ended July 31, 1993 were $1,200,000 and $1,000,000 under the profit sharing provision, and $1,445,000 and $1,541,000 under the 401(k) provision.


J.  Unit Options

     On October 14, 1994, the General Partner adopted the Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan"), which currently authorizes the issuance of options (the "Unit Options") covering up to 850,000
     Subordinated Units to certain officers and employees of the General Partner, of which 775,000 options were granted, while 73,500 options were terminated and cancelled; thus 701,500 options were issued and outstanding at July 31, 1995 having an aggregate exercise price of $11,868,000. The Unit Options have the following characteristics: 1) exercise prices ranging from $16.80 to $18.54 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of grant, 2) vest immediately or over a one to five year period, 3) exercisable beginning after July 31, 1999, assuming the subordination period has elapsed, and 4) expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.

K. Disclosures About Off Balance Sheet Risk and Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of the instruments. Short-term borrowings approximates fair value as of July 31, 1995 and 1994. The estimated fair value of the Partnership's long-term debt was $347,485,000 and $269,547,000 as of July 31, 1995 and 1994, respectively. The fair value is estimated based on quoted market prices adjusted for discounted cash flows.

     Interest Rate Collar Agreements. On June 5, 1995, the Partnership entered into three-year interest rate collar agreements involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At July 31, 1995, the total notional principal amount of these agreements was $50,000,000. The counterparties to these agreements are large financial institutions. The interest rate collar agreements subject the company to financial risk that will vary during the life of these agreements in relation to market interest rates.

     Option Contracts. The Partnership is a party to certain option contracts, involving various liquefied petroleum products, for overall risk management purposes in connection with its trading activities. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized below.

     Forward and Futures Contracts. The Partnership is a party to certain forward and futures contracts for trading purposes. Net gains from trading activities were $5,818,000, $331,000, $6,458,000 and $6,739,000 for the year ended July 31, 1995, the one month ended July 31, 1994, the eleven months ended June 30, 1994 and the year ended July 31, 1993, respectively. Such contracts permit settlement by delivery of the commodity. Open contract positions are summarized below.

                                                   As of July 31
                                   (In thousands, except price per gallon data)


                           Derivative Financial Instruments Held for          Financial Instruments Held for
                                     Purposes Other than Trading                    Trading Purposes
                                        (Options)                               (Forward and Futures)
                    -------------------------------------------    ----------------------------------------------------

                           1995                    1994                     1995                        1994
                    --------------------    -------------------    ----------- -----------     ----------- ------------

                     Asset     Liab.         Asset     Liab.         Asset       Liab.           Asset        Liab.
                    -------- -----------    -------- ----------    ----------- -----------     ----------- ------------


   Volume
   (gallons)         1,071    (9,765)        8,358    (6,174)       170,057    (129,198)        194,800     (146,562)

   Price (cents/gal) 16-36     16-36         30-31     29-55         13-45       14-52           19-38        30-39

   Maturity         8/95-1/96 8/95-1/96    11/94-1/95 9/94-10/94    8/95-1/96   8/95-1/96       8/94-12/94   8/94-1/95
   Dates

   Contract
   Amounts ($)        380     (3,572)        2,522    (1,935)        57,419     (43,605)         62,237     (51,031)

   Fair Value ($)     340     (3,758)        2,603    (2,000)        57,463     (43,504)         63,147     (50,680)

   Unrealized
   gain(loss) ($)    (40)      (186)          81       (65)            44          101             910          351

                                      F-16

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


L.  Acquisitions

    On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Immediately following the closing of the purchase of Vision, the General Partner (i) caused Vision and each of its subsidiaries to be merged into the General Partner (except for a trucking subsidiary which dividended substantially all of its assets to the General Partner). As a result of the contribution, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Vision and its subsidiaries (excluding income tax liabilities), including obligation of the General Partner under a $45,000,000 loan agreement under which the General Partner borrowed funds to pay the purchase price for Vision. The Operating Partnership repaid the loan immediately after the transfer of assets with funds borrowed under its Credit Facility. In consideration of the retention by the General Partner of certain income tax liabilities, the Partnership issued 138,392 Common Units to the General Partner. The Operating Partnership received a contribution of $7,300,000 from the General Partner, representing the excess of the value of the assets over the liabilities conveyed and the units issued to the General Partner. This contribution is allocated to each partner based on their relative ownership percentages following the closing of the Vision acquisition. The total assets contributed to the Operating Partnership of approximately $57,100,000 (the General Partner's cost basis) has been preliminarily allocated as follows
    (i) working capital of $2,443,000, (ii) property, plant and equipment of $36,919,000 and (iii) intangible assets of $17,738,000. The total liabilities assumed by the Operating Partnership were approximately
    $45,000,000. The transaction has been accounted for similar to purchase accounting and, accordingly, the results of operations of Vision have been included in the consolidated financial statements from the date of contribution.

    The following pro forma financial information assumes the Vision transaction occurred at the beginning of each of the periods presented and also includes the pro forma effects of the Partnership formation as of August 1, 1993 (as described in Note A):


      (in thousands, except per unit amounts)
      -------------------------------------------------------------
      (unaudited)                                                         Pro Forma Year        Pro Forma Year
                                                                              Ended             Ended July 31,
                                                                           July 31, 1995             1994
                                                                         -----------------     -----------------

      Total revenues                                                             $612,227              $594,792
      Net earnings                                                                 24,386                43,735

      Net earnings per limited partner unit                                   $      0.78           $      1.40

    During the year ended July 31, 1995, the Partnership made acquisitions and received contributions of businesses valued at $80,651,000 (including working capital acquired of $3,282,000). This total consists of $19,677,000 cash payments and the following noncash transactions: $45,000,000 debt assumed, $7,300,000 contributed capital, $6,600,000 issuance of Partnership units, and $2,074,000 other costs and consideration.

M.   Income Taxes (Predecessor)

    As stated in Note B, the Partnership's earnings or loss for Federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. The information presented below pertains to the Predecessor.

    Income tax expense (benefit) consists of:
                                                                             Eleven              Fiscal Year
                                                                          Months Ended              Ended
      (in thousands)                                                      June 30, 1994         July 31, 1993
                                                                        ------------------     ----------------
      Current                                                                   $     209             $    606
      Deferred                                                                      7,136                (663)
                                                                        ------------------     ----------------
                                                                                  $ 7,345             $   (57)
                                                                        ==================     ================

      Allocated to:
        Operating activities                                                      $ 7,876                 $486
        Extraordinary loss                                                          (531)                (543)
                                                                        ------------------     ----------------
                                                                                  $ 7,345             $   (57)
                                                                        ==================     ================

    Deferred  taxes result from  temporary  differences  in the  recognition  of income and expense for tax and financial statement purposes. The significant temporary  differences and related  deferred tax provision  (benefit) are as follows:
                                                                               Eleven              Fiscal Year
                                                                             Months Ended             Ended
        (in thousands)                                                      June 30, 1994         July 31,1993
                                                                          ------------------     ----------------
        Depreciation expense                                                      $     104            $   1,568
        Net operating loss carryforwards                                              9,258              (1,975)
        Net cash, accrual and other differences                                     (2,696)                (752)
        Amortization                                                                    470                  496
                                                                          ==================     ================
                                                                                   $  7,136            $   (663)
                                                                          ==================     ================


    For Federal income tax purposes, the Company had net operating loss carryforwards of approximately $201,000,000 at June 30, 1994 available to offset future taxable income. These net operating loss carryforwards expire at various dates through 2009.


    A reconciliation between the effective tax rate and the statutory Federal rate follows:

                                                                      Eleven Months              Fiscal Year
                                                                          Ended                     Ended
      (in thousands)                                                  June 30, 1994             July 31, 1993
                                                                  -----------------------   ----------------------
                                                                   Amount          %         Amount          %
                                                                  ----------    ---------  ------------   --------
      Income tax expense (benefit)
         at statutory rate                                           $6,585         35.0        $(284)     (34.0)
      Statutory surtax                                                (188)        (1.0)             -           --
      State income taxes, net of
         Federal benefit                                                827          4.4           182       21.8
      Nondeductible meal and
         entertainment expense                                           54          0.3            36        4.3
      Other                                                              67          0.3             9        1.1
                                                                  ----------    ---------  ------------   --------
                                                                     $7,345         39.0        $ (57)      (6.8)
                                                                  ==========    =========  ============   ========

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas, L.P.
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. (formerly Ferrellgas, Inc.) and subsidiaries as of July 31, 1995 and 1994 (Successor), and the related consolidated statements of earnings, partners' capital and cash flows for the year ended July 31, 1995 and for the one month ended July 31, 1994 (Successor), the eleven months ended June 30, 1994 and the year ended July 31, 1993 (Predecessor). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 1995 and 1994 (Successor), and the results of their operations and their cash flows for the year ended July 31, 1995 and for the one month ended July 31, 1994 (Successor), the eleven months ended June 30, 1994 and the year ended July 31, 1993 (Predecessor) in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 1995

FERRELLGAS L.P. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)


ASSETS                                                   July 31, 1995   July 31, 1994
----------------------------------------------------   ---------------- --------------

Current Assets:
  Cash and cash equivalents                                $  29,877         $  14,535
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $874 and
    $798 in 1995 and 1994, respectively)                      58,239            50,780
  Inventories                                                 44,090            43,562
  Prepaid expenses and other current assets                    5,884             2,042
                                                       --------------    --------------
    Total Current Assets                                     138,090           110,919

  Property, plant and equipment, net                         345,642           294,765
  Intangible assets, net                                      86,886            63,291
  Other assets, net                                            7,978             8,218
                                                       ==============    ==============
    Total Assets                                            $578,596          $477,193
                                                       ==============    ==============



LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------
Current Liabilities:
  Accounts payable                                         $  57,729         $  46,368
  Other current liabilities                                   31,432            26,603
  Short-term borrowings                                       20,000             3,000
                                                       --------------    --------------
    Total Current Liabilities                                109,161            75,971

  Long-term debt                                             338,188           267,062
  Other liabilities                                           11,398            11,528
  Contingencies and commitments

Partners' Capital
  Limited partner                                            118,638           121,393
  General partner                                              1,211             1,239
                                                       --------------    --------------
    Total Partners' Capital                                  119,849           122,632
                                                       --------------    --------------
    Total Liabilities and Partners' Capital                 $578,596          $477,193
                                                       ==============    ==============


See notes to consolidated financial statements.

FERRELLGAS L.P. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)





                                                                                             For the year ended July 31, 1994
                                                   For the year           One month            Eleven months     For the year
                                                       ended                ended               ended                ended
                                                   July 31, 1995        July 31, 1994          June 30, 1994     July 31, 1993
                                                  ----------------     ----------------     ------------------------------------
                                                                                               (Predecessor)      (Predecessor)
Revenues:
  Gas liquids and related product sales                  $565,607             $ 22,411            $477,285             $516,891
  Other                                                    30,829                2,155              24,705               25,054
                                                  ----------------     ----------------     ---------------     ----------------
    Total revenues                                        596,436               24,566             501,990              541,945

Cost of product sold (exclusive of
  depreciation, shown separately below)                   339,641               13,211             256,095              298,033
                                                  ----------------     ----------------     ---------------     ----------------

Gross profit                                              256,795               11,355             245,895              243,912

Operating expense                                         153,225               10,078             135,058              139,617
Depreciation and amortization expense                      32,014                2,383              26,452               30,840
General and administrative expense                         11,357                  935               8,923               10,079
Vehicle leases expense                                      4,271                  350               3,940                4,823
                                                  ----------------     ----------------     ---------------     ----------------

Operating income (loss)                                    55,928              (2,391)              71,522               58,553

Interest expense                                         (31,993)              (2,662)            (53,693)             (60,071)
Interest income (including related parties of $1,018
  and $725 in eleven months ended June 30, 1994
  and year ended July 31, 1993, respectively)               1,268                   73               3,599                3,266
Loss on disposal of assets                                (1,139)                 (97)             (1,215)              (1,153)
                                                  ----------------     ----------------     ---------------     ----------------
Earnings (loss) before income taxes
  and extraordinary loss                                   24,064              (5,077)              20,213                  595

Income tax provision                                            -                   -                7,876                  486
                                                  ----------------     ----------------     ---------------     ----------------
Earnings (loss) before extraordinary loss                  24,064              (5,077)              12,337                  109

Extraordinary loss on early  extinguishment
  of debt, net of tax benefit of $531
  and $543 in eleven months ended June 30, 1994
  and year ended  July 31, 1993, respectively                    -              60,062                 867                  886
                                                  ----------------     ----------------     ---------------     ----------------
Net earnings (loss)                                     $  24,064            $(65,139)           $  11,470          $     (777)
                                                  ================     ================     ===============     ================


See notes to consolidated financial statements.

FERRELLGAS L.P. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY/PARTNERS' CAPITAL
(in thousands)



                                   Number of               Additional                     Total
                                   Common        Common      paid-in    Accumulated   stockholder's
                                   Shares        stock       capital      deficit        equity
                                 ------------  ----------  ------------ ------------ ----------------
August 1, 1992 (Predecessor)             1.0          $1       $29,535    $(20,728)        $   8,808

  Capital contribution
    from Ferrell Companies, Inc.           -           -         3,277            -            3,277

  Capital transaction - Ferrell
    Companies, Inc. long-term
    incentive plan                         -           -            51            -               51

  Net loss                                 -           -             -        (777)            (777)
                                 ------------  ----------  ------------ ------------ ----------------

July 31, 1993 (Predecessor)              1.0           1        32,863     (21,505)           11,359

  Net earnings                             -           -             -       11,470           11,470
                                 ------------  ----------  ------------ ------------ ----------------

June 30, 1994  (Predecessor)             1.0          $1       $32,863    $(10,035)          $22,829
                                 ============  ==========  ============ ============ ================



                                                                                         Total
                                                             Limited      General        partners'
                                                             partner      partner        capital
                                                           ------------ ------------ ----------------

 April 22, 1994                                               $      -      $      -         $     -


Contributions in connection with
  formation of the Partnership                                 185,874        1,897          187,771

  Net loss                                                    (64,481)        (658)         (65,139)
                                                           ------------ ------------ ----------------

July 31, 1994                                                  121,393        1,239          122,632

Assets contributed in connection
  with acquisitions                                              7,226           74            7,300

Additions to capital in connection
 with acquisitions                                               6,666           69            6,735

Quarterly distributions                                       (51,654)        (528)         (52,182)

Adjustments to capital related
to resolution of income tax
contingencies                                                   11,186          114           11,300

Net earnings                                                    23,821          243           24,064
                                                           ------------ ------------ ----------------

July 31, 1995                                                 $118,638       $1,211         $119,849
                                                           ============ ============ ================

See notes to consolidated financial statements.

FERRELLGAS L.P. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                                                                     For the year ended July 31, 1994
                                                       For the year      One month       Eleven months   For the year
                                                           ended           ended            ended           ended
                                                       July 31, 1995   July 31, 1994     June 30, 1994  July 31, 1993
                                                       --------------  --------------   -------------------------------
                                                                                         (Predecessor)  (Predecessor)
Cash Flows From Operating Activities:
 Net earnings (loss)                                         $24,064       $(65,139)          $11,470       $    (777)
 Reconciliation of net earnings (loss)
  to net cash from operating activities:
  Depreciation and amortization                               32,014           2,383           26,452           30,840
  Extraordinary loss                                               -          60,062              867              886
  Other                                                        3,191              22            5,130            5,236
  Changes in  operating  assets and  liabilities
   net of effects  from  business acquisitions:
    Accounts and notes receivable                              (906)             196            (816)            (252)
    Inventories                                                7,388         (5,631)         (14,279)           10,229
    Prepaid expenses and other current assets                (3,497)             618            (763)              977
    Accounts payable                                           5,246         (2,809)           16,231         (11,918)
    Accrued interest expense                                  10,680         (3,448)          (4,765)            (233)
    Other current liabilities                               (11,704)           1,715            7,001            1,962
    Other liabilities                                          (446)            (35)          (1,072)              131
    Deferred income taxes                                          -               -            7,667            (120)
                                                       --------------  --------------   --------------  ---------------
      Net cash provided (used) by operating activities        66,030        (12,066)           53,123           36,961
                                                       --------------  --------------   --------------  ---------------
Cash Flows From Investing Activities:
 Business acquisitions                                      (19,677)           (874)          (2,451)            (810)
 Capital expenditures                                       (19,722)         (1,894)          (7,826)         (13,378)
 Other                                                           173              31               26               27
                                                       --------------  --------------   --------------  ---------------
      Net cash used by investing activities                 (39,226)         (2,737)         (10,251)         (14,161)
                                                       --------------  --------------   --------------  ---------------
Cash Flows From Financing Activities:
 Net additions to short-term borrowings                       17,000           3,000                -                 -
 Additions to long-term debt                                  85,000         265,000                -                81
 Reductions of long-term debt                               (61,400)       (477,903)         (13,640)          (12,796)
 Distributions                                              (52,182)               -                -                 -
 Additional payments to retire debt                                -         (48,857)          (1,190)          (1,195)
 Additions to financing costs                                      -          (6,575)             (51)            (627)
 Net issuance of Common Units                                      -         255,006                 -                -
 Reacquisition of Class B redeemable common stock                  -               -                 -          (3,218)
 Cash transfer from predecessor company                            -          39,791                 -                -
 Other                                                           120           (124)          (6,330)             (298)
                                                       --------------  --------------   --------------  ---------------
      Net cash provided (used) by financing activities      (11,462)          29,338         (21,211)         (18,053)
                                                       --------------  --------------   --------------  ---------------
Increase in cash and cash equivalents                         15,342          14,535           21,661            4,747
Cash and cash equivalents - beginning of period               14,535               -           32,706           27,959
                                                       ==============  ==============   ==============  ===============
Cash and cash equivalents - end of period                    $29,877        $ 14,535          $54,367          $32,706
                                                       ==============  ==============   ==============  ===============
Cash paid for interest                                       $19,918        $  6,093          $55,681          $57,563
                                                       ==============  ==============   ==============  ===============



See notes to consolidated financial statements.

                                FERRELLGAS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1995

A.  Partnership Organization and Formation

     Ferrellgas, L.P. (the "Partnership" or "Operating Partnership") was formed April 22, 1994, as a Delaware limited partnership to acquire, own and operate the propane business and substantially all of the assets of Ferrellgas, Inc. (the "Company" or "General Partner"). Ferrellgas Partners, L.P. (the "Master Partnership") is a Delaware limited partnership and holds a 99% interest in the Partnership as the sole limited partner. The Company holds a 1.0101% interest in the Partnership as the General Partner and performs all management functions required for the Partnership.

    On July 5, 1994, the Master Partnership completed an initial public offering of 13,100,000 Common Units representing limited partner interests (the "Common Units") at $21 per Common Unit. As of the date of the offering, the 13,100,000 Common Units represented a 41.8% limited partner interest in the Partnership. Concurrent with the closing of the offering, the Company contributed all of its propane business and assets to the Partnership (excluding approximately $39,000,000 in cash, payables to or receivables from its parent and affiliates and an investment in the Class B Stock of Ferrell Companies, Inc.) in exchange for 1,000,000 Common Units, 16,593,721 Subordinated Units and Incentive Distribution Rights, representing additional limited partner interests in the Master Partnership, as of the date of the offering, as well as a 2% general partner interest in the Master Partnership and the Partnership, on a combined basis.

    In connection with the contribution of the propane business and assets by the Company, the Operating Partnership assumed all of the liabilities, whether known or unknown, associated with such assets (other than income tax liabilities). The net book value contributed to the Partnership, adjusted for the settlement of tax contingency (see Note H), is reported below:

            (In thousands)
            Total assets conveyed                              $509,535
            Total liabilities assumed                           565,471
                                                          --------------
            Net liabilities                                    $(55,936)
                                                          ==============


    Supplementary Pro Forma Consolidated Statements of Earnings (Unaudited): The following pro forma consolidated statement of earnings for the fiscal year ended July 31, 1994, was derived from the historical statement of earnings of the Company for the eleven months ended June 30, 1994, and the statement of earnings of the Partnership from inception to July 31, 1994. The pro forma statement of earnings for the fiscal year ended July 31, 1993, was derived from the historical statement of earnings of the Company. The pro forma consolidated statements of earnings of the Partnership should be read in conjunction with the consolidated financial statements of the Partnership and the Company and the notes thereto. The objective of this data is to show the effects on the historical financial information as if the Partnership formation had occurred on August 1, 1992.

    The following supplementary pro forma consolidated statements of earnings are for comparative purposes and are not indicative of the results of future operations of the Partnership:

      (in thousands, except  unit amounts)
                                                         Audited                Pro Forma             Pro Forma
                                                      July 31, 1995           July 31, 1994         July 31, 1993
                                                   ---------------------    ------------------    ------------------
      Revenues:
        Gas liquids and related product sales                  $565,607              $499,696              $516,891
        Other                                                    30,829                26,860                25,054
                                                   ---------------------    ------------------    ------------------
          Total revenues                                        596,436               526,556               541,945

      Cost of product sold (exclusive of
      depreciation, shown separately below)                     339,641               269,306               298,033
                                                   ---------------------    ------------------    ------------------

      Gross profit                                              256,795               257,250               243,912

      Operating expense                                         153,225               145,136               139,617
      Depreciation and amortization expense                      32,014                28,835                30,840
      General and administrative expense                         11,357                10,358 (1)            10,579 (1)
      Vehicle leases expenses                                     4,271                 4,290                 4,823
                                                   ---------------------    ------------------    ------------------

      Operating income                                           55,928                68,631                58,053

      Interest expense                                         (31,993)              (28,130) (2)          (29,220) (2)
      Interest income                                             1,268                 1,123 (3)               898 (3)
      Loss on disposal of assets                                (1,139)               (1,312)               (1,153)
                                                   ---------------------    ------------------    -----------------
      Earnings before extraordinary loss                      $  24,064             $  40,312             $  28,578
                                                   =====================    ==================    ==================


      (1)    Reflects estimated general and administrative costs associated with the Partnership.
      (2)    Reflects the adjustment to interest expense resulting from the early retirement of debt, net of additional borrowings.
      (3)    Reflects the reduction of interest  income to the  Partnership as a result of lower cash balances  available for short-term  investment opportunities.


B.   Summary of Significant Accounting Policies

    (1) Nature of operations: The partnership is engaged primarily in the sale, distribution, marketing and trading of propane and other natural gas liquids throughout the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. The Partnership serves more than 700,000 residential, industrial/commercial and agricultural customers.

    (2) Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its wholly owned subsidiaries, Ferrellgas Finance Corp., and Stratton Insurance Company. All material intercompany profits, transactions and balances have been eliminated.

    (3) Cash and cash equivalents: For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    (4) Inventories: Inventories are stated at the lower of cost or market using average cost and actual cost methods.

    (5) Property, plant and equipment and intangible assets: Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets ranging from two to thirty years. Intangible assets, consisting primarily of customer location values and goodwill, are stated at cost, net of amortization calculated using the straight-line method over periods ranging from 15 to 40 years. Accumulated amortization of intangible assets totaled $81,995,000 and $68,489,000 as of July 31, 1995 and 1994,
    respectively.

    On July 31, 1995, the Partnership adopted the provisions of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Adoption of FASB Statement No. 121 had no impact on the financial statements.

    (6) Forward, futures and options contracts: The Partnership also enters into forward and futures purchase/sale agreements and options involving propane and related products which are for trading and overall risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for on a mark-to-market basis.

    (7) Income taxes: The Partnership is a limited partnership. As a result, the Partnership's earnings or loss for Federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

    The Predecessor filed a consolidated Federal income tax return with its parent and affiliates. Income taxes were computed as though each company filed its own income tax return in accordance with the tax sharing agreement. Deferred income taxes were provided as a result of temporary differences between financial and tax reporting as described in Note L, using the asset/liability method. Deferred income taxes were recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.


C.   Quarterly Distributions of Available Cash

    The Partnership makes quarterly cash distributions of all of its "Available Cash", generally defined as consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

    Distributions by the Partnership in an amount equal to 100% of its Available Cash will be made 98.9899% to the Master Partnership and 1.0101% to the General Partner. The Partnership makes distributions of all of its Available Cash within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date.


D.   Supplemental Balance Sheet Information

     Inventories consist of:

        (in thousands)                                                                    1995             1994
                                                                                      --------------   --------------
        Liquefied propane gas and related products                                          $37,550          $38,890
        Appliances, parts and supplies                                                        6,540            4,672
                                                                                      ==============   ==============
                                                                                            $44,090          $43,562
                                                                                      ==============   ==============

        In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment consist of:

        (in thousands)                                                                    1995             1994
                                                                                      --------------   -------------
        Land and improvements                                                              $ 21,380        $ 18,589
        Buildings and improvements                                                           29,117          23,005
        Vehicles                                                                             46,199          37,283
        Furniture and fixtures                                                               23,336          17,776
        Bulk equipment and district market facilities                                        37,086          33,091
        Tanks and customer equipment                                                        357,167         317,631
        Other                                                                                 6,825           5,097
                                                                                      --------------   -------------
                                                                                            521,110         452,472
        Less:  accumulated depreciation                                                     175,468         157,707
                                                                                      ==============   =============
                                                                                           $345,642        $294,765
                                                                                      ==============   =============

        Depreciation expense totaled $21,649,000,  $1,602,000,  $17,659,000, and
        $20,449,000  for the year ended July 31, 1995,  the one month ended July
        31, 1994,  the eleven months ended June 30, 1994 and the year ended July
        31, 1993.


     Other current liabilities consist of:

         (in thousands)                                                                    1995           1994
                                                                                       -------------  --------------
         Accrued insurance                                                                $   6,045       $   6,624
         Accrued interest                                                                    12,972           2,161
         Accrued payroll                                                                      4,036           9,394
         Other                                                                                8,379           8,424
                                                                                       -------------  --------------
                                                                                            $31,432         $26,603
                                                                                       =============  ==============

E.   Long-Term Debt

     Long-term debt consists of:

      (in thousands)                                                                     1995             1994
                                                                                     -------------     ------------
      Senior Notes
        Fixed rate, 10%, due 2001                                                        $200,000         $200,000

        Floating rate, 9.3125% and 7.875%, respectively, due 2001 (1)                      50,000           50,000

      Credit Agreement
        Term loan, 7.3125% and 7.375%, respectively, due 1997 (2)                          15,000           15,000

        Revolving credit loans, 7.125% to 9.125%, due 1997 (2)                             70,000                -

      Notes payable, 5.6% and 4.3% weighted average interest rates,
        respectively, due 1995 to 2004 (3)                                                  3,983            3,373
                                                                                     -------------     ------------
                                                                                          338,983          268,373
      Less:  current portion                                                                  795            1,311
                                                                                     =============     ============
                                                                                         $338,188         $267,062
                                                                                     =============     ============

      (1) The floating rate senior notes bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.125% and have mandatory sinking fund payments of $5,000,000 in 1999 and 2000. To offset the variable rate characteristic of the notes, the Partnership entered into interest rate collar agreements with two major banks limiting interest rates to between 8.135% and 9.625%.

      (2) The Partnership has a Credit Agreement with a major bank, as Agent, consisting of a $15,000,000 term loan facility and $170,000,000 revolving credit facilities, of which $50,000,000 is available to support letters of credit. Borrowings under the agreement generally bear interest at Prime plus 0.25% or LIBOR plus 1.25%. On July 21, 1995, the Partnership entered into an amended Credit Agreement which, effective August 1, 1995, increased the revolving credit facilities to $190,000,000 and decreased the applicable interest rate ranges to Prime plus 0% to .25% or LIBOR plus .052% to 1.25%.

             At the Partnership's option, amounts borrowed under the term loan and non-working capital borrowings under the revolving credit loans may be converted to borrowing which mature in twelve quarterly installments beginning September 1997.

      (3) The notes payable are secured by approximately $1,413,000 and $2,056,000 of property and equipment at July 31, 1995 and 1994, respectively.

     At July 31, 1995 and 1994,  $20,000,000  and $3,000,000,  respectively,  of short-term borrowings were outstanding under the revolving line of credit and letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $24,471,000.

     The Senior Note Indenture and Credit Agreement contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Partnership fails to meet certain coverage and capital expenditure tests. With respect to the capital expenditure tests, the Partnership shall in the aggregate make future "Capital Investments" (as defined in the Senior Note Indenture) of approximately $25,000,000 by July 31, 1999, and $50,000,000 by the end of fiscal year 2000. The Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Note Indenture and Credit Agreement.

     Annual principal payments on long-term debt for each of the next five fiscal years are $795,000 in 1996, $438,000 in 1997, $5,252,000 in 1998,
     $28,569,000 in 1999 and $33,600,000 in 2000.

     During the one month ended July 31, 1994, the Partnership recognized an extraordinary loss from the debt premium and write off of financing costs of $59,455,000, net of minority interest of $607,000 resulting from the early extinguishment of $477,600,000 of indebtedness of the Company assumed by the Operating Partnership. During the eleven months ended June 30, 1994, the Predecessor recognized an extraordinary loss from debt premium and write-off of financing costs of approximately $867,000, net of income tax benefit of $531,000, resulting from the early extinguishment of $11,900,000 of its fixed rate senior notes. During fiscal year 1993, the Predecessor recognized an extraordinary loss from debt premium and write-off of financing costs of approximately $886,000, net of income tax benefit of $543,000, resulting from the early extinguishment of $10,500,000 of its fixed rate senior notes.


F.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $100,750,000 for the year ended July 31, 1995 and $7,561,000 from inception to July 31, 1994, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership described in Note A included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner.

     A. Andrew Levison, a director of the General Partner is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the public offering of Common Units and Senior Notes, and was paid total fees of $5,100,000 during 1994. No fees were paid in 1995.

     The law firm of Bryan Cave, LLP (formerly Smith, Gill, Fisher & Butts, a Professional Corporation), is general counsel to the Partnership, General Partner, Ferrell Companies, Inc. ("Ferrell") and their respective subsidiaries and affiliates. David S. Mouber, a director of Ferrell at July 31, 1994, is a member of such law firm. The Partnership, Ferrell and their respective subsidiaries paid such firm fees of $151,000 from inception to July 31, 1994. The Predecessor, its parent and their respective subsidiaries paid such firm fees of $1,243,000 for the eleven months ended June 30, 1994 and $1,381,000 for the year ended July 31, 1993.

     In 1993, the Company received capital contributions from its parent consisting of i) the forgiveness of a $3,015,000 long-term note payable to affiliate, including interest, and ii) a $262,000 note receivable from affiliate.

G.   Contingencies and Commitments

     The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

     In connection with the formation of the Partnership, the General Partner contributed certain assets and liabilities. The Internal Revenue Service ("IRS") has examined the General Partner's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate to these contributed assets. The General Partner has reached a settlement agreement which substantially resolves all issues with the IRS with the exception of minor items which are presently being negotiated at the appellate level. Due to the settlement of these issues, additional deferred taxes were recorded by the General Partner. This noncash adjustment retroactively increased the basis of the assets the General Partner contributed to the Partnership by $11,300,000 which, in turn, caused an increase to the General Partner's contributed capital that was allocated pro rata among all partners. In addition, Partnership goodwill also increased by $11,300,000 (to be amortized prospectively over a period of 15 years). These adjustments were not material to the financial position or the results of operations or liquidity.

     Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2016. Rental expense under these leases totaled $11,233,000, $725,000, $9,556,000, and $10,903,000 for the year ended July
     31, 1995, the one month ended July 31, 1994, the eleven months ended June 30, 1994, and the year ended July 31, 1993, respectively. Future minimum lease commitments for such leases are $8,414,000 in 1996, $6,195,000 in 1997, $3,874,000 in 1998, $2,227,000 in 1999, $1,005,000 in 2000 and
     $3,985,000 thereafter.


H.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumed all liabilities, which included specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     The General Partner and its parent have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions are made to the plan at the discretion of the parent's Board of Directors. This plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Contributions for the year ended July 31, 1995, under the profit sharing provision and the 401(k) provision were $1,300,000 and $1,407,000 respectively. There were no contributions under the profit sharing provision or 401(k) provision of the plan from inception to July 31, 1994. Contributions during the eleven months ended June 30, 1994 and the year ended July 31, 1993 were $1,200,000 and $1,000,000 under the profit sharing provision, and $1,445,000 and $1,541,000 under the 401(k) provision.

I.   Unit Options

     On October 14, 1994, the General Partner adopted the Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan"), which currently authorizes the issuance of options (the "Unit Options") covering up to 850,000 of the Master Limited Partnership's Subordinated Units to certain officers and employees of the General Partner, of which 775,000 options were granted, while 73,500 options were terminated and cancelled; thus 701,500 options were issued and outstanding at July 31, 1995 having an aggregate exercise price of $11,868,000. The Unit Options have the following characteristics:
     1) exercise prices ranging from $16.80 to $18.54 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of grant, 2) vest immediately or over a one to five year period, 3) exercisable beginning after July 31, 1999, assuming the subordination period has elapsed, and 4) expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.


J. Disclosures About Off Balance Sheet Risk and Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of the instruments. Short-term borrowings approximates fair value as of July 31, 1995 and 1994. The estimated fair value of the Partnership's long-term debt was $347,485,000 and $269,547,000 as of July 31, 1995 and 1994, respectively. The fair value is estimated based on quoted market prices adjusted for discounted cash flows.

     Interest Rate Collar Agreements. On June 5, 1995, the Partnership entered into three-year interest rate collar agreements involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At July 31, 1995, the total notional principal amount of these agreements was $50,000,000. The counterparties to these agreements are large financial institutions. The interest rate collar agreements subject the company to financial risk that will vary during the life of these agreements in relation to market interest rates.

     Option Contracts. The Partnership is a party to certain option contracts, involving various liquefied petroleum products, for overall risk management purposes in connection with its trading activities. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized below.

     Forward and Futures Contracts. The Partnership is a party to certain forward and futures contracts for trading purposes. Net gains from trading activities were $5,818,000, $331,000, $6,458,000 and $6,739,000 for the year ended July 31, 1995, the one month ended July 31, 1994, the eleven months ended June 30, 1994 and the year ended July 31, 1993, respectively. Such contracts permit settlement by delivery of the commodity. Open contract positions are summarized below.


                                                   As of July 31
                                   (In thousands, except price per gallon data)


                           Derivative Financial Instruments Held for          Financial Instruments Held for
                                     Purposes Other than Trading                    Trading Purposes
                                        (Options)                               (Forward and Futures)
                    -------------------------------------------    ----------------------------------------------------

                           1995                    1994                     1995                        1994
                    --------------------    -------------------    ----------- -----------     ----------- ------------

                     Asset     Liab.         Asset     Liab.         Asset       Liab.           Asset        Liab.
                    -------- -----------    -------- ----------    ----------- -----------     ----------- ------------


   Volume
   (gallons)         1,071    (9,765)        8,358    (6,174)       170,057    (129,198)        194,800     (146,562)

   Price (cents/gal) 16-36     16-36         30-31     29-55         13-45       14-52           19-38        30-39

   Maturity         8/95-1/96 8/95-1/96    11/94-1/95 9/94-10/94    8/95-1/96   8/95-1/96       8/94-12/94   8/94-1/95
   Dates

   Contract
   Amounts ($)        380     (3,572)        2,522    (1,935)        57,419     (43,605)         62,237     (51,031)

   Fair Value ($)     340     (3,758)        2,603    (2,000)        57,463     (43,504)         63,147     (50,680)

   Unrealized
   gain(loss) ($)    (40)      (186)          81       (65)            44          101             910          351

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

K.   Acquisitions

    On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Immediately following the closing of the purchase of Vision, the General Partner (i) caused Vision and each of its subsidiaries to be merged into the General Partner (except for a trucking subsidiary which dividended substantially all of its assets to the General Partner). As a result of the contribution, the Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Vision and its subsidiaries (excluding income tax liabilities), including obligation of the General Partner under a $45,000,000 loan agreement under which the General Partner borrowed funds to pay the purchase price for Vision. The Partnership repaid the loan immediately after the transfer of assets with funds borrowed under its Credit Facility. In consideration of the retention by the General Partner of certain income tax liabilities, the Master Partnership issued 138,392 Common Units to the General Partner. The Partnership received a contribution of $7,300,000 from the General Partner, representing the excess of the value of the assets over the liabilities conveyed and the units issued to the General Partner. This contribution is allocated to each partner based on their relative ownership percentages following the closing of the Vision acquisition. The total assets contributed to the Partnership of approximately $57,100,000 (the General Partner's cost basis) has been preliminarily allocated as follows: (i) working capital of $2,443,000, (ii) property, plant and equipment of $36,919,000, and (iii) intangible assets of

    $17,738,000. The total liabilities assumed by the Partnership were approximately $45,000,000. The transaction has been accounted for similar to purchase accounting and, accordingly, the results of operations of Vision have been included in the consolidated financial statements from the date of contribution.

    The following pro forma financial information assumes the Vision transaction occurred at the beginning of each of the periods presented and also includes the pro forma effects of the Partnership formation as of August 1, 1993 (as described in Note A):

      (in thousands, except per unit amounts)                             Pro Forma Year        Pro Forma Year
                                                                              Ended             Ended July 31,
      (unaudited)                                                          July 31, 1995             1994
                                                                         -----------------     -----------------

      Total revenues                                                             $612,227              $594,792
      Net earnings                                                                 24,386                43,735

      Net earnings per limited partner unit                                   $      0.78           $      1.40

    During the year ended July 31, 1995, the Partnership made acquisitions and received contributions of businesses valued at $80,651,000 (including working capital acquired of $3,282,000). This total consists of $19,677,000 cash payments and the following noncash transactions: $45,000,000 debt assumed, $7,300,000 contributed capital, $6,600,000 issuance of Master Partnership units, and $2,074,000 other costs and consideration.

L.   Income Taxes (Predecessor)

    As stated in Note B, the Partnership's earnings or loss for Federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. The information presented below pertains to the Predecessor.

    Income tax expense (benefit) consists of :
                                                                             Eleven              Fiscal Year
                                                                          Months Ended              Ended
      (in thousands)                                                      June 30, 1994         July 31, 1993
                                                                        ------------------     ----------------
      Current                                                                   $     209             $    606
      Deferred                                                                      7,136                (663)
                                                                        ------------------     ----------------
                                                                                  $ 7,345             $   (57)
                                                                        ==================     ================

      Allocated to:
        Operating activities                                                      $ 7,876                 $486
        Extraordinary loss                                                          (531)                (543)
                                                                        ------------------     ----------------
                                                                                  $ 7,345             $   (57)
                                                                        ==================     ================


    Deferred  taxes result from  temporary  differences  in the  recognition  of income and expense for tax and financial statement purposes. The significant temporary  differences and related  deferred tax provision  (benefit) are as follows :
                                                                               Eleven              Fiscal Year
                                                                             Months Ended             Ended
        (in thousands)                                                      June 30, 1994         July 31,1993
                                                                          ------------------     ----------------
        Depreciation expense                                                      $     104            $   1,568
        Net operating loss carryforwards                                              9,258              (1,975)
        Net cash, accrual and other differences                                     (2,696)                (752)
        Amortization                                                                    470                  496
                                                                          ==================     ================
                                                                                   $  7,136            $   (663)
                                                                          ==================     ================

    For Federal income tax purposes, the Company had net operating loss carryforwards of approximately $201,000,000 at June 30, 1994 available to offset future taxable income. These net operating loss carryforwards expire at various dates through 2009.

    A reconciliation between the effective tax rate and the statutory Federal rate follows (amounts):

                                                                      Eleven Months              Fiscal Year
                                                                          Ended                     Ended
      (in thousands)                                                  June 30, 1994             July 31, 1993
                                                                  -----------------------   ----------------------
                                                                   Amount          %         Amount          %
                                                                  ----------    ---------  ------------   --------
      Income tax expense (benefit)
         at statutory rate                                           $6,585         35.0        $(284)     (34.0)
      Statutory surtax                                                (188)        (1.0)             -          -
      State income taxes, net of
         Federal benefit                                                827          4.4           182       21.8
      Nondeductible meal and
         entertainment expense                                           54          0.3            36        4.3
      Other                                                              67          0.3             9        1.1
                                                                  ----------    ---------  ------------   --------
                                                                     $7,345         39.0        $ (57)      (6.8)
                                                                  ==========    =========  ============   ========


                             INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a wholly owned subsidiary of Ferrellgas L.P.), as of July 31, 1995 and 1994, and the related statements of earnings, stockholder's equity and cash flows for the year ended July 31, 1995 and the period from inception (April 28, 1994) to July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended July 31, 1995 and the period from inception (April 28, 1994) to July 31, 1994 in conformity with generally accepted accounting principles.








DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 1995

FERRELLGAS FINANCE CORP.
(A wholly owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS


                                                                                 July 31,       July 31,
                                                                                   1995           1994
                                                                              -------------  ------------
ASSETS
------------------------------------------------------------

Cash                                                                                  $697        $1,000
                                                                              -------------  ------------
Total Assets                                                                          $697        $1,000
                                                                              =============  ============


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------------------------------
Payable to affiliate                                                                $  153        $    -

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                      1,000         1,000

Accumulated deficit                                                                  (456)             -
                                                                              -------------  ------------
Total Stockholder's Equity                                                             544         1,000
                                                                              -------------  ------------

Total Liabilities and Stockholder's Equity                                            $697        $1,000
                                                                              =============  ============

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(A wholly owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF EARNINGS

                                                    For the            From
                                                  Year Ended        Inception to
                                                 July 31, 1995      July 31, 1994
                                                ---------------   ----------------

Revenues                                               $     -           $  -

General and administrative expense                         456              -
                                                ---------------   ----------------
Net loss                                                $(456)           $  -
                                                ===============   ================


See notes to financial statements.

FERRELLGAS FINANCE CORP.
(A wholly owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER'S EQUITY



                                                Common stock                              Total
                                       -------------------------------   Accumulated   stockholder's
                                          Shares           Dollars        deficit        equity
                                       --------------   -------------- -------------- --------------
April 28, 1994                                     -    $           -     $        -      $       -

Common stock issued                            1,000            1,000              -          1,000
                                        --------------   -------------- -------------- --------------
July 31, 1994                                  1,000            1,000              -          1,000

Net loss                                           -                -          (456)          (456)
                                       --------------   -------------- -------------- --------------
July 31, 1995                                  1,000           $1,000         $(456)           $544
                                       ==============   ============== ============== ==============




See notes to financial statements.

FERRELLGAS FINANCE CORP.
(A wholly owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS


                                                                  For the year         From
                                                                     ended         Inception to
                                                                  July 31, 1995   July 31, 1994
                                                                 --------------------------------

Cash Flows From Operating Activities:

  Net loss                                                               $(456)        $       -
                                                                 ---------------  ---------------
      Cash used by operating activities                                   (456)                -
                                                                 ---------------  ---------------

Cash Flows From Investing Activities:
                                                                 ---------------  ---------------
      Cash provided by investing activities                                   -                -
                                                                 ---------------  ---------------

Cash Flows From Financing Activities:
  Issuance of common stock                                                    -            1,000
  Net advance from affiliate                                                153                -
                                                                 ---------------  ---------------
      Cash provided by financing activities                                 153            1,000
                                                                 ---------------  ---------------

Increase (decrease) in cash                                               (303)            1,000
Cash - beginning of period                                                1,000                -
                                                                ---------------  ---------------
Cash - end of period                                                      $ 697           $1,000
                                                                ===============  ===============


See notes to financial statements.

                                         FERRELLGAS FINANCE CORP.
                             (A wholly owned subsidiary of Ferrellgas, L.P.)
                                      NOTES TO FINANCIAL STATEMENTS
                                              JULY 31, 1995


A.   Formation

     Ferrellgas Finance Corp. (the "Company"), a Delaware corporation, was formed on April 28, 1994, and is a wholly-owned subsidiary of Ferrellgas, L.P. (the "Partnership"). Ferrellgas, L.P. was formed April 22, 1994, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate substantially all of the assets of Ferrellgas, Inc. ("Ferrellgas"). Ferrellgas conveyed substantially all of its assets to the Partnership (excluding cash, receivables from parent and affiliates and an investment in the Class B Stock of Parent) and all of the liabilities, whether known or unknown, associated with such assets (other than income tax liabilities). The Partnership contributed $1,000 to the Company on May 20, 1994, in return for common stock. There were no other transactions involving the Company during the period ended July 31, 1994.


B.   Commitment

     In July, 1994, the Partnership issued 10% Fixed Rate Senior Notes (the "Fixed Notes") due 2001 in the aggregate principal amount of $200,000,000 and Floating Rate Senior Notes (the "Floating Notes" and together with the Fixed Notes the "Senior Notes") due 2001 in the aggregate principal amount of $50,000,000. The $200,000,000 Fixed Rate Senior Notes are not redeemable prior to August 1, 1999. Thereafter, the Partnership has the option to redeem the notes, in whole or part, at a premium. The $50,000,000 aggregate principal amount of Floating Notes are redeemable at the option of the Partnership on or after August 1, 1996, in whole or part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest at the redemption date. The Floating Notes have mandatory sinking fund payments of $5,000,000 on August 1, 2000 and 2001, to retire an aggregate 20% of the Floating Notes prior to maturity. The Company is acting as co-obligor for the Senior Notes.

C.   Income Taxes

     Income taxes have been computed as though the Company files its own income tax return. Deferred income taxes are provided as a result of temporary between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

     Due to the inability of the Company to utilize the deferred tax benefit of $178 associated with the current year net operating loss carryforward of $456 expiring July 31, 2010, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the period ended July 31, 1995 and there is no net deferred tax asset as of July 31, 1995.

INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                              Page
Ferrellgas Partners, L.P. and Subsidiary


Independent Auditors' Report on Schedules......................................................................S-2


Schedule I        Parent Company Only Balance Sheets as of July 31, 1995 and 1994, and
                  Statements of Earnings and Cash Flows for the Year ended July 31, 1995 and the One month ended July 31, 1994........................................................S-3


Schedule          II Valuation and  Qualifying  Accounts for the Year ended July
                  31, 1995, the One month ended July 31, 1994 and the Eleven months ended June 30, 1994...................................................................S-6

Ferrellgas, L.P. and Subsidiaries

Independent Auditors' Report on Schedules......................................................................S-7

Schedule          II Valuation and  Qualifying  Accounts for the Year ended July
                  31, 1995, the One month ended July 31, 1994 and the Eleven months ended June 30, 1994 June 30, 1994.....................................................S-8

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas Partners, L.P.
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P. (formerly Ferrellgas, Inc.), and subsidiary as of July 31, 1995 and 1994, (Successor), and for the year ended July 31,1995, and for the one month ended July 31, 1994 (Successor), and for the eleven months ended June 30, 1994 and for the year ended July 31, 1993 (Predecessor) and have issued our report thereon dated September 12, 1995. Our audit also included the financial statement schedules listed at Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information therein set forth.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 1995

FERRELLGAS PARTNERS, L.P.                                      SCHEDULE I
PARENT ONLY

BALANCE SHEETS
(in thousands)



 ASSETS                                                  July 31, 1995             July 31, 1994
----------------------------------------------------   -------------------      --------------------

 Investment in Ferrellgas, L.P.                                  $118,638                  $121,393
                                                       ===================      ====================
    Total Assets                                                 $118,638                  $121,393
                                                       ===================      ====================



LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------

Other current liabilities                                     $         1             $           -

Partners' Capital
  Common unitholders                                               84,489                    84,532
  Subordinated unitholders                                         91,824                    99,483
  General partner                                                (57,676)                  (62,622)
                                                       -------------------      --------------------
    Total Partners' Capital                                       118,637                   121,393
                                                       -------------------      --------------------

    Total Liabilities and Partners' Capital                      $118,638                  $121,393
                                                       ===================      ====================

FERRELLGAS PARTNERS, L.P.                                      SCHEDULE I
PARENT ONLY

STATEMENTS OF EARNINGS
(in thousands)



                                                        For the Year Ended              Inception to
                                                          July 31, 1995                 July 31, 1994
                                                        ------------------            -------------------

Equity in earnings (loss) of Ferrellgas, L.P.                     $23,821                      $(64,481)
Operating expense                                                       1                              -
                                                        ==================            ===================
  Net earnings (loss)                                             $23,820                      $(64,481)
                                                        ==================            ===================

FERRELLGAS PARTNERS, L.P.                                      SCHEDULE I
PARENT ONLY

STATEMENTS OF CASH FLOWS
(in thousands)


                                                                     For the Year Ended    Inception to
                                                                     July 31, 1995         July 31, 1994
                                                                    ----------------      ----------------
Cash Flows From Operating Activities:
 Net earnings                                                               $23,820             $(64,481)
(loss)
 Reconciliation of net earnings (loss) to net cash from operating activities:
    Equity in (earnings) loss of Ferrellgas, L.P.                          (23,821)                64,481
    Distributions received from Ferrellgas, L.P.                             51,654                     -
    Increase in other current liabilities                                         1                     -
                                                                    ----------------      ----------------
      Net cash provided by operating activities                              51,654                     -
                                                                    ----------------      ----------------

Cash Flows From Investing Activities:
 Investment in Ferrellgas, L.P.                                                   -             (255,006)
                                                                    ----------------      ----------------
      Net cash used by investing activities                                       -             (255,006)
                                                                    ----------------      ----------------

Cash Flows From Financing Activities:
 Distributions to partners                                                 (51,654)                     -
 Net issuance of Common Units                                                     -               255,006
                                                                    ----------------      ----------------
      Net cash provided (used) by financing activities                     (51,654)               255,006
                                                                    ----------------      ----------------

Increase in cash and cash equivalents                                             -                     -
Cash and cash equivalents - beginning of period                                   -                     -
                                                                    ================      ================
Cash and cash equivalents - end of period                                   $     -              $       -
                                                                    ================      ================

Supplemental disclosure of noncash financing activity:
Effective July 5, 1994, substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. in return for 1,000,000 Common Units, 16,593,721 Subordinated Units and the Incentive Distribution Rights of Ferrellgas Partners, L.P., as well as a 2% general partner interest in Ferrellgas Partners, L.P. and Ferrellgas, L.P., on a combined basis. Net liabilities assumed by Ferrellgas, L.P., adjusted for the settlement of a tax contingency, are as follows:

                                                                   July 5, 1994
                                                               ----------------

Cash                                                                    $ 39,791
Accounts receivable                                                       50,747
Inventories                                                               37,931
Prepaid expenses and other current assets                                  2,660
Property, plant and equipment, net                                       293,729
Intangible assets, net                                                    75,350
Other assets                                                               9,327
                                                                ----------------
  Total assets conveyed                                                  509,535
                                                                ----------------

Accounts payable                                                          49,177
Other current liabilities                                                 30,296
Long-term debt, net                                                      476,441
Other non-current liabilities                                              9,557
                                                                ----------------
  Total liabilities assumed                                              565,471
                                                               ----------------
Net liabilities assumed by Ferrellgas, L.P.                            $(55,936)
                                                                ================

FERRELLGAS PARTNERS, L.P.                                      SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)




                                      Balance at     Charged to                      Deductions      Balance
                                      beginning       cost/           Other          (amounts         at end
          Description                of period        expenses      Additions (A)   charged-off)    of period
-------------------------------     --------------   ------------   -------------   -----------     ---------

Year ended July 31, 1995

Allowance for doubtful accounts       $     798         $1,191         $   400           $1,515       $     874

Accumulated amortization:

 Intangible assets                      $68,489         $9,997          $3,509       $        -         $81,995

 Other assets                          $  1,860        $   368          $1,109       $        -        $  3,337


One month ended July 31, 1994

Allowance for doubtful accounts       $     906         $  119      $        -          $   227       $     798

Accumulated amortization:

 Intangible assets                      $67,730         $  759      $        -       $        -         $68,489

 Other assets                          $  9,845        $    23      $        -           $8,008        $  1,860


Eleven months ended June 30, 1994

Allowance for doubtful accounts       $     607         $1,569      $        -           $1,270       $     906

Accumulated amortization:

Intangible assets                       $59,181         $8,549      $        -       $        -         $67,730

Other assets                           $  7,592         $2,626      $        -          $   373        $  9,845


(A) On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. Immediately following the close of the purchase, the General Partner contributed the assets and substantially all of the liabilities associated with Vision Energy Resources, Inc. to the Operating Partnership. The amounts reflected as "Other Additions" represent valuation and qualifying accounts assumed by the Operating Partnership in connection with the contribution by the General Partner.

(B) On July 5, 1994, substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. Total allowance for uncollectible receivables, accumulated amortization of intangible assets and accumulated amortization of other assets transferred to Ferrellgas, L.P. was $906, $67,730 and $9,845, respectively.

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas, L.P.
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas, L.P., (formerly Ferrellgas, Inc.) and subsidiaries as of July 31, 1995 and 1994, (Successor), and for the year ended July 31,1995, and for the one month ended July 31, 1994 (Successor), the eleven months ended June 30, 1994 and for the year ended July 31, 1993 (Predecessor) and have issued our report thereon dated September 12, 1995. Our audit also included the financial statement schedules listed at Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information therein set forth.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 1995

FERRELLGAS, L.P.and SUBSIDIARIES                                   SCHEDULE II
PARENT ONLY

BALANCE SHEETS
(in thousands)

                                      Balance at    Charged to                      Deductions      Balance
                                      beginning       cost/          Other          (amounts         at end
          Description                of period      expenses       Additions (A)   charged-off)    of period
---------------------------------   ------------   ------------   ---------------------------------------------



Year ended July 31, 1995

Allowance for doubtful accounts       $     798         $1,191         $   400           $1,515       $     874

Accumulated amortization:

 Intangible assets                      $68,489         $9,997          $3,509       $        -         $81,995

 Other assets                          $  1,860        $   368          $1,109       $        -        $  3,337


One month ended July 31, 1994

Allowance for doubtful accounts       $     906         $  119      $        -          $   227       $     798

Accumulated amortization:

 Intangible assets                      $67,730         $  759      $        -       $        -         $68,489

 Other assets                          $  9,845        $    23      $        -           $8,008        $  1,860


Eleven months ended June 30, 1994

Allowance for doubtful accounts       $     607         $1,569      $        -           $1,270       $     906

Accumulated amortization:

Intangible assets                       $59,181         $8,549      $        -       $        -         $67,730

Other assets                           $  7,592         $2,626      $        -          $   373        $  9,845



On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. Immediately following the close of the purchase, the General Partner contributed the assets and substantially all of the liabilities associated with Vision Energy Resources, Inc. to the Operating Partnership. The amounts reflected as "Other Additions" represent valuation and qualifying accounts assumed by the Operating Partnership in connection with the contribution by the General Partner.

On July 5, 1994, substantially all of the propane assets and liabilities of Ferrellgas, Inc. were conveyed at historical cost to Ferrellgas, L.P. Total allowance for uncollectible receivables, accumulated amortization of intangible assets and accumulated amortization of other assets transferred to Ferrellgas, L.P. was $906, $67,730 and $9,845, respectively.