Form 10-Q
period 1995-10-31
FERRELLGAS PARTNERS L P
filed 1995-12-12
CIK 922358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended October 31, 1995

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________


Commission file number: 1-11331


                            Ferrellgas Partners, L.P.

           (Exact name of registrants as specified in their charters)



             Delaware                                   43-1698480
    ----------------------------           -------------------------------------
(States or other jurisdictions of          (I.R.S. Employer Identification Nos.)
   incorporation or organization)



                   One Liberty Plaza, Liberty, Missouri 64068

               (Address of principal executive offices) (Zip Code)


Registrants' telephone number, including area code: (816) 792-1600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [ X ]  No    [   ]


At November 15, 1995, the registrant had units outstanding as follows:

      Ferrellgas Partners, L.P. -    14,540,900         Common Units
                                     16,593,721         Subordinated Units

                            FERRELLGAS PARTNERS, L.P.
                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.


                                Table of Contents

                                                                           Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


Ferrellgas Partners, L.P. and Subsidiary
----------------------------------------

Consolidated Balance Sheets - October 31, 1995 and July 31, 1995             1

Consolidated Statements of Earnings -
Three months ended October 31, 1995 and 1994                                 2

Consolidated Statements of Cash Flows -
Three months ended October 31, 1995 and 1994                                 3

Notes to Consolidated Financial Statements                                   4

Ferrellgas, L.P. and Subsidiaries
---------------------------------

Consolidated Balance Sheets - October 31, 1995 and July 31, 1995             5

Consolidated Statements of Earnings -
Three months ended October 31, 1995 and 1994                                 6

Consolidated Statements of Cash Flows -
Three months ended October 31, 1995 and 1994                                 7

Notes to Consolidated Financial Statements                                   8

Ferrellgas Finance Corp.
------------------------

Balance Sheets - October 31, 1995 and July 31, 1995                          9

Statements of Earnings - Three months ended October 31, 1995 and 1994        9

Statements of Cash Flows - Three months ended October 31, 1995 and 1994     10

Note to Financial Statements                                                10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                             11



                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                            13

ITEM 2.        CHANGES IN SECURITIES                                        13

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                              13

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

ITEM 5.        OTHER INFORMATION                                            13

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                             13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                            October 31,     July 31,
ASSETS                                                                         1995          1995
----------------------------------------------------------------------     -----------    ----------
                                                                            (unaudited)
Current Assets:
  Cash and cash equivalents                                                $  14,570       $ 29,877
  Accounts and notes receivable                                               75,108         58,239
  Inventories                                                                 53,370         44,090
  Prepaid expenses and other current assets                                   10,583          5,884
                                                                           -----------    ----------
    Total Current Assets                                                     153,631        138,090

Property, plant and equipment, net                                           346,040        345,642
Intangible assets, net                                                        86,840         86,886
Other assets, net                                                              7,787          7,978
                                                                           ----------    ----------
    Total Assets                                                            $594,298       $578,596
                                                                           ===========    ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                          $ 73,577       $ 57,729
  Other current liabilities                                                   30,718         31,433
  Short-term borrowings                                                       31,600         20,000
                                                                           -----------    ----------
    Total Current Liabilities                                                135,895        109,162

Long-term debt                                                               347,423        338,188
Other liabilities                                                             11,058         11,398
Contingencies and commitments
Minority interest                                                              1,009          1,211

Partners' Capital:
  Common unitholders (14,540,900 and 14,398,942
    units outstanding in October 1995 and July 1995, respectively)            77,125         84,489
  Subordinated unitholders (16,593,721 units outstanding
    in both October 1995 and July 1995)                                       79,664         91,824
  General partner                                                            (57,876)       (57,676)
                                                                           -----------    ----------
    Total Partners' Capital                                                   98,913        118,637
                                                                           -----------    ----------
    Total Liabilities and Partners' Capital                                 $594,298       $578,596
                                                                           ===========    ==========


            See   notes   to   consolidated    financial statements.


                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)

                                                                                    Three months ended
                                                                             ----------------------------------
                                                                               October 31,       October 31,
                                                                                  1995               1994
                                                                             ----------------   ---------------

Revenues:
  Gas liquids and related product sales                                        $114,529           $111,784
  Other                                                                          10,059              7,629
                                                                             ----------------   ---------------
    Total revenues                                                              124,588            119,413

Cost of product sold (exclusive of
  depreciation, shown separately below)                                          69,109             67,411
                                                                             ----------------   ---------------

Gross profit                                                                     55,479             52,002

Operating expense                                                                40,870             35,051
Depreciation and amortization expense                                             8,326              7,147
General and administrative expense                                                3,435              2,314
Vehicle lease expense                                                             1,086              1,040
                                                                             ----------------   ---------------

Operating income                                                                  1,762              6,450

Interest expense                                                                 (9,012)            (7,098)
Interest income                                                                     256                169
Loss on disposal of assets                                                         (384)              (194)
                                                                             ----------------   ---------------
Earnings (loss) before minority interest                                         (7,378)              (673)

Minority interest                                                                   (75)                (7)
                                                                             ----------------   ---------------

Net earnings (loss)                                                              (7,303)              (666)


General partner's interest in net earnings (loss)                                   (73)                (7)
                                                                             ----------------   ---------------
Limited partners' interest in net earnings (loss)                            $   (7,230)        $     (659)
                                                                             ================   ===============

Net earnings (loss) per limited partner unit                                 $    (0.23)        $    (0.02)
                                                                             ================   ===============

Weighted average number of units outstanding                                    31,036.1           30,693.7
                                                                             ================   ===============







                See notes to consolidated financial statements.



                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Three months ended
                                                                                -------------------------------
                                                                                 October 31,     October 31,
                                                                                    1995             1994
                                                                                --------------  ---------------

Cash Flows From Operating Activities:
 Net earnings (loss)                                                            $(7,303)        $   (666)
 Reconciliation of net earnings (loss) to net
  cash from operating activities:
  Depreciation and amortization                                                   8,326            7,147
  Other                                                                             891              749
  Changes in  operating  assets and  liabilities
   net of effects  from  business acquisitions:
    Accounts and notes receivable                                               (16,900)         (17,545)
    Inventories                                                                  (9,130)         (24,689)
    Prepaid expenses and other current assets                                    (4,699)          (1,542)
    Accounts payable                                                             16,196           20,112
    Other current liabilities                                                    (1,434)            (353)
    Other liabilities                                                              (339)            (159)
                                                                                --------------  ---------------
      Net cash used by operating activities                                     (14,392)         (16,946)
                                                                                --------------  ---------------

Cash Flows From Investing Activities:
 Business acquisitions                                                           (1,650)
 Capital expenditures                                                            (3,649)          (3,844)
 Other                                                                              464              (98)
                                                                                --------------  ---------------
      Net cash used by investing activities                                      (4,835)          (3,942)
                                                                                --------------  ---------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                                          11,600           20,000
 Additions to long-term debt                                                      8,153
 Reductions of long-term debt                                                       (87)            (225)
 Distributions                                                                  (15,813)
 Other                                                                               67             (329)
                                                                                --------------  ---------------
      Net cash provided by financing activities                                   3,920           19,446
                                                                                --------------  ---------------

Decrease in cash and cash equivalents                                           (15,307)          (1,442)
Cash and cash equivalents - beginning of period                                  29,877           14,535
                                                                                --------------  --------------
Cash and cash equivalents - end of period                                       $14,570          $13,093
                                                                                ==============  ===============

Cash paid for interest                                                          $13,117          $   395
                                                                                ==============  ===============


                 See notes to consolidated financial statements.

                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                   (unaudited)


A. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

B. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 1995 and October 31, 1994 are not necessarily indicative of the results to be expected for a full year.

C.   Inventories consist of:

                                                                                       October 31,      July 31,
      (in thousands)                                                                      1995            1995
                                                                                      --------------  --------------
      Liquefied propane gas and related products                                            $46,791         $37,550
      Appliances, parts and supplies                                                          6,579           6,540
                                                                                      --------------  --------------
                                                                                            $53,370         $44,090
                                                                                      ==============  ==============

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.


Property, plant and equipment, net consist of:
                                                                                       October 31,      July 31,
      (in thousands)                                                                      1995            1995
                                                                                       --------------  --------------
      Property, plant and equipment                                                       $525,970        $521,110
      Less: accumlated depreciation                                                        179,930         175,468
                                                                                      --------------  --------------
                                                                                          $346,040        $345,642
                                                                                      ==============  ==============

Intangibles, net consist of:
                                                                                       October 31,      July 31,
      (in thousands)                                                                      1995            1995
                                                                                      --------------  --------------
      Intangibles                                                                        $170,725         $168,881
      Less: accumulated amortization                                                       83,885           81,995
                                                                                      --------------  --------------
                                                                                         $ 86,840         $ 86,886
                                                                                      ==============  ==============

D. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

E. On September 13, 1995, the Partnership paid a cash distribution of $0.50 per unit for the quarter ended July 31, 1995. On November 17, 1995, the Partnership declared its first-quarter cash distribution of $0.50 per unit, payable December 14, 1995. On November 18, 1994, the Partnership declared an initial cash distribution of $0.65 per unit, payable December 14, 1994. This initial cash distribution covered the period from July 5, 1994, when the Partnership began operations, to October 31, 1994, the end of the first
     full fiscal quarter.   Accordingly, the distribution was prorated.


                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                               October 31,           July 31,
ASSETS                                                                            1995                 1995
----------------------------------------------------------------------       ----------------    -----------------
                                                                               (unaudited)
Current Assets:
  Cash and cash equivalents                                                         $ 14,570             $ 29,877
  Accounts and notes receivable                                                       75,108               58,239
  Inventories                                                                         53,370               44,090
  Prepaid expenses and other current assets                                           10,583                5,884
                                                                             ----------------    -----------------
    Total Current Assets                                                             153,631              138,090

Property, plant and equipment, net                                                   346,040              345,642
Intangible assets, net                                                                86,840               86,886
Other assets, net                                                                      7,787                7,978
                                                                             ================    =================
    Total Assets                                                                    $594,298             $578,596
                                                                             ================    =================



LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                                  $ 73,577             $ 57,729
  Other current liabilities                                                           30,716               31,432
  Short-term borrowings                                                               31,600               20,000
                                                                             ----------------    -----------------
    Total Current Liabilities                                                        135,893              109,161

Long-term debt                                                                       347,423              338,188
Other liabilities                                                                     11,059               11,398
Contingencies and commitments

Partners' Capital:
  Limited partner                                                                     98,914              118,638
  General partner                                                                      1,009                1,211
                                                                             ----------------    -----------------
    Total Partners' Capital                                                           99,923              119,849
                                                                             ----------------    -----------------
    Total Liabilities and Partners' Capital                                         $594,298             $578,596
                                                                             ================    =================








                 See notes to consolidated financial statements.


                        FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                                                                       Three months ended
                                                                                ----------------------------------
                                                                                October 31,        October 31,
                                                                                   1995              1994
                                                                                ---------------   ----------------

Revenues:
  Gas liquids and related product sales                                        $114,529          $111,784
  Other                                                                          10,059             7,629
                                                                                ---------------   ----------------
    Total revenues                                                              124,588           119,413

Cost of product sold (exclusive of
  depreciation, shown separately below)                                         69,109            67,411
                                                                                ---------------   ----------------

Gross profit                                                                    55,479            52,002

Operating expense                                                               40,870            35,051
Depreciation and amortization expense                                            8,326             7,147
General and administrative expense                                               3,435             2,314
Vehicle lease expense                                                            1,086             1,040
                                                                                ---------------   ----------------

Operating income                                                                1,762             6,450

Interest expense                                                               (9,012)           (7,098)
Interest income                                                                   256               169
Loss on disposal of assets                                                       (384)             (194)
                                                                                ---------------   ----------------

Net earnings (loss)                                                           $(7,378)           $ (673)
                                                                                ===============   ================















                 See notes to consolidated financial statements.


                                   FERRELLGAS, L.P. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                              (unaudited)

                                                                             Three months ended
                                                                      ----------------------------------
                                                                        October 31,       October 31,
                                                                           1995              1994
                                                                      ----------------  ----------------

Cash Flows From Operating Activities:
 Net earnings (loss)                                                  $(7,378)          $  (673)
 Reconciliation of net earnings (loss) to net
  cash from operating activities:
  Depreciation and amortization                                         8,326             7,147
  Other                                                                   966               749
  Changes in  operating  assets and liabilities
   net of effects  from  business acquisitions:
    Accounts and notes receivable                                     (16,900)          (17,545)
    Inventories                                                        (9,130)          (24,689)
    Prepaid expenses and other current assets                          (4,699)           (1,542)
    Accounts payable                                                   16,196            20,112
    Other current liabilities                                          (1,434)             (353)
    Other                                                                (339)             (159)
                                                                      ----------------  ----------------
      Net cash used by operating activities                           (14,392)          (16,953)
                                                                      ----------------  ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                                 (1,650)
 Capital expenditures                                                  (3,649)           (3,844)
 Other                                                                    464               (98)
                                                                      ----------------  ----------------
      Net cash used by investing activities                            (4,835)           (3,942)
                                                                      ----------------  ----------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                                11,600            20,000
 Additions to long-term debt                                            8,153
 Reductions of long-term debt                                             (87)             (225)
 Distributions                                                        (15,813)
 Other                                                                     67              (322)
                                                                      ----------------  ----------------
      Net cash provided by financing activities                         3,920            19,453
                                                                      ----------------  ----------------

Decrease in cash and cash equivalents                                 (15,307)           (1,442)
Cash and cash equivalents - beginning of period                        29,877            14,535
                                                                      ----------------  ----------------
Cash and cash equivalents - end of period                             $14,570           $13,093
                                                                      ================  ================

Cash paid for interest                                                $13,117           $   395
                                                                      ================  ================




                 See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                   (unaudited)


A. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

B. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 1995 and October 31, 1994 are not necessarily indicative of the results to be expected for a full year.

C.   Inventories consist of:

                                                                                       October 31,       July 31,
       (in thousands)                                                                     1995             1995
                                                                                    ----------------  --------------
       Liquefied propane gas and related products                                           $46,791         $37,550
       Appliances, parts and supplies                                                         6,579           6,540
                                                                                    ================  ==============
                                                                                            $53,370         $44,090
                                                                                    ================  ==============


      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.


Property, plant and equipment, net consist of:
                                                                                       October 31,      July 31,
      (in thousands)                                                                      1995            1995
                                                                                       --------------  --------------
      Property, plant and equipment                                                       $525,970        $521,110
      Less: accumlated depreciation                                                        179,930         175,468
                                                                                      --------------  --------------
                                                                                          $346,040        $345,642
                                                                                      ==============  ==============

Intangibles, net consist of:
                                                                                       October 31,      July 31,
      (in thousands)                                                                      1995            1995
                                                                                      --------------  --------------
      Intangibles                                                                        $170,725         $168,881
      Less: accumulated amortization                                                       83,885           81,995
                                                                                      --------------  --------------
                                                                                         $ 86,840         $ 86,886
                                                                                      ==============  ==============

D. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.


                            FERRELLGAS FINANCE CORP.
                 (A wholly owned subsidiary of Ferrellgas, L.P.)

                                 BALANCE SHEETS


                                                                                October 31,             July 31,
ASSETS                                                                              1995                  1995
--------------------------------------------------------------------         -------------------   -------------------
                                                                                (unaudited)

Cash                                                                              $737                  $697
                                                                             -------------------   -------------------
Total Assets                                                                      $737                  $697
                                                                             ===================   ===================


LIABILITIES AND STOCKHOLDER'S EQUITY
--------------------------------------------------------------------
Payable to affiliate                                                              $282                  $153

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                  1,000                 1,000

Accumulated deficit                                                               (545)                 (456)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                         455                   544
                                                                             -------------------   -------------------

Total Liabilities and Stockholder's Equity                                        $737                  $697
                                                                             ===================   ===================






                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                                         Three Months Ended
                                                                              -----------------------------------------
                                                                                 October 31,           October 31,
                                                                                     1995                  1994
                                                                              -------------------   -------------------

General and administrative expense                                                  $ 89                 $ 40
                                                                              -------------------   ------------------
Net earnings (loss)                                                                 $(89)                $(40)
                                                                              ===================   ===================


                        See note to financial statements.


                            FERRELLGAS FINANCE CORP.
                 (A wholly owned subsidiary of Ferrellgas, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                     Three Months Ended
                                                                          ------------------------------------------
                                                                             October 31,            October 31,
                                                                                 1995                  1994
                                                                          -------------------   --------------------

Cash Flows From Operating Activities:
  Net loss                                                                      $(89)                 $(40)
                                                                          -------------------   --------------------
      Cash used by operating activities                                          (89)                  (40)
                                                                          -------------------   --------------------

Cash Flows From Financing Activities:
  Net advance from affiliate                                                     129
                                                                          -------------------   --------------------
      Cash provided by financing activities                                      129
                                                                          -------------------   --------------------

Increase (decrease) in cash                                                       40                   (40)
Cash - beginning of period                                                       697                 1,000
                                                                          -------------------   --------------------
Cash - end of period                                                            $737                  $960
                                                                          ===================   ====================


                        See note to financial statements.









                          NOTE TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                   (unaudited)

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and liquidity and capital resources of the Ferrellgas, L.P. (the "Operating Partnership"). Because the Operating Partnership accounts for all of the consolidated assets, sales and earnings of the Ferrellgas Partners, L.P. (the "Partnership" or "MLP"), a separate discussion of the results of operations and liquidity and capital resources of the Partnership is not presented.

     Ferrellgas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and liquidity and capital resources is not presented.

Results of Operations
---------------------

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three months ended October 31, 1995 and 1994, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.

Three Months Ended October 31, 1995 vs. October 31, 1994
--------------------------------------------------------

     Total Revenues. Total revenues increased 4.3% to $124,588,000 as compared to $119,413,000 for the prior period. The increase is principally due to revenues contributed by businesses acquired in November 1994, partially offset by weather related decreases in agricultural demand and declines in trading and chemical feedstocks activity. The agricultural industry experienced a wet spring and dry summer which generated approximately $4 million less propane demand due to smaller, dryer grain and tobacco harvests. Also offsetting the acquisition growth, is an approximate $7 million reduction in trading and chemical feedstocks revenues due to unusually strong trading markets and petrochemical demand in the prior year.

     Gross Profit. Gross profit increased 6.7% to $55,479,000 as compared to $52,002,000 for the prior period. Retail operations results improved due to an increase in gallons sold to 131,368,000 gallons as compared to 122,309,000 for the prior period attributable to acquisition related growth, offset by a slight decrease in retail margins due to higher cost of product and aggressive pricing strategies by competitors. Gross profit generated from trading and chemical feedstocks sales declined due to the low market volatility and the petrochemical industry slow down as compared to the prior year.

     Operating Expenses. Operating expenses increased 16.6% to $40,870,000 as compared to $35,051,000 for the prior period. The increase is principally attributable to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 16.5% to $8,326,000 as compared to $7,147,000 for the prior period primarily due to acquisitions of propane businesses.

     Net Loss. Net loss increased to $7,378,000 as compared to $673,000 for the prior period primarily due to the acquisition driven increases in operating expense, depreciation and amortization, general and administrative expense, vehicle lease expense, and interest expense which were not offset by the increase in gross margin due to the seasonality of LP sales.

Liquidity and Capital Resources
-------------------------------

     The ability of the Operating Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1996, the General Partner believes that the Operating Partnership will generate sufficient Cash from Operations (as defined in the Partnership Agreement) to meet its obligations and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the Operating Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the Operating Partnership may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose, the MLP maintains a shelf registration statement filed with the Securities and Exchange Commission registering 2,400,000 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the Operating Partnership's acquisition of other businesses, properties or securities in business combination transactions.

     On November 17, 1995, the Partnership declared a cash distribution of $0.50 per unit, payable December 14, 1995.

     Cash Flows From Operating Activities. Cash used by operating activities was $14,392,000 for the three months ended October 31, 1995. This was primarily due to the following seasonal effects: increases in accounts receivable due to the seasonal increase in customer deliveries towards the latter part of the first quarter and inventory purchases in preparation for the winter heating season, partially offset by the increase in accounts payable due to effective working capital management.

     Cash Flows From Investing Activities. During the three months ended October 31, 1995, the Operating Partnership made aggregate growth and maintenance capital expenditures of $3,649,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) relocating and upgrading district plant facilities, and 3) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Operating Partnership's principal physical assets, are generally long. The Operating Partnership maintains its vehicle and transportation equipment fleet by leasing light- and medium-duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations.

     During the three months ended October 31, 1995, the Operating Partnership made total acquisition capital expenditures of $6,321,000 (including working capital acquired of $360,000). This amount was funded by $1,650,000 cash, $3,200,000 issuance of MLP equity units, and $1,471,000 other costs and consideration. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests.

     Cash Flows From Financing Activities. During the three months ended October 31, 1995, the Operating Partnership borrowed $19,753,000 from its Credit Facility to fund business acquisitions, capital expenditures and working capital needs.

     Effects of Inflation. In the past the Partnership has generally been able to adjust its sales price of product in response to market demand, cost of product, competitive factors and other industry trends. Consequently, changing prices as a result of inflationary pressures has not had a material adverse effect on profitability although revenues may be affected. Inflation has not materially impacted the results of operations and management does not believe normal inflationary pressures will have a material adverse effect on the profitability of the Partnership in the future.





                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           None.

ITEM 2.    CHANGES IN SECURITIES.
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           None.

ITEM 5.    OTHER INFORMATION.
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          27   Financial Data Schedule (filed in electronic format only)


          (b)  Reports on Form 8-K

          The registrants filed the following reports on Form 8-K were filed during the three months ended October 31, 1995:

          Form 8-K/A  Amendment No. 2 dated November 10, 1994 (filed
          August 16, 1995), reporting under Item 7 the unaudited pro forma consolidated financial statements of Ferrellgas Partners, L.P. and Vision Energy Resources, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       FERRELLGAS PARTNERS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date: December 12, 1995                             By     /s/ Danley K. Sheldon
                                                        ------------------------
                                                               Danley K. Sheldon
                                                       Senior Vice President and
                                              Chief Financial Officer (Principal
                                               Financial and Accounting Officer)