Form 10-Q
period 1996-04-30
FERRELLGAS PARTNERS L P
filed 1996-06-12
CIK 922358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 30, 1996

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________


Commission file number: 1-11331


                            Ferrellgas Partners, L.P.

             (Exact name of registrant as specified in its charter)



           Delaware                                        43-1698480
 ----------------------------                  -------------------------------
(States or other jurisdictions of              (I.R.S. Employer Identification
incorporation or organization)



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

Yes    [ X ]  No    [   ]
At May 15, 1996, the registrant had units outstanding as follows:

      Ferrellgas Partners, L.P. -    14,612,580         Common Units
                                     16,593,721         Subordinated Units

                            FERRELLGAS PARTNERS, L.P.

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

                                                                          Page
ITEM 1.        FINANCIAL STATEMENTS



Consolidated Balance Sheets - April 30, 1996 and July 31, 1995               1

Consolidated Statements of Earnings -
Three months and nine months ended April 30, 1996 and 1995                   2

Consolidated Statements of Partners' Capital -
Nine months ended April 30, 1996                                             3

Consolidated Statements of Cash Flows -
Nine months ended April 30, 1996 and 1995                                    4

Notes to Consolidated Financial Statements                                   5

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                     7

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                            11

ITEM 2.        CHANGES IN SECURITIES                                        11

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                              11

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          11

ITEM 5.        OTHER INFORMATION                                            11

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                             11

               SIGNATURES                                                   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                                 April 30,           July 31,
ASSETS                                                                              1996               1995
- ---------------------------------------------------------------------------   -----------------  -----------------
                                                                                (unaudited)
Current Assets:
  Cash and cash equivalents                                                         $ 87,809            $ 29,877
  Accounts and notes receivable                                                       80,639              58,239
  Inventories                                                                         24,316              44,090
  Prepaid expenses and other current assets                                            5,619               5,884
                                                                              -----------------  -----------------
    Total Current Assets                                                             198,383             138,090

Property, plant and equipment, net                                                   342,593             345,642
Intangible assets, net                                                                98,697              86,886
Other assets, net                                                                     11,455               7,978
                                                                              -----------------  -----------------
    Total Assets                                                                    $651,128            $578,596
                                                                              =================  =================


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                                  $ 44,912            $ 57,729
  Other current liabilities                                                           30,446              31,433
  Short-term borrowings                                                                    0              20,000
                                                                              -----------------  -----------------
    Total Current Liabilities                                                         75,358             109,162

Long-term debt                                                                       432,307             338,188
Other liabilities                                                                     12,288              11,398

Committents and contingencies

Minority interest                                                                      2,902               1,211

Partners' Capital:
  Common unitholders, (14,571,377 and 14,398,942
    units outstanding in 1996 and 1995, respectively)                                 91,073              84,489
  Subordinated unitholders (16,593,721 units outstanding
    in 1996 and 1995)                                                                 94,780              91,824
  General partner                                                                    (57,580)            (57,676)
                                                                              -----------------  -----------------
    Total Partners' Capital                                                          128,273             118,637
                                                                              -----------------  -----------------
    Total Liabilities and Partners' Capital                                         $651,128            $578,596
                                                                              =================  =================

                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)

                                                        Three months ended                Nine months ended
                                                  --------------------------------  ---------------------------------
                                                    April 30,        April 30,       April 30,      April 30,
                                                      1996              1995            1996           1995
                                                   --------------    -------------  --------------- -------------
Revenues:
  Gas liquids and related product sales               $181,241         $162,821        $522,446       $483,290
  Other                                                  9,502            5,192          31,266         22,797
                                                   --------------    -------------  --------------  -------------
    Total revenues                                     190,743          168,013         553,712        506,087

Cost of product sold (exclusive of
  depreciation, shown separately below)                105,263           94,759         300,844        285,059
                                                   --------------    -------------  --------------  -------------

Gross profit                                            85,480           73,254         252,868        221,028

Operating expense                                       45,743           40,638         134,363        120,335
Depreciation and amortization expense                    8,703            8,443          25,839         23,855
General and administrative expense                       2,981            3,118           9,535          8,366
Vehicle lease expense                                    1,418            1,080           3,621          3,227
                                                   --------------    -------------  --------------  -------------

Operating income                                        26,635           19,975          79,510         65,245

Interest expense                                        (8,567)          (8,221)        (26,775)       (23,536)
Interest income                                            443              433           1,068            947
Loss on disposal of assets                                (314)            (126)         (1,084)          (429)
                                                   --------------    -------------  --------------  -------------
Earnings before minority interest                       18,197           12,061          52,719         42,227

Minority interest                                          185              122             534            427
                                                   --------------    -------------  --------------  -------------

Net earnings                                            18,012           11,939          52,185         41,800

General partner's interest in net earnings                 180              119             522            418
                                                   --------------    -------------  --------------  -------------
 Limited partners' interest in net earnings            $ 17,832         $ 11,820        $ 51,663       $ 41,382
                                                   --------------    -------------  --------------  -------------

Net earnings per limited partner unit                $    0.57        $    0.38      $     1.66     $     1.34
                                                   --------------    -------------  --------------  -------------

Weighted average number of units
  outstanding                                           31,139           30,993          31,103         30,880
                                                   ==============  =============  ==============  =============











                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                              ------------------------------
                                     Number of units
                              ------------------------------                                                           Total
                                                  Sub-                              Sub-             General         partners'
                                Common         ordinated         Common           ordinated          partner          capital
                              ------------   --------------- ---------------   ----------------   --------------   --------------

July 31, 1995                  14,398.9          16,593.7         $84,489            $91,824         $(57,676)        $118,637

   Assets contributed
     in connection with
     acquisitions                                                     284                325                6              615

  Common units issued
     in connection with
     acquisitions                 172.5                             3,900                                  39            3,939

  Quarterly distributions                                         (21,741)           (24,891)            (471)         (47,103)

  Net earnings                                                     24,141             27,522              522           52,185
                              ------------   --------------- ---------------   ----------------   --------------   --------------

April 30, 1996                 14,571.4          16,593.7         $91,073            $94,780         $(57,580)        $128,273
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

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Nine months ended
                                                                                ------------------------------------
                                                                                   April 30,          April 30,
                                                                                     1996               1995
                                                                                ----------------   ----------------

Cash Flows From Operating Activities:
 Net earnings                                                                         $52,185            $41,800
 Reconciliation of net earnings to net
  cash from operating activities:
  Depreciation and amortization                                                        25,839             23,855
  Other                                                                                 3,602              2,710
  Changes in  operating  assets and  liabilities  net of effects  from  business acquisitions:
    Accounts and notes receivable                                                    (21,800)           (10,344)
    Inventories                                                                        20,062             19,505
    Prepaid expenses and other current assets                                             429            (1,143)
    Accounts payable                                                                 (12,573)            (6,270)
    Other current liabilities                                                         (2,435)            (4,567)
    Other liabilities                                                                     704              (100)
                                                                                ----------------   ----------------
      Net cash provided by operating activities                                        66,013             65,446
                                                                                ----------------   ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                                                (3,342)           (17,135)
 Capital expenditures                                                                (10,391)           (13,273)
 Other                                                                                (2,572)                456
                                                                                ----------------   ----------------
      Net cash used by investing activities                                          (16,305)           (29,952)
                                                                                ----------------   ----------------

Cash Flows From Financing Activities:
 Net reductions to short-term borrowings                                             (20,000)            (3,000)
 Additions to long-term debt (exclusive of debt assumed in
   acquisitions)                                                                      167,752             60,000
 Reductions of long-term debt                                                        (94,319)           (53,750)
 Distributions                                                                       (47,103)           (36,001)
 Contributions from general partner                                                     2,338                 66
 Other                                                                                  (444)              (315)
                                                                                ----------------   ----------------
      Net cash provided (used) by financing activities                                  8,224           (33,000)
                                                                                ----------------   ----------------

Increase in cash and cash equivalents                                                  57,932              2,494
Cash and cash equivalents - beginning of period                                        29,877             14,535
                                                                                ----------------   ----------------
Cash and cash equivalents - end of period                                             $87,809            $17,029
                                                                                ================   ================

Cash paid for interest                                                                $31,839            $17,153
                                                                                ================   ================





                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1996
                                   (unaudited)

A. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

B. The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended April 30, 1996 and April 30, 1995 are not necessarily indicative of the results to be expected for a full year.

C.   Supplemental balance sheet information (in thousands)

     Inventories consist of:
                                                                                    April 30,          July 31,
                                                                                      1996               1995
                                                                                 ----------------  -----------------
      Liquefied propane gas and related products                                       $  17,483            $37,550
      Appliances, parts and supplies                                                       6,833              6,540
                                                                                 ----------------  -----------------
                                                                                       $  24,316            $44,090
                                                                                 ================  =================


      In addition to inventories on hand, Ferrellgas Partners, L.P. ("Partnership") enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment, net consist of:
                                                                                   April 30,           July 31,
                                                                                      1996               1995
                                                                                -----------------  -----------------
      Property, plant and equipment                                                     $528,740           $521,110
      Less: accumulated depreciation                                                     186,147            175,468
                                                                                ----------------  -----------------
                                                                                        $342,593           $345,642
                                                                                =================  =================

     Intangibles, net  consist of:
                                                                                   April 30,           July 31,
                                                                                      1996               1995
                                                                                -----------------  -----------------
      Intangibles                                                                       $188,166           $168,881
      Less:  accumulated amortization                                                     89,469             81,995
                                                                                ----------------  -----------------
                                                                                       $  98,697          $  86,886
                                                                                =================  =================


D. On April 26, 1996, the Partnership issued $160,000,000 of 9 3/8% Senior Notes due 2006 ("Senior Notes"). The Senior Notes will become guaranteed by Ferrellgas, L.P. (the "Operating Partnership" or the "OLP") on a senior subordinated basis if certain conditions are met. The Operating Partnership's Credit Agreement and the Operating Partnership Indenture currently prohibit the Operating Partnership from guaranteeing any indebtedness unless, among meeting other conditions, the fixed charge coverage ratio for the Operating Partnership meets certain levels at prescribed dates. Currently the OLP does not meet such conditions and, therefore, there can be no assurance as to whether or when this guarantee will occur. The senior secured notes are redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. The senior secured notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year commencing on December 15, 1996.

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

F. During the three months ended April 30, 1996 and 1995, the Partnership declared a $0.50 distribution, respectively to all Common and Subordinated unitholders. During the nine months ended April 30, 1996 and 1995, the Partnership declared distributions totaling $1.50 and $1.15, respectively to all Common and Subordinated unitholders.

G. On April 30, 1996, Ferrellgas, Inc. ("Ferrellgas"), the General Partner of the Partnership, consummated the purchase of all of the stock of Skelgas Propane, Inc. ("Skelgas"), a subsidiary of Superior Propane, Inc. of Toronto, Canada for a cash purchase price of $89,650,000 (including $21,200,000 of working capital). Ferrellgas borrowed the funds for such purchase from Bank of America National Trust & Savings Association ("BofA" and the "BofA Acquisition Loan").

     As of May 1, 1996, Ferrellgas (i) caused Skelgas and each of its subsidiaries to be merged into Ferrellgas and (ii) transferred all of the assets of Skelgas and its subsidiaries to the Operating Partnership. In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by Ferrellgas of certain income tax liabilities, the Partnership issued 41,203 Common Units to Ferrellgas. The liabilities assumed by the Operating Partnership included the obligations of Ferrellgas under the BofA Acquisition Loan. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the BofA Acquisition Loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line. The accompanying financial statements do not reflect this subsequent event.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

     The following is discussion of the results of operations and financial condition of the consolidated operations of Ferrellgas Partners, L.P. (the "Partnership" or "MLP"). Except for the effect of the Partnership's issuance of $160,000,000 of 9 3/8% Senior Secured Notes (the "Senior Notes") in April 1996, Ferrellgas, L.P. (the "Operating Partnership" or "OLP") accounts for all of the consolidated assets, sales, and earnings of the Partnership.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and nine months ended April 30, 1996 and 1995, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.

Three Months Ended April 30, 1996 vs. April 30, 1995

     Total Revenues. Total revenues increased 13.5% to $190,743,000 as compared to $168,013,000 for the prior period. The increase is principally due to the impact of colder weather on retail propane volumes and increased sales price per gallon partially offset by revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) which decreased 21.2% to $27,932,000. For the quarter ended April 30, 1996, winter temperatures, as reported by the American Gas Association, were 12.7% colder than the same period last year and 5.5% colder than normal.

     The decrease in revenues from other operations is primarily due to a decrease in chemical feedstocks marketing revenues due to a decrease in sales volume and selling price. Both volume and selling price decreased as a result of decreased availability of product from refineries and decreased demand from petrochemical companies.

     Gross Profit. Gross profit increased 16.7% to $85,480,000 as compared to $73,254,000 for the prior period. The increase is primarily due to a $8,294,000 increase in retail sales gross profit and a $3,932,000 increase in other operations gross profit. Retail propane operations results improved primarily due to colder weather that resulted in a 12.6% increase in gallons sold to 183,458,000 gallons as compared to 162,914,000 gallons for the prior period. Other operations results improved due to the high market volatility on trading operations and improved wholesale propane marketing.

     Operating Expenses. Operating expenses increased 12.6% to $45,743,000 as compared to $40,638,000 for the prior period. The increase is attributable principally to higher payroll and delivery cost associated with higher retail and wholesale volumes and incremental costs of acquisitions.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 3.1% to $8,703,000 as compared to $8,443,000 for the prior period primarily due to acquisitions of propane businesses.

     Interest Expense. Interest expense increased 4.2% to $8,567,000 as compared to $8,221,000 in the prior period. This increase is primarily the result of the increase in the net borrowings from the Operating Partnership's revolving credit loans and the issuance of $160,000,000 of Senior Notes on April 26, 1996, partially offset by lower interest rates. The Partnership expects interest expense to increase due to the effect of the issuance of the Senior Notes in April, 1996.

Nine Months Ended April 30, 1996 vs. April 30, 1995

     Total Revenues. Total revenues increased 9.4% to $553,712,000 as compared to $506,087,000 for the prior period. The increase is primarily attributable to the impact of colder weather on retail volumes and increased sales price per gallon in the second and third quarters and acquisitions of propane businesses, partially offset by declines in revenues from other operations (net trading operations, wholesale marketing and chemical feedstocks marketing) which decreased 22.9% to $84,433,000 and the impact of warmer weather in the first quarter. To date, fiscal 1996 winter temperatures, as reported by the American Gas Association, are 14.3% colder than the same period last year and 3.0% colder than normal.

     The decrease in revenues from other operations is primarily due to a decrease in chemical feedstocks marketing revenues due to a decrease in sales volume and selling price. Both volume and sales price decreased as a result of decreased availability of product from refineries and decreased demand from petrochemical companies.

     Gross Profit. Gross profit increased 14.4% to $252,868,000 as compared to $221,028,000 for the prior period. The increase is primarily attributable to a $24,673,000 increase in retail sales gross profit. Retail operations results increased primarily due to an increase in gallons sold to 557,897,000 gallons as compared to 493,584,000 for the prior period and improved sales mix, partially offset by a slight decrease in retail margins. The increase in gallons is primarily attributable to favorable weather and acquisition related growth. Increased sales to the residential customer base improved the sales mix, while greater price competition by independent operators and some major marketers slightly reduced the overall gross margin per gallon. Other operations increased gross profit primarily due to the impact of the colder weather.

     Operating Expenses. Operating expenses increased 11.7% to $134,363,000 as compared to $120,335,000 for the prior period. The increase is primarily attributable to acquisitions of propane businesses as well as increases in payroll and delivery costs associated with higher retail and wholesale volumes.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 8.3% to $25,839,000 as compared to $23,855,000 for the prior period due primarily to acquisitions of propane businesses.

     Interest Expense. Interest expense increased 13.8% to $26,775,000 as compared to $23,536,000 in the prior period. This increase is primarily the result of the increase in the net borrowings from the Operating Partnership's revolving credit loans, partially offset by decreasing interest rates. The Partnership expects interest expense to increase due to the effect of the issuance of the Senior Notes in April, 1996.

Liquidity and Capital Resources

     The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1996, the General Partner believes that the Operating Partnership will generate sufficient Cash from Operations (as defined in the Partnership Agreement) to meet its obligations and enable it to distribute to the Partnership sufficient cash to permit the Partnership to meet its obligations with respect to the Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all of the Partnership's Common Units and Subordinated Units. Future maintenance and working capital needs of the Operating Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the Operating Partnership may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose, the MLP maintains a shelf registration statement filed with the Securities and Exchange Commission registering 2,400,000 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the Operating Partnership's acquisition of other businesses, properties or securities in business combination transactions.

The Partnership has made the following distributions since its inception:

                                                                                                  Cash
                                                                                              Distribution
       Quarter Ending       Declaration Date          Record Date            Paid Date          Per Unit
          10/31/94              11/18/94               11/30/94              12/14/94             $0.65       (a)
          01/31/95              02/17/95               02/28/95              03/14/95              0.50
          04/30/95              05/19/95               05/31/95              06/12/95              0.50
          07/31/95              08/16/95               08/31/95              09/13/95              0.50
          10/31/95              11/17/95               11/30/95              12/14/95              0.50
          01/31/96              02/20/96               02/29/96              03/14/96              0.50

     (a) This initial cash distribution covered the period from July 5, 1994, when the Partnership began operations, to October 31, 1994, the end of the first full fiscal quarter. Accordingly, the distribution was prorated.

     On  May  20,  1996,  the  Partnership   declared  its  third  quarter  cash
distribution of $0.50 per unit, payable June 14, 1996.

     Cash Flows From Operating Activities. Cash provided by operating activities was $66,013,000 for the nine months ended April 30, 1996. This slight increase of $567,000 as compared to the nine months ended April 30, 1995 is primarily due to the increased net income offset by the increase in accounts receivable. Accounts receivable increased due to colder weather impact of increased deliveries of product in the third quarter of 1996 as compared to the same period last year.

     Cash Flows From Investing Activities. During the nine months ended April 30, 1996, the Operating Partnership made total acquisition capital expenditures of $29,322,000 (including working capital acquired of $1,015,000). This amount was financed by $3,342,000 cash, $20,956,000 debt incurred, $3,900,000 issuance of MLP equity units, and $1,124,000 other costs and consideration. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. See "Subsequent Event" below for discussion of a significant acquisition consummated in May, 1996.

     During the nine months ended April 30, 1996, the Partnership made aggregate growth and maintenance capital expenditures of $10,391,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating and upgrading district plant facilities, and 4) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Operating Partnership's principal physical assets, are generally long. The Operating Partnership maintains its vehicle and transportation equipment fleet primarily by leasing light- and medium-duty trucks and trailers. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership does not have any material commitments of funds (other than the "Subsequent Event" described below) for capital expenditures other than to support the current level of operations.

     Cash Flows From Financing Activities. On April 26, 1996, the Partnership issued $160,000,000 of 9 3/8% Senior Secured Notes due 2006. These notes will be redeemable at the option of the Partnership, in whole or in part, at any time on or after June 21, 2001. Interest is payable semi-annually in arrears on June 15 and December 15 of each year commencing on December 15, 1996. A portion of the net proceeds was used to retire outstanding indebtedness of $88,800,000 under the Operating Partnership's credit facility. The remaining was held in cash equivalents to be used for future acquisitions. See "Subsequent Event" below for discussion of a significant acquisition consummated in May, 1996.

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

     Subsequent  Event.  On April  30,  1996,  Ferrellgas  purchased  all of the capital stock of Skelgas for a cash purchase price of $89,650,000 (including $21,200,000 of working capital). As of May 1, 1996 Ferrellgas (i) caused Skelgas and each of its subsidiaries to be merged into Ferrellgas and (ii) transferred all of the assets of Skelgas and its subsidiaries to the Operating Partnership. In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by Ferrellgas of certain income tax liabilities, the Partnership issued 41,203 Common Units to Ferrellgas. The liabilities assumed by the Operating Partnership included the obligations of Ferrellgas under the BofA Acquisition Loan. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the BofA Acquisition Loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           None.

ITEM 2.    CHANGES IN SECURITIES.
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           None.

ITEM 5.    OTHER INFORMATION.
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          3.1 Agreement of Limited Partnership of Ferrellgas Partners, L.P. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 15, 1994.)

          4.1 Indenture dated as of April 26, 1996, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and American Bank National Association, as trustee, relating to $160,000,000 aggregate principal amount of 9 3/8% Senior Secured Notes due 2006 (Incorporated by referenceto Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 6, 1996.)

           10.1 Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of April 23, 1996


           27.1   Financial Data Schedule (filed in electronic format only)


          (b)  Reports on Form 8-K

          The registrant filed the following reports on Form 8-K during the quarter ended April 30, 1996:

          (1) Form 8-K dated March 27, 1996, reporting the signing of a letter of intent to acquire Skelgas.

          (2) Form 8-K dated April 10, 1996, reporting a private placement of debt decurities to qualified institutional investors under Rule 144A.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FERRELLGAS PARTNERS, L.P.

                               By Ferrellgas, Inc. (General Partner)


Date: June 12, 1996            By     /s/ Danley K. Sheldon
                                      ------------------------
                                           Danley K. Sheldon
                                           Senior Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)