Form 10-K
period 1996-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1996-10-18
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file numbers   1-11331
                          333-06693
                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.

           (Exact name of registrants as specified in their charters)

          Delaware                                   43-1698480
          Delaware                                   43-1742520
  ----------------------------                ----------------------------
(State or other jurisdictions of          (I.R.S. Employer Identification Nos.)
 incorporation or organization)
                   One Liberty Plaza, Liberty, Missouri 64068

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of September 16, 1996, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $309,414,998.

At September 16, 1996, the registrant had units outstanding as follows:
Ferrellgas Partners, L.P.            14,612,580       Common Units
                                     16,593,721       Subordinated Units
Documents Incorporated by Reference:   None

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.

                          1996 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                           Page
                                     PART I
ITEM     1.     BUSINESS..................................................   1
ITEM     2.     PROPERTIES................................................   8
ITEM     3.     LEGAL PROCEEDINGS.........................................   9
ITEM     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   9

                                     PART II

ITEM     5.     MARKET FOR THE REGISTRANT'S UNITS AND
                RELATED UNITHOLDER MATTERS................................   9
ITEM     6.     SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA..........  10
ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  11
ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............  16
ITEM     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.......................  17

                                    PART III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.......  17
ITEM    11.     EXECUTIVE COMPENSATION....................................  19
ITEM    12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT............................................  21
ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............  22

                                     PART IV

ITEM    14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K........................................ 23

                                                      PART I

ITEM 1.       BUSINESS.

Business of Ferrellgas Partners, L.P.

     Ferrellgas Partners, L.P. (the "Master Limited Partnership" or the "MLP"), a publicly traded Delaware limited partnership, was formed April 19, 1994. The MLP's activities are conducted through its subsidiary Ferrellgas, L.P. (the "Operating Partnership" or the "OLP"). The MLP, with a 99% limited partner interest, is the sole limited partner of the Operating Partnership. The MLP and the Operating Partnership are together referred to herein as the "Partnership". The Operating Partnership accounts for nearly all of the MLP's consolidated assets, sales and operating earnings. The MLP's consolidated net earnings also reflects interest expense related to $160 million of 9 3/8% Senior Secured Notes issued by the MLP in April 1996.

Business of Ferrellgas, L.P.

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

     The General Partner believes that the Partnership is the second largest retail marketer of propane in the United States (as measured by gallons sold), serving more than 800,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 523 retail outlets with 283 satellite locations in 38 states (some outlets serve interstate markets). For the Partnership's fiscal years ended July 31, 1996 and 1995 and the pro forma year ended July 31, 1994, annual retail propane sales volumes were 650 million, 576 million and 564 million gallons, respectively. The retail propane business of the Partnership consists principally of transporting propane purchased through various suppliers to its retail distribution outlets, then to tanks located on its customers' premises, as well as to portable propane cylinders.

     The General Partner also believes that the Partnership is a leading natural gas liquids trading company. Annual propane and natural gas liquids trading, chemical feedstocks and wholesale propane sales volumes were approximately 1.7 billion, 1.5 billion and 1.7 billion gallons during the fiscal years ended July 31, 1996 and 1995 and the pro forma year ended July 31, 1994, respectively.

Retail Operations

   Formation

     Ferrell Companies, Inc. ("Ferrell"), the parent of Ferrellgas, was founded in 1939 as a single retail propane outlet in Atchison, Kansas and was incorporated in 1954. In 1984, a subsidiary was formed under the name Ferrellgas, Inc. to operate the retail propane business previously conducted by Ferrell. Ferrell is primarily owned by James E. Ferrell and his family. The Company's initial growth largely resulted from small acquisitions in the rural areas of eastern Kansas, northern and central Missouri, Iowa, Western Illinois, Southern Minnesota, South Dakota and Texas. In July 1984, the Company acquired propane operations with annual retail sales volumes of approximately 33 million gallons and in December 1986, the Company acquired propane operations with annual retail sales volumes of approximately 395 million gallons. These major acquisitions and many other smaller acquisitions significantly expanded and diversified the Company's geographic coverage. In July 1994, the propane business and assets of the Company were contributed to the Partnership.

   Business Strategy

     The Partnership's business strategy is to continue Ferrellgas' historical focus on residential and commercial retail propane operations and to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States and through increased competitiveness and efforts to acquire new customers. The propane industry is relatively fragmented, with the ten largest retail distributors possessing approximately 33% of the total retail propane market and much of the industry consisting of over 5,000 local or regional companies. The Partnership's retail operations account for approximately 8% of the retail propane purchased in the United States, as measured by gallons sold. Since 1986, and as of July 31, 1996, Ferrellgas has acquired 100 smaller independent propane retailers which Ferrellgas believes were not individually material, except for the acquisition of Skelgas Propane, Inc. ("Skelgas") in May 1996 and Vision Energy Resources, Inc. ("Vision") in November 1994. For the fiscal years ended July 31, 1996 to 1992, the Partnership or its Predecessor invested approximately $108.8 million, $70.1 million, $3.4 million, $0.9 million and, $10.1 million, respectively, to acquire operations with annual retail sales of approximately 111.8 million, 70.0 million, 2.9 million, 0.7 million, and 8.6 million gallons of propane, respectively.

     The Partnership intends to concentrate its acquisition activities in geographical areas in close proximity to the Company's existing operations and to acquire propane retailers that can be efficiently combined with such existing operations to provide an attractive return on investment after taking into account the efficiencies which may result from such combination. However, the Partnership will also pursue acquisitions which broaden its geographic coverage. The Partnership's goal in any acquisition will be to improve the operations and profitability of these smaller companies by integrating them into the
Partnership's established supply network. The General Partner regularly evaluates a number of propane distribution companies which may be candidates for acquisition. The General Partner believes that there are numerous local retail propane distribution companies that are possible candidates for acquisition by the Partnership and that the Partnership's geographic diversity of operations helps to create many attractive acquisition opportunities. The Partnership intends to fund acquisitions through internal cash flow, external borrowings or the issuance of additional Common Units. The Partnership's ability to accomplish these goals will be subject to the continued availability of acquisition candidates at prices attractive to the Partnership. There is no assurance the Partnership will be successful in sustaining the recent level of acquisitions or that any acquisitions that are made will prove beneficial to the Partnership.

         In addition to growth through acquisitions, the General Partner believes that the Partnership may also achieve growth within its existing propane operations. As a result of its experience in responding to competition and in implementing more efficient operating standards, the General Partner believes that it has positioned the Partnership to be more successful in direct competition for customers. The Partnership currently has marketing programs underway which focus specific resources toward this effort.

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

     The Partnership utilizes marketing programs targeting both new and existing customers emphasizing its superior ability to deliver propane to customers as well as its training and safety programs. The Partnership sells propane primarily to four specific markets: residential, industrial/commercial, agricultural and other (principally to other propane retailers and as engine fuel.) During the fiscal year ended July 31, 1996, sales to residential customers accounted for 60% of retail gross profit, sales to industrial and other commercial customers accounted for 28% of retail gross profit, sales to agricultural and other customers accounted for 12% of retail gross profit. Residential sales have a greater profit margin, more stable customer base and tend to be less sensitive to price changes than the other markets served by the Partnership. No single customer of the Partnership accounts for 10% or more of the Partnership's consolidated revenues.

     Profits in the retail propane business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane in the contract and spot markets, primarily from natural gas processing plants and major oil companies, on a short-term basis, therefore, its supply costs fluctuate with market price fluctuations. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced at least for the short-term until retail prices can be increased. Retail propane customers typically lease their storage tanks from their propane distributors. Approximately 70% of the Partnership's customers lease their tank from the
Partnership. The lease terms and, in some states, certain fire safety regulations, restrict the filling of a leased tank solely to the propane supplier that owns the tank. The cost and inconvenience of switching tanks minimizes a customers tendency to switch among suppliers of propane on the basis of minor variations in price.

     The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in the second and third fiscal quarters (November through April). To the extent necessary, the Partnership will reserve cash inflows from the second and third quarters for distribution to holders of Common Units in the first and fourth fiscal quarters. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, prices and other factors, although the Partnership believes that the broad geographic distribution of its operations helps to minimize exposure to regional weather or economic patterns. Long-term, historic weather data from the National Climatic Data Center indicate that the average annual temperatures have remained relatively constant over the last 30 years with fluctuations occurring on a year-to-year basis only. During times of colder-than-normal winter weather, the Company has been able to take advantage of its large, efficient distribution network to help avoid supply disruptions such as those experienced by some of its competitors, thereby broadening its long-term customer base.

Supply and Distribution

     The Partnership purchases propane primarily from major domestic oil companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. As a result of (i) the Partnership's ability to buy large volumes of propane and (ii) the Partnership's large distribution system and underground storage capacity, the General Partner believes that the Partnership is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. The Partnership is not dependent upon any single supplier or group of suppliers, the loss of which would have a material adverse effect on the Partnership. For the year ended July 31, 1996, no supplier at any single delivery point provided more than 10% of the Partnership's total domestic propane supply. A portion of the Partnership's propane inventory is purchased under supply contracts which typically have a one year term and a fluctuating price relating to spot market prices. Certain of the Partnership's contracts specify certain minimum and maximum amounts of propane to be purchased thereunder. The Partnership may purchase and store inventories of propane in order to help insure uninterrupted deliverability during periods of extreme demand. The Partnership owns three underground storage facilities with an aggregate capacity of approximately 184 million gallons. Currently, approximately 111 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     Propane is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to retail distribution outlets and wholesale customers by railroad tank cars leased by the Partnership and highway transport trucks owned or leased by the Partnership. The Partnership operates a fleet of transport trucks to transport propane from refineries, natural gas processing plants or pipeline terminals to it's retail distribution outlets. Common carrier transport trucks may be used during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. Propane is then transported from the Partnership's retail distribution outlets to customers by its fleet of 1,435 bulk delivery trucks, which are fitted generally with 2,000 to 3,000 gallon propane tanks. Propane storage tanks located on the customers' premises are then filled from the delivery truck. Propane is also delivered to customers in portable cylinders.

Industry and Competition

   Industry

     Based upon information contained in the Energy Information Administration's Annual Energy Review 1995 magazine, propane accounts for approximately 3-4% of household energy consumption in the United States, an average level which has remained relatively constant for the past 19 years. It competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is cheaper than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. The Partnership's residential retail propane customers, therefore, will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Likewise, the Partnership may be unable to expand its customer base in areas where fuel oil is widely used, particularly the Northeast, unless propane becomes significantly less expensive than fuel oil. Alternatively, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price. Propane generally is becoming increasingly favored over fuel oil and other alternative sources of fuel as an environmentally preferred energy source.

   Competition

     In addition to competing with marketers of other fuels, the Partnership competes with other companies engaged in the retail propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger multi-state marketers, and the smaller, local independent marketers. Based upon information contained in the National Propane Gas Association's LP-Gas Market Facts and the June 1996 issue of LP Gas magazine, the Partnership believes that the ten largest multi-state retail marketers of propane, including the Partnership, account for approximately 33% of the total retail sales of propane in the United States. Based upon information contained in industry publications, the Partnership also believes no single marketer has a greater than 10% share of the total market in the United States and that the Partnership is the second largest retail marketer of propane in the United States, with a market share of approximately 8% as measured by volume of national retail propane sales.

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

Other Operations

     The other operations of the Partnership consist principally of: (1) trading, (2) chemical feedstocks marketing and (3) wholesale propane marketing. The Partnership, through its natural gas liquids trading operations and wholesale marketing, has become one of the largest independent traders of propane and natural gas liquids in the United States. The Partnership owns no properties that are material to these operations. These operations may utilize available space in the Partnership's underground storage facilities in the furtherance of these businesses. Because the Partnership possesses a large distribution system, underground storage capacity and the utility to buy large volumes of propane, the General Partner believes that the Partnership is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributions.

   Trading

     The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Partnership primarily trades products purchased from its over 150 suppliers, however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents over 44% of the Partnership's total trading volume, with the remainder consisting principally of various other natural gas liquids. The Partnership attempts to minimize trading risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through credit checks and application of its credit policies. However, there can be no assurance that historical experience or the existence of such policies will prevent trading losses in the future. For the Partnership's fiscal years ended July 31, 1996 and 1995 and the pro forma fiscal year ended July 31, 1994 net revenues of $7.3 million, $5.8 million and $6.8 million, respectively, were derived from trading activities.

   Chemical Feedstocks Marketing

     The Partnership is also involved in the marketing of refinery and petrochemical feedstocks. Petroleum by-products are purchased from refineries and sold to petrochemical plants. The Partnership leases 320 railroad tank cars to facilitate product delivery. Revenues of $44.4 million, $91.9 million and $43.0 million were derived from such activities for the Partnership's fiscal years ended July 31, 1996 and 1995 and the pro forma fiscal year ended July 31, 1994, respectively.

   Wholesale Marketing

     The Partnership engages in the wholesale distribution of propane to other retail propane distributors. During the fiscal years ended July 31, 1996 and 1995 and the pro forma year ended July 31, 1994 the Partnership sold 104 million, 96 million and 61 gallons, respectively, of propane to wholesale customers and had revenues attributable to such sales of $42.6 million, $33.5 million and $22.5 million, respectively.

Employees

     The Partnership has no employees and is managed by the General Partner pursuant to the Partnership Agreement. At July 31, 1996, the General Partner had 3,370 full-time employees and 770 temporary and part-time employees. The number of temporary and part-time employees is generally higher by approximately 350-500 people during the winter heating season. At July 31, 1996, the General Partner's full-time employees were employed in the following areas:

                   Retail Locations                                       2,817
                   Transportation and Storage                               197
                   Corporate Offices (Liberty, MO & Houston, TX)            356
                                                                     ==========
                           Total                                          3,370
                                                                     ==========

     Approximately one percent of the General Partner's employees are represented by seven local labor unions, which are all affiliated with the International Brotherhood of Teamsters. The General Partner has not experienced any significant work stoppages or other labor problems.

     The Partnership's supply, trading, chemical feedstocks marketing, distribution scheduling and product accounting functions are operated primarily out of the Partnership's offices located in Houston, by a total full-time corporate staff of 94 people.

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

Business of Ferrellgas Finance Corp. and Ferrellgas Partners Finance Corp.

     Ferrellgas Finance Corp. (the "OLP Finance Corp."), a Delaware corporation, was formed April 28, 1994, and is a wholly-owned subsidiary of the Operating Partnership. Ferrellgas Partners Finance Corp. (the "MLP Finance Corp") a Delaware corporation (together with the OLP Finance Corp., the "Finance Corps.") was formed on March 28, 1996, and is a wholly-owned subsidiary of the MLP. The Finance Corps. have nominal assets and do not conduct any operations, but serve as co-obligors for securities issued by the Operating Partnership and the MLP. Certain institutional investors that might otherwise be limited in their ability to invest in securities issued by partnerships by reasons of the legal investment laws of their states of organization or their charter documents, may be able to invest in the Operating Partnership's or MLP's securities because the Finance Corps. are co-obligors. Accordingly, a discussion of the results of operations, liquidity and capital resources of the Finance Corps. are not presented. See the Finance Corp's. notes to financial statements for a discussion of the securities with respect to which the Finance Corps. are serving as co-obligor.

ITEM 2.       PROPERTIES.

     The Partnership owns or leases the following transportation equipment which is utilized primarily in retail operations, except for railroad tank cars, which are used primarily by chemical feedstocks operations.

                                                                              Owned       Leased      Total
         Truck tractors ...................................................       89         42          131
         Transport trailers................................................      118         10          128
         Bulk delivery trucks..............................................      954        481        1,435
         Pickup and service trucks.........................................    1,066        381        1,447
Railroad tank cars.........................................................        -        320          320

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

     Approximately 675,000 propane tanks are owned by the Partnership, most of which are located on customer property and leased to those customers. The Partnership also owns approximately 650,000 portable propane cylinders, most of which are leased to industrial and commercial customers for use in manufacturing and processing needs, including forklift operations, and to residential customers for home heating and cooking, and to local dealers who purchase propane from the Partnership for resale.

     The Partnership owns underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah. At July 31, 1996, the capacity of these facilities approximated 88 million gallons, 88 million gallons and 8 million gallons, respectively (an aggregate of approximately 184 million gallons). Currently, approximately 111 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     The Partnership owns the land and two buildings (50,245 square feet of office space) comprising its corporate headquarters in Liberty, Missouri, and leases the 18,124 square feet of office space in Houston, Texas, where its trading, chemical feedstocks marketing and wholesale marketing operations are primarily located.

     The Partnership believes that it has satisfactory title to or valid rights to use all of its material properties and, although some of such properties are subject to liabilities and leases and, in certain cases, liens for taxes not yet currently due and payable and immaterial encumbrances, easements and restrictions, the Partnership does not believe that any such burdens will materially interfere with the continued use of such properties in its business, taken as a whole. In addition, the Partnership believes that it has, or is in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and has obtained or made all required material registrations, qualifications and filings with, the various state and local governmental and regulatory authorities which relate to ownership of the Partnership's properties or the operations of its business.

ITEM 3.       LEGAL PROCEEDINGS.

Litigation

     Propane is a flammable, combustible gas. Serious personal injury and property damage can occur in connection with its transportation, storage or use. The Partnership, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. The Partnership maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the General Partner believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Partnership from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. It is not possible to determine the ultimate disposition of these matters discussed above; however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended July 31, 1996.

                                                      PART II

ITEM 5.       MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

     The Common Units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange under the symbol FGP. The Common Units began trading on June 28, 1994, at an initial public offering price of $21.00 per Common Unit. As of September 16, 1996, there were 791 registered Common Unitholders of record. The following table sets forth the high and low sales prices for the Common Units on the NYSE and the cash distributions declared per Common Unit for the periods indicated.

                                          Common Unit Price Range                                Distributions
                      -----------------------------------------------------------------
                                   High                              Low                       Declared per Unit
                      -------------------------------- -------------------------------- ---------------------------------
                        1994       1995       1996       1994       1995        1996       1994*      1995       1996
                      ---------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ----------
First Quarter                      $22.75     $23.00                $20.88      $21.00                 $0.50      $0.50
Second Quarter                      22.50      24.50                 19.75       21.25                  0.50       0.50
Third Quarter                       21.25      24.25                 19.75       21.88                  0.50       0.50
Fourth Quarter         $21.13      $22.63     $23.50     $20.75     $20.25      $21.25     $0.15      $0.50      $0.50

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

(in thousands, except per unit data)

                                                                           Ferrellgas, Inc. and Subsidiaries (Predecessor)
                                                                           -----------------------------
                                                   Ferrellgas Partners L.P.
                                         -----------------------------------------
                                                                                             Historical
                                              Historical        Pro Forma     Historical    Eleven Months    Historical
                                          Year Ended July 31,   Year Ended    Inception to     Ended     Year Ended July 31,
                                         -------------------     July 31,       July 31,      June 30,   ------------------
                                            1996      1995       1994 (1)        1994          1994        1993     1992
                                         --------- ---------   ---------       ---------    ---------    ------------------
Income Statement Data:
    Total revenues                       $653,640  $596,436    $526,556       $ 24,566      $501,990     $541,945 $501,129
    Depreciation and amortization          37,024    32,014      28,835          2,383        26,452       30,840   31,196
    Operating income (loss)                62,506    55,927      68,631         (2,391)       71,522       58,553   56,408
    Interest expense                       37,983    31,993      28,130          2,662        53,693       60,071   61,219
    Earnings (loss) from continuing        24,312    23,820      39,909         (5,026)       12,337          109   (1,700)
      operations
    Earnings from continuing operations      0.77      0.76      1.29
      per unit
    Cash distributions declared per unit(3)  2.00      1.65

Balance Sheet Data (at end of period):
    Working capital                      $ 15,294  $ 28,928  $ 34,948         $ 34,948      $ 91,912    $ 74,408  $ 67,973
    Total assets                          654,295   578,596   477,193          477,193       592,664     573,376   598,613
    Payable to (receivable from)
      parent and affiliates                                                                   (4,050)       (916)    2,236
    Long-term debt                        439,112   338,188   267,062          267,062       476,441     489,589   501,614
    Stockholder's equity                                                                      22,829      11,359     8,808

Partners' Capital:
    Common Unitholders                   $ 71,323  $ 84,489  $ 84,532         $ 84,532
    Subordinated Unitholders               71,302    91,824    99,483           99,483
    General Partner (2)                   (58,016)  (57,676)  (62,622)         (62,622)

Operating Data:
    Retail propane sales volumes          650,214   575,935   564,224           23,915       540,309     553,413   495,707
      (in gallons)
    Capital expenditures (4):
        Maintenance                      $  6,657  $  8,625  $  5,688         $    911      $  4,777    $ 10,527  $ 10,250
        Growth                              6,654    11,097     4,032              983         3,049       2,851     3,342
        Acquisition                       108,803    70,069     3,429              878         2,551         897    10,112
                                         --------- ---------  ---------        ---------     ---------   --------- ---------
            Total                        $122,114  $ 89,791  $ 13,149         $  2,772      $ 10,377    $ 14,275  $ 23,704
                                         ========= =========  =========        =========     =========   ========= =========

Supplemental Data:
    Earnings (loss) before deprecition,  $ 99,530  $ 87,941  $ 97,466         $     (8)     $ 97,974    $ 89,393  $ 87,604
      amortization interest and taxes(5)


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

(5) EBITDA is calculated as operating income (loss) plus depreciation and amortization. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. EBITDA is a non-GAAP measure, but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. In addition, EBITDA is not intended as an alternative to earnings (loss) from continuing operations or net earnings (loss).

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical and pro forma consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

General

     The Partnership is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids. The Partnership's revenue is derived primarily from the retail propane marketing business. The General Partner believes the Partnership is the second largest retail marketer of propane in the United States, based on gallons sold, serving more than 800,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 523 retail outlets and 283 satellite locations. Annual retail propane sales volumes were 650 million, 576 million and 564 million gallons for the fiscal years ended July 31, 1996, 1995, and 1994 , respectively.

     The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts and as a heating or energy source in manufacturing and drying processes.

     The Partnership is also engaged in the trading of propane and other natural gas liquids, chemical feedstocks marketing and wholesale propane marketing. Through its natural gas liquids trading operations and wholesale marketing, the Partnership is one of the largest independent traders of propane and natural gas liquids in the United States. In fiscal year 1996, the Partnership's wholesale and trading sales volume was approximately 1.7 billion gallons of propane and other natural gas liquids, over 44% of which was propane.

     The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Partnership primarily trades products purchased from its over 150 suppliers, however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents over 44% of the Partnership's total trading volume, with the remainder consisting principally of various other natural gas liquids. The Partnership attempts to minimize trading risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through credit checks and application of its credit policies. However, there can be no assurance that historical experience or the existence of such policies will prevent trading losses in the future. For the Partnership's fiscal years ended July 31, 1996 and 1995, and the pro forma fiscal year ended July 31, 1994, net revenues from
trading   activities   were  $7.3  million,   $5.8  million  and  $6.8  million,
respectively.

Selected Quarterly Financial Data
(in thousands, except per unit data)

     Due to the seasonality of the retail propane business, first and fourth quarter revenues, gross profit and net earnings are consistently less than the comparable second and third quarter results. The following presents the Partnership's selected quarterly financial data for the two years ended July 31, 1996.

Fiscal year ended July 31, 1996
                                         First Quarter        Second Quarter        Third Quarter        Fourth Quarter
                                                                                                              (1)
                                        -----------------    -----------------     ----------------     -----------------

Revenues                                       $124,588             $238,381             $190,743               $99,928
Gross profit                                     55,479              111,909               85,480                44,458
Earnings (loss) before
  extraordinary loss                             (7,303)              41,476               18,012               (27,873)
Earnings (loss) before
  extraordinary loss per limited
  partner unit                                    (0.23)                1.32                 0.57                (0.89)
Net earnings (loss) (1)                          (7,303)              41,476               18,012              (28,838)

 (1)     Reflects a $965 extraordinary loss on early retirement of debt, net of minority interest of $10.

Fiscal year ended July 31, 1995

                                         First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                                        ----------------     ----------------      ---------------     ---------------

Revenues                                        119,413           $  218,661           $  168,013           $  90,349
Gross profit                                     52,002               95,772               73,254              35,767
Net earnings (loss)                               (666)               30,527               11,939            (17,980)
Net earnings (loss) per
  limited partner unit                           (0.02)                 0.98                 0.38              (0.58)

Results of Operations

   Fiscal Year Ended July 31, 1996 versus Fiscal Year Ended July 31, 1995

     Total Revenues. Total revenues increased 9.6% as compared to the prior year, primarily due to increased retail propane volumes and increased sales price per retail gallon, partially offset by the decline in revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing).

     Retail volumes increased by 12.9% or 74 million gallons, primarily due to the impact of colder weather during fiscal 1996 as compared to fiscal 1995 and acquisition related growth. Fiscal 1996 winter temperatures, as reported by the American Gas Association, were 14.3% colder than the prior year and 3.0% colder than normal. Colder winter temperatures also caused higher cost of product which in turn produced a corresponding increase in sales price per gallon as compared to the prior fiscal year.

     The 28.5% decrease in revenues from other operations to $94,318,000 is primarily due to a decrease in chemical feedstocks marketing revenues due to a decrease in sales volume and selling price. Both volume and price decreased as a result of decreased availability of product from refineries and decreased demand from petrochemical companies. Unrealized gains and losses on options, forwards, and futures contracts were not significant in fiscal 1996 and 1995.

     The acquisition of Skelgas in May 1996 did not have a significant impact on fiscal 1996 revenues due to the expected low retail volumes in the fourth quarter of fiscal 1996. The Partnership expects fiscal 1997 retail propane revenues to increase primarily due to the full fiscal year impact of the Skelgas acquisition. Due to, among other factors, the uncertainty in both fiscal 1997 temperature levels and sales price per gallon, the Partnership is unable to predict the impact of the Skelgas acquisition on future revenues. During the nine months ended April 30, 1996, Skelgas sold approximately 87 million retail propane gallons, however, temperatures were 3.0% colder than normal.

     Gross Profit. Gross profit increased 15.8% as compared to the 1995 fiscal year, primarily due to a $28,415,000 increase in retail sales gross margin and to a lesser extent gross profits from other operations. Retail operations results increased primarily due to the increase in retail volumes. Other operations increased $11,027,000 mainly due to the increased activity of a non-retail transportation operation. This increased activity did not materially impact income from continuing operations due to the related increase in
operating  expenses.   Chemical feedstocks  is  comprised  of low margi  sales,
therefore, the decrease in revenues did not significantly impact gross profit.

     Operating Expenses. Operating expenses increased 17.1% over the prior year. Depreciation and Amortization. Depreciation and amortization expense increased 15.6% over the prior year due primarily to acquisitions of propane businesses.o acquisitions of propane businesses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 15.6% over the prior year due primarily to acquisitions of propane businesses.

     Interest expense and extraordinary loss. Interest expense increased 18.7% over the prior year. This increase is primarily the result of the MLP's issuance of $160,000,000 of 9 3/8% Senior Secured Notes in April 1996 (the "MLP Senior Notes"), the increased net borrowings from the Operating Partnership's revolving credit loans during the first nine months of the year, partially offset by decreasing interest rates during the first nine months of the year. The Partnership expects interest expense to increase in fiscal 1997 due to the full year effect of the issuance of the MLP Senior Notes.

     The extraordinary charge of $965,000 is due to the write off of unamortized debt issuance costs as a result of the refinancing of the $50,000,000 of floating rate debt previously issued by the Operating Partnership. The Partnership expects interest expense related to this debt to decrease by 2% per annum in fiscal 1997.

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


Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1997, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the MLP are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for 1,887,420 Common Units representing limited partner interests in the MLP. During the year ended July 31, 1996, the MLP issued 213,758 Common Units in connection with the acquisition of propane businesses. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $65,096,000 for the year ended July 31, 1996, compared to $66,030,000 in the prior year. This slight decrease is primarily due to the decrease in accounts payable offset by a decrease in inventories related to the decreased level of chemical feedstocks operations. Additional factors impacting cash provided from operating activities include an increase in other liabilities, offset by an increase in retail accounts receivable primarily due to unfavorable economic conditions.

     Investing Activities. On April 30, 1996, the General Partner completed the acquisition of Skelgas for a cash purchase price of $89,650,000. Following the closing of the acquisition, the General Partner (i) caused Skelgas and each of its subsidiaries to be merged into Ferrellgas and (ii) transferred all of the assets of Skelgas and its subsidiaries to the Operating Partnership. In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by Ferrellgas of certain income tax liabilities, the Partnership issued 41,203 Common Units to Ferrellgas. The liabilities assumed by the Operating Partnership included the obligations of Ferrellgas under a $89,650,000 million Bank of America ("BofA") Acquisition Loan. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the BofA Acquisition Loan principally fromcash proceeds of the MLP Senior Notes and borrowings under the Operating Partnership's existing acquisition bank credit line. Including the Skelgas acquisition, the Partnership made total acquisition capital expenditures of $128,165,000 (including working capital acquired of $19,362,000) in fiscal 1996. This amount was funded by $108,120,000 debt assumed, $8,116,000 cash payments, $4,825,000 Common Units issued, and $7,104,000 in other costs and consideration.

     During  the year ended  July 31,  1996,  the  Partnership  made  growth and maintenance capital expenditures of $13,011,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating and upgrading district plant facilities, and 4) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1997, the Partnership expects growth and maintenance capital expenditures to increase over fiscal 1996 levels.

     Financing Activities. On April 26, 1996, the MLP issued the MLP Senior Notes. The MLP Senior Notes will be redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. The MLP Senior Notes will become guaranteed by the OLP on a senior subordinated basis if certain conditions are met. The Amended and Restated Credit Agreement and the OLP Senior
Note Indenture currently prohibit the OLP from guaranteeing any indebtedness unless, among meeting other conditions, the fixed charge coverage ratio for the OLP meets certain levels at prescribed dates. Currently the OLP does not meet such conditions and, therefore, there can be no assurance as to whether or when this guarantee will occur. Interest is payable semi-annually in arrears on June 15 and December 15 of each year commencing on December 15, 1996. A portion of the net proceeds was used to retire outstanding indebtedness of $66,350,000 under the OLP's credit facility. The remaining proceeds were used to retire $89,650,000 of indebtness assumed from the General Partner pursuant to the Skelgas acquisition.

     On July 31, 1996, the OLP amended and restated its $205,000,000 Credit Facility (the "Credit Facility") with Bank of America National Trust & Savings Association ("BofA"), as Agent. Among other changes, the amendment increased the maximum borrowing amount to $255,000,000 and extends the termination date of the revolving line of credit to July 1999. The unsecured Credit Facility permits borrowings of up to $185,000,000 on a senior unsecured revolving line of credit basis to fund general corporate, working capital and acquisition purposes (of which up to $50,000,000 is available to support letters of credit). The Credit Facility also provides an unsecured revolving line of credit for additional working capital needs of $20,000,000.

     The Credit Facility also includes an unsecured term loan due June 1, 2001 (the "Refinancing Loan ") which was used to refinance the OLP's $50,000,000 Floating Rate Series B Senior Notes (the "Floating Senior Notes"). On July 31, 1996, the OLP used the proceeds of the Refinancing Loan to redeem the Floating Senior Notes. The OLP expects interest expense related to this debt to decrease by 2% per annum.

     To offset the variable rate characteristic of the Credit Facility, the OLP has entered into interest rate collar agreements, expiring between June and December 1998, with three major banks that effectively limit interest rates on a certain notional amount between 4.9% and 6.5% under the current pricing arrangement. At July 31, 1996, the total notional principal amount of these agreements was $125,000,000.

     At July 31, 1996, $44,500,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $26,824,000. At July 31, 1996, the OLP had $133,676,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. The Partnership typically has significant cash needs during the first quarter due to expected low revenues, increasing inventories and the September cash distribution. The OLP also has outstanding $200,000,000 of 10% Fixed Rate Senior Notes due 2001.

     During the year ended July 31, 1996, the Partnership paid cash distributions of $2.00 per limited partner unit. These distributions covered the period from May 1, 1995 to April 30, 1996. On August 19, 1996, the Partnership declared its fourth-quarter cash distribution of $0.50 per limited partner unit, which was paid September 13, 1996. The Partnership's annualized distribution is presently $2.00 per limited partner unit.

     The MLP Senior Notes, the OLP Fixed Rate Senior Notes and Credit Facility contain various restrictive covenants applicable to the MLP, the Operating Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Operating Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Operating Partnership fails to meet certain coverage tests. The MLP and the Operating Partnership are in compliance with all requirements, tests, limitations and covenants related to the MLP Senior Notes, the OLP Fixed Rate Senior Notes and Credit Facility.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Partnership's Consolidated Financial Statements and the Reports of Certified Public Accountants thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Item 7 for Selected Quarterly Financial Data.
                                       16

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

     The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At July 31, 1996, 3,370 full-time and 770 temporary and part-time individuals were employed by the General Partner.

Directors and Executive Officers of the General Partner

     The following table sets forth certain information with respect to the directors and executive officers of the General Partner. Each of the persons named below is elected to their respective office or offices annually. None of the executive officers have entered into employment agreements with the General Partner.

                                   Director
Name                         Age     Since    Position
James E. Ferrell             56      1984     President, Chairman of the Board,
                                              Chief Executive Officer
                                              and a Director of the
                                              General Partner

Danley K. Sheldon            38               Senior Vice President,
                                              Chief Financial
                                              Officer, President-Retail
                                              Operations,Treasurer and Managing
                                              Director

Shahid J. A. Malik           36               Senior Vice President,
                                              Chief Operating Officer,
                                              Ferrell North America and
                                              Managing Director

                                              Director
Name                         Age     Since    Position
James M. Hake                36               Vice President, Acquisitions

Patrick J. Chesterman        46               Vice President, Retail Operations

Daniel M. Lambert            55      1994     Director of the General Partner

A. Andrew Levison            40      1994     Director of the General Partner

     James E. Ferrell--Mr. Ferrell has been with Ferrell or its predecessors and its affiliates in various executive capacities since 1965.

     Danley K. Sheldon--Mr. Sheldon has been Chief Financial Officer of the Company since January 1994. He was appointed President-Retail Operations in October 1996 and has served as Treasurer since 1989. He joined the Company in 1986.

     Shahid J. A. Malik--Mr. Malik has been Chief Operating Officer of Ferrell North America ("FNA") since August, 1994. He joined the Company in February, 1994 as Vice President of Business Development. Prior to joining the Company, Mr. Malik was Commercial Manager at British Petroleum from 1990 to 1994, responsible for oil supply, trading and operations of British Petroleum's business for most of North America.

     James M. Hake--Mr. Hake has been Vice President, Acquisitions of the Company since October, 1994. He joined the Company in 1986.

     Patrick J. Chesterman--Mr. Chesterman has been Vice President, Retail Operations since August, 1996. After joining the Company in June, 1994, he had one-year assignments as Director of Human Resources and Director of Field
Support. Prior to joining the Company, Mr. Chesterman was Director of Fuels Policy and Operations for the U.S. Air Force.

     Daniel M. Lambert---Dr. Lambert was elected a director of the Company in September 1994. Dr. Lambert has been President of Baker University in Baldwin City, Kansas, since July 1, 1987.

     A. Andrew Levison---Mr. Levison was elected a director of the Company in September 1994. Mr. Levison has been a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation since 1989. Mr. Levison is also a director of Rickel Home Centers, Inc., a leading full service home improvement retailer that operates stores in the Northeastern United States, and Flagstar Companies, Inc.

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

ITEM 11.      EXECUTIVE COMPENSATION.

   Summary Compensation Table

     The following table sets forth the compensation for the past three years of all individuals serving as the Partnership's or its Predecessor's Chief Executive Officer ("CEO") or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and the Company's three most highly compensated executive officers other than the Chief Executive Officer ("named executive officers"), who were serving as executive officers at the end of the 1996 fiscal year.


                                                                                      Long Term Compensation
                                                                              ----------------------------------------
                                                 Annual Compensation                     Awards             Payouts
                                         ------------------------------------ ----------------------------------------
                                                                    Other                    Securities
                                                                   Annual     Restricted     Underlying                All Other
                                                                   Compen-       Stock        Options/        LTIP      Compen-
            Name and                       Salary       Bonus      sation       Awards          SARs        Payouts     sation
       Principal Position         Year       ($)         ($)         ($)          ($)           (#)           ($)         ($)
--------------------------------- ------ ------------ ---------- ------------ ----------------------------------------------------
James E. Ferrell                   1996      480,000     ---         ---          ---           ---                     16,801 (1)
   Chairman and                    1995      480,000    180,000      ---          ---           ---                     36,977
   Chief Executive Officer         1994      480,000     ---         ---          ---           ---                     22,920

Danley K. Sheldon                  1996      177,500    100,000      ---          ---           ---                     13,972 (1)
   Senior Vice President, Chief    1995      165,000     50,000      ---          ---          70,000                   15,897
   Financial Officer,            1994      120,185    125,875      ---          ---           ---                      7,693
   President-Retail Operations
   and Managing Director

 Shahid Malik                      1996      162,500    165,000      ---          ---           ---                      6,457 (1)
   Senior Vice President, Chief    1995      150,000    100,000      ---          ---          25,000                    9,706
   Operating Officer, FNA
   and Managing Director

James A. Hake
   Vice President, Acquisitions    1996      120,000     85,000      ---          ---           ---                      9,962 (1)
                                   1995      112,583     60,000      ---          ---          36,000                   10,424


(1) Includes for Mr. Ferrell contributions of $15,189 to the employee's 401(k) and profit sharing plans and compensation of $1,612 resulting from the payment of life insurance premiums. Includes for Mr. Sheldon contributions of $12,850 to the employee's 401(k) and profit sharing plans and compensation of $1,122 resulting from the payment of life insurance premiums. Includes for Mr. Malik contributions of $5,598 to the employee 401(k) and profit sharing plans and compensation of $860 resulting from the payment of life insurance premiums. Includes for Mr. Hake contributions of $9,236 to the employee's 401(k) and profit sharing plans and compensation of $726 resulting from the payment of life insurance premiums.


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

     There were no grants of unit options during the 1996 fiscal year to the CEO and named executive officers.

     The following table lists information on the CEO and named executive officers' exercised/unexercised unit options for the fiscal year ended July 31, 1996.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FY AND FY-END OPTION SAR VALUES

                                                              Number of Securities
                                                             Underlying Unexercised       Value of Unexercised
                                                                Options/SARs at        In-The-Money Options/SARs
                                                                   FY-End (#)                at FY-End ($)
                                                            ------------------------- -----------------------------
                             Shares
                          Acquired on        Value                Exercisable/                Exercisable/
Name                      Exercise (#)   Realized ($)            Unexercisable                Unexercisable

------------------------ --------------- --------------     ------------------------- ------------------------------
J.E. Ferrell                   -               -                       -                            -
D.K. Sheldon                   0               0                    0/70,000                    0/381,500
S.J.A. Malik                   0               0                    0/25,000                    0/136,250
J.M. Hake                      0               0                    0/36,000                    0/196,200

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

     Historically, the annual contribution to the Profit Sharing Plan has been 1% to 7% of each participant's annual wage or salary. The Profit Sharing Plan also has a cash-or-deferred, or 401(k), feature allowing all full time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the Profit Sharing Plan.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of July 31, 1996, regarding the beneficial ownership of the Common and Subordinated Units of the MLP by certain beneficial owners, all directors and named executive officers of the General Partner and the Partnership, each of the named executive officers and all directors and executive officers of the General Partner as a group. The General Partner knows of no other person beneficially owning more than 5% of the Common Units.

Ferrellgas Partners, L.P.

                                                                     Units
                          Name and Address                       Beneficially         Percentage of
Title of Class            of Beneficial Owner                         Owned (1)            Class
------------------------ ---------------------------------------------------    ----------------
Common Units             James E. Ferrell                         1,214,162 (2)               8.3
                         Goldman, Sachs & Co.                     1,186,495 (3)               8.1
                         The Goldman Sachs Group                  1,186,495 (3)               8.1
                         Danley K. Sheldon                            1,000                     *
                         Shahid J. A. Malik                           1,350 (4)                 *
                         James M. Hake                                  400                     *
                         A. Andrew Levison                           15,000                     *
                         Daniel M. Lambert                              560                     *
                         All Directors and Officers as a Group    1,212,472                   8.4

Subordinated Units       James E. Ferrell                        16,593,721 (2)             100.0

* Less than 1%

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

(2) The address for James E. Ferrell is c/o Ferrellgas, Inc., P.O. Box 4644, Houston, TX, 77210.

     Includes (i) 1,210,162 Common Units and 16,593,721 Subordinated Units held by Ferrellgas, Inc. a wholly owned subsidiary of Ferrell Companies, Inc. and (ii) 4,000 Common Units held by the Sarah A. Ferrell Trust of which Elizabeth J. Ferrell, Mr. Ferrell's wife, is a trustee. Mr.Ferrell is the sole director of Ferrell Companies, Inc.

(3) The address for both Goldman Sachs Group, L.P. and Goldman, Sachs & Co. is 85 Broad Street, New York, New York, 10004.

     Goldman, Sachs & Co., a broker/dealer, and its parent Goldman Sachs Group, L.P. are deemed to have shared voting power and shared dispositive power over 1,186,495 Common Units owned by their customers.

(4)  Mr. Malik shares Voting and Investment Power with this wife.

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

     Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 1996 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner with the exception of the late filing by the CEO of one Form 4.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Set forth below is a discussion of certain relationships and related transactions among affiliates of the Partnership.

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $109,637,000 and $100,750,000 for the years ended July 31, 1996 and 1995 and $7,561,000 from inception to July 31, 1994, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner. The conveyance of the net assets of the Company to the Partnership is described in Note A of the Ferrellgas Partners, L.P. notes to the consolidated financial statements.

     A. Andrew Levison, a director of the General Partner is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the private placement of $160,000,000 senior subordinated notes issued in April 1996 and was paid fees of $4,000,000 in fiscal 1996. No fees were paid in 1995. DLJ acted as an underwriter with regard to the public offering of Common Units and Senior Notes as described in Note A of the Ferrellgas Partners, L.P.'s notes to the consolidated financial statements and was paid total fees of $5,100,000 during 1994.

     The law firm of Smith, Gill, Fisher & Butts, a Professional Corporation, was general counsel to the Partnership, General Partner, Ferrell Companies, Inc. and their respective subsidiaries and affiliates. David S. Mouber, a director of Ferrell through July 31, 1994, was a member of such law firm during the pro forma fiscal year of the Partnership and the Predecessor ended July 31, 1994. The Partnership, Ferrell and their respective subsidiaries paid such firm fees of $1,394,000 during the pro forma year ended July 31, 1994.

See Note L to the financial statements in Item 14 for discussion of transactions involving acquisitions related to the General partner and the Partnership

                                     PART IV

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

     (b) Reports on Form 8-K.

         The Partnership filed one Form 8-K during the quarter ended July 31, 1996.


          Form 8-K dated May 6, 1996, (as amended on July 12, 1996) reporting the acquisition by the Operating Partnership of the propane business of Skelgas Propane, Inc.

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


                                     FERRELLGAS PARTNERS, L.P.

                                     By Ferrellgas, Inc. (General Partner)



                                     By    /s/ James E. Ferrell
                                           James E. Ferrell
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


        Signature                     Title                             Date



  /s/ James E. Ferrell       Chairman of the Board,                    10/15/96
  James E. Ferrell           Chief Executive Officer and
                             Director (Principal Executive Officer)




  /s/ Daniel M. Lambert       Director                                 10/15/96
  Daniel M. Lambert




  /s/ A. Andrew Levison       Director                                 10/15/96
  A. Andrew Levison




  /s/ Danley K. Sheldon        Senior Vice President and Chief         10/15/96
  Danley K. Sheldon            Financial Officer (Principal
                               Financial and Accounting Officer)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FERRELLGAS PARTNERS FINANCE CORP.



                                    By     /s/ James E. Ferrell
                                           James E. Ferrell
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


Signature                             Title                             Date



  /s/ James E. Ferrell          Chairman of the Board,                 10/15/96
  James E. Ferrell              Chief Executive Officer and
                                Sole Director (Principal
                                Executive Officer)






  /s/ Danley K. Sheldon          Senior Vice President and Chief       10/15/96
  Danley K. Sheldon              Financial Officer (Principal
                                 Financial and Accounting Officer)

                                INDEX TO EXHIBITS

         The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K which are not listed are not applicable.
               Exhibit
                Number    Description
     (1)     2.1          Stock Purchase Agreement dated September 30, 1994,
                          between Ferrellgas, Inc. and Bell
                          Atlantic Enterprises International, Inc.

     (2)     2.2          Agreement for Purchase and Sale of Stock dated
                          March 23, 1996 between Superior
                          Propane, Inc. and Ferrellgas, Inc.

     (3)     3.1          Agreement of Limited Partnership of Ferrellgas
                          Partners, L.P.

     (4)     4.1          Indenture dated as of July 5, 1994, among Ferrellgas,
                          L.P., Ferrellgas Finance Corp. and Norwest Bank
                          Minnesota, National Association, as Trustee, relating to $200,000,000 10% Series A Fixed Rate Senior Notes due 2001 and $50,000,000 Series B Floating Rate
                          Senior Notes due 2001.

     (5)     4.2          Indenture dated as of April 26, 1996, among Ferrellgas
                          Partners, L.P., Ferrellgas Partners Finance Corp.,
                          Ferrellgas, L.P. as guarantor, and Amercan Bank
                          National Association, as Trustee, relating to $160,000,000 9 3/8% Senior Secured Notes due 2006.

     (6)     4.3          Registration  Rights Agreement dated as of
                          April,  26, 1996 among Ferrellgas  Partners,
                          L.P.,  Ferrellgas  Partners  Finance  Corp.,
                          Ferrellgas,  L.P.,  Donaldson,  Lufkin  & Jenrette
                          Securities Corporation and Goldman, Sachs & Co.

     (7)     10.2         Agreement dated as of April 1, 1994, between BP
                          Exploration & Oil, Inc. and
                          Ferrellgas, L.P. dba Ferrell North America

     (8)#    10.3         Ferrell Companies, Inc. Supplemental Savings Plan.

     (9)#    10.4         Ferrellgas, Inc. Unit Option Plan.

     (10)    10.5         Contribution, Conveyance and Assumption Agreement
                          dated as of November 1, 1994 among the Partnership, the Operating Partnership and Ferrellgas, Inc.

     (11)    10.6         First Amendment to Contribution, Conveyance and
                          Assumption Agreement between Ferrellgas, the
                          Partnership and the Operating Partnership.

     (12)    10.7         Second Amendment to Contribution, Conveyance and
                          Assumption Agreement between Ferrellgas, the
                          Partnership and the Operating Partnership.

     (13)    10.8         Purchase  Agreement  dated as of April 23,  1996
                          between  Ferrellgas  Partners,  L.P., Ferrellgas
                          Partners Finance Corp.,  Ferrellgas,  Inc.,
                          Ferrellgas,  L.P.,  Donaldson, Lufkin & Jenrette
                          Securities Corporation and Goldman, Sachs & Co.

     (14)    10.9         Amended and Restated Agreement of Limited Partnership
                          of Ferrellgas, L.P. dated as of April 23, 1996.

     (15)    10.10        Pledge and Security  Agreement dated as of April
                          26, 1996 among Ferrellgas Partners,  L.P., Ferrellgas,
                          Inc., and American Bank National Association, as collateral agent.

             10.11 Amended and Restated Credit Agreement dated as of July 31, 1996, among Ferrellgas, L.P., Stratton Insurance Company, Inc., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto.

     (16)    21.1         List of subsidiaries.

             27.1 Financial Data Schedules - Filed only with the EDGAR version.


     #          Management contracts or compensatory plans.

        (1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on
                Form S-1 File No. 33-55185 filed with the Commission on November 14, 1994

        (2) Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

        (3) Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed August 15, 1994.

        (4) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 15, 1994.

        (5) Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

        (6) Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

        (7) Incorporated by reference to the Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed on October 20, 1994.

        (8) Incorporated by reference to the Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed on October 17, 1995.

        (9) Incorporated by reference to the Exhibit 10.8 to Registrant's Registration Statement on Form S-1 File No. 33-55185 filed with the Commission on November 14, 1994

       (10) Incorporated by reference to the Exhibit 10.9 to Registrant's Registration Statement on Form S-1 File No. 33-55185 filed with the Commission on November 14, 1994

       (11) Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed on October 20, 1994.

       (12) Incorporated by reference to the Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed on October 17, 1995.

       (13) Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

       (14) Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on June 12, 1996.

       (15) Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

       (16) Incorporated by reference to the Exhibit 21.1 to Registrant's Registration Statement on Form S-4 File No. 333-06693 filed with the Commission on July 30, 1996

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page

Ferrellgas Partners, L.P. and Subsidiaries
         Independent Auditors' Report..........................................................................F-2
         Consolidated Balance Sheets - July 31, 1996 and 1995..................................................F-3
         Consolidated Statements of Earnings- Years ended July 31, 1996 and 1995,
              One month ended July 31, 1994 (Successor),
              Eleven months ended June 30, 1994 (Predecessor)..................................................F-4
         Consolidated Statements of Stockholder's Equity/Partners' Capital -
              Years ended July 31, 1996 and 1995,  One month ended July 31, 1994
              (Successor), and Eleven months ended June 30, 1994 (Predecessor).................................F-5
         Consolidated Statements of Cash Flows - Year ended July 31, 1996 and 1995,
              One month ended July 31, 1994 (Successor), and
              Eleven months ended June 30, 1994 (Predecessor)..................................................F-6
         Notes to Consolidated Financial Statements............................................................F-7


Ferrellgas Partners Finance Corp.
         Independent Auditors' Report.........................................................................F-20
         Balance Sheets - July 31, 1996 and April 8, 1996 (Date of Inception).................................F-21
         Statement of Earnings - From the Date of inception to July 31, 1996..................................F-22
         Statement of Stockholder's Equity - From the Date of Inception to July 31, 1996......................F-23
         Statement of Cash Flows - From the Date of Inception to July 31,1996.................................F-24
         Notes to Financial Statements........................................................................F-25


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P.
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. (formerly Ferrellgas, Inc.) and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of earnings, partners' capital and cash flows for the years ended July 31, 1996 and 1995 and for the one month ended July 31, 1994 (Successor) and the eleven months ended June 30, 1994
(Predecessor). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended July 31, 1996 and 1995 and for the one month ended July 31, 1994 (Successor) and the eleven months ended June 30, 1994 (Predecessor) in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 18, 1996

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                                    July 31,             July 31,
ASSETS                                                                1996                 1995
----------------------------------------------------------       ----------------    -----------------

Current Assets:
  Cash and cash equivalents                                             $ 13,770             $ 29,877
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $1,169 and
    $874 in 1996 and 1995, respectively)                                  70,118               58,239
  Inventories                                                             41,395               44,090
  Prepaid expenses and other current assets                                5,685                5,884
                                                                 ----------------    -----------------
    Total Current Assets                                                 130,968              138,090

Property, plant and equipment, net                                       403,732              345,642
Intangible assets, net                                                   107,960               86,886
Other assets, net                                                         11,635                7,978
                                                                 ----------------    -----------------
    Total Assets                                                        $654,295             $578,596
                                                                 ================    =================



LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------
Current Liabilities:
  Accounts payable                                                     $  48,400            $  57,729
  Other current liabilities                                               41,754               31,433
  Short-term borrowings                                                   25,520               20,000
                                                                 ----------------    -----------------
    Total Current Liabilities                                            115,674              109,162

Long-term debt                                                           439,112              338,188
Other liabilities                                                         12,402               11,398
Contingencies and commitments
Minority interest                                                          2,498                1,211

Partners' Capital:
  Common unitholders (14,612,580 and 14,398,942
    units outstanding in 1996 and 1995, respectively)                     71,324               84,489
  Subordinated unitholders (16,593,721 units outstanding
    in 1996 and 1995)                                                     71,302               91,824
  General partner                                                        (58,017)             (57,676)
                                                                 ----------------    -----------------
    Total Partners' Capital                                               84,609              118,637
                                                                 ----------------    -----------------
    Total Liabilities and Partners' Capital                             $654,295             $578,596
                                                                 ================    =================


                 See notes to consolidated financial statements

    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except unit data)


                                                                                          For the year ended July 31, 1994
                                                                                          --------------------------------
                                                    For the year      For the year         One month         Eleven months
                                                        ended             ended              ended               ended
                                                    July 31, 1996     July 31, 1995      July 31, 1994       June 30, 1994
                                                   ----------------  ----------------   ----------------    ----------------
                                                                                                             (Predecessor)
Revenues:
  Gas liquids and related product sales                   $612,593          $565,607            $22,411            $477,285
  Other                                                     41,047            30,829              2,155              24,705
                                                   ----------------  ----------------   ----------------    ----------------
    Total revenues                                         653,640           596,436             24,566             501,990

Cost of product sold (exclusive of
  depreciation, shown separately below)                    356,314           339,641             13,211             256,095
                                                   ----------------  ----------------   ----------------    ----------------

Gross profit                                               297,326           256,795             11,355             245,895

Operating expense                                          179,462           153,226             10,078             135,058
Depreciation and amortization expense                       37,024            32,014              2,383              26,452
General and administrative expense                          13,221            11,357                935               8,923
Vehicle leases expense                                       5,113             4,271                350               3,940
                                                   ----------------  ----------------   ----------------    ----------------

Operating income (loss)                                     62,506            55,927             (2,391)             71,522

Interest expense                                           (37,983)          (31,993)            (2,662)            (53,693)
Interest income (including related parties of $1,108
  in eleven months ended June 30, 1994)                      1,666             1,268                 73               3,599
Loss on disposal of assets                                  (1,586)           (1,139)               (97)             (1,215)
                                                   ----------------  ----------------   ----------------    ----------------
Earnings (loss) before income taxes,
  minority interest and extraordinary loss                  24,603            24,063             (5,077)             20,213

Income tax provision                                             -                 -                  -               7,876
Minority interest                                              291               243                (51)                  -
                                                   ----------------  ----------------   ----------------    ----------------

Earnings (loss) before extraordinary loss                   24,312            23,820             (5,026)             12,337

Extraordinary loss on early extinguishment of debt,
   net of minority interest of $10 and $607 in year
   ended July 31, 1996 and in one month ended
   July 31, 1994, respectively, and tax benefit of $531
   in eleven months ended June 30, 1994                        965                 -             59,455                 867
                                                   ----------------  ----------------   ----------------    ----------------
Net earnings (loss)                                         23,347            23,820            (64,481)           $ 11,470
                                                                                        ----------------    ================

General partner's interest in net earnings (loss)              233               238            (64,481)
                                                   ----------------  ----------------   ----------------
Limited partners' interest in net earnings                $ 23,114          $ 23,582            $     0
                                                   ================  ================   ================

Net earnings per limited partner unit:
   Earnings before extraordinary loss                     $   0.77          $   0.76            $     -
   Extraordinary loss                                         0.03               -
                                                   ----------------  ----------------   ----------------
Net earnings per limited partner unit                     $   0.74          $   0.76            $     -
                                                   ================  ================   ================

Weighted average number of units outstanding             31,128.8          30,908.1              30,693.7
                                                   ================  ================   ================


                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY / PARTNERS' CAPITAL
                                 (in thousands)


                                                 Number of                    Additional                     Total
                                                   common         Common       paid-in      Accumulated   stockholder's
                                                   shares         stock        capital        deficit        equity
                                               ---------------  ----------- --------------- ------------ ---------------
August 1, 1993 (Predecessor)                              1.0         $1         $32,863     $(21,505)       $ 11,359

  Net earnings                                            -            -               -       11,470          11,470
                                               ---------------  ----------- --------------- ------------ ---------------
June 30, 1994 (Predecessor)                               1.0         $1         $32,863     $(10,035)        $22,829
                                               ===============  =========== =============== ============ ===============

                                       Number of units
                                 -----------------------------
                                                                                              General      Total partners'
                                   Common       Subordinated      Common     Subordinated     partner         capital
                                 ------------  ---------------  ----------- --------------- ------------ ---------------
April 19, 1994                             -                -     $     -       $     -      $     -         $      -
  Contributions in connection
    with formation of the
    Partnership                     14,100.0         16,593.7      84,532        99,483        1,859          185,874

  Net loss                                 -                -           -             -      (64,481)         (64,481)
                                 ------------  ---------------  ----------- --------------- ------------ ---------------
July 31, 1994                       14,100.0         16,593.7      84,532        99,483      (62,622)         121,393

  Special allocation of  prior
     year operating loss                   -                -      (2,312)       (2,664)       4,976               -

  Assets contributed in
    connection with acquisitions           -                -       3,324         3,830           72           7,226

  Common units issued in
     connection with
     acquisitions                      298.9                -       6,600             -           66           6,666

  Quarterly distributions                  -                -     (23,756)      (27,380)        (518)        (51,654)

  Adjustments to capital related to
     resolution of income tax
     contingencies                         -                -       5,145         5,929          112          11,186

  Net earnings                             -                -      10,956        12,626          238          23,820

                                 ------------  ---------------  ----------- --------------- ------------ ---------------
July 31, 1995                       14,398.9         16,593.7      84,489        91,824      (57,676)        118,637

  Assets contributed in
   connection with acquisitions                                       284           325            6             615

  Common units issued in
     connection with
     acquisitions                      213.7                        4,825                         48           4,873

  Quarterly distributions                                         (29,047)      (33,188)        (628)        (62,863)

  Net earnings                                                     10,773        12,341          233          23,347
                                 ============  ===============  =========== =============== ============ ===============
July 31, 1996                       14,612.6         16,593.7     $71,324       $71,302     $(58,017)        $84,609

                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                           For the year ended July 31, 1994
                                                        For the year     For the year      One month        Eleven months
                                                            ended           ended            ended              ended
                                                        July 31, 1996   July 31, 1995    July 31, 1994      June 30, 1994
                                                        --------------  ---------------  ---------------   ----------------
                                                                                                            (Predecessor)
Cash Flows From Operating Activities:
 Net earnings (loss)                                          $23,347          $23,820         $(64,481)           $11,470
 Reconciliation of net earnings (loss) to net
  cash from operating activities:
  Depreciation and amortization                                37,024           32,014            2,383             26,452
  Extraordinary loss                                              965                -           59,455                867
  Minority interest                                               291              243              658
  Other                                                         4,478            3,191               22              5,130
  Changes in operating assets and liabilities net of
  effects from business acquisitions:
    Accounts and notes receivable                              (3,988)            (906)             196               (816)
    Inventories                                                 7,612            7,388           (5,631)           (14,279)
    Prepaid expenses and other current assets                     765           (3,497)             618               (763)
    Accounts payable                                          (10,576)           5,246           (2,809)            16,231
    Accrued interest expense                                    1,270           10,680           (3,448)            (4,765)
    Other current liabilities                                   3,649          (11,703)           1,715              7,001
    Other liabilities                                             259             (446)             (35)            (1,072)
    Deferred income taxes                                           -                -                -              7,667
                                                        --------------  ---------------  ---------------   ----------------
      Net cash provided (used) by operating activities         65,096           66,030          (11,357)            53,123
                                                        --------------  ---------------  ---------------   ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                         (8,116)         (19,677)            (874)            (2,451)
 Cash from acquired company                                     9,620                -                -                  -
 Capital expenditures                                         (13,011)         (19,722)          (1,894)            (7,826)
 Other                                                         (1,587)             173               31                 26
                                                        --------------  ---------------  ---------------   ----------------
      Net cash used by investing activities                   (13,094)         (39,226)          (2,737)           (10,251)
                                                        --------------  ---------------  ---------------   ----------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                         5,520           17,000            3,000                  -
 Additions to long-term debt                                  222,268           85,000          265,000                  -
 Reductions of long-term debt                                (234,082)         (61,400)        (477,903)           (13,640)
 Distributions                                                (62,863)         (51,654)               -                  -
 Minority interest activity                                     1,002             (459)          (1,202)                 -
 Additional payments to retire debt                                 -                -          (48,364)            (1,190)
 Additions to financing costs                                       -                -           (6,575)               (51)
 Net issuance of Common Units                                       -                -          255,006                  -
 Cash transfer from predecessor company                             -                -           39,791                  -
 Other                                                             46               51             (124)            (6,330)
                                                        --------------  ---------------  ---------------   ---------------

      Net cash provided (used) by financing activities        (68,109)         (11,462)          28,629            (21,211)
                                                        --------------  ---------------  ---------------   ----------------

Increase (decrease) in cash and cash equivalents              (16,107)          15,342           14,535             21,661
Cash and cash equivalents - beginning of period                29,877           14,535                -             32,706
                                                        --------------  ---------------  ---------------   ----------------
Cash and cash equivalents - end of period                     $13,770          $29,877          $14,535            $54,367
                                                        ==============  ===============  ===============   ================

Cash paid for interest                                        $34,994          $19,918         $  6,093            $55,681
                                                        ==============  ===============  ===============   ================

                 See notes to consolidated financial statements

                            FERRELLGAS PARTNERS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1996

A.  Partnership Organization and Formation

    Ferrellgas Partners, L.P. (the "MLP") was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership" or "OLP"), both Delaware limited partnerships, and collectively known as the Partnership. Ferrellgas Partners, L.P., was formed to acquire and hold a limited partner interest in the Operating Partnership. The Operating Partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company" or "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. The Company has retained a 1% general partner interest in Ferrellgas Partners, L.P. and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

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

    In connection with the contribution of the propane business and assets by the Company, the Operating Partnership assumed all of the liabilities, whether known or unknown, associated with such assets (other than income tax liabilities). The net book value of the assets contributed to the Partnership, adjusted for the settlement of a tax contingency (see Note F), is reported below:

            (In thousands)
            Total assets conveyed                       $509,535
            Total liabilities assumed                    565,471
                                                     --------------
            Net liabilities                            $ (55,936)
                                                     ==============


    Supplementary Pro Forma Consolidated Statements of Earnings (Unaudited):
    The following pro forma consolidated statement of earnings for the fiscal year ended July 31, 1994, was derived from the historical statement of earnings of the Company for the eleven months ended June 30, 1994, and the statement of earnings of the Partnership from inception to July 31, 1994. The pro forma consolidated statements of earnings of the Partnership should be read in conjunction with the consolidated financial statements of the Partnership and the Company and the notes thereto. The objective of this data is to show the effects on the historical financial information as if the Partnership formation had occurred on August 1, 1993.

The following supplementary pro forma consolidated statements of earnings are for comparative purposes and are not indicative of the results of future operations of the Partnership:

      (in thousands, except unit amounts)

                                                        Audited              Audited              Pro Forma
                                                     July 31, 1996        July 31, 1995         July 31, 1994
                                                   ------------------   ------------------     -----------------
      Revenues:
        Gas liquids and related product sales               $612,593             $565,607              $499,696
        Other                                                 41,047               30,829                26,860
                                                   ------------------   ------------------     -----------------

          Total revenues                                     653,640              596,436               526,556

      Cost of product sold (exclusive of
      depreciation, shown separately below)                  356,314              339,641               269,306
                                                   ------------------   ------------------     -----------------

      Gross profit                                           297,326              256,795               257,250

      Operating expense                                      179,462              153,226               145,136
      Depreciation and amortization expense                   37,024               32,014                28,835
      General and administrative expense                      13,221               11,357                10,358 (1)
      Vehicle leases expense                                   5,113                4,271                 4,290
                                                   ------------------   ------------------     -----------------

      Operating income                                        62,506               55,927                68,631

      Interest expense                                       (37,983)             (31,993)              (28,130)(2)
      Interest income                                          1,666                1,268                 1,123 (3)
      Loss on disposal of assets                             (1,586)              (1,139)               (1,312)
                                                   ------------------   ------------------     -----------------

      Earnings before minority interest and
         extraordinary loss                                   24,603               24,063                40,312

      Minority interest                                          291                  243                   403 (4)
                                                   ------------------   -----------------      ------------------


      Earnings before extraordinary loss                   $  24,312            $  23,820             $  39,909
                                                   ==================   ==================     =================


      Earnings before extraordinary loss per
        limited partner unit                             $      0.77          $      0.76            $     1.29
                                                   ==================   ==================     =================

      Weighted average limited partner units                31,128.8             30,908.1              30,693.7
                                                   ==================   ==================     =================

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


                                      F-8

B.  Summary of Significant Accounting Policies

    (1) Nature of operations: The Partnership is engaged primarily in the sale, distribution, marketing and trading of propane and other natural gas liquids throughout the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. The Partnership serves more than 800,000 residential, industrial/commercial and agricultural customers.

    (2) Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the financial statements include reserves that have been established for product liability and other claims.

    (3) Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its wholly-owned subsidiary, Ferrellgas Partners Finance Corp. The Company's 1.0101% General Partner interest in Ferrellgas, L.P. is accounted for as a minority interest. All material intercompany profits, transactions and balances have been eliminated.

    (4) Cash and cash equivalents: For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    (5) Inventories: Inventories are stated at the lower of cost or market using average cost and actual cost methods.

    (6) Property, plant and equipment and intangible assets: Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets ranging from two to thirty years. Intangible assets, consisting primarily of customer location values and goodwill, are stated at cost, net of amortization calculated using the straight-line method over periods ranging from 15 to 40 years. Accumulated amortization of intangible assets totaled $95,801,000 and $81,995,000 as of July 31, 1996 and 1995,
    respectively.

    (7) Forward, futures and option contracts: The Partnership also enters into forward and futures purchase/sale agreements and options involving propane and related products which are used both for trading and overall risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for on a mark-to-market basis.
    Mark to market adjustments on trading positions are recorded through income.

    (8) Income taxes: The Partnership is a limited partnership. As a result, the Partnership's earnings or loss for Federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

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

    (9) Net earnings (loss) per limited partner unit: Net earnings (loss) per limited partner unit is computed by dividing net earnings, after deducting the General Partner's 1% interest, by the weighted average number of outstanding Common Units, Subordinated Units and the dilutive effect
    (if any) of subordinated unit options. As described in Note F, the 1994 net loss before extraordinary loss of approximately $5,026,000, and the 1994 extraordinary loss from early extinguishment of debt of approximately $59,455,000, net of $607,000 minority interest, were allocated 100% to the General Partner. Accordingly, there was no net earnings per limited partner unit calculation attributable to the limited partners from inception to July 31, 1994.

    In accordance with the terms of the Partnership Agreement, the Partnership reallocated 99% of the initial year's net loss before extraordinary loss ($4,976,000) based on ownership percentages to the limited partners in 1995. The fiscal 1995 special allocation of the prior year operating loss to the limited partners resulted in a reduction in equity of $0.16 per limited partner unit.

    (10) Adoption of new accounting standard: Effective August 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," will require increased disclosure of compensation expense arising from stock compensation plans (including the Partnership's unit option plan.) The Statement encourages rather than requires entities to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Entities will be permitted, however, to continue accounting under APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the units at the date of grant and the amount an employee must pay to acquire the units. The Partnership will continue to apply APB No. 25 in its consolidated financial statements and will disclose pro forma net income and earnings per unit in a footnote to its consolidated financial statements, determined as if the new method were applied.

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


D.  Supplemental Balance Sheet Information

    Inventories consist of:

        (in thousands)                                                                    1996             1995
                                                                                      --------------   --------------
        Liquefied propane gas and related products                                          $33,366          $37,550
        Appliances, parts and supplies                                                        8,029            6,540
                                                                                      --------------   --------------
                                                                                            $41,395          $44,090
                                                                                      ==============   ==============

        In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

    Property, plant and equipment consist of:

        (in thousands)                                                                     1996            1995
                                                                                       -------------   --------------
        Land and improvements                                                             $  26,024        $  21,380
        Buildings and improvements                                                           39,376           29,117
        Vehicles                                                                             55,860           46,199
        Furniture and fixtures                                                               22,074           23,336
        Bulk equipment and district facilities                                               43,203           37,086
        Tanks and customer equipment                                                        403,770          357,167
        Other                                                                                 5,800            6,825
                                                                                       -------------   --------------
                                                                                            596,107          521,110
        Less:  accumulated depreciation                                                     192,375          175,468
                                                                                       -------------   --------------
                                                                                           $403,732         $345,642
                                                                                       ==============  =============


        Depreciation expense totaled $25,101,000,  $21,649,000,  $1,602,000, and
        $17,659,000, for the years ended July 31, 1996, 1995, the one month ended July 31, 1994, and the eleven months ended June 30, 1994, respectively.


    Other current liabilities consist of:

        (in thousands)                                                                     1996             1995
                                                                                       --------------   -------------
        Accrued insurance                                                                   $  3,157        $  2,345
        Accrued interest                                                                      14,242          12,972
        Accrued payroll                                                                        7,062           4,036
        Other                                                                                 17,293          12,080
                                                                                       --------------   --------------
                                                                                             $41,754         $31,433
                                                                                       ==============   =============

E.   Long-Term Debt

     Long-term debt consists of:

      (in thousands)                                                                     1996             1995
                                                                                     -------------     ------------
      Senior Notes
        Fixed rate, 10%, due 2001 (1)                                                    $200,000         $200,000
        Floating rate, 9.3125% due 2001 (1)                                                     -           50,000
        Fixed rate, 9.375%, due 2006 (2)                                                  160,000                -

      Credit Agreement
        Term loan, 6%, due 2001 (3)                                                        50,000                -
        Term loan, 7.3125%, due 1997                                                            -           15,000
        Revolving credit loans, 8.25%, due 1999 (3)                                        18,980           70,000

      Notes payable, 5.7% and 5.6% weighted average interest rates,
        respectively, due 1996 to 2006 (4)                                                 11,742            3,983
                                                                                     -------------     ------------
                                                                                          440,722          338,983
      Less:  current portion                                                                1,610              795
                                                                                     -------------     ------------
                                                                                         $439,112         $338,188
                                                                                     =============     ============


     (1) The OLP fixed rate Senior Notes, issued in June, 1994, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The floating rate senior notes bore interest at the London Interbank Offered Rate ("LIBOR") plus 3.125% and had mandatory sinking fund payments of $5,000,000 in 1999 and 2000. On July 31, 1996, the OLP refinanced these notes with an unsecured term loan from its amended and restated Credit Facility bearing interest at LIBOR plus a certain percentage depending on various factors. The current rate at July 31, 1996 was 6.0%.

     (2) The MLP fixed rate Senior Secured Notes issued in April 1996, will be redeemable at the option of the MLP, in whole or in part, at any time on or after June 15, 2001. The notes are secured by the MLP's partnership interest in the OLP. The notes will become guaranteed by the OLP on a senior subordinated basis if certain conditions are met. The OLP's Credit Agreement related to the Credit Facility ("Credit Agreement") and the OLP Indenture relating to the $200,000,000 Senior Notes ("OLP Indenture") currently prohibit the OLP from guaranteeing any indebtedness unless, among meeting other conditions, the fixed charge coverage ratio for the OLP meets certain levels at prescribed dates. Currently the OLP does not meet such conditions and, therefore, there can be no assurance as to whether or when this guarantee will occur. The Senior Secured Notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year commencing on December 15, 1996.

     (3) On July 31, 1996, the OLP amended and restated its $205,000,000 Credit Facility (the "Credit Facility") with a major bank, as Agent. The unsecured Credit Facility now consists of a $50,000,000 term loan facility, a $185,000,000 revolving credit facility for general corporate, working capital and acquisition purposes (of which $50,000,000 is available to support letters of credit) and a $20,000,000 revolving working capital facility, which is subject to an annual reduction in outstandings to $0 for 30 consecutive days. All borrowings under the current pricing arrangement bear interest at either LIBOR plus 0.50% or the Bank's Base rate, depending on the nature of the borrowing. The Bank's Base rate at July 31, 1996 was 8.25%. To offset the variable rate characteristic of the Credit Facility, the OLP entered into interest rate collar agreements, expiring between June and December 1998, with three major banks limiting interest rates on a notional amount of $125,000,000 to between 4.9% and 6.5%.

     (4)  The  notes  payable  are  secured  by  approximately   $4,714,000  and
$1,413,000 of property and equipment at July 31, 1996 and 1995, respectively.

     At July 31, 1996 and 1995,  $25,520,000 and $20,000,000,  respectively,  of short-term borrowings were outstanding under the revolving line of credit and letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $26,824,000 and $24,471,000, respectively.

     The OLP Indenture and Credit Agreement contain various restrictive covenants applicable to the Operating Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Operating Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Operating Partnership fails to meet certain coverage and capital expenditure tests. The Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Note Indenture and Credit Agreement.

     Annual principal payments on long-term debt for each of the next five fiscal years are $1,610,000 in 1997, $2,356,000 in 1998, $20,619,000 in
     1999, $1,685,000 in 2000, and $52,514,000 in 2001.

     During fiscal year 1996, the Partnership recognized an extraordinary loss from the write off of unamortized financing costs of approximately $965,000, net of minority interest of $10,000, resulting from the early extinguishment of $50,000,000 of its floating rate senior notes. During the one month ended July 31, 1994, the Partnership recognized an extraordinary loss from the debt premium and write off of financing costs of $59,455,000, net of minority interest of $607,000, resulting from the early extinguishment of $477,600,000 of indebtedness of the Company assumed by the Operating Partnership. During the eleven months ended June 30, 1994, the Predecessor recognized an extraordinary loss from debt premium and write off of financing costs of approximately $867,000, net of income tax benefit of $531,000, resulting from the early extinguishment of $11,900,000 of its fixed rate senior notes.

F.   Partners' Capital

     Partners' capital consists of 14,612,580 Common Units representing a 46% limited partner interest, 16,593,721 Subordinated Units representing a 53% limited partner interest, and a 1% General Partner interest.

     The Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement") contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts. In addition, the Partnership Agreement contains special provisions for the allocation of the extraordinary loss from the retirement of indebtedness, and the net loss from operations of the Partnership from the closing date on July 5, 1994, to July 31, 1994. In accordance with these special provisions of the Partnership Agreement, the extraordinary loss of $59,455,000, net of $607,000 minority interest, was allocated 100% to the General Partner and was not reallocated to the limited partners. The net loss from operations of approximately $5,026,000 was allocated 100% to the General Partner from inception of the Partnership to the last day of the taxable year ending July 31, 1994. An amount equal to 99% of this net loss was reallocated to the limited partners in the year ending July 31, 1995 based on their ownership percentages. (See Note B.)

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

     The Partnership maintains a shelf registration statement for Common Units representing limited partner interests in the Partnership. The Common Units may be issued from time to time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions.

     In connection with the formation of the Partnership, the General Partner contributed certain assets and liabilities. Pursuant to an examination by the Internal Revenue Service, certain adjustments which relate to these contributed assets resulted in additional deferred taxes recorded by the General Partner. This noncash adjustment retroactively increased the basis of the assets the General Partner contributed to the Operating Partnership by $11,300,000 which, in turn, caused an increase to the General Partner's contributed capital which was allocated pro rata among all partners. In addition, Operating Partnership goodwill also increased by $11,300,000 (to be amortized prospectively over a period of 15 years). These adjustments were not material to the Partnership's financial position or its results of operations or liquidity, nor have they impacted the limited partners' tax basis in the Partnership units.

G.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $109,637,000 and $100,750,000 for the years ended July 31, 1996 and 1995, respectively, and $7,561,000 from inception to July 31, 1994, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership described in Note A included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner. See note L for discussion of transactions involving acquisitions related to the General Partner and the Partnership.

     A. Andrew Levison, a director of the General Partner is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the private placement of $160,000,000 Senior Secured Notes issued in April 1996 and was paid fees of $4,000,000 in 1996. No fees were paid in 1995. DLJ acted as an underwriter with regard to the public offering of Common Units and Senior Notes, and was paid total fees of $5,100,000 during 1994.

     The law firm of Smith, Gill, Fisher & Butts, a Professional Corporation was general counsel to the Partnership, General Partner, Ferrell Companies, Inc. ("Ferrell") and their respective subsidiaries and affiliates during the pro forma fiscal year of the Partnership and the Predecessor ended July 31, 1994. David S. Mouber, a director of Ferrell through July 31, 1994, was a member of such law firm. The Partnership, Ferrell and their respective subsidiaries paid such firm fees of $1,394,000 during the pro forma fiscal year ended July 31, 1994.


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

     Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2016. Rental expense under these leases totaled $12,054,000, $11,233,000, $725,000, and $9,556,000 for the years ended July
     31, 1996 and 1995, the one month ended July 31, 1994, and the eleven months ended June 30, 1994, respectively. Future minimum lease commitments for such leases are $10,566,000 in 1997, $7,336,000 in 1998, $5,377,000 in
     1999, $3,871,000 in 2000, $1,714,000 in 2001 and $601,000 thereafter.


I.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumed all liabilities, which included specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     The General Partner and its parent, Ferrell Companies, Inc., ("FCI") have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions are made to the plan at the discretion of FCI's Board of Directors. This plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Contributions for the years ended July 31, 1996 and July 31, 1995, were $1,160,000 and $1,300,000 under the profit sharing provision and were $1,388,000 and $1,407,000 under the 401(k) provision. There were no contributions under the profit sharing provision or 401(k) provision of the plan from inception to July 31, 1994. Contributions during the eleven months ended June 30, 1994 were $1,200,000 under the profit sharing provision, and $1,445,000 under the 401(k) provision.


J.  Unit Options

     On October 14, 1994, the General Partner adopted the Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan"), which currently authorizes the issuance of options (the "Unit Options") covering up to 850,000
     Subordinated Units to certain officers and employees of the General Partner. The Unit Options have the following characteristics: 1) exercise prices ranging from $16.80 to $21.67 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of grant, 2) vest immediately or over a one to five year period, 3) exercisable beginning after July 31, 1999, assuming the subordination period has elapsed, and 4) expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.


                                                               Units               Price per Unit
                                                       ---------------------- --------------------------
         Outstanding, July 31, 1994                                -                           -

         Granted                                              775,000               $16.80-$18.54
         Canceled                                           (73,500)                   16.80
                                                       ---------------------- --------------------------
         Outstanding, July 31, 1995                           701,500               16.80 - 18.54

         Granted                                              99,750                19.88 - 21.67
         Canceled                                           (132,825)              16.80 - 19.88
                                                       ---------------------- --------------------------
         Outstanding, July 31, 1996                           668,425              $16.80 - $21.67
                                                       ---------------------- --------------------------
         Options exercisable, July 31, 1996                     0
                                                       ---------------------- --------------------------
         Options available for future grants                  181,575
                                                       ---------------------- --------------------------


K. Disclosures About Off Balance Sheet Risk and Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximate fair value because of the short maturity of the instruments. Short-term borrowings approximates fair value as of July 31, 1996 and 1995. The estimated fair value of the Partnership's long-term debt was $440,122,000 and $347,485,000 as of July 31, 1996 and 1995, respectively. The fair value is estimated based on quoted market prices adjusted for discounted cash flows.

     Interest Rate Collar Agreements. The Partnership has entered into various interest rate collar agreements involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At July 31, 1996, the total notional principal amount of these agreements was $125,000,000. The counterparties to these agreements are large financial institutions. The interest rate collar agreements subject the Partnership to financial risk that will vary during the life of these agreements in relation to market interest rates. The mark to market adjustment applicable to the portion of the notional amount in excess of variable rate indebtedness at July 31, 1996 was not material to the financial position or the results of operations of the Partnership.

     Option Contracts. The Partnership is a party to certain option contracts, involving various liquefied petroleum products, for overall risk management purposes in connection with its trading activities. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized below.

     Forward and Futures Contracts. The Partnership is a party to certain forward and futures contracts for trading purposes. Net gains from trading activities were $7,323,000, $5,818,000, $331,000, and $6,458,000 for the
     years ended July 31, 1996, 1995, the one month ended July 31, 1994, and the eleven months ended June 30, 1994, respectively. Such contracts permit settlement by delivery of the commodity. Open contract positions are summarized below (assets are defined as purchases or long positions and liabilities are sales or short positions).

                                                   As of July 31
                                   (In thousands, except price per gallon data)


                    Derivative Commodity Instruments Held for                Commodity Instruments Held for
                           Purposes Other than Trading                             Trading Purposes
                                     (Options)                                   (Forward and Futures)
                   -------------------------------------------    --------------------------------------------------
                           1996                     1995                     1996                        1995
                    --------------------    -------------------    -----------------------     -----------------------
                     Asset      Liab.        Asset     Liab.         Asset       Liab.           Asset        Liab.
                    --------- ----------    -------- ----------    ----------- -----------     ----------- -----------
   Volume

   (gallons)           -        (21)         1,071    (9,765)       178,011    (153,990)        170,057    (129,198)

   Price (cent)/gal)   -         30          16-36     16-36         24-65      24-2025          13-45       14-52

   Maturity                     8/96-         8/95-     8/95-         8/96-     8/96-             8/95-       8/95-
   Dates               -        12/96         1/96      1/96          7/97      3/37              1/96        1/96

   Contract
   Amounts ($)         -       (1,575)          380     (3,572)        64,223     (62,917)         57,419     (43,605)

   Fair Value ($)      -       (1,541)          340     (3,758)        65,972     (62,623)         57,463     (43,504)

   Unrealized
   gain(loss) ($)      -         34          (40)      (186)         1,749        294              44         101

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


L.  Acquisitions

     On April 30, 1996, the General Partner consummated the purchase of all of the stock of Skelgas Propane, Inc. ("Skelgas"), a subsidiary of Superior Propane, Inc. of Toronto, Canada for a cash purchase price of $89,650,000, subject to final working capital adjustments.

     As of May 1, 1996, the General Partner (i) caused Skelgas and each of its subsidiaries to be merged into the General Partner and (ii) transferred all of the assets of Skelgas and its subsidiaries to the Operating Partnership. In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by the General Partner of certain income tax liabilities, the Partnership issued 41,203 Common Units to the General Partner. The liabilities assumed by the Operating Partnership included the $89,650,000 loan agreement under which the General Partner borrowed funds to pay the purchase price for Skelgas. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line. Certain working capital adjustments occurred after the acquisition that resulted in a reduction of the amount paid for the acquisition of Skelgas and the total assets acquired. The total assets contributed to the Operating Partnership (at the General Partner's cost basis) have been preliminarily allocated as follows: (i) working capital of $17,951,000, (ii) property, plant and equipment of $62,178,000 and (iii) and the balance to intangible assets. In total, during the year ended July 31, 1996, the Partnership made acquisitions and received contributions of businesses valued at $128,165,000 (including working capital acquired of $19,362,000). This amount was funded by $8,116,000 of cash payments and the following noncash transactions: $108,120,000 debt assumed, $4,825,000 issuance of Partnership units, and $7,104,000 other costs and consideration.

     On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Immediately following the closing of the purchase of Vision, the General Partner (i) caused Vision and each of its subsidiaries to be merged into the General Partner (except for a trucking subsidiary which dividended substantially all of its assets to the General Partner) and
     (ii) transferred all of the assets of Vision and its Subsidiaries to the Operating Partnership. As a result of the contribution, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Vision and its subsidiaries (excluding income tax liabilities), including the obligation of the General Partner under a $45,000,000 loan agreement under which the General Partner borrowed funds to pay the purchase price for Vision. In consideration of the retention by the General Partner of certain income tax liabilities, the Partnership issued 138,392 Common Units to the General Partner. The Operating Partnership also recorded a contribution of $7,300,000 from the General Partner, representing the excess of the value of the assets over the liabilities conveyed and the units issued to the General Partner. This contribution is allocated to each partner based on their relative ownership percentages following the closing of the Vision acquisition.
     In total, during the year ended July 31, 1995, the Partnership made acquisitions and received contributions of businesses valued at $80,651,000 (including working capital acquired of $3,282,000). This amount was funded by $19,677,000 cash payments and the following noncash transactions: $45,000,000 debt assumed, $7,300,000 contributed capital, $6,600,000 issuance of Partnership units, and $2,074,000 other costs and consideration.

    All transactions have been accounted for similar to purchase accounting and, accordingly, the results of operations of all acquisitions have been included in the consolidated financial statements from their dates of contribution. The following pro forma financial information assumes the Skelgas and Vision transactions occurred at the beginning of each of the periods presented and also includes the pro forma effects of the Partnership's issuance of the $160,000,000 of 9 3/8% Senior Notes in April 1996 (as described in Note E):

      (in thousands, except per unit amounts)
      (unaudited)                                                        Pro Forma Year        Pro Forma Year
                                                                             Ended             Ended July 31,
                                                                          July 31, 1996             1995
                                                                         -----------------     -----------------

      Total revenues                                                     $732,372              $684,340
      Income before extraordinary loss                                   21,734                22,387
      Net earnings                                                       20,769                22,387
      Net earnings per limited partner unit                              $      0.66           $      0.72


M.   Income Taxes (Predecessor)

     As stated Note B, the Partnership's earnings or loss for Federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. For the Predecessor period, income tax expense consisted of deferred taxes of $7,136,000 and current taxes of $209,000. Nearly all of the expense was allocated to operating activities. Deferred taxes result from temporary differences in the recognition of income and expense for tax and financial statement purposes. The significant temporary differences and related deferred tax provision related to net operating loss carryforwards. For Federal income tax purposes, the Company had net operating loss carryforwards of approximately $201,000,000 at June 30, 1994 available to offset future taxable income. These net operating loss carryforwards expire at various dates through 2009. The difference between the effective tax rate of 39% and the statutory federal rate of 35% was primarly state income taxes.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Partners Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.), as of July 31, 1996 and April 8, 1996, and the related statement of earnings, stockholder's equity and cash flows for the period from inception (April 8, 1996) to July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 1996 and April 8, 1996, and the results of its operations and its cash flows for the period from inception (April 8, 1996) to July 31, 1996 in conformity with generally accepted accounting principles.








DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 18, 1996

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS



                                                                               July 31,             April 8,
                                                                                 1996                 1996
                                                                           -----------------    -----------------


      ASSETS
      -----------------------------------------------------------------

      Cash                                                                           $1,000               $1,000
                                                                           -----------------    -----------------
      Total Assets                                                                   $1,000               $1,000
                                                                           =================    =================




      STOCKHOLDER'S EQUITY
      -----------------------------------------------------------------

      Common stock, $1.00 par value; 2,000 shares
      authorized; 1,000 shares issued and outstanding                                $1,000               $1,000

      Additional paid in capital                                                         42                    0

      Accumulated deficit                                                               (42)                   0
                                                                           -----------------    -----------------
      Total Stockholder's Equity                                                      1,000                1,000
                                                                           -----------------    -----------------

      Total Liabilities and Stockholder's Equity                                     $1,000               $1,000
                                                                           =================    =================

                       See notes to financial statements

                         FERRELLGAS PARTNERS FINANCE CORP.
      (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                       STATEMENT OF EARNINGS




                                                     From inception
                                                      to July 31,
                                                          1996
                                                    -----------------

Revenues                                                        $  -

General and administrative expense                                42

                                                    -----------------

Net loss                                                        $(42)
                                                    =================


                      See notes to financial statements
                                      F-22

                       Ferrellgas Partners Finance Corp.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.

                       Statements of Stockholder's Equity

                                                                                                    Total
                                         Common stock      Additional         Accumulated       stockholder's
                           -----------------------------
                             Shares        Dollars       paid in capital        deficit             equity
                           ------------   -----------   -------------------------------------  -----------------

April 8, 1996                        0      $      0                   -               $   0           $      0
                           ------------   -----------   -----------------  ------------------  -----------------

Capital Contribution             1,000         1,000                 $42                   -              1,042
Net loss                             -             -                   -                 (42)               (42)
                           ------------   -----------   -----------------  ------------------  -----------------
July 31, 1996                    1,000        $1,000                 $42                $(42)            $1,000
                           ============   ===========   =================  ==================  =================

                       See notes to financial statements

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENT OF CASH FLOWS




                                                                                        From Inception to
                                                                                          July 31, 1996
                                                                                      ----------------------

                          Cash Flows From Operating Activities:
                            Net loss                                                               $    (42)
                                                                                      ----------------------
                                Cash used by operating activities                                       (42)
                                                                                      ----------------------

                          Cash Flows From Financing Activities:
                            Capital Contribution                                                      1,042
                                                                                      ----------------------
                                Cash provided by financing activities                                 1,042
                                                                                      ----------------------

                          Increase (decrease) in cash                                                 1,000
                          Cash - beginning of period                                                      0
                                                                                      ----------------------
                          Cash - end of period                                                       $1,000
                                                                                      ======================
                       See notes to financial statements

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996


A.      Formation

        Ferrellgas Partners, Finance Corp. (the "Finance Corp."), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (the "Partnership").

        The Partnership contributed $1,000 to the Finance Corp. on April 8, 1996 in exchange for 1,000 shares of common stock.

B.      Commitment

        On April 26, 1996, the Partnership issued $160,000,000 of 9 3/8% Senior Secured Notes due 2006 (the "Senior Notes"). The Senior Notes will be redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. The Senior Notes will become guaranteed by the Operating Partnership (the "OLP") on a senior subordinated basis if certain conditions are met. Certain OLP's credit agreements and the indentures currently prohibit the OLP from guaranteeing any indebtedness unless, among meeting other conditions, the fixed charge coverage ratio for the OLP meets certain levels at prescribed dates. Currently the OLP does not meet such conditions and, therefore, there can be no assurance as to whether or when this guarantee will occur. Interest is payable semi-annually in arrears on June 15 and December 15 of each year commencing on December 15, 1996. The Finance Corp. serves as a co-obligor for the Senior Notes.

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

        Due to the inability of the Company to utilize the deferred tax benefit of $17 associated with the current year net operating loss carryforward of $40 expiring July 31, 2011, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the period ended July 31, 1996 and there is no net deferred tax asset as of July 31, 1996.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

1
                                                                                                                Page
Ferrellgas Partners, L.P. and Subsidiaries
Independent Auditors' Report on Schedules......................................................................S-2

Schedule I        Parent Company Only Balance Sheets as of July 31, 1996 and 1995, and
                  Statements of Earnings and Cash Flows for the Years ended July 31, 1996,
                  1995 and the One month ended July 31, 1994...................................................S-3


Schedule II       Valuation and Qualifying Accounts for the Years ended July 31, 1996 and 1995, the One month ended July 31, 1994 and the Eleven months ended
                  June 30, 1994................................................................................S-6

                                      S-1

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas Partners, L.P.
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P. (formerly Ferrellgas, Inc.), and subsidiaries as of July 31, 1996, and 1995, (Successor), and for the years ended July 31,1996, and 1995, for the one month ended July 31, 1994 (Successor), and for the eleven months ended June 30, 1994 (Predecessor) and have issued our report thereon dated September 18, 1996. Our audit also included the financial statement schedules listed at Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information therein set forth.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 18, 1996

                           Ferrellgas Partners, L.P.
                                  Parent Only

                                 Balance Sheet
                                 (in thousands)

ASSETS                                                  July 31, 1996             July 31, 1995
----------------------------------------------------   -------------------      --------------------

 Cash and cash equivalents                                    $         1
 Investment in Ferrellgas, L.P.                                   244,771                  $118,638
 Other assets, net                                                  4,693
                                                        -------------------      --------------------
    Total Assets                                                 $249,465                  $118,638
                                                       ===================      ====================



LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------

Other current liabilities                                        $  4,856               $         1

Long term debt                                                    160,000

Partners' Capital
  Common unitholders                                               71,323                    84,489
  Subordinated unitholders                                         71,302                    91,824
  General partner                                                 (58,016)                  (57,676)
                                                       -------------------      --------------------
    Total Partners' Capital                                        84,609                   118,637


                                                       -------------------      --------------------

    Total Liabilities and Partners' Capital                      $249,465                  $118,638
                                                       ===================      ====================

Schedule I
                           Ferrellgas Partners, L.P.
                                  Parent Only

                             Statement of Earnings
                                 (in thousands)

                                                                  For the Year Ended               Inception to
                                                        ---------------------------------------
                                                          July 31, 1996        July 31, 1995      July 31, 1994
                                                        ------------------   ------------------ -------------------

Equity in earnings (loss) of Ferrellgas, L.P.                     $27,508              $23,821            $(64,481)
Operating expense                                                       0                    1                   -
Interest expense                                                    4,161
                                                       ------------------   ------------------ -------------------
  Net earnings (loss)                                             $23,347              $23,820            $(64,481)
                                                        ==================   ================== ===================



Schedule I
                           Ferrellgas Partners, L.P.
                                  Parent Only
                            Statements of Cash Flows
                                 (in thousands)

                                                                           For the Year Ended
                                                                  -------------------------------------      Inception to
                                                                   July 31, 1996        July 31, 1995       July 31, 1994
                                                                  ----------------     ----------------     ---------------
     Cash Flows From Operating Activities:
      Net earnings (loss)                                                 $23,347              $23,820            $(64,481)
      Reconciliation of net earnings (loss) to
      net cash from operating activities:
         Amortization of capitalized financing costs                          161
         Equity in (earnings) loss of Ferrellgas, L.P.                    (27,508)             (23,821)             64,481
         Other current assets                                              (4,854)
         Distributions received from Ferrellgas, L.P.                      62,863               51,654                   -
         Increase in other current liabilities                              4,855                    1                   -
                                                                  ----------------     ----------------     ---------------
           Net cash provided by operating activities                       58,864               51,654                   -
                                                                  ----------------     ----------------     ---------------
     Cash Flows From Investing Activities:
      Investment in Ferrellgas, L.P.                                            -                    -            (255,006)
                                                                  ----------------     ----------------     ---------------
           Net cash used by investing activities                                -                    -            (255,006)
                                                                  ----------------     ----------------     ---------------
     Cash Flows From Financing Activities:
      Distributions to partners                                           (62,863)             (51,654)                  -
      Additions to long-term debt                                         160,000
      Contribution to subsidiary                                         (156,000)
      Net issuance of Common Units                                              -                    -             255,006
                                                                  ----------------     ----------------     ---------------
           Net cash provided (used) by financing activities               (58,863)             (51,654)            255,006
                                                                  ----------------     ----------------     ---------------
     Increase in cash and cash equivalents                                      1                    -                   -
     Cash and cash equivalents - beginning of period                            -                    -                   -
                                                                  ----------------     ----------------     ---------------
     Cash and cash equivalents - end of period                                 $1      $             -       $           -
                                                                  ================     ================     ===============

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
                                                                                       ================

Schedule II
                    Ferrellgas partners, L.P. and Subsidiary

                       Valuation and Qulaifying Accounts
                                 (in thousands)

                                       Balance at      Charged to                      Deductions       Balance
                                        beginning        cost/           Other          (amounts         at end
             Description               of period        expenses      Additions (A)   charged-off)    of period
-----------------------------------   ------------   -------------------------------------------------------------

Year ended July 31, 1996

Allowance for doubtful accounts         $     874       $ 1,151         $   702          $ 1,558        $ 1,169
Accumulated amortization:

   Intangible assets                    $  81,995       $11,620         $ 2,946          $   760        $95,801

   Other assets                         $   3,337       $ 1,742         $   975          $ 1,407        $ 4,647

Year ended July 31, 1995

Allowance for doubtful accounts         $     798       $ 1,191         $   400          $ 1,515        $   874
Accumulated amortization:

   Intangible assets                    $  68,489       $ 9,997         $ 3,509          $     -        $81,995

   Other assets                         $   1,860       $   368         $ 1,109          $     -        $ 3,337

Inception to July 31, 1994 (B)

Allowance for doubtful accounts         $     906       $   119         $     -          $   227        $   798
Accumulated amortization:

   Intangible assets                    $  67,730       $   759         $     -          $     -        $68,489

   Other assets                         $   9,845       $    23         $     -          $ 8,008        $ 1,860

Eleven months ended June 30, 1994 (Predecessor)

Allowance for doubtful accounts         $     607       $ 1,569         $     -          $ 1,270        $   906
Accumulated amortization:

   Intangible assets                    $  59,181        $ 8,549        $     -          $     -        $67,730

   Other assets                         $   7,592        $ 2,626        $     -          $   373        $ 9,845

   (A) On April 30, 1996, the General Partner purchased all of the capital stock of Skelgas, Inc. On May 1, 1996 the General Partner contributed the assets and substantially all of the liabilities associated with Skelgas, Inc. to the OperatingPartnership.The amounts reflected as "Other Additions" represent valuation and qualifying accounts assumedby the Operating Partnership in connection with the contribution by the General Partner.

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