Form 10-Q
period 1997-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1997-03-14
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended January 31, 1997

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 1-11331
                         333-06693


                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.
           ---------------------------------------------------------
           (Exact name of registrants as specified in their charters)



            Delaware                                   43-1698480
            Delaware                                   43-1742520
  ----------------------------               -------------------------------
(States or other jurisdictions of         (I.R.S. Employer Identification Nos.)
 incorporation or organization)



                   One Liberty Plaza, Liberty, Missouri 64068
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

At February 15, 1997, the registrants had units or shares outstanding as follows:

      Ferrellgas Partners, L.P. -    14,612,580         Common Units
                                     16,593,721         Subordinated Units
      Ferrellgas Partners
      Finance Corp.                       1,000         Common Stock

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents
                                                                           Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Ferrellgas Partners, L.P. and Subsidiaries

Consolidated Balance Sheets - January 31, 1997 and July 31, 1996              1

Consolidated Statements of Earnings -
Three and six months ended January 31, 1997 and 1996                          2

Consolidated Statement of Partners' Capital -
Six months ended January 31, 1997                                             3

Consolidated Statements of Cash Flows -
Six months ended January 31, 1997 and 1996                                    4

Notes to Consolidated Financial Statements                                    5

Ferrellgas Partners Finance Corp.

Balance Sheets - January 31, 1997 and July 31, 1996                           7

Statements of Earnings - Three and six months ended January 31, 1997          7

Statement of Cash Flows - Six months ended January 31, 1997                   8

Notes to Financial Statements                                                 8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            9



                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                             12

ITEM 2.        CHANGES IN SECURITIES                                         12

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                               12

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.        OTHER INFORMATION                                             12

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                              12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                   January 31,           July 31,
ASSETS                                                                1997                 1996
----------------------------------------------------------       ----------------    -----------------
                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents                                             $ 31,128             $ 13,770
  Accounts and notes receivable                                          158,497               70,118
  Inventories                                                             50,743               41,395
  Prepaid expenses and other current assets                               13,343                5,685
                                                                 ----------------    -----------------
    Total Current Assets                                                 253,711              130,968

Property, plant and equipment, net                                       397,976              403,732
Intangible assets, net                                                   105,246              107,960
Other assets, net                                                         11,444               11,635
                                                                 ----------------    -----------------
    Total Assets                                                        $768,377             $654,295
                                                                 ================    =================


LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------
Current Liabilities:
  Accounts payable                                                     $  96,270            $  48,400
  Other current liabilities                                               49,982               41,754
  Short-term borrowings                                                   55,077               25,520
                                                                 ----------------    -----------------
    Total Current Liabilities                                            201,329              115,674

Long-term debt                                                           455,092              439,112
Other liabilities                                                         12,147               12,402
Contingencies and commitments
Minority interest                                                          2,608                2,498

Partners' Capital:
  Common unitholders (14,612,580 units outstanding
    in both January 1997 and July 1996)                                   77,162               71,324
  Subordinated unitholders (16,593,721 units outstanding
    in both January 1997 and July 1996)                                   77,931               71,302
  General partner                                                        (57,892)             (58,017)
                                                                 ----------------    -----------------
    Total Partners' Capital                                               97,201               84,609
                                                                 ----------------    -----------------
    Total Liabilities and Partners' Capital                             $768,377             $654,295
                                                                 ================    =================

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except unit data)
                                   (unaudited)


                                                           For the three months ended       For the six months ended
                                                          ----------------------------  -------------------------------
                                                          January 31,      January 31,      January 31,       January 31,
                                                             1997            1996              1997             1996
                                                        ------------      -------------   -------------    -------------

Revenues:
  Gas liquids and related product sales                     $334,414          $226,676        $491,178          $341,205
  Other                                                       12,642            11,705          23,738            21,764
                                                        -------------     -------------   -------------    --------------
    Total revenues                                           347,056           238,381         514,916           362,969

Cost of product sold (exclusive of
  depreciation, shown separately below)                      203,765           126,472         304,840           195,581
                                                        -------------     -------------   -------------    --------------

Gross profit                                                 143,291           111,909         210,076           167,388

Operating expense                                             60,758            47,750         109,725            88,620
Depreciation and amortization expense                         10,753             8,810          21,584            17,136
General and administrative expense                             4,001             3,119           7,768             6,554
Vehicle and tank lease expense                                 1,927             1,117           3,407             2,203
                                                        -------------     -------------   -------------    --------------

Operating income                                              65,852            51,113          67,592            52,875

Interest expense                                             (11,482)           (9,196)        (23,084)          (18,208)
Interest income                                                  506               369             885               625
Gain (loss) on disposal of assets                                130              (386)           (750)             (770)
                                                        -------------     -------------   -------------    --------------

Earnings before minority interest                             55,006            41,900          44,643            34,522

Minority interest                                                594               424             529               349
                                                        -------------     -------------   -------------    --------------

Net earnings                                                  54,412            41,476          44,114            34,173

General partner's interest in net earnings                       544               415             441               342
                                                        -------------     -------------   -------------    --------------
Limited partners' interest in net earnings                   $53,868           $41,061         $43,673           $33,831
                                                        =============     =============   =============    ==============
Net earnings per limited partner unit                        $  1.73           $  1.32         $  1.40           $  1.09
                                                        =============     =============   =============    ==============

Weighted average number of units outstanding                31,206.3          31,134.5        31,206.3          31,085.3
                                                        =============     =============   =============    ==============






                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                   Number of units
                             ----------------------------                                              Total
                                                Sub-                        Sub-        General      partners'
                                Common       ordinated       Common      ordinated      partner       capital
                             -------------  -------------  ------------ ------------- ------------- -------------

July 31, 1996                      14,612.6       16,593.7     $71,324       $71,302      ($58,017)      $84,609

  Quarterly distributions                                      (14,612)      (16,594)         (316)      (31,522)

  Net earnings                                                  20,450        23,223           441        44,114

                             -------------  -------------  ------------ ------------- ------------- -------------
January 31, 1997                   14,612.6       16,593.7     $77,162       $77,931      $(57,892)      $97,201
                             =============  =============  ============ ============= ============= =============







































                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                   For the six months ended
                                                             ---------------------------------
                                                                   January 31,        January 31,
                                                                      1997             1996
                                                             ------------------------------------

Cash Flows From Operating Activities:
 Net earnings                                                       $44,114           $34,173
 Reconciliation of net earnings to net cash from
  operating activities:
  Depreciation and amortization                                      21,584            17,136
  Other                                                               3,681             2,475
  Changes in operating assets and liabilities net of
  effects from business acquisitions:
    Accounts and notes receivable                                   (89,558)          (77,355)
    Inventories                                                      (9,187)            6,631
    Prepaid expenses and other current assets                        (7,658)             (744)
    Accounts payable                                                 47,870            36,986
    Other current liabilities                                         9,364             5,082
    Other liabilities                                                  (255)            1,041
                                                             ---------------   ---------------
      Net cash provided by operating activities                      19,955            25,425
                                                             ---------------   ---------------

Cash Flows From Investing Activities:
 Business acquisitions                                               (9,606)           (3,079)
 Capital expenditures                                                (7,820)           (7,218)
 Other                                                                1,776             1,288
                                                             ---------------   ---------------
      Net cash used by investing activities                         (15,650)           (9,009)
                                                             ---------------   ---------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                              29,557            (1,000)
 Additions to long-term debt                                         15,955             7,752
 Reductions of long-term debt                                          (584)             (354)
 Distributions                                                      (31,522)          (31,378)
 Other                                                                 (353)              940
                                                             ---------------   ---------------
      Net cash provided (used) by financing activities               13,053           (24,040)
                                                             ---------------   ---------------
Increase (decrease) in cash and cash equivalents                     17,358            (7,624)
Cash and cash equivalents - beginning of period                      13,770            29,877
                                                             ---------------   ---------------

Cash and cash equivalents - end of period                           $31,128           $22,253
                                                             ===============   ===============

Cash paid for interest                                              $25,346           $16,996
                                                             ===============   ===============






                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (unaudited)


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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 1997 and January 31, 1996 are not necessarily indicative of the results to be expected for a full year.

D.   Inventories consist of:
                                                                                      January 31,       July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $43,069         $33,366
      Appliances, parts and supplies                                                          7,674           8,029
                                                                                    ----------------  --------------
                                                                                            $50,743         $41,395
                                                                                    ================  ==============

       In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment, net consist of:
                                                                                     January 31,        July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $601,637         $596,107
      Less:  accumulated depreciation                                                      203,661          192,375
                                                                                    ----------------  --------------
                                                                                          $397,976         $403,732
                                                                                    ===============  ===============

     Intangibles, net  consist of:
                                                                                     January 31,        July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Intangibles                                                                         $207,719         $203,761
      Less:  accumulated amortization                                                      102,473           95,801
                                                                                    ----------------  --------------
                                                                                          $105,246         $107,960
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

F. On September 14, 1996 and December 14, 1996, the Partnership paid a cash distributions of $0.50 per unit for each of the quarters ended July 31, 1996 and October 31, 1996, respectively. On February 19, 1997, the Partnership declared its second quarter cash distribution of $0.50 per unit, payable March 14, 1997.

G. On April 30, 1996, Ferrellgas, Inc. (the "General Partner") consummated the purchase of all of the stock of Skelgas Propane, Inc. ("Skelgas"), a subsidiary of Superior Propane, Inc. of Toronto, Canada. The cash purchase price, after working capital adjustments, was $86,400,000.

     As of May 1, 1996, the General Partner (i) caused Skelgas and each of its subsidiaries to be merged into the General Partner and (ii) transferred all of the assets of Skelgas and its subsidiaries to the Ferrellgas, L.P. (the "Operating Partnership"). In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by the General Partner of certain income tax liabilities, Ferrellgas Partners, L.P. (the "Partnership") issued 41,203 Common Units to the General Partner. The liabilities assumed by the Operating Partnership included the loan agreement under which the General Partner borrowed funds to pay the purchase price for Skelgas. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line. The total assets contributed to the Operating Partnership (at the General Partner's cost basis) have been preliminarily allocated as follows: (i) working capital of $17,897,000,
     (ii) property, plant and equipment of $64,475,000 and (iii) the balance to intangible assets. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Skelgas have been included in the consolidated financial statements from the date of contribution.

     The following pro forma financial information assumes that the acquisition of Skelgas and the issuance of the 9 3/8% $160,000,000 Senior Secured Notes occurred as of August 1, 1995.

                                                                                           Six months ended
                                                                                    --------------------------------
                                                                                                          Pro Forma
                                                                                     January 31,          January 31,
      (in thousands)                                                                     1997                1996
                                                                                    ---------------  ---------------
      Total revenues                                                                      $514,916         $408,026
      Net earnings                                                                          44,114           35,007


                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                January 31,             July 31,
ASSETS                                                                              1997                  1996
--------------------------------------------------------------------         -------------------   -------------------
                                                                                (unaudited)

Cash                                                                                    $1,000                $1,000
                                                                             -------------------   -------------------
Total Assets                                                                            $1,000                $1,000
                                                                             ===================   ===================




STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                         $1,000                $1,000

Additional paid in capital                                                                 138                    42

Accumulated deficit                                                                       (138)                  (42)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                              $1,000                $1,000
                                                                             ===================   ===================







                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                              Three Months Ended    Six Months Ended
                                                                                 January 31,          January 31,
                                                                                     1997                 1997
                                                                              -------------------  -------------------

General and administrative expense                                                      $ 45                 $ 96

                                                                              -------------------  -------------------
Net loss                                                                                $(45)                $(96)
                                                                              ===================  ===================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                  Six Months Ended
                                                                                                     January 31,
                                                                                                        1997
                                                                                                 --------------------
Cash Flows From Operating Activities:
  Net loss                                                                                                  $   (96)
                                                                                                 --------------------
      Cash used by operating activities                                                                         (96)
                                                                                                 --------------------

Cash Flows From Financing Activities:
  Capital contribution                                                                                           96
                                                                                                 --------------------
      Cash provided by financing activities                                                                      96
                                                                                                 --------------------

Increase (decrease) in cash                                                                                       -
Cash - beginning of period                                                                                    1,000
                                                                                                 --------------------
 Cash - end of period                                                                                        $1,000
                                                                                                 ====================

                       See notes to financial statements.



                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (unaudited)

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

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and six months ended January 31, 1997 and 1996, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Over time, these fixed cost increases have caused losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.


Three Months Ended January 31, 1997 vs. January 31, 1996

     Total Revenues. Total revenues increased 45.6% to $347,056,000 as compared to $238,381,000 in the second quarter of fiscal 1996, primarily due to increased sales price per retail gallon, increased retail propane volumes, and an increase in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations).

     A volatile propane market during the quarter caused a significant increase to the cost of product which in turn caused an increase in sales price per gallon. Propane spot market prices began to decline late in the quarter ended January 31, 1997, returning to historical levels. Management does not expect third quarter revenues to be materially affected by the propane market factors that occurred during the first half of fiscal 1997. Retail volumes increased 12.9% to 274,417,000 gallons as compared to 243,070,000 gallons for the year ago quarter, primarily due to acquisitions, and to a lesser extent a strong crop drying season partially offset by slightly warmer temperatures than the prior year and customer conservation efforts. Revenues from other operations increased by $15,725,000 primarily due to increased wholesale marketing volumes and an increased price per gallon.

     Gross Profit. Gross profit increased 28.0% to $143,291,000 as compared to $111,909,000 in the second quarter of fiscal 1996, primarily as the result of increased retail propane volumes attributed to acquisitions, and also due to trading and supply gains and a small increase in retail margins, partially offset by the impact of slightly warmer weather and customer conservation.

     Operating Expenses. Operating expenses increased 27.2% to $60,758,000 as compared to $47,750,000 in the second quarter of fiscal 1996 primarily due to acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 22.1% to $10,753,000 as compared to $8,810,000 for the year ago period primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense increased 24.9% to $11,482,000 as compared to $9,196,000 in the second quarter of fiscal 1996. This increase is primarily the result of increased borrowings, partially offset by a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Six Months Ended January 31, 1997 vs. January 31, 1996

     Total Revenues. Total revenues increased 41.9% to $514,916,000 as compared to $362,969,000 for the prior period, primarily due to increased sales price per retail gallon, increased retail propane volumes, and an increase in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations).

     A volatile propane market during the first half of fiscal 1997 caused a significant increase to the cost of product which in turn caused an increase in sales price per gallon. Retail volumes increased 16.6% to 436,698,000 gallons as compared to 374,439,000 gallons for the year ago period, primarily due to acquisitions, and to a lesser extent a strong crop drying season partially offset by slightly warmer temperatures than the prior year and customer conservation efforts. Revenues from other operations increased by $22,006,000 primarily due to increased wholesale marketing volumes and an increased price per gallon.

     Gross Profit. Gross profit increased 25.5% to $210,076,000 as compared to $167,388,000 in the year ago period, primarily as the result of increased retail propane volumes attributed to acquisitions, and also due to trading and supply gains and a small increase in retail margins, partially offset by the impact of slightly warmer weather and customer conservation.

     Operating Expenses. Operating expenses increased 23.8% to $109,725,000 as compared to $88,620,000 in the first half of fiscal 1996 primarily due to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 26.0% to $21,584,000 as compared to $17,136,000 for the year ago period primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense increased 26.8% to $23,084,000 as compared to $18,208,000 in the first half of fiscal 1996. This increase is primarily the result of increased borrowings, partially offset by a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

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

     Operating Activities. Cash provided by operating activities was $19,955,000 for the six months ended January 31, 1997, compared to $25,425,000 for the prior period. This decrease is primarily due to the increased receivables and inventory balances caused by the effect of higher propane prices experienced during the second quarter of fiscal 1997.

     Investing Activities. During the six months ended January 31, 1997, the Partnership made total acquisition capital expenditures of $8,668,000 (including working capital acquired of $161,000). This amount was funded by $9,606,000 cash payments (including $1,530,000 for transition costs previously accrued for fiscal 1996 acquisitions) and $592,000 in other costs and consideration.

     During the six months ended January 31, 1997, the Partnership made growth and maintenance capital expenditures of $7,820,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating and upgrading district plant facilities, and 4) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1997, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1996 levels.

     Financing Activities. During the six months ended January 31, 1997, the Partnership borrowed $45,512,000 from its Credit Facility to fund expected seasonal working capital, business acquisitions, and capital expenditure needs. At January 31, 1997, $90,000,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $27,674,000. At January 31, 1997, the Operating Partnership had $87,326,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On February 19, 1997, the Partnership declared a cash distribution of $0.50 per unit, payable March 14, 1997.

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

           3.2 Articles of Incorporation for Ferrellgas Partners Finance Corp. (Incorporated by reference to the same numbered Exhibit to the Partnership's Quarterly Report on Form 10-Q filed December 13, 1996.)

          27.1       Financial Data Schedule (filed in electronic format only)


          (b)  Reports on Form 8-K

          None.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FERRELLGAS PARTNERS, L.P.

                                      By Ferrellgas, Inc. (General Partner)


Date: March 14, 1997                  By     /s/ Danley K. Sheldon
                                             ----------------------
                                             Danley K. Sheldon
                                             Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)





                                      FERRELLGAS PARTNERS FINANCE CORP.



Date: March 14, 1997                  By    /s/ Danley K. Sheldon
                                            ---------------------
                                             Danley K. Sheldon
                                             Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)