Form 10-Q
period 1997-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1997-06-13
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1997

                                       or

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

At May 15, 1997, the registrants had units or shares outstanding as follows:

      Ferrellgas Partners, L.P. -    14,612,580         Common Units
                                     16,593,721         Subordinated Units
      Ferrellgas Partners Finance
      Corp.                          1,000              Common Stock

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents
                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Ferrellgas Partners, L.P. and Subsidiaries

               Consolidated Balance Sheets - April 30, 1997 and July 31, 1996  1

               Consolidated Statements of Earnings -
                    Three and nine months ended April 30, 1997 and 1996        2

               Consolidated Statement of Partners' Capital -
                     Nine months ended April 30, 1997                          3

               Consolidated Statements of Cash Flows -
                     Nine months ended April 30, 1997 and 1996                 4

               Notes to Consolidated Financial Statements                      5


               Ferrellgas Partners Finance Corp.

               Balance Sheets - April 30, 1997 and July 31, 1996               7

               Statements of Earnings - Three and nine months
               ended April 30, 1997                                            7

               Statement of Cash Flows - Nine months ended April 30, 1997      8

               Notes to Financial Statements                                   8

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                    April 30,            July 31,
ASSETS                                                                1997                 1996
-----------------------------------                             ----------------    -----------------
                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents                                           $   14,943           $   13,770
  Accounts and notes receivable                                          102,931               70,118
  Inventories                                                             43,807               41,395
  Prepaid expenses and other current assets                                8,421                5,685
                                                                 ----------------    -----------------
    Total Current Assets                                                 170,102              130,968

Property, plant and equipment, net                                       396,287              403,732
Intangible assets, net                                                   101,862              107,960
Other assets, net                                                         11,063               11,635
                                                                 ----------------    -----------------
    Total Assets                                                        $679,314             $654,295
                                                                 ================    =================


LIABILITIES AND PARTNERS' CAPITAL
-----------------------------------
Current Liabilities:
  Accounts payable                                                     $  52,137            $  48,400
  Other current liabilities                                               43,690               41,754
  Short-term borrowings                                                   18,566               25,520
                                                                 ----------------    -----------------
    Total Current Liabilities                                            114,393              115,674

Long-term debt                                                           458,780              439,112
Other liabilities                                                         12,440               12,402
Contingencies and commitments
Minority interest                                                          2,585                2,498

Partners' Capital:
  Common unitholders (14,612,580 units outstanding
    in both April 1997 and July 1996)                                     74,340               71,324
  Subordinated unitholders (16,593,721 units outstanding
    in both April 1997 and July 1996)                                     74,729               71,302
  General partner                                                        (57,953)             (58,017)
                                                                 ----------------    -----------------
    Total Partners' Capital                                               91,116               84,609
                                                                 ----------------    -----------------
    Total Liabilities and Partners' Capital                             $679,314             $654,295
                                                                 ================    =================

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)


                                                          For the three months ended        For the nine months ended
                                                        -------------------------------   -------------------------------
                                                         April 30, 1997   April 30, 1996   April 30, 1997   April 30, 1996
                                                        ---------------------------------------------------------------------

Revenues:
  Gas liquids and related product sales                     $181,426          $181,241        $672,604          $522,446
  Other                                                       11,447             9,502          35,185            31,266
                                                        -------------     -------------   -------------    --------------
    Total revenues                                           192,873           190,743         707,789           553,712

Cost of product sold (exclusive of
  depreciation, shown separately below)                      108,018           105,263         412,858           300,844
                                                        -------------     -------------   -------------    --------------

Gross profit                                                  84,855            85,480         294,931           252,868

Operating expense                                             48,062            45,743         157,787           134,363
Depreciation and amortization expense                         10,893             8,703          32,477            25,839
General and administrative expense                             3,466             2,981          11,234             9,535
Vehicle and tank lease expense                                 1,949             1,418           5,356             3,621
                                                        -------------     -------------   -------------    --------------

Operating income                                              20,485            26,635          88,077            79,510

Interest expense                                             (11,170)           (8,567)        (34,254)          (26,775)
Interest income                                                  613               443           1,498             1,068
Loss on disposal of assets                                      (114)             (314)           (864)           (1,084)
                                                        -------------     -------------   -------------    --------------

Earnings before minority interest                              9,814            18,197          54,457            52,719

Minority interest                                                138               185             667               534
                                                        -------------     -------------   -------------    --------------

Net earnings                                                   9,676            18,012          53,790            52,185

General partner's interest in net earnings                        97               180             538               522
                                                        -------------     -------------   -------------    --------------
Limited partners' interest in net earnings                  $  9,579          $ 17,832       $  53,252        $   51,663
                                                        =============     =============   =============    ==============

Net earnings per limited partner unit                       $   0.31          $   0.57       $    1.71        $     1.66
                                                        =============     =============   =============    ==============

Weighted average number of units outstanding                  31,206            31,139          31,206            31,103
                                                        =============     =============   =============    ==============

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                   Number of units
                             ----------------------------                                              Total
                                                Sub-                        Sub-        General      partners'
                                Common       ordinated       Common      ordinated      partner       capital
                             -------------  -------------  ------------ ------------- ------------- -------------

July 31, 1996                      14,612.6       16,593.7     $71,324       $71,302      $(58,017)      $84,609

  Quarterly distributions                                      (21,918)      (24,891)         (474)      (47,283)

  Net earnings                                                  24,934        28,318           538        53,790
                             -------------  -------------  ------------ ------------- ------------- -------------
April 30, 1997                     14,612.6       16,593.7     $74,340       $74,729      $(57,953)      $91,116
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

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                For the nine months ended
                                                             ---------------------------------
                                                                 April 30,            April 30,
                                                                    1997                 1996
                                                             ---------------   ---------------

Cash Flows From Operating Activities:
 Net earnings                                                       $53,790           $52,185
 Reconciliation of net earnings to net cash from
  operating activities:
  Depreciation and amortization                                      32,477            25,839
  Other                                                               4,551             3,602
  Changes in  operating  assets and  liabilities
    net of effects  from  business acquisitions:
    Accounts and notes receivable                                   (33,933)          (21,800)
    Inventories                                                      (2,354)           20,062
    Prepaid expenses and other current assets                        (2,736)              429
    Accounts payable                                                  3,737           (12,573)
    Other current liabilities                                         3,420            (2,435)
    Other liabilities                                                    38               704
                                                             ---------------   ---------------
      Net cash provided by operating activities                      58,990            66,013
                                                             ---------------   ---------------

Cash Flows From Investing Activities:
 Business acquisitions                                              (11,663)           (3,342)
 Capital expenditures                                               (12,299)          (10,391)
 Other                                                                2,187            (2,572)
                                                             ---------------   ---------------
      Net cash used by investing activities                         (21,775)          (16,305)
                                                             ---------------   ---------------

Cash Flows From Financing Activities:
 Distributions                                                      (47,283)          (47,103)
 Additions to long-term debt (exclusive of debt
    assumed in acquisitions)                                         20,951           167,752
 Reductions of long-term debt                                        (2,118)          (94,319)
 Net reductions to short-term borrowings                             (6,954)          (20,000)
 Other                                                                 (638)            1,894
                                                             ---------------   ---------------
      Net cash provided (used) by financing activities              (36,042)            8,224
                                                             ---------------   ---------------

Increase in cash and cash equivalents                                 1,173            57,932
Cash and cash equivalents - beginning of period                      13,770            29,877
                                                             ---------------   ---------------
Cash and cash equivalents - end of period                           $14,943           $87,809
                                                             ===============   ===============

Cash paid for interest                                              $35,394           $31,839
                                                             ===============   ===============






                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30, 1997 and April 30, 1996 are not necessarily indicative of the results to be expected for a full year.

D.   Inventories consist of:
                                                                                       April 30,        July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $35,914         $33,366
      Appliances, parts and supplies                                                          7,893           8,029
                                                                                    ----------------  --------------
                                                                                            $43,807         $41,395
                                                                                    ================  ==============

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment, net consist of:
                                                                                      April 30,         July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $604,646         $596,107
      Less:  accumulated depreciation                                                      208,359          192,375
                                                                                    ----------------  --------------
                                                                                          $396,287         $403,732
                                                                                    ===============  ===============

     Intangibles, net  consist of:
                                                                                      April 30,         July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Intangibles                                                                         $207,606         $203,761
      Less:  accumulated amortization                                                      105,744           95,801
                                                                                    ----------------  --------------
                                                                                          $101,862         $107,960
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

F. On September 14, 1996, December 14, 1996 and March 14, 1997, the Partnership paid cash distributions of $0.50 per unit for each of the quarters ended July 31, 1996, October 31, 1996, and January 31, 1997, respectively. On May 19, 1997, the Partnership declared its third quarter cash distribution of $0.50 per unit, payable June 13, 1997.

G. On April 30, 1996, Ferrellgas, Inc. (the "General Partner") consummated the purchase of all of the stock of Skelgas Propane, Inc.("Skelgas"), a subsidiary of Superior Propane, Inc.of Toronto, Canada. The cash purchase price, after working capital adjustments, was $86,404,000.

     As of May 1, 1996, the General Partner (i) caused Skelgas and each of its subsidiaries to be merged into the General Partner and (ii) transferred all of the assets of Skelgas and its subsidiaries to Ferrellgas, L.P. (the "Operating Partnership"). In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by the General Partner of certain income tax liabilities, Ferrellgas Partners, L.P. (the "Partnership") issued 41,203 Common Units to the General Partner. The liabilities assumed by the Operating Partnership included the loan agreement under which the General Partner borrowed funds to pay the purchase price for Skelgas. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line. The total assets contributed to the Operating Partnership (at the General Partner's cost basis) have been allocated as follows: (i) working capital of $17,934,000, (ii) property, plant and equipment of $62,891,000 and (iii) the balance to intangible assets. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Skelgas have been included in the consolidated financial statements from the date of contribution.

     The following pro forma financial information assumes that the acquisition of Skelgas and the Partnership's issuance of its 9 3/8% $160,000,000 Senior Secured Notes occurred as of August 1, 1995.

                                                                                           Nine months ended
                                                                                    --------------------------------
                                                                                                          Pro Forma
                                                                                      April 30,           April 30,
      (in thousands)                                                                     1997                1996
                                                                                    ---------------  ---------------
      Total revenues                                                                      $707,789         $630,124
      Net earnings                                                                          53,790           49,566



                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                 April 30,              July 31,
ASSETS                                                                              1997                  1996
-----------------------------------------                                    -------------------   -------------------
                                                                                (unaudited)

Cash                                                                                    $1,000                $1,000
                                                                             -------------------   -------------------
Total Assets                                                                            $1,000                $1,000
                                                                             ===================   ===================

STOCKHOLDER'S EQUITY
-----------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                         $1,000                $1,000

Additional paid in capital                                                                 327                    42

Accumulated deficit                                                                       (327)                  (42)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                              $1,000                $1,000
                                                                             ===================   ===================







                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                              Three Months Ended   Nine Months Ended
                                                                                  April 30,            April 30,
                                                                                     1997                 1997
                                                                              -------------------  -------------------

General and administrative expense                                                     $ 189                 $285

                                                                              -------------------  -------------------
Net loss                                                                               $(189)               $(285)
                                                                              ===================  ===================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
                    (A wholly owned subsidiary of Ferrellgas
                                Partners, L.P.)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                 Nine Months Ended
                                                                                                      April 30,
                                                                                                        1997
                                                                                                 --------------------

Cash Flows From Operating Activities:
  Net loss                                                                                                  $  (285)
                                                                                                 --------------------
      Cash used by operating activities                                                                        (285)
                                                                                                 --------------------

Cash Flows From Financing Activities:
  Capital contribution                                                                                          285
                                                                                                 --------------------
      Cash provided by financing activities                                                                     285
                                                                                                 --------------------

Increase (decrease) in cash                                                                                       -
Cash - beginning of period                                                                                    1,000
                                                                                                 --------------------
Cash - end of period                                                                                         $1,000
                                                                                                 ====================

                       See notes to financial statements.





                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (unaudited)

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

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and nine months ended April 30, 1997 and 1996, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Over time, these fixed cost increases have caused losses in the first and fourth quarters and net income in the second and third quarters to generally be more pronounced.


Three Months Ended April 30, 1997 vs. April 30, 1996

     Total Revenues. Total revenues increased slightly as compared to the third quarter of fiscal 1996, primarily due to increased sales price per retail gallon, offset by decreased retail propane volumes, and a slight decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations).

     A volatile propane market during the first half of fiscal 1997 caused a significant increase in the cost of product. Retail prices remained at higher levels than the prior year to cover some higher cost inventory purchased during the first half of the fiscal year. Retail volumes decreased 11.0% to 163,323,000 gallons as compared to 183,458,000 gallons for the same quarter last year, primarily due to significantly warmer than normal temperatures and customer conservation efforts, partially offset by increased volumes attributed to acquisitions. During the quarter, temperatures as reported by the American Gas Association were 14% warmer than the same period last year and 11% warmer than normal.

     Gross Profit. Gross profit decreased slightly to $84,855,000 as compared to $85,480,000 in the third quarter of fiscal 1996, primarily due to the effect of significantly warmer weather, customer conservation efforts and lower trading profits offset by the increased volumes attributed to acquisitions, supply gains and a small increase in retail margins.

     Operating Expenses. Operating expenses increased 5.1% to $48,062,000 as compared to $45,743,000 in the third quarter of fiscal 1996 primarily due to acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses, partially offset by favorable general liability claims experience.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 25.2% to $10,893,000 as compared to $8,703,000 for the same period last year primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense increased 30.4% to $11,170,000 as compared to $8,567,000 in the third quarter of fiscal 1996. This increase is primarily the result of increased borrowings and, to a lesser extent, a small increase in the overall average interest rate paid by the Partnership on its borrowings.

Nine Months Ended April 30, 1997 vs. April 30, 1996

     Total Revenues. Total revenues increased 27.8% to $707,789,000 as compared to $553,712,000 for the prior period, primarily due to increased sales price per retail gallon, increased retail propane volumes, and an increase in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations).

     A volatile propane market during the first half of fiscal 1997 caused a significant increase in the cost of product which in turn caused an increase in sales price per gallon. Retail volumes increased 7.6% to 600,021,000 gallons as compared to 557,897,000 gallons for the same period last year, primarily due to the increase in volumes related to acquisitions partially offset by warmer than normal temperatures and customer conservation efforts. Fiscal 1997 winter temperatures as reported by the American Gas Association were 6% warmer than the same period last year and 4% warmer than normal. Revenues from other operations increased by $22,298,000 primarily due to increased wholesale marketing volumes and an increased price per gallon.

     Gross Profit. Gross profit increased 16.6% to $294,931,000 as compared to $252,868,000 in the same period last year, primarily as the result of increased volumes attributed to acquisitions, supply gains and a small increase in retail margins, partially offset by the effect of warmer weather and customer conservation efforts.

     Operating Expenses. Operating expenses increased 17.4% to $157,787,000 as compared to $134,363,000 in the same period last year primarily due to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses, partially offset by favorable general liability claims experience.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 25.7% to $32,477,000 as compared to $25,839,000 for the same period last year primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense increased 27.9% to $34,254,000 as compared to $26,775,000 in the same period last year. This increase is primarily the result of increased borrowings, partially offset by a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1997, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the MLP are expected to be provided by cash generated from future operations, existing cash balances and existing bank lines. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for 1,887,420 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $58,990,000 for the nine months ended April 30, 1997, compared to $66,013,000 for the same period last year. This decrease is primarily due to the increased receivables and inventory balances caused by the effect of higher propane prices experienced during the second quarter of fiscal 1997 and the impact of acquisitions.

     Investing Activities. During the nine months ended April 30, 1997, the Partnership made total acquisition capital expenditures of $10,484,000 (including working capital acquired of $114,000). This amount was funded by $11,663,000 cash payments (including $1,771,000 for transition costs previously accrued for fiscal 1996 acquisitions) and $592,000 in other costs and consideration.

     During the nine months ended April 30, 1997, the Partnership made growth and maintenance capital expenditures of $12,299,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating and upgrading district plant facilities, and 4) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1997, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1996 levels.

     Financing Activities. During the nine months ended April 30, 1997, the Partnership borrowed $13,997,000 under its Credit Facility to fund expected seasonal working capital needs, business acquisitions, and capital expenditures. At April 30, 1997, $58,500,000 of borrowings were outstanding under the revolving portion of the Credit Facility. In addition, letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $26,570,000. At April 30, 1997, the Operating Partnership had $119,930,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On May 19, 1997, the Partnership declared a cash distribution of $0.50 per unit to all Common and Subordinated unitholders, payable June 13, 1997.

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

           3.3     Bylaws of Ferrellgas Partners Finance Corp.

          27.1     Financial Data Schedule (filed in electronic format only)


          (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FERRELLGAS PARTNERS, L.P.

                                   By Ferrellgas, Inc. (General Partner)


Date: June 13, 1997                By     /s/ Danley K. Sheldon
                                          Danley K. Sheldon
                                          President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)





                                   FERRELLGAS PARTNERS FINANCE CORP.



Date: June 13, 1997                By     /s/ Danley K. Sheldon
                                          Danley K. Sheldon
                                          President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)