Form 10-Q
period 1997-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1997-11-25
CIK 922358, 1012493

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended October 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 1-11331
                         333-06693


                           FERRELLGAS PARTNERS, L.P.
                       FERRELLGAS PARTNERS FINANCE CORP.
         ------------------------------------------------------------
           (Exact name of registrants as specified in their charters)



          Delaware                                      43-1698480
          Delaware                                      43-1742520
     ------------------                    ----------------------------------
    (States or other jurisdictions of     (I.R.S. Employer Identification Nos.)
     incorporation or organization)



               One Liberty Plaza, Liberty, Missouri               64068
-------------------------------------------------------------------------------
             (Address of principal executive offices)          (Zip Code)


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

Yes    [X]  No  [ ]

At November 23, 1997, the registrants had units or shares outstanding as follows:

       Ferrellgas Partners, L.P. -     14,699,678  Common Units
                                       16,593,721  Subordinated Units
       Ferrellgas Partners
       Finance Corp.                        1,000  Common Stock

                           FERRELLGAS PARTNERS, L.P.
                       FERRELLGAS PARTNERS FINANCE CORP.

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              Consolidated Balance Sheets - October 31, 1997 and
              July 31, 1997                                                    1

              Consolidated Statements of Earnings -
              Three months ended October 31, 1997 and 1996                     2

              Consolidated Statement of Partners' Capital -
              Three months ended October 31, 1997                              3

              Consolidated Statements of Cash Flows -
              Three months ended October 31, 1997 and 1996                     4

              Notes to Consolidated Financial Statements                       5


              FERRELLGAS PARTNERS FINANCE CORP.

              Balance Sheets - October 31, 1997 and July 31, 1997              7

              Statements of Earnings - Three months ended October 31, 1997
              and 1996                                                         7

              Statements of Cash Flows - Three months ended October 31, 1997
              and 1996                                                         8

              Notes to Financial Statements                                    8

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                        9


                          PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               12

ITEM 2.       CHANGES IN SECURITIES                                           12

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 12

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

ITEM 5.       OTHER INFORMATION                                               12

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                12

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)

                                                                    October 31,    July 31,
ASSETS                                                                 1997          1997
------                                                             ------------    --------
                                                                    (unaudited)
Current Assets:
 Cash and cash equivalents                                           $  9,336     $ 14,788
 Accounts and notes receivable                                         77,266       61,835
 Inventories                                                           42,912       43,112
 Prepaid expenses and other current assets                             15,520        8,906
                                                                     --------     --------
  Total Current Assets                                                145,034      128,641

Property, plant and equipment, net                                    404,935      405,736
Intangible assets, net                                                111,257      112,058
Other assets, net                                                      10,283       10,641
                                                                     --------     --------
  Total Assets                                                       $671,509     $657,076
                                                                     ========     ========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current Liabilities:
 Accounts payable                                                    $ 63,596     $ 39,322
 Other current liabilities                                             39,264       49,422
 Short-term borrowings                                                 44,546       21,786
                                                                     --------     --------
  Total Current Liabilities                                           147,406      110,530

Long-term debt                                                        492,022      487,334
Other liabilities                                                      12,511       12,354
Contingencies and commitments
Minority interest                                                       1,839        2,075

Partners' Capital:
 Common unitholders (14,699,678 and 14,612,580 units
  outstanding at October 1997 and July 1997,
   respectively)                                                       41,386       52,863
 Subordinated unitholders (16,593,721 units outstanding
  at both October 1997 and July 1997)                                  35,033       50,337
 General partner                                                      (58,688)     (58,417)
                                                                     --------     --------
  Total Partners' Capital                                              17,731       44,783
                                                                     --------     --------
  Total Liabilities and Partners' Capital                            $671,509     $657,076
                                                                     ========     ========


                See notes to consolidated financial statements

                  FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per unit data)
                                  (unaudited)


                                                                   For the three months ended
                                                                  ---------------------------
                                                                   October 31,   October 31,
                                                                       1997         1996
                                                                  ------------   ------------
Revenues:
 Gas liquids and related product sales                               $143,051     $156,764
 Other                                                                 10,154       11,096
                                                                     --------     --------
  Total revenues                                                      153,205      167,860

Cost of product sold (exclusive of
 depreciation, shown separately below)                                 86,616      101,075
                                                                     --------     --------

Gross profit                                                           66,589       66,785

Operating expense                                                      50,065       48,967
Depreciation and amortization expense                                  11,537       10,831
General and administrative expense                                      4,421        3,767
Vehicle lease and tank expense                                          2,312        1,480
                                                                     --------     --------

Operating income (loss)                                                (1,746)       1,740

Interest expense                                                      (12,124)     (11,602)
Interest income                                                           397          379
Gain (loss) on disposal of assets                                          66         (880)
                                                                     --------     --------

Loss before minority interest                                         (13,407)     (10,363)

Minority interest                                                         (96)         (65)
                                                                     --------     --------

Net loss                                                              (13,311)     (10,298)

General partner's interest in net loss                                   (133)        (103)
                                                                     --------     --------
Limited partners' interest in net loss                               $(13,178)    $(10,195)
                                                                     ========     ========
Net loss per limited partner unit                                    $  (0.42)    $  (0.33)
                                                                     ========     ========
Weighted average number of units outstanding                         31,221.4     31,206.3
                                                                     ========     ========

                See notes to consolidated financial statements

                  FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                (in thousands)
                                  (unaudited)

                                    Number of units
                                -----------------------                                      Total
                                                 Sub-                  Sub-      General    partners'
                                  Common      ordinated  Common     ordinated    partner    capital
                                ----------   ----------  -------    ---------   ---------  --------
July 31, 1997                      14,612.6    16,593.7  $52,863    $50,337     $(58,417)  $ 44,783
  Common units issued in
     connection with
     acquisitions                      87.1           0    2,000          0           20      2,020
  Quarterly distributions                                 (7,306)    (8,297)        (158)   (15,761)
  Net loss                                                (6,171)    (7,007)        (133)   (13,311)
                                -----------  ----------  -------    -------     --------   --------
October 31, 1997                   14,699.7    16,593.7  $41,386    $35,033     $(58,688)  $ 17,731
                                ===========  ==========  =======    =======     ========   ========



                See notes to consolidated financial statements.

                  FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                 For the three months ended
                                                                            -------------------------------------
                                                                            October 31,              October 31,
                                                                               1997                     1996
                                                                            -----------              ------------
Cash Flows From Operating Activities:
 Net loss                                                                    $(13,311)                 $(10,298)
 Reconciliation of net loss to net cash from
  operating activities:
    Depreciation and amortization                                              11,537                    10,831
    Other                                                                         952                     1,730
    Changes in operating assets and liabilities
      net of effects from business acquisitions:
        Accounts and notes receivable                                         (15,869)                  (25,032)
        Inventories                                                              (422)                  (13,864)
        Prepaid expenses and other current assets                              (6,614)                   (3,080)
        Accounts payable                                                       23,726                    40,237
        Other current liabilities                                              (9,840)                    6,164
        Other liabilities                                                         157                      (134)
                                                                             --------                  --------
          Net cash provided (used) by operating activities                     (9,684)                    6,554
                                                                             --------                  --------

Cash Flows From Investing Activities:
 Business acquisitions                                                         (2,744)                   (8,247)
 Capital expenditures                                                          (4,480)                   (3,832)
 Other                                                                            958                       933
                                                                             --------                  --------
    Net cash used by investing activities                                      (6,266)                  (11,146)
                                                                             --------                  --------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                                        22,760                    15,253
 Additions to long-term debt                                                    3,853                    12,747
 Reductions of long-term debt                                                    (234)                     (337)
 Distributions                                                                (15,761)                  (15,761)
 Other                                                                           (120)                     (271)
                                                                             --------                  --------
Net cash provided by financing activities                                      10,498                    11,631
                                                                             --------                  --------

Increase (decrease) in cash and cash equivalents                               (5,452)                    7,039
Cash and cash equivalents - beginning of period                                14,788                    13,770
                                                                             --------                  --------
Cash and cash equivalents - end of period                                    $  9,336                  $ 20,809
                                                                             ========                  ========
Cash paid for interest                                                       $ 12,923                  $ 10,795
                                                                             ========                  ========

                See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                  (UNAUDITED)


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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 1997 and October 31, 1996 are not necessarily indicative of the results to be expected for a full year.

D. Inventories consist of:
                                                    October 31,     July 31,
(in thousands)                                         1997          1997
                                                    ----------      --------
  Liquefied propane gas and related products        $   35,231      $ 35,351
  Appliances, parts and supplies                         7,681         7,761
                                                    ----------      --------
                                                    $   42,912      $ 43,112
                                                    ==========      ========

  In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms less than one year.

  Property, plant and equipment, net  consist of:
                                                    October 31,      July 31,
(in thousands)                                         1997            1997
                                                    ----------      ---------
  Property, plant and equipment                     $  620,013      $ 614,974
  Less:  accumulated depreciation                      215,078        209,238
                                                    ----------       --------
                                                    $  404,935      $ 405,736
                                                    ==========       ========

  Intangible assets, net  consist of:
                                                   October 31,       July 31,
(in thousands)                                        1997             1997
                                                   -----------       --------
  Intangible assets                                 $  224,008      $ 221,269
  Less:  accumulated amortization                      112,751        109,211
                                                    ----------       --------
                                                    $  111,257      $ 112,058
                                                    ==========       ========

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

F. On September 12, 1997, the Partnership paid a cash distribution of $0.50 per Common and Subordinated Unit for the quarter ended July 31, 1997. On November 17, 1997, the Partnership declared its first-quarter cash distribution of $0.50 per Common and Subordinated Unit, payable December 12, 1997.

                       FERRELLGAS PARTNERS FINANCE CORP.
           (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                BALANCE SHEETS


                                                       OCTOBER 31,    JULY 31,
ASSETS                                                    1997          1997
------                                                 ----------     --------
                                                       (UNAUDITED)

Cash                                                   $    1,000     $  1,000
                                                        ---------      -------
TOTAL ASSETS                                           $    1,000     $  1,000
                                                        =========      =======


STOCKHOLDER'S EQUITY
--------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding        $    1,000     $  1,000

Additional paid in capital                                    327          327

Accumulated deficit                                          (327)        (327)
                                                        ---------      -------
TOTAL STOCKHOLDER'S EQUITY                             $    1,000     $  1,000
                                                        =========      =======




                             STATEMENT OF EARNINGS
                                  (unaudited)

                                                         THREE MONTHS ENDED
                                                     -------------------------
                                                     OCTOBER 31,   OCTOBER 31,
                                                         1997          1996
                                                     -----------   -----------

General and administrative expense                   $         0   $        51
                                                     -----------   -----------
NET LOSS                                             $         0   $       (51)
                                                     ===========   ===========


                      See notes to financial statements.

                       FERRELLGAS PARTNERS FINANCE CORP.
           (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                           THREE MONTHS ENDED
                                                        -----------------------
                                                        OCTOBER 31,  OCTOBER 31,
                                                           1997          1996
                                                        -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $         0  $      (51)
                                                         ----------   ---------
      Cash used by operating activities                           0         (51)
                                                         ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution                                            0          51
                                                         ----------   ---------
      Cash provided by financing activities                       0          51
                                                         ----------   ---------

Increase in cash                                                  -           -
Cash - beginning of period                                    1,000       1,000
                                                         ----------   ---------
CASH - END OF PERIOD                                    $     1,000  $    1,000
                                                         ==========   =========


                      See notes to financial statements.




                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                  (UNAUDITED)

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

RESULTS OF OPERATIONS

  The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three months ended October 31, 1997 and 1996, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Over time, these fixed cost increases have caused losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.

THREE MONTHS ENDED OCTOBER 31, 1997 VS. OCTOBER 31, 1996

  Total Revenues. Total revenues decreased 8.7% to $153,205,000 as compared to $167,860,000 in the first quarter of fiscal 1997, primarily due to decreased retail propane volumes and sales price per gallon and a decrease in revenues from other operations (wholesale marketing, chemical feedstocks marketing and net trading operations), partially offset by an increase sales volume due to the effect of acquisitions.

  Retail volumes decreased 4.8% to 154,495,000 gallons as compared to 162,281,000 gallons for the prior year, primarily due to a delay in deliveries of retail gallons caused by a lack of sustained cold weather and due to a reduction in demand for crop drying gallons compared to the same quarter last year. Revenues from other operations decreased by $6,102,000 primarily due to decreased wholesale marketing sales price per gallon and volumes related to a weaker demand for agricultural gallons as compared to the same quarter as last year.

  Gross Profit. Gross profit decreased 0.3% to $66,589,000 as compared to $66,785,000 in the first quarter of fiscal 1997, primarily due to the effect of decreased retail propane volumes and a decrease in volumes in wholesale marketing, trading and chemical feedstocks marketing operations offset by the effect of increased retail margins and the effect of acquisitions.

  Operating Expenses. Operating expenses increased 2.2% to $50,065,000 as compared to $48,967,000 in the first quarter of fiscal 1997 primarily due to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

  Depreciation and Amortization. Depreciation and amortization expense increased 6.5% to $11,537,000 as compared to $10,831,000 in the first quarter of fiscal 1997 primarily due to acquisitions of propane businesses.

  Interest expense. Interest expense increased 4.5% to $12,124,000 as compared to $11,602,000 in the first quarter of fiscal 1997. This increase is primarily the result of increased borrowings, partially offset by a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

LIQUIDITY AND CAPITAL RESOURCES

  The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1998, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the MLP are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for 1,800,322 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

  Operating Activities. Cash used by operating activities was $(9,684,000) for the three months ended October 31, 1997, compared to cash provided by operating activities of $6,554,000 for the prior period. This decrease is primarily due to a decrease in volumes from other operations during the quarter as compared to the first quarter of last year and its affect on accounts receivable and accounts payable, and due to the timing of payments for purchases of inventory.

  Investing Activities. During the three months ended October 31, 1997, the Partnership made total acquisition capital expenditures of $5,270,000. This amount was funded by $2,744,000 cash payments (including $619,000 for transition costs previously accrued for fiscal 1997 acquisitions), $2,000,000 of common units issued and $1,145,000 of noncompete notes.

  During the three months ended October 31, 1997, the Partnership made growth and maintenance capital expenditures of $4,480,000 consisting primarily of the following: 1) relocating and upgrading district plant facilities, 2) additions to Partnership-owned customer tanks and cylinders, 3) vehicle lease buyouts, and
4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

  The Partnership meets its vehicle and transportation equipment fleet needs by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1998, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1997 levels.

  Financing Activities. During the three months ended October 31, 1997, the Partnership borrowed $26,613,000 from its Credit Facility to fund working capital, business acquisitions, and capital expenditure needs. At October 31, 1997, $113,150,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $24,791,000. At October 31, 1997, the Operating Partnership had $67,059,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On November 17, 1997, the Partnership declared a cash distribution of $0.50 per Common and Subordinated Unit, payable December 12, 1997.

  Adoption of New Accounting Standards: The Financial Accounting Standards Board recently issued the following new accounting standards: Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

  SFAS No. 128 is required to be adopted by the Partnership during the three-month period ending January 31, 1998. The adoption of this statement is not expected to have a material effect on the calculation of earnings per unit. SFAS Nos. 130 and 131 are required to be adopted by the Partnership for the fiscal year ended July 31, 1998. The adoption of both standards is not expected to have a material effect on the Partnership's financial position or results of operations.

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

         3.3 Bylaws of Ferrellgas Partners Finance Corp. (Incorporated by reference to the same numbered Exhibit to the Partnership's Quarterly Report on Form 10-Q filed June 13, 1997

        10.1 First Amendment to Amended and Restated Credit Agreement dated as of November 7, 1997, among Ferrellgas, L.P., Stratton Insurance Company, Inc., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto.

        27.1 Financial Data Schedule for Ferrellgas Partners, L.P. (filed in electronic format only)

        27.2    Financial Data Schedule for Ferrellgas Partners Finance Corp.

       (B)  REPORTS ON FORM 8-K

       None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FERRELLGAS PARTNERS, L.P.

                                    By Ferrellgas, Inc. (General Partner)


Date: November 25, 1997             By /s/ Danley K. Sheldon
                                       -----------------------------------
                                       Danley K. Sheldon
                                       Senior Vice President and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)




                                    FERRELLGAS PARTNERS FINANCE CORP.



Date: November 25, 1997             By /s/ Danley K. Sheldon
                                       ----------------------------------
                                       Danley K. Sheldon
                                       Senior Vice President and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)