Form 10-K/A
period 1997-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1998-01-28
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A Amendment No. 1

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

At September 16,1997,Ferrellgas Partners, L.P. had units outstanding as follows:
14,612,580        Common Units
16,593,721        Subordinated Units
Documents Incorporated by Reference:   None

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.

                        1997 FORM 10-K/A Amendment No. 1
                                  ANNUAL REPORT

                                Table of Contents

                                                                           Page

                                     PART II

ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS................1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere in this Form 10-K/A.

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

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates g) governmental legislation and regulations, h) energy efficiency and technology trends and i) other factors that are discussed in the Partnership's filings with the Securities and Exchange Commission.

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

Fiscal 1997

In the Form 10-K as originally filed on October 29, 1997, an inventory costing adjustment affecting all quarters during fiscal 1997 was quantified and discussed in the "Selected Quarterly Financial Data" section of this Item. The Partnership reflected the entire adjustment in the fourth quarter instead of restating each quarter affected. Subsequent to the original filing of Form 10-K, the Partnership has determined that the quarters affected by the inventory costing adjustment should be restated to more accurately reflect the Partnership's fiscal 1997 quarterly results used for comparative purposes. Thus, the Partnership is hereby restating the quarterly results affected by this adjustment to cost of sales with the filing of this Form 10-K/A.

During the first three quarters of fiscal 1997, the Partnership experienced increased revenues and gross profit due to the affect of acquisitions in the fourth quarter of fiscal 1996 and significantly higher wholesale propane product costs, partially offset by the impact of warmer weather. Net earnings (loss) for the third and fourth quarters of fiscal 1997 were positively affected by favorable general liability claims experience. The following presents the Partnership's selected quarterly financial data after giving retroactive effect to the inventory costing adjustments.

As Originally Filed

Fiscal year ended July 31, 1997

                                         First Quarter       Second Quarter        Third Quarter        Fourth Quarter
                                        ----------------     ----------------      ---------------     ------------------

Revenues                                       $167,860             $347,056             $192,873             $96,509
Gross profit                                     66,785              143,291               84,855              39,239
Net earnings (loss)                            (10,298)               54,412                9,676            (30,572)
Net earnings (loss) per
 limited partner unit                            (0.33)                 1.73                 0.31              (0.97)
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

Adjustments to Form 10-K

Fiscal year ended July 31, 1997

                                         First Quarter       Second Quarter        Third Quarter        Fourth Quarter
                                        ----------------     ----------------      ---------------     ------------------

Revenues                                              0                    0                    0                   0
Gross profit                                     $(497)             $(5,033)             $(2,011)              $7,541
Net earnings (loss)                               (492)              (4,982)              (1,991)               7,465
Net earnings (loss) per
 limited partner unit                            (0.01)               (0.16)               (0.07)                0.24

As Adjusted

Fiscal year ended July 31, 1997

                                         First Quarter       Second Quarter        Third Quarter        Fourth Quarter
                                        ----------------     ----------------      ---------------     ------------------

Revenues                                       $167,860             $347,056             $192,873             $96,509
Gross profit                                     66,288              138,258               82,844              46,780
Net earnings (loss)                            (10,790)               49,430                7,685            (23,107)
Net earnings (loss) per
 limited partner unit                            (0.34)                 1.57                 0.24              (0.73)

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

Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1998, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines, the MLP or OLP may issue additional debt or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for 1,887,420 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.
                                       5

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


                                         FERRELLGAS PARTNERS, L.P.

                                         By Ferrellgas, Inc. (General Partner)



                                         By     /s/ James E. Ferrell
                                                James E. Ferrell
                                                Chairman and Chief Executive
                                                Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


Signature                         Title                                  Date



/s/  James E. Ferrell          Chairman of the Board,                  1/28/98
James E. Ferrell               Chief Executive Officer and
                               Director (Principal Executive Officer)




/s/ Daniel M. Lambert          Director                                1/28/98
Daniel M. Lambert




/s/ A. Andrew  Levison         Director                                1/28/98
  A. Andrew Levison




/s/ Danley K. Sheldon        President and Chief Financial             1/28/98
Danley K. Sheldon            Officer (Principal Financial
                             and Accounting Officer)

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


                                              FERRELLGAS PARTNERS FINANCE
                                              CORP.



                                             By     /s/ James E. Ferrell
                                                    James E. Ferrell
                                                    Chairman and Chief Executive
                                                    Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


   Signature                         Title                             Date



/s/ James E. Ferrell          Chairman of the Board,                  1/28/98
James E. Ferrell              Chief Executive Officer and
                              Sole Director (Principal
                              Executive Officer)






/s/ Danley K. Sheldon         Senior Vice President and Chief         1/28/98
Danley K. Sheldon             Financial Officer (Principal
                              Financial and Accounting Officer)