Form 10-Q/A
period 1997-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1998-01-28
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                                                                              9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                   October 31,           July 31,
ASSETS                                                                1997                 1997
----------------------------------------------------------       ----------------    -----------------
                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents                                              $ 9,336             $ 14,788
  Accounts and notes receivable                                           77,266               61,835
  Inventories                                                             42,912               43,112
  Prepaid expenses and other current assets                               15,520                8,906
                                                                 ----------------    -----------------
    Total Current Assets                                                 145,034              128,641

Property, plant and equipment, net                                       404,935              405,736
Intangible assets, net                                                   111,257              112,058
Other assets, net                                                         10,283               10,641
                                                                 ----------------    -----------------
    Total Assets                                                        $671,509             $657,076
                                                                 ================    =================


LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------
Current Liabilities:
  Accounts payable                                                      $ 63,596            $  39,322
  Other current liabilities                                               39,264               49,422
  Short-term borrowings                                                   44,546               21,786
                                                                 ----------------    -----------------
    Total Current Liabilities                                            147,406              110,530

Long-term debt                                                           492,022              487,334
Other liabilities                                                         12,511               12,354
Contingencies and commitments
Minority interest                                                          1,839                2,075

Partners' Capital:
  Common unitholders (14,699,678 and 14,612,580 units
    outstanding at October 1997 and July 1997, respectively)              41,386               52,863
  Subordinated unitholders (16,593,721 units outstanding
    at both October 1997 and July 1997)                                   35,033               50,337
  General partner                                                        (58,688)             (58,417)
                                                                 ----------------    -----------------
    Total Partners' Capital                                               17,731               44,783
                                                                 ----------------    -----------------
    Total Liabilities and Partners' Capital                             $671,509             $657,076
                                                                 ================    =================

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per-unit data)
                                   (unaudited)


                                                             For the three months ended
                                                           --------------------------------
                                                           October 31, 1997  October 31, 1996
                                                           ----------------  ----------------

Revenues:
  Gas liquids and related product sales                        $143,051           $156,764
  Other                                                          10,154             11,096
                                                           -------------     --------------
    Total revenues                                              153,205            167,860

Cost of product sold (exclusive of
  depreciation, shown separately below)                          86,616            101,572
                                                           -------------     --------------

Gross profit                                                     66,589             66,288

Operating expense                                                50,065             48,967
Depreciation and amortization expense                            11,537             10,831
General and administrative expense                                4,421              3,767
Vehicle and tank lease expense                                    2,312              1,480
                                                           -------------     --------------

Operating income (loss)                                          (1,746)             1,243

Interest expense                                                (12,124)           (11,602)
Interest income                                                     397                379
Gain (loss) on disposal of assets                                    66               (880)
                                                           -------------     --------------

Earnings before minority interest                               (13,407)           (10,860)

Minority interest                                                   (96)               (70)
                                                           -------------     --------------

Net loss                                                        (13,311)           (10,790)

General partner's interest in net earnings                         (133)              (108)
                                                           -------------     --------------
Limited partners' interest in net earnings                     $(13,178)          $(10,682)
                                                           =============     ==============

Net earnings per limited partner unit                          $  (0.42)          $  (0.34)
                                                           =============     ==============

Weighted average number of units outstanding                   31,221.4           31,206.3
                                                           =============     ==============

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                 Number of units
                            ---------------------------                                                  Total
                                              Sub-                            Sub-        General      partners'
                              Common       ordinated         Common         ordinated     partner       capital
                            ------------  -------------  ----------------  ------------ ------------- -------------

July 31, 1997                    14,612.6       16,593.7         $52,863       $50,337      ($58,417)      $44,783

  Common units issued in
     connection with
     acquisitions                    87.1              0           2,000             0            20         2,020

  Quarterly distributions                                         (7,306)       (8,297)         (158)      (15,761)

  Net loss                                                        (6,171)       (7,007)         (133)      (13,311)

                               ------------  -------------  ----------------  ------------ ------------- -------------
October 31, 1997                 14,699.7       16,593.7         $41,386       $35,033      $(58,688)      $17,731
                               ============  =============  ================  ============ ============= =============





                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                For the three months ended
                                                             ----------------------------------
                                                             October 31, 1997  October 31, 1996
                                                             ---------------   ----------------

Cash Flows From Operating Activities:
 Net loss                                                          $(13,311)          $(10,790)
 Reconciliation of net loss to net cash from
  operating activities:
  Depreciation and amortization                                      11,537             10,831
  Other                                                                 952              1,725
  Changes in operating assets and liabilities net of
  effects from business acquisitions:
    Accounts and notes receivable                                   (15,869)           (25,032)
    Inventories                                                        (422)           (13,367)
    Prepaid expenses and other current assets                        (6,614)            (3,080)
    Accounts payable                                                 23,726             40,237
    Other current liabilities                                        (9,840)             6,164
    Other liabilities                                                   157               (134)
                                                             ---------------   ----------------
      Net cash provided (used) by operating activities               (9,684)             6,554
                                                             ---------------   ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                               (2,744)            (8,247)
 Capital expenditures                                                (4,480)            (3,832)
 Other                                                                  958                933
                                                             ---------------   ----------------
      Net cash used by investing activities                          (6,266)           (11,146)
                                                             ---------------   ----------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                              22,760             15,253
 Additions to long-term debt                                          3,853             12,747
 Reductions of long-term debt                                          (234)              (337)
 Distributions                                                      (15,761)           (15,761)
 Other                                                                 (120)              (271)
                                                             ---------------   ----------------
      Net cash provided by financing activities                      10,498             11,631
                                                             ---------------   ----------------

Increase (decrease) in cash and cash equivalents                     (5,452)             7,039
Cash and cash equivalents - beginning of period                      14,788             13,770
                                                             ---------------   ----------------
Cash and cash equivalents - end of period                            $9,336            $20,809
                                                             ===============   ================
Cash paid for interest                                              $12,923            $10,795
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

D.   Inventories consist of:

                                                                                       October 31,       July 31,
      (in thousands)                                                                     1997             1997
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $35,231         $35,351
      Appliances, parts and supplies                                                          7,681           7,761
                                                                                    ----------------  --------------
                                                                                            $42,912         $43,112
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

      Property, plant and equipment, net consist of:
                                                                                       October 31,        July 31,
      (in thousands)                                                                      1997             1997
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $620,013         $614,974
      Less:  accumulated depreciation                                                      215,078          209,238
                                                                                    ---------------  ---------------
                                                                                          $404,935         $405,736
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                     October 31,        July 31,
      (in thousands)                                                                     1997             1997
                                                                                    ---------------  ---------------
      Intangible assets                                                                   $224,008         $221,269
      Less:  accumulated amortization                                                      112,751          109,211
                                                                                    ---------------  ---------------
                                                                                          $111,257         $112,058
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

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                October 31,             July 31,
ASSETS                                                                              1997                  1997
--------------------------------------------------------------------         -------------------   -------------------
                                                                                (unaudited)

Cash                                                                                    $1,000                $1,000
                                                                             -------------------   -------------------
Total Assets                                                                            $1,000                $1,000
                                                                             ===================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                         $1,000                $1,000

Additional paid in capital                                                                 327                   327

Accumulated deficit                                                                       (327)                 (327)
                                                                             -------------------  -------------------
Total Stockholder's Equity                                                              $1,000                $1,000
                                                                             ===================   ===================


                                           STATEMENT OF EARNINGS
                                                (unaudited)

                                                                              Three Months Ended
                                                                    ---------------------------------------
                                                                       October 31,         October 31,
                                                                           1997                1996
                                                                    ------------------- -------------------

General and administrative expense                                               $   0            $ 51

                                                                    ------------------- -------------------
Net loss                                                                         $   0            $(51)
                                                                    =================== ===================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                            Three Months Ended
                                                              ------------------------------------------------
                                                                  October 31,              October 31,
                                                                      1997                     1996
                                                              ---------------------   -----------------------

Cash Flows From Operating Activities:
  Net loss                                                                   $   0                  $(51)
                                                              ---------------------   -----------------------
      Cash used by operating activities                                          0                   (51)
                                                              ---------------------   -----------------------

Cash Flows From Financing Activities:
  Capital contribution                                                           0                    51
                                                                                      -----------------------
                                                              ---------------------
      Cash provided by financing activities                                      0                    51
                                                              ---------------------   -----------------------

Increase in cash                                                                 -                     -
Cash - beginning of period                                                   1,000                 1,000
                                                              ---------------------   -----------------------
Cash - end of period                                                        $1,000                $1,000
                                                              =====================   =======================

                       See notes to financial statements.



                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (unaudited)

A. Ferrellgas Partners Finance Corp., a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellga Partners, L.P.

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

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates, g) governmental legislation and regulations, h) energy efficiency and technology trends and i) other factors that are discussed in the Partnership's filings with the Securities and Exchange Commission.

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

     In the Form 10-K originally filed on October 29, 1997, an inventory costing adjustment affecting all quarters during fiscal 1997 was quantified and discussed in the "Selected Quarterly Financial Data" section of Item 7. The Partnership reflected the entire adjustment in the fourth quarter of fiscal 1997 instead of restating each quarter affected. Subsequent to the original filing of Form 10-K, the Partnership has determined that the quarters affected by the inventory costing adjustment should be restated to more accurately reflect the Partnership's fiscal 1997 quarterly results used for comparative purposes. Thus, the Partnership restated the fiscal 1997 quarterly results affected by this adjustment with the filing of a Form 10-K/A on January 28, 1998.
This Form 10-Q/A restates the Statement of Earnings and Statements of Cash Flows for the three months ended October 31, 1996 after giving retroactive effect to the inventory costing adjustments.

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

     Gross Profit. Gross profit increased 0.5% to $66,589,000 as compared to $66,288,000 in the first quarter of fiscal 1997, primarily due to the effect of increased retail margins and the effect of acquisitions offset by the effect of decreased retail propane volumes and a decrease in volumes in wholesale marketing, trading and chemical feedstocks marketing operations.

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

     SFAS No. 128 is required to be adopted by the Partnership during the three-month period ending January 31, 1999. The adoption of this statement is not expected to have a material effect on the calculation of earnings per unit. SFAS Nos. 130 and 131 are required to be adopted by the Partnership for the fiscal year ended July 31, 1999. The adoption of both standards is not expected to have a material effect on the Partnership's financial position or results of operations.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FERRELLGAS PARTNERS, L.P.

                                        By Ferrellgas, Inc. (General Partner)


Date: January 28, 1998                  By     /s/ Danley K. Sheldon
                                        ------------------------
                                        Danley K. Sheldon
                                        President and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)





                                         FERRELLGAS PARTNERS FINANCE CORP.



Date: January 28, 1998                   By     /s/ Danley K. Sheldon
                                         ------------------------
                                         Danley K. Sheldon
                                         Senior Vice President and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)