Form 10-Q
period 1998-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1998-03-17
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended January 31, 1998

                                       or

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

At February 20, 1998, the registrants had units or shares outstanding as follows:

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

ITEM 1.        FINANCIAL STATEMENTS

               Ferrellgas Partners, L.P. and Subsidiaries

               Consolidated Balance Sheets - January 31, 1998
                    and July 31, 1997                                         1

               Consolidated Statements of Earnings -
                    Three and six months ended January 31, 1998
                    and 1997                                                  2

               Consolidated Statement of Partners' Capital -
                     Six months ended January 31, 1998                        3

               Consolidated Statements of Cash Flows -
                    Six months ended January 31, 1998 and 1997                4

               Notes to Consolidated Financial Statements                     5


               Ferrellgas Partners Finance Corp.

               Balance Sheets - January 31, 1998 and July 31, 1997            7

               Statements of Earnings - Three and six months ended
                    January 31, 1998 and 1997                                 7

               Statements of Cash Flows - Three and six months ended
                    January 31, 1998 and 1997                                 8

               Notes to Financial Statements                                  8

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                   January 31,           July 31,
ASSETS                                                                1998                 1997
----------------------------------------------------------       ----------------    -----------------
                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents                                             $ 13,506             $ 14,788
  Accounts and notes receivable, net                                     100,620               61,835
  Inventories                                                             26,543               43,112
  Prepaid expenses and other current assets                               10,450                8,906
                                                                 ----------------    -----------------
    Total Current Assets                                                 151,119              128,641

Property, plant and equipment, net                                       401,468              405,736
Intangible assets, net                                                   107,742              112,058
Other assets, net                                                          9,915               10,641
                                                                 ----------------    -----------------
    Total Assets                                                        $670,244             $657,076
                                                                 ================    =================


LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------
Current Liabilities:
  Accounts payable                                                     $  45,443            $  39,322
  Other current liabilities                                               38,302               49,422
  Short-term borrowings                                                   41,882               21,786
                                                                 ----------------    -----------------
    Total Current Liabilities                                            125,627              110,530

Long-term debt                                                           495,340              487,334
Other liabilities                                                         12,617               12,354
Contingencies and commitments
Minority interest                                                          1,975                2,075

Partners' Capital:
  Common unitholders (14,699,678 units outstanding
    in January 1998 and 14,612,580 outstanding in July 1997)              49,269               52,863
  Subordinated unitholders (16,593,721 units outstanding
    in January 1998 and July 1997)                                        43,934               50,337
  General partner                                                        (58,518)             (58,417)
                                                                 ----------------    -----------------
    Total Partners' Capital                                               34,685               44,783
                                                                 ----------------    -----------------
    Total Liabilities and Partners' Capital                             $670,244             $657,076
                                                                 ================    =================

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)


                                                           For the three months ended          For the six months ended
                                                         --------------------------------   -------------------------------
                                                            January 31,       January 31,     January 31,        January 31,
                                                               1998              1997            1998               1997
                                                         --------------    --------------   --------------    -------------
                                                                              (restated)                          (restated)
Revenues:
  Gas liquids and related product sales                       $235,993          $334,414         $379,044         $491,178
  Other                                                         12,818            12,642           22,972           23,738
                                                         --------------    --------------   --------------    -------------
    Total revenues                                             248,811           347,056          402,016          514,916

Cost of product sold (exclusive of
  depreciation, shown separately below)                        130,879           208,798          217,495          310,370
                                                         --------------    --------------   --------------    -------------

Gross profit                                                   117,932           138,258          184,521          204,546

Operating expense                                               54,887            60,758          104,952          109,725
Depreciation and amortization expense                           10,987            10,753           22,524           21,584
General and administrative expense                               3,858             4,001            8,279            7,768
Vehicle and tank lease expense                                   2,499             1,927            4,811            3,407
                                                         --------------    --------------   --------------    -------------

Operating income                                                45,701            60,819           43,955           62,062

Interest expense                                               (12,598)          (11,482)         (24,722)         (23,084)
Interest income                                                    402               506              799              885
Gain (loss) on disposal of assets                                 (372)              130             (306)            (750)
                                                         --------------    --------------   --------------    -------------

Earnings before minority interest                               33,133            49,973           19,726           39,113

Minority interest                                                  374               543              278              473
                                                         --------------    --------------   --------------    -------------

Net earnings                                                    32,759            49,430           19,448           38,640

General partner's interest in net earnings                         328               494              195              386
                                                         --------------    --------------   --------------    -------------
Limited partners' interest in net earnings                     $32,431           $48,936          $19,253          $38,254
                                                         ==============    ==============   ==============    =============

Net earnings per limited partner unit
Basic                                                          $     1.04        $     1.57       $     0.62       $     1.23
Diluted                                                        $     1.03        $     1.56       $     0.61       $     1.22

Weighted average number of units outstanding
Basic                                                           31,293.40         31,206.30        31,257.42        31,206.30
Diluted                                                         31,375.28         31,292.14        31,346.33        31,301.74




                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                Number of units                                                  Total
                           --------------------------
                                            Sub-                      Sub-         General     partners'
                             Common       ordinated      Common     ordinated      partner      capital
                           ------------  ------------  ----------- ------------  ------------ ------------

July 31, 1997                   14,612.6      16,593.7    $52,863      $50,337      $(58,417)     $44,783

  Common units issued in
     connection with
     acquisitions                   87.1             0      2,000            0            20        2,020

  Quarterly distributions                                 (14,656)     (16,594)         (316)     (31,566)

  Net earnings                                              9,062       10,191           195       19,448

                             ------------  ------------  ----------- ------------  ------------ ------------
January 31, 1998                14,699.7      16,593.7    $49,269      $43,934      $(58,518)     $34,685
                             ============  ============  =========== ============  ============ ============
















                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                 For the six months ended
                                                             ---------------------------------
                                                             January 31, 1998  January 31, 1997
                                                             ---------------   ---------------
                                                                                   (restated)
Cash Flows From Operating Activities:
 Net earnings                                                       $19,448           $38,640
 Reconciliation of net earnings to net cash
 from operating activities:
  Depreciation and amortization                                      22,524            21,584
  Other                                                               2,911             3,625
  Changes in  operating  assets and  liabilities
  net of effects  from  business acquisitions:
    Accounts and notes receivable                                   (39,795)          (89,558)
    Inventories                                                      16,081            (3,657)
    Prepaid expenses and other current assets                        (1,544)           (7,658)
    Accounts payable                                                  6,121            47,870
    Other current liabilities                                       (10,537)            9,364
    Other liabilities                                                   263              (255)
                                                             ---------------   ---------------
      Net cash provided by operating activities                      15,472            19,955
                                                             ---------------   ---------------

Cash Flows From Investing Activities:
 Business acquisitions                                               (3,577)           (9,606)
 Capital expenditures                                               (10,081)           (7,820)
 Other                                                                1,986             1,776
                                                             ---------------   ---------------
      Net cash used by investing activities                         (11,672)          (15,650)
                                                             ---------------   ---------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                              20,096            29,557
 Additions to long-term debt                                          7,167            15,955
 Reductions of long-term debt                                          (421)             (584)
 Distributions                                                      (31,566)          (31,522)
 Other                                                                 (358)             (353)
                                                             ---------------   ---------------
      Net cash provided (used) by financing activities               (5,082)           13,053
                                                             ---------------   ---------------

Increase (decrease) in cash and cash equivalents                     (1,282)           17,358
Cash and cash equivalents - beginning of period                      14,788            13,770
                                                             ---------------   ---------------
Cash and cash equivalents - end of period                           $13,506           $31,128
                                                             ===============   ===============

Cash paid for interest                                              $23,822           $22,900
                                                             ===============   ===============






                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (unaudited)


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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 1998 and January 31, 1997 are not necessarily indicative of the results to be expected for a full year.

D.   Inventories consist of:
                                                                                      January 31,       July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $18,252         $35,351
      Appliances, parts and supplies                                                          8,291           7,761
                                                                                    ----------------  --------------
                                                                                            $26,543         $43,112
                                                                                    ================  ==============

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of January 31, 1998, the Partnership does not have a material commitment to purchase propane from its suppliers whereby the volume, price and date of delivery have been agreed.

     Property, plant and equipment, net consist of:
                                                                                      January 31,        July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $620,640         $614,974
      Less:  accumulated depreciation                                                      219,172          209,238
                                                                                    ----------------  --------------
                                                                                          $401,468         $405,736
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                     January 31,        July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ---------------  ---------------
      Intangible assets                                                                   $224,007         $221,269
      Less:  accumulated amortization                                                      116,265          109,211
                                                                                    ----------------  --------------
                                                                                          $107,742         $112,058
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

F. On September 12, 1997 and December 12, 1997, the Partnership paid a cash distribution of $0.50 per unit for each of the quarters ended July 31, 1997 and October 31, 1997, respectively. On February 17, 1998, the Partnership declared its second quarter cash distribution of $0.50 per unit, payable March 16, 1998.

G. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 was adopted by the Partnership during the three-month period ending January 31, 1998. Below is a calculation of the basic and diluted units used to calculate earnings per basic and dilutive unit on the Statement of Earnings.

(in thousands, except per unit data)

                                            Three months ended                      Six months ended
                                      January, 1998    January, 1997         January, 1998    January, 1997
                                              -----            -----                 -----            -----


Income available to common and
subordinate unitholders                      $32,431           $48,936              $19,253           $38,254

Weighted average outstanding units         31,293.40         31,206.30            31,257.42         31,206.30


Basic EPU                                      $1.04             $1.57                $0.62             $1.23
                                     =================================     ===================================

Income available to common and
subordinate unitholders                      $32,431           $48,936              $19,253           $38,254


Weighted average outstanding units         31,293.40         31,206.30            31,257.42         31,206.30


Dilutive securities - options                  81.88             85.84                88.91             95.44
                                     ---------------------------------     ----------------------------------
Weighted average outstanding units
+ dilutive                                 31,375.28         31,292.14            31,346.33         31,301.74

Diluted EPU                                    $1.03             $1.56                $0.61             $1.22
                                     ==================================     ==================================

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                January 31,             July 31,
ASSETS                                                                              1998                  1997
--------------------------------------------------------------------         -------------------   -------------------
                                                                                (unaudited)

Cash                                                                                    $1,000                $1,000
                                                                             -------------------   -------------------
Total Assets                                                                            $1,000                $1,000
                                                                             ===================   ===================
STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Payable to affiliate                                                                    $  115              $      0

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                          1,000                 1,000

Additional paid in capital                                                                 327                   327

Accumulated deficit                                                                       (442)                 (327)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                                 885                 1,000
                                                                             -------------------   -------------------
Total Liabilities and Stockholder's Equity                                              $1,000                $1,000
                                                                             ===================   ===================






                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                           Three Months Ended      Three Months Ended     Six Months Ended   Six Months Ended
                                              January 31,             January 31,           January 31,        January 31,
                                                  1998                   1997                   1998               1997
                                          ---------------------  ----------------------  ------------------- -----------------

General and administrative expense                 $ 115                   $ 45                   $ 115                $ 96

                                          ---------------------  ----------------------  ------------------- -----------------
Net loss                                           $(115)                  $(45)                  $(115)               $(96)
                                          =====================  ======================  =================== =================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
                    (A wholly owned subsidiary of Ferrellgas
                                Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Six Months Ended        Six Months Ended
                                                                  January 31,            January 31,
                                                                     1998                   1997
                                                              --------------------   --------------------

Cash Flows From Operating Activities:
  Net loss                                                              $   (115)               $   (96)
                                                              --------------------   --------------------
      Cash used by operating activities                                     (115)                   (96)
                                                              --------------------   --------------------

Cash Flows From Financing Activities:
  Net advance from affiliate                                                 115                      0
  Capital contribution                                                         0                     96
                                                              --------------------   --------------------
      Cash provided by financing activities                                  115                     96
                                                              --------------------   --------------------

Increase (decrease) in cash                                                    -                      -
Cash - beginning of period                                                 1,000                  1,000
                                                              --------------------   --------------------
Cash - end of period                                                      $1,000                 $1,000
                                                              ====================   ====================

                       See notes to financial statements.





                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (unaudited)

A. Ferrellgas Partners Finance Corp., a Delaware corporation was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas
      Partners, L.P.

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

Forward-looking statements

     Statements included in this report that are not historical facts, including a statement concerning the General Partner's belief that the OLP will have sufficient funds to meet its obligations and to enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and sufficient funds to fund the Minimum Quarterly Distribution ($0.50 per Unit) on all Common and Subordinated Units, are forward-looking statements.

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

Fiscal 1997 Quarterly Restatement

     In the Form 10-K originally filed on October 29, 1997, an inventory costing adjustment affecting all quarters during fiscal 1997 was quantified and discussed in the "Selected Quarterly Financial Data" section of Item 7. The Partnership originally reflected the entire adjustment in the fourth quarter of fiscal 1997 instead of restating each quarter affected. Subsequent to the original filing of Form 10-K, the Partnership determined that the quarters affected by the inventory costing adjustment should be restated to more accurately reflect the Partnership's fiscal 1997 quarterly results used for comparative purposes. Thus, the Partnership restated all fiscal 1997 quarterly results affected by this adjustment with the filing of a Form 10-K/A on January 28, 1998. This Form 10-Q reflects the restatement of the Statements of Earnings and Statements of Cash Flows for the three and six months ended January 31, 1997 after giving retroactive effect to the inventory costing adjustments.

Year 2000 Compliance

     The Partnership has evaluated the "Year 2000" computer programming issue and does not believe that it will have a material impact on its business, operations or its financial condition.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and six months ended January 31, 1998 and 1997, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Over time, these fixed cost increases have caused losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.

Three Months Ended January 31, 1998 vs. January 31, 1997

     Total Revenues. Total revenues decreased 28.3% to $248,811,000 as compared to $347,056,000 in the second quarter of fiscal 1997, primarily due to decreased sales price per retail gallon, decreased retail propane volumes, and a decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations), partially offset by an increase in retail sales volume due to the effect of acquisitions.

     Retail sales prices per gallon were significantly lower than those in same quarter last year due to the unusually higher wholesale cost of propane experienced in the prior year. Retail volumes decreased 11.1% to 243,981,000 gallons as compared to 274,417,000 gallons for the same quarter last year, primarily due to warmer weather than the same period as last year. Fiscal 1998 winter temperatures, as reported by the American Gas Association ("AGA"), were 8% warmer than the same quarter last year and 6% warmer than normal. Fiscal 1998 warmer than normal temperatures were also compounded by the El Nino weather factors of reduced wind chill, humidity, snow and cloud cover. Revenues from other operations decreased by $17,377,000 primarily due to a decreased wholesale marketing price per gallon and decreased chemical feedstocks marketing volumes.

     Gross Profit. Gross profit decreased 14.7% to $117,932,000 as compared to $138,258,000 in the second quarter of fiscal 1997, primarily as the result of decreased retail propane volumes attributed to the warmer weather and to a lesser extent slightly lower retail margins, partially offset by the effect of acquisitions.

     Operating Expenses. Operating expenses decreased 9.7% to $54,887,000 as compared to $60,758,000 in the second quarter of fiscal 1997 primarily due to lower variable costs associated with delivering fewer gallons, partially offset by acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 2.2% to $10,987,000 as compared to $10,753,000 for the year ago period primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense increased 9.7% to $12,598,000 as compared to $11,482,000 in the second quarter of fiscal 1997. This increase is primarily the result of increased borrowings, partially offset by a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Six Months Ended January 31, 1998 vs. January 31, 1997

     Total Revenues. Total revenues decreased 21.9% to $402,016,000 as compared to $514,916,000 for the prior period, primarily due to decreased sales price per retail gallon, decreased retail propane volumes, and a decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations), partially offset by an increase in retail sales volume due to the effect of acquisitions.

     Retail sales prices per gallon were significantly lower than those during the prior year due to the unusually higher wholesale cost of propane experienced in the prior year. Retail volumes decreased 8.8% to 398,476,000 gallons as compared to 436,698,000 gallons for the year ago period, primarily due to warmer weather than the prior year. Fiscal 1998 winter temperatures, as reported by the AGA, were 6% warmer than the same period as last year and 6% warmer than normal. Fiscal 1998 warmer than normal temperatures were also compounded by the El Nino weather factors of reduced wind chill, humidity, snow and cloud cover. Revenues from other operations decreased by $23,535,000 primarily due to decreased wholesale marketing price per gallon and decreased chemical feedstocks marketing volumes.

     Gross Profit. Gross profit decreased 9.8% to $184,521,000 as compared to $204,546,000 in the year ago period, primarily as the result of decreased retail propane volumes attributed to the effect of warmer weather, partially offset by the effect of acquisitions.

     Operating Expenses. Operating expenses decreased 4.3% to $104,952,000 as compared to $109,725,000 in the first half of fiscal 1997 primarily due to lower variable costs associated with delivering fewer gallons partially offset by acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 4.4% to $22,524,000 as compared to $21,584,000 for the year ago period primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense increased 7.1% to $24,722,000 as compared to $23,084,000 in the first half of fiscal 1997. This increase is primarily the result of increased borrowings, partially offset by a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ended July 31, 1998, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996.

     The $160,000,000 Senior Secured Notes Indenture ("MLP Indenture"), the $200,000,000 Senior Notes Indenture ("OLP Indenture") and the Amended and Restated Credit Agreement ("OLP Credit Facility") contain several financial tests which restrict the Partnership's ability to pay distributions, incur indebtedness and engage in certain other business transactions. These tests, in general, are based on the ratio of the Partnership's consolidated cash flow to fixed charges, primarily interest expense. Because the Partnership is more highly leveraged at the MLP than at the OLP, the tests related to the MLP Senior Notes Indenture are more sensitive to fluctuations in consolidated cash flows and fixed charges. The most sensitive of the MLP related tests restricts the Partnership's ability to make certain Restricted Payments which includes, but is not limted to, the payment of the Minimum Quarterly Distribution ("MQD") to unitholders.

     Although the MLP's financial performance during the first half of fiscal 1998 has been adversely impacted by the EL Nino weather pattern and associated unseasonably warmer temperatures, the Partnership believes it will meet the MLP Indenture Restricted Payment test for the remainder of the calendar year, in addition to meeting the other financial tests in both the MLP and OLP Indentures and OLP Credit Facility. However, if the Partnership were to encounter any unexpected downturns in business operations or a further continuance of unseasonably warmer weather, it could result in the Partnership not meeting certain financial tests in future quarters, including but not limited to, the MLP Indenture Restricted Payment test. Depending on the circumstances, the Partnership would pursue alternatives to permit the continued payment of MQD to its Common Unitholders. No assurances can be given, however, that such alternatives will be successful with respect to any given quarter.

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

     Operating Activities. Cash provided by operating activities was $15,472,000 for the six months ended January 31, 1998, compared to $19,955,000 for the prior period. This decrease is primarily due to the net effect of decreased net income, receivables, inventory, payables and other current liabilities as compared to January 31, 1997, caused primarily by the decrease in propane prices and reduced retail volume activity as compared to those experienced during the second quarter of fiscal 1997.

     Investing Activities. During the six months ended January 31, 1998, the Partnership made total acquisition capital expenditures of $5,696,000. This amount was funded by $3,577,000 cash payments (including $1,026,000 for transition costs previously accrued for fiscal 1997 acquisitions) $2,000,000 of common units issued and $1,145,000 of noncompete notes.

     During the six months ended January 31, 1998, the Partnership made growth and maintenance capital expenditures of $10,081,000 consisting primarily of the following: 1) relocating and upgrading district plant facilities, 2) additions to Partnership-owned customer tanks and cylinders, 3) vehicle lease buyouts, and
4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

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

     Financing Activities. During the six months ended January 31, 1998, the Partnership borrowed $27,263,000 from its Credit Facility to fund working capital, business acquisitions, and capital expenditure needs. At January 31, 1998, $113,800,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $22,915,000. At January 31, 1998, the Operating Partnership had $68,285,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On February 17, 1998, the Partnership declared a cash distribution of $0.50 per unit, payable March 16, 1998.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board recently issued the following new accounting standards: SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS Nos. 130 and 131 are required to be adopted by the Partnership for the fiscal year ended July 31, 1999. The adoption of both standards is not expected to have a material effect on the Partnership's financial position or results of operations.

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

          3.3 By-laws of Ferrellgas Partners Finance Corp. (Incorporated by reference to the same numbered Exhibit to the Partnership's Quarterly Report on Form 10-Q filed June 13, 1997.)

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


                                      FERRELLGAS PARTNERS, L.P.

                                      By Ferrellgas, Inc. (General Partner)


Date: March 17, 1998                  By     /s/ Danley K. Sheldon
                                             ------------------------
                                             Danley K. Sheldon
                                             President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)




                                      FERRELLGAS PARTNERS FINANCE CORP.



Date: March 17, 1998                  By     /s/ Danley K. Sheldon
                                             ------------------------
                                             Danley K. Sheldon
                                             Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)