Form 10-Q
period 1998-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1998-06-15
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 30, 1998

                                                        or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 1-11331
                              333-06693


                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.

           (Exact name of registrants as specified in their charters)



           Delaware                                    43-1698480
           Delaware                                    43-1742520
 ----------------------------              -------------------------------
States or other jurisdictions of         (I.R.S. Employer Identification Nos.)
incorporation or organization)



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

At May 20, 1998, the registrants had units or shares outstanding as follows:

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

ITEM 1.        FINANCIAL STATEMENTS

               Ferrellgas Partners, L.P. and Subsidiaries

               Consolidated Balance Sheets - April 30, 1998
                    and July 31, 1997                                         1

               Consolidated Statements of Earnings -
                    Three and nine months ended April 30, 1998 and 1997       2

               Consolidated Statement of Partners' Capital -
                     Nine months ended April 30, 1998                         3

               Consolidated Statements of Cash Flows -
                    Nine months ended April 30, 1998 and 1997                 4

               Notes to Consolidated Financial Statements                     5


               Ferrellgas Partners Finance Corp.

               Balance Sheets - April 30, 1998 and July 31, 1997              7

               Statements of Earnings - Three and nine months
                    ended April 30, 1998 and 1997                             7

               Statements of Cash Flows - Nine months ended
                    April 30, 1998 and 1997                                   8

               Notes to Financial Statements                                  8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            9



                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                             14

ITEM 2.        CHANGES IN SECURITIES                                         14

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                               14

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

ITEM 5.        OTHER INFORMATION                                             14

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                              14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                    April 30,            July 31,
ASSETS                                                                1998                 1997
----------------------------------------------------------       ----------------    -----------------
                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents                                              $ 9,055             $ 14,788
  Accounts and notes receivable, net                                      70,667               61,835
  Inventories                                                             26,916               43,112
  Prepaid expenses and other current assets                                6,800                8,906
                                                                 ----------------    -----------------
    Total Current Assets                                                 113,438              128,641

Property, plant and equipment, net                                       398,548              405,736
Intangible assets, net                                                   103,661              112,058
Other assets, net                                                          9,628               10,641
                                                                 ----------------    -----------------
    Total Assets                                                        $625,275             $657,076
                                                                 ================    =================


LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------
Current Liabilities:
  Accounts payable                                                     $  38,099            $  39,322
  Other current liabilities                                               38,676               49,422
  Short-term borrowings                                                    5,663               21,786
                                                                 ----------------    -----------------
    Total Current Liabilities                                             82,438              110,530

Long-term debt                                                           498,437              487,334
Other liabilities                                                         12,782               12,354
Contingencies and commitments
Minority interest                                                          1,963                2,075

Partners' Capital:
  Common unitholders (14,699,678 units outstanding
    in April 1998 and 14,612,580 outstanding in July 1997)                46,930               52,863
  Subordinated unitholders (16,593,721 units outstanding
    in April 1998 and July 1997)                                          41,294               50,337
  General partner                                                        (58,569)             (58,417)
                                                                 ----------------    -----------------
    Total Partners' Capital                                               29,655               44,783
                                                                 ----------------    -----------------
    Total Liabilities and Partners' Capital                             $625,275             $657,076
                                                                 ================    =================




                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)


                                                           For the three months ended         For the nine months ended
                                                         --------------------------------   -------------------------------
                                                         April 30, 1998    April 30, 1997   April 30, 1998    April 30, 1997
                                                         --------------    --------------   --------------    -------------
                                                                            (restated)                         (restated)
Revenues:
  Gas liquids and related product sales                       $166,066          $181,426         $545,110         $672,604
  Other                                                          9,101            11,447           32,073           35,185
                                                         --------------    --------------   --------------    -------------
    Total revenues                                             175,167           192,873          577,183          707,789

Cost of product sold (exclusive of
  depreciation, shown separately below)                         85,718           110,029          303,213          420,399
                                                         --------------    --------------   --------------    -------------

Gross profit                                                    89,449            82,844          273,970          287,390

Operating expense                                               49,328            48,062          154,280          157,787
Depreciation and amortization expense                           11,193            10,893           33,717           32,477
General and administrative expense                               4,231             3,466           12,510           11,234
Vehicle and tank lease expense                                   2,621             1,949            7,432            5,356
                                                         --------------    --------------   --------------    -------------

Operating income                                                22,076            18,474           66,031           80,536

Interest expense                                               (12,121)          (11,170)         (36,843)         (34,254)
Interest income                                                    548               613            1,347            1,498
Gain (loss) on disposal of assets                                  421              (114)             115             (864)
                                                         --------------    --------------   --------------    -------------

Earnings before minority interest                               10,924             7,803           30,650           46,916

Minority interest                                                  149               118              427              591
                                                         --------------    --------------   --------------    -------------

Net earnings                                                    10,775             7,685           30,223           46,325

General partner's interest in net earnings                         107                77              302              463
                                                         --------------    --------------   --------------    -------------
Limited partners' interest in net earnings                     $10,668            $7,608          $29,921          $45,862
                                                         ==============    ==============   ==============    =============

Net earnings per limited partner unit
Basic                                                          $  0.34            $ 0.24          $  0.96          $  1.47
Diluted                                                        $  0.34            $ 0.24          $  0.95          $  1.47

Weighted average number of units outstanding
Basic                                                        31,293.40         31,206.30        31,269.15        31,206.30
Diluted                                                      31,355.25         31,286.94        31,347.42        31,289.00




                See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                Number of units                                                  Total
                           --------------------------
                                            Sub-                      Sub-         General     partners'
                             Common       ordinated      Common     ordinated      partner      capital
                           ------------  ------------  ----------- ------------  ------------ ------------

July 31, 1997                   14,612.6      16,593.7    $52,863      $50,337      $(58,417)     $44,783

  Common units issued in
     connection with
     acquisitions                   87.1           0        2,000            0            20        2,020

  Quarterly distributions                                 (22,006)     (24,891)         (474)     (47,371)

  Net earnings                                             14,073       15,848           302       30,223

                           ------------  ------------  ----------- ------------  ------------ ------------
April 30, 1998                  14,699.7      16,593.7    $46,930      $41,294      $(58,569)     $29,655
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

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                 For the nine months ended
                                                             ---------------------------------
                                                             April 30, 1998    April 30, 1997
                                                             ---------------   ---------------
                                                                                 (restated)
Cash Flows From Operating Activities:
 Net earnings                                                       $30,223           $46,325
 Reconciliation of net earnings to net cash from
 operating activities:
  Depreciation and amortization                                      33,717            32,477
  Other                                                               3,290             4,475
  Changes in  operating  assets and  liabilities
  net of effects  from  busines acquisitions:
    Accounts and notes receivable                                    (9,842)          (33,933)
    Inventories                                                      15,708             5,187
    Prepaid expenses and other current assets                         2,106            (2,736)
    Accounts payable                                                 (1,223)            3,737
    Other current liabilities                                        (9,874)            3,420
    Other liabilities                                                   428                38
                                                             ---------------   ---------------
      Net cash provided by operating activities                      64,533            58,990
                                                             ---------------   ---------------

Cash Flows From Investing Activities:
 Business acquisitions                                               (4,080)          (11,663)
 Capital expenditures                                               (15,267)          (12,299)
 Other                                                                3,278             2,187
                                                             ---------------   ---------------
      Net cash used by investing activities                         (16,069)          (21,775)
                                                             ---------------   ---------------

Cash Flows From Financing Activities:
 Net reductions to short-term borrowings                            (16,123)           (6,954)
 Additions to long-term debt                                         11,438            20,951
 Reductions of long-term debt                                        (1,622)           (2,118)
 Distributions                                                      (47,371)          (47,283)
 Other                                                                 (519)             (638)
                                                             ---------------   ---------------
      Net cash used by financing activities                         (54,197)          (36,042)
                                                             ---------------   ---------------
Increase  in cash and cash equivalents                               (5,733)            1,173
Cash and cash equivalents - beginning of period                      14,788            13,770
                                                             ---------------   ---------------
Cash and cash equivalents - end of period                            $9,055           $14,943
                                                             ===============   ===============
Cash paid for interest                                              $36,540           $35,394
                                                             ===============   ===============






                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (unaudited)


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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30, 1998 and April 30, 1997 are not necessarily indicative of the results to be expected for a full year.

D.   Inventories consist of:
                                                                                       April 30,        July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $18,341         $35,351
      Appliances, parts and supplies                                                          8,575           7,761
                                                                                    ----------------  --------------
                                                                                            $26,916         $43,112
                                                                                    ================  ==============

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 1998, the Partnership does not have a material commitment to purchase propane from its suppliers whereby the volume, price and date of delivery have been agreed.

     Property, plant and equipment, net consist of:
                                                                                      April 30,         July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $622,878         $614,974
      Less:  accumulated depreciation                                                      224,330          209,238
                                                                                    ---------------  ---------------
                                                                                          $398,548         $405,736
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                      April 30,         July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ---------------  ---------------
      Intangible assets                                                                   $223,540         $221,269
      Less:  accumulated amortization                                                      119,879          109,211
                                                                                    ---------------  ---------------
                                                                                          $103,661         $112,058
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

F. On September 12, 1997, December 12, 1997, and March 16, 1998, the Partnership paid cash distributions of $0.50 per unit for each of the quarters ended July 31, 1997, October 31, 1997, and January 31, 1998, respectively. On May 19, 1998, the Partnership declared its third quarter cash distribution of $0.50 per unit, payable June 12, 1998.

G. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 was adopted by the Partnership during the three-month period ending January 31, 1998. Below is a calculation of the basic and diluted units used to calculate earnings per basic and dilutive unit on the Statement of Earnings.

(in thousands, except per unit data)

                                            Three months ended                      Nine months ended
                                        April 30,        April 30,             April 30,        April 30,
                                          1998              1997                 1998              1997


Income available to common and
subordinate unitholders                      $10,688            $7,608              $29,921           $45,862

Weighted average outstanding units
                                           31,293.40         31,206.30            31,269.15         31,206.30

Basic EPU                                      $0.34             $.024                $0.96             $1.47
                                     ================ =================     ================ =================

Income available to common and
subordinate unitholders                      $10,688            $7,608              $29,921           $45,862


Weighted average outstanding units
                                           31,293.40         31,206.30            31,269.15         31,206.30

Dilutive securities - options                  61.85             80.64                78.27             82.70
                                     ---------------- -----------------     ---------------- -----------------
Weighted average outstanding units
+ dilutive                                 31,355.25         31,286.94            31,347.42         31,289.00

Diluted EPU                                    $0.34             $0.24                $0.95             $1.47
                                     ================ =================     ================ =================


                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                 April 30,              July 31,
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
                                                                             ===================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------


Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                         $1,000                $1,000

Additional paid in capital                                                                 618                   327

Accumulated deficit                                                                       (618)                 (327)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                               1,000                 1,000
                                                                             -------------------   -------------------
Total Liabilities and Stockholder's Equity                                              $1,000                $1,000
                                                                             ===================   ===================

                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                      Three Months Ended                      Nine Months Ended
                                               April 30,             April 30,           April 30,         April 30,
                                                  1998                  1997                1998             1997
                                          ---------------------  -------------------   --------------- ------------------

General and administrative expense                 $ 176                  $ 189                 $ 291           $ 285

                                          ---------------------  -------------------   --------------- ------------------
Net loss                                           $(176)                 $(189)                $(291)          $(285)
                                          =====================  ===================   =============== ==================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
                    (A wholly owned subsidiary of Ferrellgas
                                Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Nine Months Ended      Nine Months Ended
                                                                   April 30,              April 30,
                                                                     1998                   1997
                                                              --------------------   --------------------

Cash Flows From Operating Activities:
  Net loss                                                              $   (291)              $   (285)
                                                              --------------------   --------------------
      Cash used by operating activities                                     (291)                  (285)
                                                              --------------------   --------------------

Cash Flows From Financing Activities:
  Capital contribution                                                       291                    285
                                                              --------------------   --------------------
      Cash provided by financing activities                                  291                    285
                                                              --------------------   --------------------

Increase (decrease) in cash                                                    -                      -
Cash - beginning of period                                                 1,000                  1,000
                                                              --------------------   --------------------

Cash - end of period                                                      $1,000                 $1,000
                                                              ====================   ====================

                       See notes to financial statements.



                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (unaudited)

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

Fiscal 1997 Quarterly Restatement

     In the Form 10-K originally filed on October 29, 1997, an inventory costing adjustment affecting all quarters during fiscal 1997 was quantified and discussed in the "Selected Quarterly Financial Data" section of Item 7. The Partnership originally reflected the entire adjustment in the fourth quarter of fiscal 1997 instead of restating each quarter affected. Subsequent to the original filing of Form 10-K, the Partnership determined that the quarters affected by the inventory costing adjustment should be restated to more accurately reflect the Partnership's fiscal 1997 quarterly results used for comparative purposes. Thus, the Partnership restated all fiscal 1997 quarterly results affected by this adjustment with the filing of a Form 10-K/A on January 28, 1998. This Form 10-Q reflects the restatement of the Statements of Earnings for the three and nine months ended Aprill 30, 1997 and the Statements of Cash Flows for the nine months ended April 30, 1997, after giving retroactive effect to the inventory costing adjustments.

Year 2000 Compliance

     The Partnership has evaluated the "Year 2000" computer programming issue and does not expect that the total cost of related modifications and conversions will have a material effect on its financial position, results of operations or cash flows and is being expensed as incurred. The Year 2000 issue may also affect the systems and applications of the Partnership's customers or vendors. The Partnership is contacting others with whom it conducts business to receive appropriate assurances that those third parties are, or will be, Year 2000 compliant. If compliance by the Partnership's customers and vendors is not achieved in a timely manner, it is unknown what effect, if any, the Year 2000 issue could on the Partnership's operations.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and nine months ended April 30, 1998 and 1997, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Over time, these fixed cost increases have caused losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.


Three Months Ended April 30, 1998 as compared to April 30, 1997

     Total Revenues. Total revenues decreased 9.2% to $175,167,000 as compared to $192,873,000 in the third quarter of fiscal 1997, primarily due to decreased sales price per retail gallon, a decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations), partially offset by an increase in retail propane volumes.

     Retail sales prices per gallon were significantly lower than those in same quarter last year due to the unusually higher wholesale cost of propane experienced in the prior year. Retail volumes increased 7.3% to 175,168,000 gallons as compared to 163,323,000 gallons for the same quarter last year, primarily due to increases in the base business due to demand resulting from customer deferrals during the mild winter when compared with the same period as last year. Fiscal 1998 winter temperatures, as reported by the American Gas Association ("AGA"), were unchanged compared to the same quarter last year and 11.4% warmer than normal. Fiscal 1998 warmer than normal temperatures were also compounded by the El Nino weather factors of reduced wind chill, humidity, snow and cloud cover. Revenues from other operations decreased by $8,824,000 primarily due to a decreased wholesale marketing price per gallon.

     Gross Profit. Gross profit increased 8.0% to $89,449,000 as compared to $82,844,000 in the third quarter of fiscal 1997, primarily as the result of increased retail propane volumes and to a lesser extent the effect of acquisitions and slightly higher retail margins.

     Operating Expenses. Operating expenses increased 2.6% to $49,328,000 as compared to $48,062,000 in the third quarter of fiscal 1997 primarily due to acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 2.8% to $11,193,000 as compared to $10,893,000, primarily due to acquisitions of propane businesses since the third quarter of fiscal 1997.

     Interest expense. Interest expense increased 8.5% to $12,121,000 as compared to $11,170,000 in the third quarter of fiscal 1997. This increase is primarily the result of increased borrowings for the financing of acquisitions in the fourth quarter of fiscal year 1997, partially offset by a slight decrease in the overall average interest rate paid by the Partnership on its borrowings.

Nine Months Ended April 30, 1998 as compared to April 30, 1997

     Total Revenues. Total revenues decreased 18.5% to $577,183,000 as compared to $707,789,000 for the prior period, primarily due to decreased sales price per retail gallon, decreased retail propane volumes, a decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations), and warmer weather, partially offset by an increase in retail sales volume due to the effect of acquisitions.

     Retail sales prices per gallon were significantly lower than those during the prior year due to the unusually higher wholesale cost of propane experienced in the prior year. Retail volumes decreased 4.4% to 573,644,000 gallons as compared to 600,021,000 gallons for the year ago period, primarily due to warmer weather than the prior year. Fiscal 1998 winter temperatures, as reported by the AGA, were 4.0% warmer than the same period as last year and 8.1% warmer than normal. Fiscal 1998 warmer than normal temperatures were also compounded by the El Nino weather factors of reduced wind chill, humidity, snow and cloud cover. Revenues from other operations decreased by $24,993,000 primarily due to decreased wholesale marketing price per gallon and volume and decreased chemical feedstocks marketing volumes.

     Gross Profit. Gross profit decreased 4.7% to $273,970,000 as compared to $287,390,000 in the same period last year, primarily as the result of decreased retail propane volumes, warmer weather, and to a lesser extent decreased trading profits, partially offset by the effect of acquisitions.

     Operating Expenses. Operating expenses decreased 2.2% to $154,280,000 as compared to $157,787,000 in the same period last year primarily due to lower variable costs associated with delivering fewer gallons partially offset by acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 3.8% to $33,717,000 as compared to $32,477,000, primarily due to acquisitions of propane businesses since the third quarter of fiscal 1997.


     Interest expense. Interest expense increased 7.6% to $36,843,000 as compared to $34,254,000 in the same period last year. This increase is primarily the result of increased borrowings for the financing of acquisitions in the fourth quarter of fiscal year 1997, partially offset by a slight decrease in the overall average interest rate paid by the Partnership on its borrowings.

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

     Although the MLP's financial performance during the first three quarters of fiscal 1998 has been adversely impacted by the El Nino weather pattern and associated unseasonably warmer temperatures, the Partnership believes it will meet the MLP Indenture Restricted Payment test for the remainder of the calendar year, in addition to meeting the other financial tests in both the MLP and OLP Indentures and OLP Credit Facility. However, if the Partnership were to encounter any unexpected downturns in business operations, it could result in the Partnership not meeting certain financial tests in future quarters, including but not limited to, the MLP Indenture Restricted Payment test. Depending on the circumstances, the Partnership would pursue alternatives to permit the continued payment of MQD to its Common Unitholders. No assurances can be given, however, that such alternatives will be successful with respect to any given quarter.

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

     Operating Activities. Cash provided by operating activities was $64,533,000 for the nine months ended April 30, 1998, compared to $58,990,000 for the prior period. This increase is primarily due to the decreased receivables and inventory partially offset by decreased net income as compared to April 30, 1997. These results were caused primarily by a decrease in propane prices, the decrease in volumes held in inventory and reduced retail volume activity as compared to those experienced during fiscal 1997.

     Investing Activities. During the nine months ended April 30, 1998, the Partnership made total acquisition capital expenditures of $6,203,000. This amount was funded by $4,080,000 cash payments (including $1,232,000 for transition costs previously accrued for fiscal 1997 acquisitions) $2,000,000 of common units issued $867,000 of noncompete notes and $488,000 of other costs.

     During the nine months ended April 30, 1998, the Partnership made growth and maintenance capital expenditures of $15,267,000 consisting primarily of the following: 1) relocating and upgrading district plant facilities, 2) additions to Partnership-owned customer tanks and cylinders, 3) vehicle lease buyouts, and
4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

     The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1998, the Partnership expects growth and maintenance capital expenditures to increase over fiscal 1997 levels.

     Financing Activities. During the nine months ended April 30, 1998, the Partnership repaid $4,685,000 to its Credit Facility as it related to fund working capital, business acquisitions, and capital expenditure needs. At April 30, 1998, $81,850,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $27,535,000. At April 30, 1998, the Operating Partnership had $95,615,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On May 19, 1998, the Partnership declared a cash distribution of $0.50 per unit, payable June 12, 1998.

     The Operating Partnership is currently negotiating the issuance of debt that will effectively refinance its Notes under the OLP Indenture and balances outstanding under its Credit Facility. If consummated, the Operating Partnership will pay a call premium of five percent of the Notes under the OLP Indenture in anticipation of an overall reduced borrowing rate.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board recently issued the following new accounting standards: SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS Nos. 130 and 131 are required to be adopted by the Partnership for the fiscal year ended July 31, 1999. . The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP requires that entities capitalize certain internal-use software costs once certain capitalization requirements are met. The Partnership does not expect that the implementation of these rules will have a material effect on the Partnership's financial position or results of operations.

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

 .
                               ERRELLGAS PARTNERS, L.P.

                               By Ferrellgas, Inc. (General Partner)


Date: June 15, 1998            By     /s/ Danley K. Sheldon
                                      Danley K. Sheldon
                                      President and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)





                               FERRELLGAS PARTNERS FINANCE CORP.



Date: June 15, 1998            By     /s/ Danley K. Sheldon
                                      Danley K. Sheldon
                                      Senior Vice President and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)