Form 10-K
period 1998-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1998-10-29
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 1998
                                       or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value as of October 12, 1998, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $266,005,660.

At October 12, 1998, Ferrellgas Partners, L.P. had units outstanding as follows:
14,699,678        Common Units
16,593,721        Subordinated Units
Documents Incorporated by Reference:   None

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.

                          1998 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                               Page
                                     PART I
ITEM     1.     BUSINESS.......................................................................................1
ITEM     2.     PROPERTIES.....................................................................................8
ITEM     3.     LEGAL PROCEEDINGS..............................................................................9
ITEM     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................9

                                     PART II

ITEM     5.     MARKET FOR THE REGISTRANT'S UNITS AND
                RELATED UNITHOLDER MATTERS.....................................................................9
ITEM     6.     SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA..............................................10
ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................11
ITEM    7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................17
ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................18
ITEM     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................18

                                    PART III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS...........................................18
ITEM    11.     EXECUTIVE COMPENSATION........................................................................20
ITEM    12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................................................23

ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................25

                                     PART IV

ITEM    14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K...........................................................................26


                                                      PART I

ITEM 1.       BUSINESS.

Business of Ferrellgas Partners, L.P.

     Ferrellgas Partners, L.P. (the "Master Limited Partnership" or the "MLP"), is a Delaware limited partnership which was formed on April 19, 1994. The MLP's Common Units are listed on the New York Stock Exchange. The MLP's activities are conducted through its subsidiary Ferrellgas, L.P. (the "Operating Partnership" or the "OLP"). The MLP, with a 97% limited partner interest, is the sole limited partner of the Operating Partnership. The MLP and the Operating Partnership are together referred to herein as the "Partnership". The Operating Partnership accounts for nearly all of the MLP's consolidated assets, sales and operating earnings. The MLP's consolidated net earnings also reflect interest expense related to $160 million of 9 3/8% Senior Secured Notes issued by the MLP in April 1996.

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

     The Partnership believes that it is the second largest retail marketer of propane in the United States (as measured by gallons sold), serving more than 800,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 566 retail outlets with 298 satellite locations in 38 states (some outlets serve interstate markets). Based upon information contained in industry publications for calendar year 1997, the Partnership believes that its retail operations account for approximately 8% of the retail propane purchased in the United States as measured by gallons sold. For the Partnership's fiscal years ended July 31, 1998, 1997 and 1996, annual retail propane sales volumes were 660 million, 694 million, and 650 million gallons, respectively. The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on its customers' premises, as well as to portable propane cylinders.

     The Partnership also believes that it is a leading natural gas liquids trading company. Annual propane and natural gas liquids trading, chemical feedstocks and wholesale propane sales volumes were approximately 1.0 billion,
1.2 billion and 1.7 billion gallons during the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

Retail Operations

   Formation and History

     Ferrell Companies, Inc. ("Ferrell"), the parent of Ferrellgas, was founded in 1939 as a single retail propane outlet in Atchison, Kansas and was incorporated in 1954. Ferrell was previously owned primarily by James E. Ferrell and his family but was sold in July 1998 to the Ferrell Companies, Inc. Employee Stock Ownership Trust ("ESOT"). Ferrellgas was formed in 1984 to operate the retail propane business previously conducted by Ferrell. In July 1994, the
propane   business  and  assets  of  Ferrellgas  were  contributed  to  the
Partnership in connection with the Partnership's initial public offering of Common Units.

     The Company's initial growth largely resulted from small acquisitions in the rural areas of eastern Kansas, northern and central Missouri, Iowa, Western Illinois, Southern Minnesota, South Dakota and Texas. In July 1984, the Company acquired propane operations with annual retail sales volumes of approximately 33 million gallons and in December 1986, the Company acquired propane operations with annual retail sales volumes of approximately 395 million gallons. These two major acquisitions and many other smaller acquisitions significantly expanded and diversified the Company's geographic coverage. Since 1986, Ferrellgas has acquired more than 100 smaller independent propane retailers, the largest of which were Skelgas Propane, Inc. ("Skelgas") acquired in May 1996 and Vision Energy Resources, Inc. ("Vision") acquired in November 1994. For the fiscal years ended July 31, 1998 to 1994, the Partnership (or its predecessor) invested approximately $13.0 million, $38.8 million, $108.8 million, $70.1 million, and $3.4 million, respectively, to acquire operations with annual retail sales of approximately 4.4 million, 20.5 million, 111.8 million, 70.0 million, and 2.9 million gallons of propane, respectively. Primarily as a result of this acquisition strategy, retail propane gallons sold by the Partnership (or its predecessor) increased from 68 million in fiscal 1986 to 660 million in fiscal 1998. The propane industry is relatively fragmented, with the ten largest retail distributors possessing approximately 33% of the total retail propane market and much of the industry consisting of more than 5,000 local or regional distributors. The Partnership believes the fragmented nature of the propane industry provides significant opportunities for growth through acquisitions.

   Business Strategy

     The goal of the Partnership is to be the leading retail propane company in the United States. The Partnership believes that it has obtained a competitive advantage by promoting an entrepreneurial culture that empowers its employees to be responsive to individual customer needs. In addition, the Partnership believes this culture is supported and enhanced by the recent transfer of ownership of Ferrell to the ESOT for the sole benefit of the Company's employees. The Partnership's business strategy is to continue its historical focus on residential and commercial retail propane operations. The Partnership anticipates that its future growth will be achieved primarily through the acquisition of smaller retail propane operations throughout the United States and to a lesser extent through the expansion of its existing customer base by increased competitiveness and investment in internal growth opportunities.

     The Partnership intends to concentrate its acquisition activities in geographical areas in close proximity to the Partnership's existing operations and to acquire propane retailers that can be efficiently combined with such existing operations to provide an attractive return on investment after taking into account the efficiencies which may result from such combination. However, the Partnership will also pursue acquisitions which broaden its geographic coverage. The Partnership's goal in any acquisition will be to improve the operations and profitability of these smaller companies by integrating them into the Partnership's established supply network. The Partnership regularly evaluates a number of propane distribution companies which may be candidates for acquisition. The Partnership believes that there are numerous local retail propane distribution companies that are possible candidates for acquisition and that its geographic diversity of operations helps to create many attractive acquisition opportunities. The Partnership intends to fund acquisitions through internal cash flow, external borrowings or the issuance of additional Common Units. The Partnership's ability to accomplish these goals will be subject to the continued availability of acquisition candidates at prices attractive to the Partnership. There is no assurance the Partnership will be successful in sustaining the recent level of acquisitions or that any acquisitions that are made will prove beneficial to the Partnership.

         In addition to growth through acquisitions, the Partnership believes that it may also achieve growth within its existing propane operations. As a result of its experience in responding to competition and in implementing more efficient operating standards, the Partnership believes that it has positioned itself to be more successful in direct competition for customers. The Partnership currently has marketing programs underway which focus specific resources toward this effort.

   Marketing

     Natural gas liquids are derived from petroleum products and are sold in compressed or liquefied form. Propane, the predominant type of natural gas liquid, is typically extracted from natural gas or separated during crude oil refining. Although propane is gaseous at normal pressures, it is compressed into liquid form at relatively low pressures for storage and transportation. Propane is a clean-burning energy source, recognized for its transportability and ease of use relative to alternative forms of stand alone energy sources.

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

     The Partnership utilizes marketing programs targeting both new and existing customers by emphasizing its efficiency in delivering propane to customers as well as its training and safety programs. The Partnership sells propane primarily to four specific markets: residential, industrial/commercial, agricultural and other (principally to other propane retailers and as engine fuel). During the fiscal year ended July 31, 1998, sales to residential customers accounted for 56% of retail gross profit, sales to industrial and other commercial customers accounted for 31% of retail gross profit, and sales to agricultural and other customers accounted for 13% of retail gross profit. Residential sales have a greater profit margin, more stable customer base and tend to be less sensitive to price changes than the other markets served by the Partnership. No single customer of the Partnership accounts for 10% or more of the Partnership's consolidated revenues.

     Profits in the retail propane business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane in the contract and spot markets, primarily from major oil companies, on a short-term basis; therefore, its supply costs fluctuate with market price fluctuations. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term, because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced, at least for the short-term, until retail prices can be increased. Retail propane customers typically lease their storage tanks from their propane distributors. Approximately 70% of the Partnership's customers lease their tank from the Partnership. The lease terms and, in some states, certain fire safety regulations, restrict the filling of a leased tank solely to the propane supplier that owns the tank. The cost and inconvenience of switching tanks minimizes a customers tendency to switch suppliers of propane on the basis of minor variations in price.

     The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in the second and third fiscal quarters

(November through April). To the extent necessary, the Partnership will reserve cash inflows from the second and third quarters for distribution in the first and fourth fiscal quarters. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, prices and other factors, although the Partnership believes that the broad geographic distribution of its operations helps to minimize exposure to regional weather or economic patterns. Long-term, historic weather data from the National Climatic Data Center indicates that the average annual temperatures have remained relatively constant over the last 30 years with fluctuations occurring on a year-to-year basis only. During times of colder-than-normal winter weather, the Company has been able to take advantage of its large, efficient distribution network to help avoid supply disruptions such as those experienced by some of its competitors, thereby broadening its long-term customer base.

Supply and Distribution

     The Partnership purchases propane primarily from major domestic oil companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. As a result of (i) the Partnership's ability to buy large volumes of propane and (ii) the Partnership's large distribution system and underground storage capacity, the Partnership believes it is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. The Partnership is not dependent upon any single supplier or group of suppliers, the loss of which would have a material adverse effect on the Partnership. For the year ended July 31, 1998, no supplier provided more than 10% of the Partnership's total propane purchases. A portion of the Partnership's propane inventory is purchased under supply contracts which typically have a one year term and a fluctuating price relating to spot market prices. Certain of the Partnership's contracts specify certain minimum and maximum amounts of propane to be purchased thereunder. The Partnership may purchase and store inventories of propane in order to help insure uninterrupted deliverability during periods of extreme demand. The Partnership owns three underground storage facilities with an aggregate capacity of approximately 184 million gallons. Currently, approximately 148 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     Propane is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to retail distribution outlets and wholesale customers by railroad tank cars leased by the Partnership and highway transport trucks owned or leased by the Partnership. The Partnership operates a fleet of transport trucks to transport propane from refineries, natural gas processing plants or pipeline terminals to its retail distribution outlets. Common carrier transport trucks may be used during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. Propane is then transported from the Partnership's retail distribution outlets to customers by its fleet of 1,596 bulk delivery trucks, which are fitted generally with 2,000 to 3,000 gallon propane tanks. Propane storage tanks located on the customers' premises are then filled from the delivery truck. Propane is also delivered to customers in portable cylinders.

Industry and Competition

   Industry

     Based upon industry publications, propane accounts for approximately 3% to 4% of household energy consumption in the United States, an average level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is cheaper than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. The Partnership's residential retail propane customers, therefore, will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Likewise, the Partnership may be unable to expand its customer base in areas where fuel oil is widely used, particularly the Northeast, unless propane becomes significantly less expensive than fuel oil. Alternatively, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price. The Partnership believes that propane generally is becoming increasingly favored over fuel oil and other alternative sources of fuel as an environmentally preferred energy source.

   Competition

     In addition to competing with marketers of other fuels, the Partnership competes with other companies engaged in the retail propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger multi-state marketers, and the smaller, local independent marketers. Based upon industry publications, the Partnership believes that the ten largest multi-state retail marketers of propane, including the Partnership, account for approximately 33% of the total retail sales of propane in the United States. Based upon information contained in industry publications for calendar year 1997, the Partnership also believes no single marketer has a greater than 10% share of the total market in the United States and that the Partnership is the second largest retail marketer of propane in the United States, with a market share of approximately 8% as measured by volume of national retail propane sales.

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

Other Operations

     The other operations of the Partnership consist principally of: (1) trading, (2) chemical feedstocks marketing and (3) wholesale propane marketing. The Partnership, through its natural gas liquids trading operations and wholesale marketing, has become one of the leading independent traders of propane and natural gas liquids in the United States. The Partnership owns no properties that are material to these operations. These operations may utilize available space in the Partnership's underground storage facilities in the furtherance of these businesses. Because the Partnership possesses a large distribution system, underground storage capacity and the ability to buy large volumes of propane, the Partnership believes that it is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

   Trading

     The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Partnership primarily trades products purchased from its over 125 suppliers; however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents over 60% of the Partnership's total trading volume, with the remainder consisting principally of various other natural gas liquids. The Partnership attempts to minimize trading risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through credit checks and application of its credit policies. However, there can be no assurance that historical experience or the existence of such policies will prevent trading losses in the future. For the Partnership's fiscal years ended July 31, 1998, 1997 and 1996 net revenues of $7.5 million, $5.5 million, and $7.3 million, respectively, were derived from trading activities.

   Chemical Feedstocks Marketing

     The Partnership is also involved in the marketing of refinery and petrochemical feedstocks. Petroleum by-products are purchased from refineries and sold to petrochemical plants. The Partnership leases 314 tank cars to facilitate product delivery. Revenues of $15.3 million, $29.8 million and $44.4 million were derived from such activities for the Partnership's fiscal years ended July 31, 1998, 1997 and 1996, respectively.

   Wholesale Marketing

     The Partnership engages in the wholesale distribution of propane to other retail propane distributors. During the fiscal years ended July 31, 1998, 1997 and 1996, the Partnership sold 136 million, 123 million and 104 million gallons, respectively, of propane to wholesale customers and had revenues attributable to such sales of $49.9 million, $57.5 million and $42.6 million, respectively.

Employees

     The Partnership has no employees and is managed by the General Partner pursuant to the Partnership Agreement. At July 31, 1998, the General Partner had 3,494 full-time employees and 831 temporary and part-time employees. At July 31, 1998, the General Partner's full-time employees were employed in the following areas:

                   Retail Locations                                   2,933
                   Transportation and Storage                           248
                   Corporate Offices (Liberty, MO & Houston, TX)        313
                                                                   ==========
                           Total                                      3,494
                                                                   ==========

     Approximately one percent of the General Partner's employees are represented by five local labor unions, which are all affiliated with the International Brotherhood of Teamsters. The General Partner has not experienced any significant work stoppages or other labor problems.

     The Partnership's supply, trading, chemical feedstocks marketing, distribution scheduling and product accounting functions are operated primarily out of the Partnership's offices located in Houston, by a total full-time corporate staff of 68 people.

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

     The Partnership complies in all material respects with all material governmental regulations and industry standards applicable to environmental and safety matters, except that the Partnership was not in compliance with Final Rule for Continued Operation of the Present Propane Trucks published August 18, 1997 (the "Final Interim Rule") on emergency shut off valves on bobtail vehicles. The DOT has taken the position that all existing emergency shut off devices used on propane cargo vessels fail to comply with the existing Emergency Discharge Control Regulation 49CFR 178.337-11. Accordingly, the DOT has issued a Final Interim Rule that requires all transporters of propane to implement revised procedures to ensure immediate activation of the emergency shut off device in the event of a catastrophic failure of a cargo vehicle's discharge system. As a result of actions filed by five of the principal multi-state propane marketers (including the Partnership), the United States District Court for the Western District of Missouri issued a preliminary injunction against the DOT in February, 1998, staying and postponing certain provisions of the Final Interim Rule. As a result of the preliminary injunction, the Partnership is now in full compliance with the court modified Final Interim Rule for bobtails and transport vehicles. The Partnership is working with both the DOT and outside experts to develop a system for bobtail vehicles that complies with the existing Emergency Discharge Control Regulations as well as the provisions of the Final Interim Rule. In June 1998, the DOT established a formal Regulation Negotiation Committee to address these issues and the Partnership was granted a seat on this committee. At this time, the Partnership cannot determine whether enforcement of the Final Interim Rule will be permanently enjoined, or the ultimate long-term cost of compliance with the Final Interim Rule to the Partnership or the propane industry in general.

Service Marks and Trademarks

     The Partnership markets retail propane under the "Ferrellgas" tradename and uses the tradename "Ferrell North America" for its wholesale operations. In addition, the Partnership has a trademark on the name "FerrellMeter," its patented gas leak detection device. The Company contributed all of its rights, title and interest in such tradenames and trademark in the continental United States to the Partnership. The General Partner will have an option to purchase such tradenames and trademark from the Partnership for a nominal value if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for any other reason, it will have the option to purchase such tradenames and trademark from the Partnership for fair market value.

Business of  Ferrellgas Partners Finance Corp.

Ferrellgas Partners Finance Corp. (the "Finance Corp") a Delaware corporation was formed on March 28, 1996, and is a wholly-owned subsidiary of the MLP. The Finance Corp has nominal assets and does not conduct any operations, but serves as a co-obligor for securities issued by the MLP. Certain institutional investors that might otherwise be limited in their ability to invest in securities issued by the MLP by reasons of the legal investment laws of their states of organization or their charter documents, may be able to invest in the MLP's securities because the Finance Corp is a co-obligor. Accordingly, a discussion of the results of operations, liquidity and capital resources of the Finance Corp is not presented. See the Finance Corp's notes to the financial statements for a discussion of the securities with respect to which the Finance Corp is serving as a co-obligor.


ITEM 2.       PROPERTIES.

     The Partnership owns or leases the following transportation equipment which is utilized primarily in retail operations, except for railroad tank cars, which are used primarily by chemical feedstocks operations.
                                                 Owned       Leased      Total
         Truck tractors ........................   92           69          161
         Transport trailers.....................  263           14          277
         Bulk delivery trucks...................  814          782        1,596
         Pickup and service trucks..............  995          491        1,486
         Railroad tank cars.....................    -          314          314

     The transport  trailers  have an average  capacity of  approximately  9,000 gallons. The bulk delivery trucks are generally fitted with 2,000 to 3,000 gallon propane tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

     A typical retail distribution outlet is located on one to three acres of land and includes a small office, a workshop, bulk storage capacity of 18,000 gallons to 60,000 gallons and a small inventory of stationary customer storage tanks and portable propane cylinders that the Partnership provides to its retail customers for propane storage. The Partnership owns the land and buildings of approximately 50% of its retail outlets and leases the remaining facilities on terms customary in the industry and in the applicable local markets.

     Approximately 697,000 propane tanks are owned by the Partnership, most of which are located on customer property and leased to those customers. The Partnership also owns approximately 626,000 portable propane cylinders, most of which are leased to industrial and commercial customers for use in manufacturing and processing needs, including forklift operations, and to residential customers for home heating and cooking, and to local dealers who purchase propane from the Partnership for resale.

     The Partnership owns underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah. At July 31, 1998, the capacity of these facilities was approximatly 88 million gallons, 88 million gallons and 8 million gallons, respectively (an aggregate of approximately 184 million gallons). Currently, approximately 148 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     The Partnership owns the land and two buildings (50,245 square feet of office space) comprising its corporate headquarters in Liberty, Missouri, and leases 27,696 square feet of office space in Houston, Texas, where its trading, chemical feedstocks marketing and wholesale marketing operations are primarily located.

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


ITEM 3.       LEGAL PROCEEDINGS.

     Propane is a flammable, combustible gas. Serious personal injury and property damage can occur in connection with its transportation, storage or use. The Partnership, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. The Partnership maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as it believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Partnership from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. It is not possible to determine the ultimate disposition of these matters discussed above; however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended July 31, 1998.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

     The Common Units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange ("NYSE") under the symbol FGP. The Common Units began trading on June 28, 1994, at an initial public offering price of $21.00 per Common Unit. As of October 12, 1998, there were 745 registered Common Unitholders of record. The following table sets forth the high and low sales prices for the Common Units on the NYSE and the cash distributions declared per Common Unit for the periods indicated.

                               Common Unit Price Range                Distributions
                      -------------------------------------------
                              High                  Low            Declared per Unit
                      --------------------- --------------------- ---------------------
                        1997       1998       1997       1998        1997       1998
                      ---------- ---------- ---------- ---------- ----------- ----------
First Quarter           $23.50     $24.25     $22.50     $22.63      $0.50      $0.50
Second Quarter           22.88      23.25      20.75      22.00       0.50       0.50
Third Quarter            23.00      22.63      21.13      20.25       0.50       0.50
Fourth Quarter           23.00      21.94      21.25      20.25       0.50       0.50

     The Partnership also has issued Subordinated Units, all of which are held by Ferrell, for which there is no established public trading market.

     The Partnership makes quarterly cash distributions of its Available Cash, as defined by the MLP's Partnership Agreement. Available Cash is generally defined as consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by the General Partner for future requirements.

     The Partnership is not subject to federal income taxes. Instead, Unitholders are required to report their allocable share of the Partnership's income, gains, losses, deductions and credits, regardless of whether the Partnership makes distributions.


ITEM 6.       SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.

     The following table presents selected consolidated historical and pro forma financial data of the Partnership and Predecessor.

(in thousands, except per unit data)

                                                      Ferrellgas Partners L.P.                                (Predecessor)
                          ---------------------------------------------------------------------------------   -------------
                                                                                  Pro Forma    Historical      Historical
                                                                                                                 Eleven
                                               Historical                         Year Ended    Inception     Months Ended
                                                                                                   to
                                           Year Ended July 31,                     July 31,     July 31,        June 30,
                          ------------------------------------------------------
                              1998          1997         1996          1995        1994 (1)        1994           1994
                          ------------- ------------ ------------- ------------- ------------- ------------   -------------
Income Statement Data:
Total revenues             $   667,353    $ 804,298   $   653,640   $   596,436   $   526,556   $   24,566     $   501,990
Depreciation and                45,009       43,789        37,024        32,014        28,835        2,383          26,452
amortization
ESOP compensation charge           350
Operating income (loss)         52,760       68,819        62,506        55,927        68,631      (2,391)          71,522
Interest expense                49,129       45,769        37,983        31,993        28,130        2,662          53,693
Earnings (loss) from             4,943       23,218        24,312        23,820        39,909      (5,026)          12,337
continuing operations
Earnings from continuing          0.16         0.74          0.77          0.76          1.29
operations per unit
Cash distributions                2.00         2.00          2.00          1.65
declared per unit (3)

Balance Sheet Data (at end of period):
Working capital              $   (443)   $   18,111    $   15,294    $   28,928    $   34,948   $   34,948      $   91,912
Total assets                   621,223      657,076       654,295       578,596       477,193      477,193         592,664
Pay to (rec from) parent and                                                                                       (4,050)
affiliates
Long-term debt                 507,222      487,334       439,112       338,188       267,062      267,062         476,441
Stockholder's equity                                                                                                22,829

Partners' Capital:
Common Unitholders          $   27,985   $   52,863    $   71,323    $   84,489    $   84,532   $   84,532
Subordinated Unitholders        19,908       50,337        71,302        91,824        99,483       99,483
General Partner (2)           (58,976)     (58,417)      (58,016)      (57,676)      (62,622)     (62,622)

Operating Data:
Retail propane sales           659,932      693,995       650,214       575,935       564,224       23,915         540,309
volumes (in gallons)
Capital expenditures
(4):
        Maintenance         $   10,569   $   10,137     $   6,657     $   8,625     $   5,688      $   911       $   4,777
        Growth                  10,060        6,055         6,654        11,097         4,032          983           3,049
        Acquisition             13,003       38,780       108,803        70,069         3,429          878           2,551
                          ------------- ------------ ------------- ------------- ------------- ------------   -------------
            Total           $   33,632   $   54,972   $   122,114    $   89,791    $   13,149    $   2,772      $   10,377
                          ============= ============ ============= ============= ============= ============   =============

Supplemental Data:
Earnings (loss) before depreciation, amortization,
 interest and taxes (5)     $   98,119   $  112,608    $   99,530     $   87,941    $   97,466      $   (8)      $   97,974




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

(5) EBITDA is calculated as operating income (loss) plus depreciation and amortization and an ESOP related non-cash compensation charge. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. EBITDA is a non-GAAP measure, but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. In addition, EBITDA is not intended as an alternative to earnings (loss) from continuing operations or net earnings
     (loss).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of the historical financial condition and results of operations for Ferrellgas Partners, L.P. and its subsidiaries and should be read in conjunction with the historical consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

Forward-looking statements

     Statements included in this report that are not historical facts, including statements concerning the Partnership's belief that the OLP will have sufficient funds to meet its obligations to enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Secured Notes issued in April 1996, and to enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units, are forward-looking statements.

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates g) governmental legislation and regulations, h) energy efficiency and technology trends i) Year 2000 compliance and j) other factors that are discussed in the Partnership's filings with the Securities and Exchange Commission.

Year 2000 Compliance

     Many computer systems and applications in use throughout the world today may not be able to appropriately interpret dates beginning in the year 2000 ("Year 2000" issue). As a result, this problem could have adverse consequences on the operations of companies and the integrity of information processing.

   The Partnership began the process in 1997 of identifying and correcting its computer systems and applications that were exposed to the Year 2000 issue. The Partnership initially focused on the systems and applications that were considered critical to its operations and services for supplying propane to its customers and to its ability to account for those business services accurately. These critical areas include the retail propane accounting and operations system, financial accounting and reporting system, local area network and electronic mail systems. The Partnership expects that these critical areas will be Year 2000 compliant by December 31, 1999.

   The Partnership has also taken steps to identify other non-critical applications that may have exposure to the Year 2000 issue. It has established a test lab for the independent testing of these applications to ensure Year 2000 compatibility. To date, no material Year 2000 issues have been identified as a result of this testing.

     The Partnership conducts business with several hundred outside suppliers. While no single supplier is considered material to the Partnership, a combined number could constitute a material amount to the Partnership. The Partnership is currently reviewing their largest suppliers to obtain appropriate assurances that they are, or will be, Year 2000 compliant. If compliance by the Partnership's suppliers is not achieved in a timely manner, it is unknown what effect, if any, the Year 2000 issue could have on the Partnership's operations.

     The Partnership has evaluated its Year 2000 issues and does not expect that the total cost of related modifications and conversions will have a material effect on its financial position, results of operations or cash flows. Such costs are being expensed as incurred. To date, the Partnership has currently incurred approximately $100,000 to identify and correct its Year 2000 issues. This expense has been primarily related to its critical systems and applications. It is estimated that the Partnership will incur an additional $300,000 to $500,000 during the next fiscal year to identify and correct its Year 2000 issues. The Partnership does not anticipate significant purchases of computer software or hardware as a result of its Year 2000 issue and does not believe that the correction of its Year 2000 issues will delay or eliminate other scheduled computer upgrades and replacements.


General

     The Partnership is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids. The Partnership's revenue is derived primarily from the retail propane marketing business. The Partnership believes that it is the second largest retail marketer of propane in the United States, based on gallons sold, serving more than 800,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 566 retail outlets and 298 satellite locations. Annual retail propane sales volumes were 660 million, 694 million, and 650 million gallons for the fiscal years ended July 31, 1998, 1997, and 1996, respectively.

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

   The Partnership is also engaged in the trading of propane and other natural gas liquids, chemical feedstocks marketing and wholesale propane marketing. Through its natural gas liquids trading operations and wholesale marketing, the Partnership is one of the leading independent traders of propane and natural gas liquids in the United States.

     The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Partnership primarily trades products purchased from its over 125 suppliers, however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents over 60% of the Partnership's total trading volume, with the remainder consisting principally of various other natural gas liquids. For the Partnership's fiscal years ended July 31, 1998, 1997 and 1996, net revenues from trading activities were $7.5 million, $5.5 million and $7.3 million, respectively.

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

The following presents the Partnership's selected quarterly financial data for the two years ended July 31, 1998.

Fiscal year ended July 31, 1998

                                         First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                                        ----------------     ----------------      ---------------     ---------------

Revenues                                       $153,205             $248,811             $175,167             $90,170
Gross profit                                     66,589              117,932               89,449              50,783
Net earnings (loss)                            (13,311)               32,759               10,775            (25,280)
Net earnings (loss) per
 limited partner unit                            (0.42)                 1.04                 0.34              (0.80)

Fiscal year ended July 31, 1997
                                         First Quarter        Second Quarter        Third Quarter        Fourth Quarter
                                        -----------------    -----------------     ----------------     -----------------

Revenues                                        $167,860             $347,056             $192,873               $96,509
Gross profit                                      66,288              138,258               82,844                46,780
Net earnings (loss)                             (10,790)               49,430                7,685              (23,107)
Net earnings (loss) per
 limited partner unit                             (0.34)                 1.57                 0.24                (0.73)


Results of Operations

   Fiscal Year Ended July 31, 1998 versus Fiscal Year Ended July 31, 1997

     Total Revenues. Total revenues decreased 17.0% to $667,353,000 as compared to $804,298,000 in the prior year, primarily due to a decrease in sales price per gallon as a result of the unusually higher wholesale cost of propane experienced in the previous year, the effects of the warmer weather, and a decrease in revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing), partially offset by acquisitions of propane businesses.

     A less volatile propane market during fiscal 1998 caused a significant decrease in the cost of product, which in turn caused a decrease in sales price per gallon as compared to fiscal 1997. Retail volumes decreased by 4.9% or 34,063,000 gallons, primarily due to the decrease in volumes related to the unusually warm winter during fiscal 1998, attributable in large part to the El Nino weather phenomenon. The winter of fiscal 1998 was reported as the second warmest winter in recorded history. For the year, temperatures were 8% warmer than normal and 4% warmer than the same period last year as reported by the American Gas Association. The warmer than normal temperatures were also compounded by other El Nino related weather factors such as reduced wind chill, humidity, snow and cloud cover, all of which contributed to a lower demand for propane and a decrease in earnings for the Partnership.

     The 29.7% decrease in revenues from other operations to $73,123,000 is due to a decrease in wholesale sales price per gallon and a decrease in chemical feedstocks marketing revenues. Wholesale marketing sales price per gallon decreased primarily due to the decrease in the cost of product compared to last year. Chemical feedstocks volumes decreased as a result of decreased marketing demand from petrochemical companies.

     Gross Profit. Gross profit decreased 2.8% to $324,753,000 as compared to $334,170,000 during fiscal 1997, primarily due to a decrease in retail sales gross margin dollars, partially offset by an increase from trading profits. Retail operations results decreased primarily due to decreased volumes attributed to the warmer weather, partially offset by the impact of increased retail margins and the increase in volumes attributed to acquisitions.

     Operating Expenses. Operating expenses increased slightly to $199,010,000 in fiscal 1998 as compared to $198,298,000 in fiscal 1997. This year's operating expenses were impacted by decreased variable expenses, resulting from reduced gallon deliveries due to the warmer weather, offset by increased expenses associated with acquisitions.

     Vehicle and Tank Lease Expense. Vehicle and tank lease expense increased by $2,694,000 due to the utilization of operating lease financing to fund fleet upgrades and replacements.

     Interest Expense. Interest expense increased 7.3% over the prior year due primarily to increased borrowings for the financing of acquisitions, partially offset by a slight decrease in the average interest rate paid by the Partnership on its variable rate borrowings.

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

     A volatile propane market during the first half of fiscal 1997 caused a significant increase in the cost of product which in turn caused an increase in sales price per gallon. Retail volumes increased by 6.7% or 44 million gallons, primarily due to the increase in volumes related to acquisitions partially offset by the effect of warmer weather during fiscal 1997 as compared to fiscal 1996 and by customer conservation efforts. Fiscal 1997 winter temperatures, as reported by the American Gas Association, were 6% warmer than the prior year and 4% warmer than normal.

     The 10.2% increase in revenues from other operations to $103,971,000 was due to an increase in wholesale marketing volumes and sales price per gallon, partially offset by a decrease in chemical feedstocks marketing revenues. Wholesale marketing volumes increased primarily due to the effect of acquisitions, while prices increased as a result of increased cost of product. Chemical feedstocks volumes decreased as a result of decreased availability of product from refineries and decreased demand from petrochemical companies. Unrealized gains and losses on options, forwards, and futures contracts were not significant at July 31, 1997 and 1996, respectively.

     Gross Profit. Gross profit increased 12.4% to $334,170,000 as compared to $297,326,000 in the 1996 fiscal year, primarily due to an increase in retail sales gross margin, partially offset by a decrease in gross profits from other operations. Retail operations results increased primarily due to the increase in volumes attributed to acquisitions and an increase in retail margins, partially offset by the effect of warmer weather and customer conservation efforts. Wholesale marketing and chemical feedstocks was comprised of low margin sales, therefore, the net increase in revenues did not significantly affect gross profit.

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

     Interest Expense. Interest expense increased 20.5% over the prior year. This increase was primarily the result of the MLP's issuance of $160,000,000 of 9 3/8% Senior Secured Notes in April 1996, the proceeds of which were primarily used to fund acquisitions made in fiscal 1996, partially offset by an overall decrease in interest rates on borrowings during the year.

Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1999, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the $160,000,000 senior secured notes issued in April 1996 ("MLP Senior Secured Notes").

     The MLP Senior Secured Notes, the $350,000,000 OLP senior notes ("New Senior Notes") and the amended and restated OLP credit facility ("New Credit Facility") agreements contain several financial tests which restrict the Partnership's ability to pay distributions, incur indebtedness and engage in certain other business transactions (See Financing Activities below). These tests, in general, are based on the ratio of the MLP's and OLP's consolidated cash flow to fixed charges, primarily interest expense. Because the Partnership is more highly leveraged at the MLP than at the OLP, the tests related to the MLP Senior Secured Notes are more sensitive to fluctuations in consolidated cash flows and fixed charges. The most sensitive of the MLP related tests restricts the Partnership's ability to make certain Restricted Payments which includes, but is not limited to, the payment of the Minimum Quarterly Distribution ("MQD") to unitholders.

     Although the MLP's financial performance during fiscal 1998 was adversely impacted by the El Nino weather pattern and associated unseasonably warmer temperatures, the Partnership believes it will continue to meet the MLP Senior Secured Notes Restricted Payment test during fiscal 1999, in addition to meeting the other financial tests in the MLP Senior Secured Notes, New Senior Notes and New Credit Facility. However, if the Partnership were to encounter any unexpected downturns in business operations, it could result in the Partnership not meeting certain financial tests in future quarters, including but not limited to, the MLP Senior Secured Notes Restricted Payment test. Depending on the circumstances, the Partnership would pursue alternatives to permit the continued payment of MQD to its Common Unitholders. No assurances can be given, however, that such alternatives will be successful with respect to any given quarter.

     On August 1, 1999, the subordination period will end and the Subordinated Units will convert to Common Units, provided that certain remaining financial tests, which are related to making the MQD on all Common and Subordinated Units, are satisfied for each of the three consecutive four quarter periods ending on July 31, 1999. The Partnership met such financial tests for the four quarter periods ended July 31, 1997 and July 31, 1998, respectively. There can be no assurance that the Partnership will meet the remaining financial tests in the subsequent four quarter period and that the Subordinated Units will convert to Common Units on August 1, 1999.

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

     Operating Activities. Cash provided by operating activities was $74,337,000 for the year ended July 31, 1998, compared to $75,087,000 in the prior year. This small decrease was primarily due to the decreased inventory and increased accounts payable partially offset by decreased net income as compared to July 31, 1997. These results were caused primarily by a decrease in propane prices, the decrease in volumes held in inventory and reduced retail volume activity as compared to those experienced during fiscal 1997.

     Investing Activities. The Partnership made total acquisition capital expenditures of $12,670,000 (including ($333,000) of working capital) during fiscal 1998. This amount was funded by $9,839,000 cash payments, $2,000,000 in Common Units and $831,000 in other costs and consideration.

     During the year ended July 31, 1998, the Partnership made growth and maintenance capital expenditures of $20,629,000 primarily for the following purposes: 1) additions to Partnership-owned customer tanks and cylinders, 2) relocating and upgrading district plant facilities, 3) upgrading computer equipment and software and 4) vehicle lease buyouts. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The Partnership believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues to seek expansion of its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1999, the Partnership does not expect a significant increase in growth and maintenance capital expenditures as compared to fiscal 1998 levels.

     Financing Activities. On August 4, 1998, the OLP issued $350,000,000 of new privately placed unsecured senior notes ("New Senior Notes") and entered into a $145,000,000 revolving credit facility ("New Credit Facility") with its existing banks. The proceeds of the New Senior Notes, which include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%, were used to redeem $200,000,000 of OLP fixed rate Senior Notes ("Senior Notes") issued in July 1994, including a 5% call premium, and to repay outstanding indebtedness under the existing OLP revolving credit facility ("Credit Facility"). As a result of these financings, the Partnership expects to realize a decrease in interest expense during fiscal 1999. See Note E to the audited financial statements included elsewhere in this report for additional information regarding the New Senior Notes and the New Credit Facility.

     On July 17, 1998, all of the outstanding common stock of Ferrell was purchased by a newly established ESOT. As a result of this change in control in the ownership of Ferrell and indirectly in the General Partner, the MLP, pursuant to the MLP Senior Secured Note Indenture, was required to offer to purchase the outstanding notes at a price of 101% of the principal amount thereof. See Note E to the audited financial statements included elsewhere in this report for additional details regarding the offer to purchase the MLP Senior Secured Notes.

     During  the  fiscal  year ended July 31,  1998,  the  Partnership  borrowed
$20,458,000 under its $255,000,000 Credit Facility to fund expected seasonal working capital needs, business acquisitions, and capital expenditures. In addition, letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $29,056,000. Giving affect to the issuance of the New Senior Notes and the New Credit Facility completed August 4, 1998, the OLP would have had $96,944,000 million available for general corporate, acquisition and working capital purposes under the New Credit Facility at July 31, 1998. The Partnership typically has significant cash needs during the first quarter due to expected low revenues, increasing inventories and the Partnership's cash distribution paid in mid-September.

     On April 26, 1996, the MLP issued the MLP Senior Secured Notes. These notes will be redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. Interest is payable semi-annually in arrears on June 15 and December 15.

     To offset the variable rate characteristic of the revolving credit facility borrowings, the OLP has entered into interest rate collar agreements, expiring between October 1998 and December 2001 with two major banks, that effectively limit interest rates on a certain notional amount between 4.9% and 6.5% under the current pricing arrangement. At July 31, 1998, the total notional principal amount of these agreements was $100,000,000.

     During the year ended July 31, 1998, the Partnership paid cash distributions of $2.00 per limited partner unit. These distributions covered the period from May 1, 1997 to April 30, 1998. On August 19, 1998, the Partnership declared its fourth-quarter cash distribution of $0.50 per limited partner unit, which was paid September 14, 1998. The Partnership's annualized distribution is presently $2.00 per limited partner unit.

     The MLP Senior Secured Notes, New Senior Notes and New Credit Facility contain various restrictive covenants applicable to the MLP, the Operating Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. The MLP and the Operating Partnership are in compliance with all requirements, tests, limitations and covenants related to the MLP Senior Secured Notes, the New Senior Notes and New Credit Facility. The New Senior Notes and the New Credit Facility agreements have similar restrictive covenants to the Senior Notes and Credit Facility agreements that were replaced.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt by entering into interest rate collar agreements. After giving effect to the refinancing of the debt that occurred in August 1998, the Partnership had redeemed nearly all of the variable rate debt outstanding at July 31, 1998. Moreover, as of the date of this Form 10-K, the Partnership had only $25,000,000 notional amount of interest rate collar agreements effectively outstanding. Thus, assuming a material change in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt and the associated interest rate collar agreements is not material to the financial statements.

     The Partnership's trading activities utilize certain types of energy commodity forward contracts and swaps traded on the over-the-counter financial markets and futures traded on the New York Mercantile Exchange ("NYMEX" or "Exchange") to anticipate market movements, manage and hedge its exposure to the volatility of floating commodity prices and to protect its inventory positions. The Partnership's non-trading activities utilize certain over-the-counter energy commodity options to limit overall price risk and to hedge its exposure to inventory price movements.

     Market risks associated with energy commodities are monitored daily for compliance with the Partnership's trading policy. This policy includes specific dollar exposure limits, limits on the term of various contracts and volume limits for various energy commodities. The Partnership also utilizes loss limits and daily review of open positions to manage exposures to changing market prices.

     Market and Credit Risk. NYMEX traded futures are guaranteed by the Exchange and have nominal credit risk. The Partnership is exposed to credit risk associated with futures, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, the Partnership analyzes the financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of each limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term.

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $2,707,000 as of July 31, 1998. Actual results may differ.

     Further discussion of the risk management activities and accounting for derivative commodity contracts is contained in the accompanying notes to the consolidated financial statements.


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

     The General Partner has appointed persons who are neither officers nor employees of the General Partner or any affiliate of the General Partner to serve on a committee of the Partnership (the "Audit Committee") with the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. The Audit Committee will only review matters relating to conflicts of interest at the request of the General Partner, and the General Partner has sole discretion to determine which matters, if any, to submit to the Audit Committee. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the Unitholders.

     The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At July 31, 1998, 3,494 full-time and 831 temporary and part-time individuals were employed by the General Partner.

Directors and Executive Officers of the General Partner

     The following table sets forth certain information with respect to the directors and executive officers of the General Partner at August 31, 1998. Each of the persons named below is elected to their respective office or offices annually. Only Mr. Ferrell and Mr. Sheldon have entered into employment agreements with the General Partner. See Employment Agreements.

                                        Director
Name                       Age          Since       Position
James E. Ferrell           59           1984        Chairman of the Board and a
                                                    Director of the General
                                                    Partner

Danley K. Sheldon          40           1998        Chief Executive Officer,
                                                    President and a Director
                                                    of the General Partner

Patrick J. Chesterman      48                       Executive Vice President

James M. Hake              38                       Senior Vice President,
                                                    Acquisitions

Kenneth G. Atchley         35                       Vice President, Chief
                                                    Operating Officer-Western
                                                    U.S.

Boyd H. McGathey           39                       Vice President, Chief
                                                    Operating Officer-Eastern
                                                    U.S.

Kevin T. Kelly             33                       Vice President, Chief
                                                    Financial Officer and
                                                    Treasurer

A. Andrew Levison          42           1994        Director of the General
                                                    Partner

Elizabeth T. Solberg       59           1998        Director of the General
                                                    Partner

     James E. Ferrell--Mr. Ferrell has been with Ferrell or its predecessors and its affiliates in various executive capacities since 1965. He served as Chief Executive Officer until August 1998 and as President until October 1996.

     Danley K. Sheldon--Mr. Sheldon was named Chief Executive Officer in August 1998 and was named a director of the Company in July 1998. He has been President of the Company since October 1996 and was Chief Financial Officer of the Company from January 1994 until May 1998. He served as Treasurer from 1989 until 1998 and joined the Company in 1986.

     Patrick J. Chesterman--Mr. Chesterman was named Executive Vice President in April 1998 after having served as Senior Vice President, Supply since September 1997. After joining the Company in June, 1994, he had one-year assignments as Vice President-Retail Operations, Director of Human Resources and Director of Field Support. Prior to joining the Company, Mr. Chesterman was Director of Fuels Policy and Operations for the U.S. Air Force.

     James M. Hake--Mr. Hake was named Senior Vice President, Acquisitions in August 1998. He had been Vice President, Acquisitions of the Company since October, 1994. He joined the Company in 1986.

     Kenneth G. Atchley--Mr. Atchley was named Vice President, Chief Operating Officer-Western U.S. in August 1998. He served as Regional Vice President since May 1996. After joining the Company in 1985, he held District Manager and Area Manager positions.

     Boyd H. McGathey--Mr. McGathey was named Vice President, Chief Operating Officer-Eastern U.S. in August 1998. He served as Regional Vice President since February 1997. After joining the Company in 1989, he held District Manager and Area Manager positions.

     Kevin T. Kelly--Mr. Kelly was named Chief Financial Officer and Treasurer in May 1998 and August 1998, respectively. After joining the Company in June 1996, he served as Director of Finance and Corporate Controller until May 1998. Prior to joining the Company, Mr. Kelly was Manager of Project Acquisitions with UtiliCorp United, Inc.

     A. Andrew Levison---Mr. Levison was elected a director of the Company in September 1994. Mr. Levison has been a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation since 1989.

     Elizabeth T. Solberg---Ms. Solberg was elected a director of the Company in July 1998. Ms. Solberg is Executive Vice President and Senior Partner of Fleishman-Hillard, Inc. and has been with the firm since 1976. She has been a member of the board of directors of Kansas City Life Insurance Company since 1997.

Compensation of the General Partner

     The General Partner receives no management fee or similar compensation in connection with its management of the Partnership and receives no remuneration other than:

     (i) distributions in respect to its 2% general partner interest, on a combined basis, in the Partnership and the Operating Partnership; and

(ii) reimbursement for all direct and indirect costs and expenses incurred on behalf of the Partnership, all selling, general and administrative expenses incurred by the General Partner for or on behalf of the Partnership and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The selling, general and administrative expenses reimbursed include specific employee benefits and incentive plans for the benefit of the executive officers and employees of the General Partner.


ITEM 11.      EXECUTIVE COMPENSATION.

   Summary Compensation Table

     The following table sets forth the compensation for the past three years of the Company's Chief Executive Officer ("CEO") and the Company's four most highly compensated executive officers other than the Chief Executive Officer ("named executive officers"), who were serving as executive officers at the end of the 1998 fiscal year.
                                       20



                                                                    Long-Term Compensation
                                                                    -------------------------------
                                           Annual Compensation          Awards         Pay-outs
                                         -------------------------  --------------- ---------------
                                                                        Stock         Long-Term
                                                                       Options/       Incentive           All Other
            Name and                       Salary        Bonus           SARs          Payouts          Compensation
       Principal Position         Year       ($)          ($)            (#)             ($)                 ($)
--------------------------------- ------ ------------ ------------  --------------- ---------------    ----------------
James E. Ferrell                   1998      465,000      ---            ---             ---                    37,067 (1)
---------------------------------
   Chairman and Chief Executive    1997      480,000      ---            ---             ---                    32,126
   Officer                         1996      480,000      ---            ---             ---                    16,801

Danley K. Sheldon                  1998      225,000       50,000        ---             ---                    20,104 (1)
---------------------------------
   President and Treasurer         1997      218,221      ---           30,000           ---                    15,440
                                   1996      177,500      100,000        ---             ---                    13,972

Patrick J. Chesterman              1998      161,500       25,000        ---             ---                    15,530 (1)
---------------------------------
 Exec. Vice President              1997      132,917      ---           20,000           ---                     9,087


James A. Hake                      1998      120,000       85,000        ---             ---                    15,887 (1)
---------------------------------
   Vice President, Acquisitions    1997      120,000       90,000       15,000           ---                    13,592
                                   1996      120,000       85,000        ---             ---                     9,962

Kevin T. Kelly                     1998       99,014       50,000        ---             ---                     9,376 (1)
---------------------------------
  Vice President, Chief
Financial Officer





 (1) Includes for Mr. Ferrell contributions of $20,059 to the employee's 401(k) and profit sharing plans and compensation of $17,008 resulting from the payment of life insurance premiums. Includes for Mr. Sheldon contributions of $20,104 to the employee's 401(k) and profit sharing plans. Includes for Mr. Chesterman contributions of $14,584 to the employee 401(k) and profit sharing plans and compensation of $946 resulting from the payment of life insurance premiums. Includes for Mr. Hake contributions of $15,161 to the employee's 401(k) and profit sharing plans and compensation of $726 resulting from the payment of life insurance premiums. Includes for Mr. Kelly contributions of $9,376 to the employee's 401(k) and profit sharing plans.


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

     The Unit Options are exercisable beginning after July 31, 1999, assuming the subordination period has lapsed, at prices ranging from $16.80 to $21.67 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of the grant. The options vest immediately or over a one to five year period, and expire on the tenth anniversary of the date of the grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, outstanding Subordinated Unit Options will convert to Common Unit Options.

     There were no grants of unit options during the 1998 fiscal year to the CEO and named executive officers.

     The following table lists information on the CEO and named executive officers' exercised/unexercised unit options for the fiscal year ended July 31, 1998.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FY AND FY-END OPTION SAR VALUES

                                                                     Number of
                                                                    Securities
                                                                    Underlying
                                                                    Unexercised           Value of Unexercised
                                                                   Options/SARs        In-The-Money Options/SARs
                                                                   at FY-End (#)             at FY-End ($)
                                                               ---------------------- -----------------------------
                                 Shares
                              Acquired on       Value              Exercisable/               Exercisable/
Name                          Exercise (#)   Realized ($)          Unexercisable              Unexercisable
---------------------------- --------------- -------------     ---------------------- ------------------------------
James E. Ferrell                   -              -                      -                          -
Danley K. Sheldon                  0              0                  0/100,000                  0/305,800
Patrick J. Chesterman              0              0                  0/30,000                   0/32,680
James M. Hake                      0              0                  0/51,000                   0/156,975
Kevin T. Kelly                     0              0                  0/10,000                   0/6,850

   Employee Stock Ownership Plan

         On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, a newly formed employee stock ownership trust purchased all of the outstanding common stock of Ferrell. The purpose of the ESOP is to provide employees of the General Partner an opportunity for ownership in Ferrell and indirectly in the Partnership. Ferrell is expected to make future contributions to the ESOP which will cause a portion of the shares of Ferrell owned by the ESOP to be allocated to employees' accounts over time.

   Incentive Compensation Plan

         On July 17, 1998, a nonqualified stock option plan was establish by Ferrell to allow upper middle and senior level managers of the General Partner to participate in the equity growth of Ferrell and, indirectly in the equity growth of the Partnership. The shares underlying the stock options are common shares of Ferrell. No options under this plan had been granted as of July 31, 1998.

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

     Historically, the annual contribution to the Profit Sharing Plan has been 1% to 7% of each participant's annual wage or salary. With the establishment of the ESOP in July 1998, the Company decided to suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The Profit Sharing Plan also has a cash-or-deferred, or 401(k), feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the Profit Sharing Plan.

   Supplemental Savings Plan

     The Ferrell Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that would have been provided to members of the select group of employees under the terms of the 401(k) feature of the Profit Sharing Plan based on such members' deferral elections thereunder, but which could not be provided under the 401(k) feature of the Profit Sharing Plan due to the application of certain IRS rules and regulations.

   Employment Agreements

     On July 17, 1998, Mr. James E. Ferrell, as Chairman of the Board of the General Partner, entered into a five year employment agreement with automatic one year renewals. He will receive an annual salary of $120,000 and a bonus based on the annual increase in the equity value of Ferrell. In addition to his compensation, Mr. Ferrell participates in the Company's various employee benefit plans, with the exception of the employee stock ownership plan and the nonqualified stock option plan of Ferrell.

     Also on July 17, 1998, Mr. Danley K. Sheldon, Chief Executive Officer of the General Partner, entered into an eight year employment agreement, with automatic one year renewals. He will receive an annual salary of $340,000 and an annual bonus based on the earnings of the Partnership.

     Pursuant to the terms of both employment agreements, in the event of either a termination without cause or resignation for cause, Mr. Ferrell and Mr. Sheldon are entitled to a cash amount equal to three times the greater of 125% of their current base salary or the average compensation paid for the prior three fiscal years. If a change of control of Ferrell or the General Partner occurs, Mr. Ferrell and Mr. Sheldon will receive a cash termination benefit equal to three times the greater of 125% of their current base salary or the average three year compensation paid.

     Mr. Ferrell's agreement contains a non-compete provision for the period of time equal to the greater of five years or the time in which certain outstanding debt of Ferrell is paid in full. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to the business of the Company.

     Mr. Sheldon's agreement also contains a non-compete provision for a period of two years following his termination of employment. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to the business of the Company.

   Compensation of Directors

     The General Partner does not pay any additional remuneration to its employees for serving as directors. Directors who are not employees of the General Partner receive a fee per meeting of $500, plus reimbursement for out-of-pocket expenses.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of July 31, 1998, regarding the beneficial ownership of the Common and Subordinated Units of the MLP by certain beneficial owners, all directors and named executive officers of the General Partner and the Partnership, each of the named executive officers, and all directors and executive officers of the General Partner as a group. The General Partner knows of no other person beneficially owning more than 5% of the Common Units.

Ferrellgas Partners, L.P.



Title of Class            Name and Address of Beneficial         Units       (1)  Percentage of
                          Owner                               Beneficially            Class
                                                                 Owned
------------------------  ---------------------------------------------------    ----------------
Common Units              ESOT                                     1,210,162 (2)             8.2
                          Goldman, Sachs & Co.                     1,635,717 (3)            11.1
                          The Goldman Sachs Group                  1,635,717 (3)            11.1
                          Danley K. Sheldon                            1,000                   *
                          Patrick J. Chesterman                          200                   *
                          James M. Hake                                  400                   *
                          Kenneth G. Atchley                           2,000                   *
                          Elizabeth T. Solberg                           200                   *
                          A. Andrew Levison                           15,000                   *
                                                                                               *
                          All Directors and Officers as a             18,800                   *
                          Group


Subordinated Units        ESOT                                    16,593,721 (2)           100.0
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

     (2) The  address  for LaSalle  National  Bank,  the trustee for the Ferrell
Companies, Inc. Employee Stock Ownership Trust ("ESOT") is 125 S. LaSalle Street, 17th Floor, Chicago, Illinois, 60603

     Includes 1,210,162 Common Units and 16,593,721 Subordinated Units owned by Ferrell which is 100% owned by the ESOT.

     (3) The address for both Goldman Sachs Group, L.P. and Goldman, Sachs & Co. is 85 Broad Street, New York, New York, 10004.

     Goldman, Sachs & Co., a broker/dealer, and its parent Goldman Sachs Group, L.P. are deemed to have shared voting power and shared dispositive power over 1,635,717 Common Units owned by their customers.


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

     Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 1998 all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Set forth below is a discussion of certain relationships and related transactions among affiliates of the Partnership.

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $129,808,000 and $128,033,000 for the years ended July 31, 1998 and 1997, respectively, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner. The conveyance of the net assets of the Company to the Partnership is described in Note A of the Ferrellgas Partners, L.P. notes to the consolidated financial statements.

     Ferrell, the parent of the General Partner, and its other wholly-owned subsidiaries engage in various investment activities including, but not limited to, commodity investments and the trading thereof. The Partnership from time to time acts as an agent on behalf of Ferrell to purchase and market natural gas liquids and enter into certain trading activities. The Partnership charges all direct and indirect expenses incurred in performing this agent role to Ferrell. During the years ended July 31, 1998 and 1997, the Partnership, as Ferrell's agent, performed the following services: a) purchased 1,089,929 barrels of propane during 1997 b) marketed and sold 469,820 and 619,929 barrels, in 1998 and 1997, respectively, and c) entered into certain hedging arrangements during 1997. The Partnership charged Ferrell $66,467 and $73,078, in 1998 and 1997, respectively, for its direct and indirect expenses. Of the 469,820 barrels of propane sold in fiscal year 1998, all of these barrels were sold to and used by the Partnership at the applicable market prices (an aggregate of $7,405,200). Of the 619,929 barrels of propane sold in fiscal year 1997, 534,929 barrels were sold to and used by the Partnership at the applicable market prices (an aggregate of $13,128,765). In addition, during fiscal 1998, the Partnership sold to Ferrell certain physical and derivative crude oil commodity contracts totaling 4,120,000 aggregate barrels at a price of $2,548,927. The Partnership believes these transactions were under terms that were no less favorable to the Partnership than those arranged with other parties.

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

     (b) Reports on Form 8-K.

The Partnership filed one Form 8-K during the quarter ended July 31, 1998.

          Form 8-K dated July 31, 1998, reporting that on July 17, 1998, the Ferrell Companies, Inc. Employee Stock Ownership Trust acquired all of the outstanding capital stock of Ferrell Companies, Inc., a Kansas corporation, from trusts affiliated with Mr. James E. Ferrell. The ESOT purchased the stock of Ferrell using funds provided primarily by a private placement of $160,000,000 of debt and $40,000,000 of seller financed notes. By acquiring such stock, the ESOT became the beneficial owner through Ferrell of all of the outstanding capital stock of Ferrellgas, Inc., a Delaware corporation that is the general partner of both Ferrellgas Partners, L.P. and the Partnership's operating subsidiary, Ferrellgas, L.P. The ESOT's indirect control of the General Partner gives the ESOT control of the Partnership and the Operating Partnership.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FERRELLGAS PARTNERS, L.P.

                                     By Ferrellgas, Inc. (General Partner)



                                     By     /s/ Danley K. Sheldon
                                           Danley K. Sheldon
                                           President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


   Signature                                   Title                                   Date



   /s/  Danley K. Sheldon               President, Chief Executive Officer            10/29/98
  Danley K. Sheldon                     and Director (Principal Executive
                                        Officer)



/s/  James E. Ferrell                   Chairman of the Board                         10/29/98
  James E. Ferrell



/s/ A. Andrew  Levison                  Director                                      10/29/98
  A. Andrew Levison



/s/ Elizabeth T. Solberg                Director                                      10/29/98
  Elizabeth T. Solberg



/s/ Kevin T. Kelly                       Vice President and Chief                      10/29/98
  Kevin T. Kelly                         Financial Officer (Principal
                                         Financial and Accounting Officer)


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FERRELLGAS PARTNERS FINANCE CORP.



                                            By     /s/ Danley K. Sheldon
                                                   Danley K. Sheldon
                                                   Chairman and Chief Executive
                                                   Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


                  Signature                                   Title                                   Date



   /s/ Danley K. Sheldon                             Chairman of the Board,                        10/29/98
  Danley K. Sheldon                                  Chief Executive Officer and
                                                     Sole Director (Principal
                                                     Executive Officer)






/s/ Kevin T. Kelly                                   Chief Financial Officer                       10/29/98
  Kevin T. Kelly                                     (Principal Financial and
                                                     Accounting Officer)


                                INDEX TO EXHIBITS

         The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K which are not listed are not applicable.

               Exhibit
                Number    Description


    (1)      2.1         Agreement for Purchase and Sale of Stock dated March
                         23, 1996, between Superior
                         Propane, Inc. and Ferrellgas, Inc.


    (3)      3.1         Agreement of Limited Partnership of Ferrellgas
                         Partners, L.P.

    (4)      3.2         Articles of Incorporation for Ferrellgas Partners
                         Finance Corp.

    (5)      3.3         Bylaws of Ferrellgas Partners Finance Corp.

    (6)      4.1         Indenture dated as of July 5, 1994, among Ferrellgas,
                         L.P., Ferrellgas Finance Corp.
                         and Norwest Bank Minnesota, National Association, as
                         Trustee, relating to $200,000,000
                         10% Series A Fixed Rate Senior Notes due 2001 and
                         $50,000,000 Series B Floating Rate
                         Senior Notes due 2001.

    (7)      4.2         Indenture dated as of April 26, 1996, among Ferrellgas
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

             4.4 Ferrellgas, L.P., Note Purchase Agreement Dated as of July 1, 1998 Re: $109,000,000 6.99% Senior Notes,
                         Series A, due August 1, 2005  $37,000,000  7.08% Senior
                         Notes,  Series B, due August 1, 2006 $52,000,000  7.12%
                         Senior Notes, Series C, due August 1, 2008 $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010 $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013

    (9)      10.1        Agreement dated as of April 1, 1994, between BP
                         Exploration & Oil, Inc. and Ferrellgas,
                         L.P. dba Ferrell North America

    (10)#    10.2        Ferrell Companies, Inc. Supplemental Savings Plan.

    (11)#    10.3        Ferrellgas, Inc. Unit Option Plan.

    (12)     10.4        Contribution,Conveyance and Assumption Agreement dated
                         as of November 1, 1994, among
                         the Partnership, the Operating Partnership and Ferrellgas, Inc.

    (13)     10.5        First Amendment to Contribution, Conveyance and
                         Assumption Agreement between
                         Ferrellgas, the Partnership and the Operating
                         Partnership.

    (14)     10.6        Second Amendment to Contribution, Conveyance and
                         Assumption Agreement between
                         Ferrellgas, the Partnership and the Operating
                         Partnership.

    (15)     10.7        Purchase  Agreement  dated as of April 23,  1996,
                         between  Ferrellgas  Partners,  L.P.,
                         Ferrellgas  Partners  Finance Corp.,  Ferrellgas,
                         Inc.,  Ferrellgas,  L.P.,  Donaldson,
                         Lufkin & Jenrette Securities Corporation and Goldman,
                         Sachs & Co.

    (16)     10.8        Amended and Restated Agreement of Limited Partnership
                         of Ferrellgas, L.P. dated as of
                         April 23, 1996.

    (17)     10.9        Pledge and  Security  Agreement  dated as of April
                         26, 1996, among Ferrellgas Partners,  L.P., Ferrellgas,
                         Inc.,  and  American  Bank  National  Association,   as
                         collateral agent.

    (18)     10.10      First Amended and Restated Credit Agreement dated as of
                         July 31, 1996, among Ferrellgas,
                         L.P., Stratton Insurance Company, Inc., Ferrellgas, Inc., Bank of America National
                         Trust and Savings Association, as agent, and the other financial institutions party thereto.

             10.11 Second Amended and Restated Credit Agreement dated as of July 2, 1998, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as administrative agent, and the other financial institutions party thereto.

             10.12#      Ferrell Companies, Inc. 1998 Incentive Compensation
                         Plan

             10.13# Employment agreement between James E. Ferrell and Ferrellgas, Inc. dated July 31, 1998

             10.14# Employment agreement between Danley K. Sheldon and Ferrellgas, Inc. dated July 31, 1998

             21.1        List of subsidiaries.

             23.1        Consent of Deloitte & Touche, LLP Certified Public
                         Accountants.

             27.1        Financial Data Schedule - Ferrellgas Partners, L.P.
                         (filed in electronic format only).

             27.2 Financial Data Schedule - Ferrellgas Partners Finance Corp. (filed in electronic format only)


     #          Management contracts or compensatory plans.




        (1) Incorporated by reference to the same numbered Exhibit to Registrant's Current Report on Form 8-K filed on May 6, 1996.


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

        (4) Incorporated by reference to Exhibit same numbered Exhibit to Registrant's Quarterly Report on Form 10-Q filed on June 13, 1997.

        (5) Incorporated by reference to Exhibit same numbered Exhibit to Registrant's Quarterly Report on Form 10-Q filed on June 13, 1997.

        (6) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed
                August 15, 1994.

        (7) Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

        (8) Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on May 6, 1996.
                                      E-2

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

       (13) Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed on October 20, 1994.

       (14) Incorporated by reference to the Exhibit 10.11 to Registrant's Annual Report onForm 10-K filed on October 17, 1995.

       (15) Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

       (16) Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on June 12, 1996.

       (17) Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

       (18) Incorporated by reference to the Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed on October 18, 1996.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page

Ferrellgas Partners, L.P. and Subsidiaries
         Independent Auditors' Report..........................................................................F-2
         Consolidated Balance Sheets - July 31, 1998 and 1997..................................................F-3
         Consolidated Statements of Earnings - Years ended July 31, 1998, 1997 and 1996........................F-4
         Consolidated Statements of Partners' Capital - Years ended
              July 31, 1998, 1997 and 1996.....................................................................F-5
         Consolidated Statements of Cash Flows - Year ended July 31, 1998, 1997 and 1996.......................F-6
         Notes to Consolidated Financial Statements............................................................F-7


Ferrellgas Partners Finance Corp.
         Independent Auditors' Report.........................................................................F-19
         Balance Sheets - July 31, 1998 and 1997..............................................................F-20
         Statements of Earnings - Year ended July 31, 1998, 1997 and
              From the Date of inception to July 31, 1996.....................................................F-21
         Statements of Stockholder's Equity - Year ended July 31, 1998, 1997 and
              From the Date of Inception to July 31, 1996.....................................................F-22
         Statements of Cash Flows - Year ended July 31, 1998, 1997 and
              From the Date of Inception to July 31,1996......................................................F-23
         Notes to Financial Statements........................................................................F-24



                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of earnings, partners' capital and cash flows for the years ended July 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended July 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 24, 1998

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                    July 31,             July 31,
ASSETS                                                                1998                 1997
----------------------------------------------------------       ----------------    -----------------

Current Assets:
  Cash and cash equivalents                                             $ 16,961             $ 14,788
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $1,381 and
    $1,234 in 1998 and 1997, respectively)                                50,097               61,835
  Inventories                                                             34,727               43,112
  Prepaid expenses and other current assets                                8,706                8,906
                                                                 ----------------    -----------------
    Total Current Assets                                                 110,491              128,641

Property, plant and equipment, net                                       395,855              405,736
Intangible assets, net                                                   105,655              112,058
Other assets, net                                                          9,222               10,641
                                                                 ----------------    -----------------
    Total Assets                                                        $621,223             $657,076
                                                                 ================    =================



LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------
Current Liabilities:
  Accounts payable                                                     $  48,017            $  39,322
  Other current liabilities                                               41,767               49,422
  Short-term borrowings                                                   21,150               21,786
                                                                 ----------------    -----------------
    Total Current Liabilities                                            110,934              110,530

Long-term debt                                                           507,222              487,334
Other liabilities                                                         12,640               12,354
Contingencies and commitments
Minority interest                                                          1,510                2,075

Partners' Capital:
  Common unitholders (14,699,678 and 14,612,580 units
    outstanding in 1998 and 1997, respectively)                           27,985               52,863
  Subordinated unitholders (16,593,721 units outstanding
    in 1998 and 1997, respectively)                                       19,908                50,337
  General partner                                                        (58,976)             (58,417)
                                                                 ----------------    -----------------
    Total Partners' Capital                                              (11,083)              44,783
                                                                 ----------------    -----------------
    Total Liabilities and Partners' Capital                             $621,223             $657,076
                                                                 ================    =================

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)



                                                                    For the year ended July 31,
                                                     -------------------------------------------------------
                                                           1998               1997               1996
                                                     -----------------  -----------------  -----------------

Revenues:
  Gas liquids and related product sales                      $622,423           $759,941           $612,593
  Other                                                        44,930             44,357             41,047
                                                     -----------------  -----------------  -----------------
    Total revenues                                            667,353            804,298            653,640

Cost of product sold (exclusive of
  depreciation, shown separately below)                       342,600            470,128            356,314
                                                     -----------------  -----------------  -----------------

Gross profit                                                  324,753            334,170            297,326

Operating expense                                             199,010            198,298            179,462
Depreciation and amortization expense                          45,009             43,789             37,024
Employee stock ownership plan compensation charge                 350                  -                  -
General and administrative expense                             17,497             15,831             13,221
Vehicle and tank lease expense                                 10,127              7,433              5,113
                                                     -----------------  -----------------  -----------------

Operating income                                               52,760             68,819             62,506

Interest expense                                              (49,129)           (45,769)           (37,983)
Interest income                                                 1,695              2,002              1,666
Loss on disposal of assets                                       (174)            (1,439)            (1,586)
                                                     -----------------  -----------------  -----------------
Earnings before income taxes,
  minority interest and extraordinary loss                      5,152             23,613             24,603

Minority interest                                                 209                395                291
                                                     -----------------  -----------------  -----------------

Earnings before extraordinary loss                              4,943             23,218             24,312

Extraordinary loss on early extinguishment of debt,
   net of minority interest of $10                                  -                  -                965
                                                     -----------------  -----------------  -----------------

Net earnings                                                    4,943             23,218             23,347

General partner's interest in net earnings                         49                232                233
                                                     -----------------  -----------------  -----------------
Limited partners' interest in net earnings                    $ 4,894           $ 22,986           $ 23,114
                                                     =================  =================  =================

Earnings per limited partner unit:
Earnings before extraordinary loss                            $  0.16           $   0.74           $   0.77
Extraordinary loss                                                                                     0.03
                                                     -----------------  -----------------  -----------------
Net earnings                                                  $  0.16           $   0.74           $   0.74
                                                     =================  =================  =================

Earnings per limited partner unit-assuming dilution:
Earnings before extraordinary loss                            $  0.16           $   0.73           $   0.77
Extraordinary loss                                                                                     0.03
                                                     -----------------  -----------------  -----------------
Net earnings                                                  $  0.16           $   0.73           $   0.74
                                                     =================  =================  =================


                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)



                                         Number of units
                                  ------------------------------
                                                                                                 General    Total partners'
                                    Common       Subordinated       Common     Subordinated      partner       capital
                                    ------------  ----------------  ----------- ---------------- ------------ ---------------

August 1, 1995                          14,398.9          16,593.7    $84,489          $91,824    $ (57,676)       $118,637

  Assets contributed in
   connection with acquisitions               -                 -        284              325            6             615

  Common units issued in
     connection with acquisitions         213.7                 -      4,825                -           48           4,873

  Quarterly distributions                     -                 -    (29,047)         (33,188)        (628)        (62,863)

  Net earnings                                -                 -     10,773           12,341          233          23,347

                                    ------------  ----------------  ----------- ---------------- ------------ ---------------
July 31, 1996                          14,612.6          16,593.7     71,324           71,302      (58,017)         84,609

  Quarterly distributions                     -                 -    (29,224)         (33,188)        (632)        (63,044)

  Net earnings                                -                 -     10,763           12,223          232          23,218

                                    ------------  ----------------  ----------- ---------------- ------------ ---------------
July 31, 1997                          14,612.6          16,593.7     52,863           50,337      (58,417)         44,783

  Common units issued in
     connection with acquisitions          87.1                 -      2,000                -           20           2,020

   Contribution from general
     partner in connnection with
     ESOP compensation charge                 -                 -         23              320            4             347

  Quarterly distributions                     -                 -    (29,356)         (33,188)        (632)        (63,176)

  Net earnings                                -                 -      2,455            2,439           49           4,943

                                     ------------  ----------------  ----------- ---------------- ------------ ---------------
July 31, 1998                          14,699.7          16,593.7    $27,985          $19,908    $ (58,976)      $ (11,083)
                                     ============  ================  =========== ================ ============ ===============



















                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                          For the year ended July 31,
                                                              ----------------------------------------------------
                                                                   1998              1997              1996
                                                              ----------------  ----------------  ----------------

Cash Flows From Operating Activities:
 Net earnings                                                          $4,943           $23,218           $23,347
 Reconciliation of net earnings  to net
  cash from operating activities:
  Depreciation and amortization                                        45,009            43,789            37,024
  Employee stock ownership plan compensation charge                       350
  Minority interest                                                       209               395               291
  Extraordinary loss                                                        -                 -               965
  Other                                                                 5,236             6,056             4,478
  Changes in operating assets and liabilities net of
  effects from business acquisitions:
    Accounts and notes receivable                                       9,313             6,685            (3,988)
    Inventories                                                         8,052              (906)            7,612
    Prepaid expenses and other current assets                             200            (3,221)              765
    Accounts payable                                                    8,695            (9,078)          (10,576)
    Accrued interest expense                                             (157)           (1,171)            1,270
    Other current liabilities                                          (7,799)            9,368             3,649
    Other liabilities                                                     286               (48)              259
                                                              ----------------  ----------------  ----------------
      Net cash provided by operating activities                        74,337            75,087            65,096
                                                              ----------------  ----------------  ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                                 (9,839)          (36,114)           (8,116)
 Capital expenditures                                                 (20,629)          (16,192)          (13,011)
 Cash from acquired company                                                 -                 -             9,620
 Other                                                                  4,539             3,068            (1,587)
                                                              ----------------  ----------------  ----------------
      Net cash used in investing activities                           (25,929)          (49,238)          (13,094)
                                                              ----------------  ----------------  ----------------

Cash Flows From Financing Activities:
 Distributions                                                        (63,176)          (63,044)          (62,863)
 Additions to long-term debt                                           21,094            45,463           222,268
 Reductions of long-term debt                                          (2,759)           (2,640)         (234,082)
 Net additions (reductions) to short-term borrowings                     (636)           (3,734)            5,520
 Minority interest activity                                              (798)             (818)            1,002
 Other                                                                     40               (58)               46
                                                              ----------------  ----------------  ----------------
      Net cash used in financing activities                           (46,235)          (24,831)          (68,109)
                                                              ----------------  ----------------  ----------------

Increase (decrease) in cash and cash equivalents                        2,173             1,018           (16,107)
Cash and cash equivalents - beginning of period                        14,788            13,770            29,877
                                                              ----------------  ----------------  ----------------
Cash and cash equivalents - end of period                             $16,961           $14,788           $13,770
                                                              ----------------  ----------------  ----------------

Cash paid for interest                                                $46,546           $44,516           $34,994
                                                              ================  ================  ================

                 See notes to consolidated financial statements

                            FERRELLGAS PARTNERS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Partnership Organization and Formation

    Ferrellgas Partners, L.P. (the "MLP") was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership" or "OLP"). The MLP and the OLP are both Delaware limited partnerships, and are collectively referred to as the Partnership. Ferrellgas Partners, L.P. was formed to acquire and hold a limited partner interest in the Operating Partnership. The Operating Partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company" or "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell"). Ferrell has a 56% limited partnership interest in Ferrellgas Partners, L.P. The Company has retained a 1% general partner interest in Ferrellgas Partners, L.P. and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

    On July 17, 1998, 100% of the outstanding common stock of Ferrell was purchased primarily from Mr. James E. Ferrell and his family by a newly established leveraged employee stock ownership trust established pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan ("ESOP"). The purpose of the ESOP is to provide employees of the Company an opportunity for ownership in Ferrell and indirectly in the Partnership. As contributions are made by Ferrell to the ESOP in the future, shares of Ferrell will be allocated to employees' ESOP accounts.


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

    (6) Property, plant and equipment and intangible assets: Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to thirty years. Intangible assets, consisting primarily of customer location values and goodwill, are stated at cost, net of amortization calculated using the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization of intangible assets totaled $123,531,000 and $109,211,000 as of July 31, 1998 and 1997,
    respectively. The Partnership, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable and has concluded no financial statement adjustment is required.

    (7) Accounting for derivative commodity contracts: The Partnership enters into commodity forward and futures purchase/sale agreements and commodity options involving propane and related products which are used both for trading and overall risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for using the fair value method. Under the fair value method, derivatives are carried on the balance sheet at fair value with changes in that value recognized in earnings. The Partnership classifies all earnings from derivative commodity contracts as other revenue on the statement of earnings.

     (8) Revenue Recognition: Sales are generally recognized by the Partnership when product is delivered or shipped to its customers.

    (9) Income taxes: The Partnership is a limited partnership. As a result, the Partnership's earnings or loss for Federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

    (10) Net earnings per limited partner unit: Net earnings (loss) per limited partner unit is computed by dividing net earnings, after deducting the General Partner's 1% interest, by the weighted average number of outstanding Common Units, Subordinated Units and the dilutive effect (if any) of
    Subordinated Unit options in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". The only effect of the application of SFAS No. 128 on the earnings per share was a decrease of $0.01 per unit in fiscal year 1997 to net earnings per limited partner unit. This decrease was due to including the effect of assuming the conversion of 143,000 Unit Options in the denominator of the dilutive per-unit computation.

     (11) Unit-based compensation: The Partnership accounts for its Unit Option Plan under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and makes the pro forma information disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     (12) Adoption of new accounting standards: The Financial Standards Accounting Board recently issued the following new accounting standards: SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS Nos. 130, 131 and 132 are required to be adopted by the Partnership for the fiscal year ended July 31, 1999. The adoption of SFAS Nos. 130 and 132 are not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership is currently assessing the impact of SFAS No. 131 on disclosure requirements for the next year. SFAS No. 133 is required to be adopted by the Partnership for the fiscal year ended July 31, 2000. The Partnership is currently assessing its impact on the Partnership's financial position and results of operations.


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


D.  Supplemental Balance Sheet Information

    Inventories consist of:

        (in thousands)                                                                    1998             1997
                                                                                      --------------   --------------
        Liquefied propane gas and related products                                          $26,316          $35,351
        Appliances, parts and supplies                                                        8,411            7,761
                                                                                      --------------   --------------
                                                                                            $34,727          $43,112
                                                                                      ==============   ==============

        In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of July 31, 1998, in addition to the inventory on hand, the Partnership had committed to take delivery of approximately 20,812,000 gallons at a fixed price for its estimated future retail propane sales.


    Property, plant and equipment consist of:

        (in thousands)                                                                     1998            1997
                                                                                       -------------   --------------
        Land and improvements                                                               $30,368          $29,849
        Buildings and improvements                                                           40,557           39,907
        Vehicles                                                                             50,810           54,879
        Furniture and fixtures                                                               22,397           23,985
        Bulk equipment and district facilities                                               66,150           59,876
        Tanks and customer equipment                                                        404,532          402,608
        Other                                                                                 5,969            3,870
                                                                                       -------------   --------------
                                                                                            620,783          614,974
        Less:  accumulated depreciation                                                     224,928          209,238
                                                                                       -------------   --------------
                                                                                           $395,855         $405,736
                                                                                      ==============    =============

        Depreciation expense totaled $30,034,000,  $29,960,000, and $25,101,000, for the years ended July 31, 1998, 1997, and 1996, respectively.


    Other current liabilities consist of:

        (in thousands)                                                                     1998             1997
                                                                                       --------------   -------------
        Accrued insurance                                                                     $4,563          $7,327
        Accrued interest                                                                      12,914          13,071
        Accrued payroll                                                                        8,635           8,161
        Other                                                                                 15,655          20,863
                                                                                       --------------   -------------
                                                                                             $41,767         $49,422
                                                                                       ==============   =============





E.   Long-Term Debt

     Long-term debt consists of:

      (in thousands)                                                                     1998             1997
                                                                                     -------------     ------------
      Senior Notes
        Fixed rate, 10%, due 2001 (1)                                                    $200,000         $200,000
        Fixed rate, 9.375%, due 2006 (2)                                                  160,000          160,000

      Credit Agreement
        Term loan, 8.5% and 6.25%, due 2001 (3)                                            50,000           50,000
        Revolving credit loans, 8.5% and 6.25%, due 1999 (3)                               85,850           64,614

      Notes payable, 6.7% and 6.4% weighted average interest rates,
        respectively, due 1998 to 2007 (4)                                                 13,558           14,567
                                                                                     -------------     ------------
                                                                                          509,408          489,181
      Less:  current portion                                                                2,186            1,847
                                                                                     -------------     ------------
                                                                                         $507,222         $487,334
                                                                                     =============     ============


      (1) The OLP fixed rate Senior Notes, issued in June 1994, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The Senior Notes were redeemed at the option of the OLP on August 5, 1998 with a 5% premium payable concurrent with the issuance of $350,000,000 of new unsecured OLP Senior Notes ("New Senior Notes").

     (2) The MLP fixed rate Senior Secured Notes, issued in April 1996, will be redeemable at the option of the MLP, in whole or in part, at any time on or after June 15, 2001. The notes are secured by the MLP's partnership interest in the OLP. The Senior Secured Notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Due to a change of control in the ownership of the General Partner on July 17, 1998 as a result of the ESOP transaction described in Note A, the MLP was required, pursuant to the MLP fixed rate Senior Secured Note Indenture, to offer to purchase the outstanding MLP fixed rate Senior Secured Notes at a price of 101% of the principal amount thereof plus accrued and unpaid interest. The offer to purchase was made on July 27, 1998 and expired August 26, 1998. Upon the expiration of the offer, the MLP accepted for purchase $65,000 of the notes which were all of the notes tendered pursuant to the offer. The MLP assigned its right to purchase the notes to a third party.

     (3) At July 31, 1998, the unsecured $255,000,000 Credit Facility (the "Credit Facility") consisted of a $50,000,000 term loan facility, a $185,000,000 revolving credit facility for general corporate, working capital and acquisition purposes (of which $50,000,000 is available to support letters of credit) and a $20,000,000 revolving working capital facility, which is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. On August 4, 1998, outstanding borrowings under the OLP Credit Facility were refinanced with the issuance of New Senior Notes and the refinancing with existing lenders of the existing OLP Credit Facility with a new $145,000,000 revolving credit facility ("New Credit Facility"). All borrowings under the Credit Facility bear interest at either LIBOR plus an applicable margin varying from 0.425% to 1.375% or the bank's base rate, depending on the nature of the borrowing. The bank's base rate at July 31, 1998 and 1997 was 8.5% on both dates. To offset the variable rate characteristic of the Credit Facility and the New Credit Facility, the OLP entered into interest rate collar agreements, expiring between October 1998 and December 2001, with two major banks limiting the floating rate portion of LIBOR-based loan interest rates on a notional amount of $100,000,000 to between 4.9% and 6.5%.

     (4)  The  notes  payable  are  secured  by  approximately   $3,729,000  and
$4,542,000 of property and equipment at July 31, 1998 and 1997, respectively.

     On July 1, 1998, the OLP entered into an agreement for the issuance of $350 million of privately placed fixed rate senior notes ("New Senior Notes") funded August 4, 1998 in five series with maturities ranging from year 2005 through 2013. The proceeds of the offering were used to redeem the OLP fixed rate Senior Notes issued in June 1994, and to repay outstanding indebtedness under the Credit Facility.

     The OLP also entered into an agreement on July 2, 1998 with the lenders under the existing Credit Facility for a New Credit Facility effective August 4, 1998. The New Credit Facility provides for (i) a $40,000,000 unsecured working capital facility subject to an annual reduction in borrowings to zero for thirty consecutive days, (ii) a $50,000,000 unsecured working capital and general corporate facility, including a letter of credit facility, and (iii) a $55,000,000 unsecured general corporate and acquisition facility. The New Credit Facility matures July 2, 2001.

     At July 31, 1998 and 1997,  $21,150,000 and $21,786,000,  respectively,  of short-term borrowings were outstanding under the revolving line of credit and letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $29,056,000 and $24,102,000, respectively.

     The Senior Secured Notes, the Senior Notes and the Credit Facility Agreement contain various restrictive covenants applicable to the MLP and OLP and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Partnership fails to meet certain coverage tests. The Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Secured Note Indenture, the Senior Note Indenture and Credit Facility agreement. The New Senior Notes and the New Credit Facility agreements have similar restrictive covenants to the Senior Note Indenture and Credit Facility agreement that were replaced.

     Taking into account the effects of the New Senior Notes and New Credit Facility, the annual principal payments on long-term debt for each of the next five fiscal years are $2,186,000 in 1999, $2,269,000 in 2000,
     $3,145,000 in 2001, $1,037,000 in 2002, and $1,114,000 in 2003.

     During fiscal year 1996, the Partnership recognized an extraordinary loss from the write-off of unamortized financing costs of approximately $965,000, net of minority interest of $10,000, resulting from the early extinguishment of $50,000,000 of its floating rate senior notes.

F.   Partners' Capital

     Partners' capital consists of 14,699,678 Common Units representing a 46% limited partner interest, 16,593,721 Subordinated Units representing a 53% limited partner interest, and a 1% General Partner interest.

     The Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement") contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     On August 1, 1999, the Subordination Period will end and the Subordinated Units will convert to Common Units, provided that certain remaining financial tests, which are related to making the Minimum Quarterly Distribution on all Units, are satisfied for each of the three consecutive four quarter periods ending on July 31, 1999. During the Subordination Period, the Partnership may issue up to 7,000,000 Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units, and an unlimited number of partnership interests junior to the Common Units without a Unitholder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with acquisitions if certain cash flow criteria are met. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of additional general and limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner without the approval of any Unitholders.

     The Partnership maintains a shelf registration statement for Common Units representing limited partner interests in the Partnership. The Common Units may be issued from time to time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions.


G.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $129,808,000, $128,033,000 and $109,637,000 for the years ended July 31, 1998, 1997 and
     1996, respectively, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs.

     Prior to the ESOP transaction completed on July 17, 1998, Ferrell, the parent of the General Partner and its other wholly-owned subsidiaries, engaged in various investment activities including, but not limited to, commodity investments and the trading thereof. The Partnership from time to time acted as an agent on behalf of Ferrell to purchase and market natural gas liquids and enter into certain trading activities. The Partnership charged all direct and indirect expenses incurred in performing this agent role to Ferrell. During the years ended July 31, 1998 and 1997, the Partnership, as Ferrell's agent, performed the following services: a) purchased 1,089,929 barrels of propane during 1997 b) marketed and sold 469,820 and 619,929 barrels, in 1998 and 1997, respectively, and c) entered into certain hedging arrangements during 1997. The Partnership charged Ferrell $66,467 and $73,078, in 1998 and 1997, respectively, for its direct and indirect expenses. Of the 469,820 barrels of propane sold in fiscal year 1998, all of these barrels were sold to and used by the Partnership at the applicable market prices (an aggregate of $7,405,200). Of the 619,929 barrels of propane sold in fiscal year 1997, 534,929 barrels were sold to and used by the Partnership at the applicable market prices (an aggregate of $13,128,765). In addition, during fiscal 1998, the Partnership sold to Ferrell certain physical and derivative crude oil commodity contracts totaling 4,120,000 aggregate barrels at a price of $2,548,927. Management believes these transactions were under terms that were no less favorable to the Partnership than those arranged with other parties. Subsequent to the close of the ESOP transaction, Ferrell divested of its wholly owned subsidiaries that were engaged in these commodity and trading activities.

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

     Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2017. Rental expense under these leases totaled $17,095,000, $13,169,000, and $12,054,000, for the years ended July 31,
     1998, 1997 and 1996, respectively. Future minimum lease commitments for such leases are $14,949,000 in 1999, $13,128,000 in 2000, $10,940,000 in
     2001, $7,749,000 in 2002, $3,014,000 in 2003 and $533,000 thereafter.


I.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     On July 17, 1998, Ferrell formed an Employee Stock Ownership Plan ("ESOP"). Ferrell is expected to make future contributions to the Ferrell Companies, Inc. Employee Stock Ownership Trust ("ESOT") which will cause a portion of the shares of Ferrell owned by the ESOT to be allocated to employees' accounts over time. The allocation of Ferrell shares to employee accounts will cause a non-cash compensation charge to be incurred by Ferrell, equivalent to the fair value of such shares allocated. The Partnership is not obligated to fund or make contributions to the ESOT. Nevertheless, due to the benefit received by the Company's employees from participating in the ESOP, the non-cash compensation charge is also recorded by the Partnership. The non-cash compensation charge recorded by the Partnership for fiscal year 1998 was $350,000.

     The General Partner and its parent Ferrell have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions were made to the plan at the discretion of Ferrell's Board of Directors. With the establishment of the ESOP in July 1998, the Company decided to suspend future contributions to the profit sharing plan beginning with fiscal year 1998. The profit sharing plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. These matching contributions are not affected by the establishment of the ESOP. Contributions for the years ended July 31, 1997 and 1996, respectively, were $3,000,000 and $1,160,000 under the profit sharing provision and for the years ended July 31, 1998, 1997 and 1996, respectively, were $1,693,000, $1,542,000 and $1,388,000 under the 401(k)
     provision.


J.   Unit Options

     The Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan") currently authorizes the issuance of options (the "Unit Options") covering up to 850,000 of the MLP's Subordinated Units to certain officers and employees of the General Partner. The Unit Options are exercisable beginning after July 31, 1999, assuming the Subordination Period has elapsed at exercise prices ranging from $16.80 to $21.67 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of the grant. The options vest immediately or over a one to five year period, and expire on the tenth anniversary of the date of the grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, outstanding Subordinated Unit Options granted will convert to the MLP's Common Unit Options.

     The Partnership accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the Unit Option Plan. Had compensation cost for the Unit Option Plan been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Partnership's net income and earnings per share would have been reduced by approximately $40,000, $29,000, and $7,000, or less than $0.01 per unit for the 1998, 1997 and 1996 fiscal years, respectively. The fair value of the options granted during the 1998, 1997 and 1996 fiscal years was determined using a binomial option valuation model with the following assumptions: a) distribution amount of $0.50 per unit per quarter for 1998, 1997 and 1996,
     b) average Common Unit price volatility of 16.2%, 16.9% and 16.9% was used as an estimate of Subordinated Unit volatility for 1998, 1997 and 1996, respectively, c) the risk-free interest rate used was 5.7%, 5.9% and 5.9%, for 1998, 1997 and 1996, respectively and d) the expected life of the option is 5 years for 1998, 1997 and 1996.

                                                                    Number      Weighted Average       Weighted
                                                                      of         Exercise Price      Average Fair
                                                                     Units                              Value
                                                                  ------------ -------------------- ---------------
                                                                  ------------ -------------------- ---------------
         Outstanding, July 31, 1995                                 701,500          $16.98
         Granted                                                    99,750            19.96             $0.34
         Forfeited                                                 (132,825)          17.21
                                                                  ------------- -------------------- ---------------
         Outstanding, July 31, 1996                                 668,425           17.38
         Granted                                                    216,500           20.23              0.52
         Forfeited                                                 (157,325)          18.02
                                                                  ------------ -------------------- ---------------
         Outstanding, July 31, 1997                                 727,600           18.09
         Granted                                                    118,500           19.47              0.47
         Forfeited                                                 (64,100)           19.16
                                                                  ------------ -------------------- ---------------
         Outstanding, July 31, 1998                                 782,000
                                                                  ------------ -------------------- ---------------
         Options exercisable, July 31, 1998                            0
                                                                  ------------ -------------------- ---------------

                                                                        Options Outstanding at July 31, 1998
                                                                  -------------------------------------------------
         Range of option prices at end of year                                     $16.80-$21.67
         Weighted average remaining contractual life                                 7.8 years


     K. Disclosures About Off Balance Sheet Risk and Fair Value of Financial Instruments

     The carrying amount of current financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of the Partnership's long-term debt was $524,612,000 and $507,134,000 as of July 31, 1998 and 1997, respectively. The fair value is estimated based on quoted market prices.

     Interest Rate Collar Agreements. The Partnership has entered into various interest rate collar agreements involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At July 31, 1998 and 1997, the total notional principal amount of these agreements was $100,000,000 and $125,000,000, respectively, and the fair value of these agreements was immaterial to the financial position or results of operations of the Partnership. The counterparties to these agreements are large financial institutions. The interest rate collar agreements subject the Partnership to financial risk that will vary during the life of these agreements in relation to market interest rates. The mark to market adjustment applicable to the portion of the notional amount in excess of variable rate indebtedness at July 31, 1998 was not material to the financial position or the results of operations of the Partnership.

     Option Commodity Contracts. The Partnership is a party to certain option contracts, involving various liquefied petroleum products, for overall risk management purposes in connection with its supply and trading activities. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized below.

     Forward, Futures and Swaps Commodity Contracts. The Partnership is a party to certain forward, futures and swaps contracts for trading purposes. Net gains from trading activities were $7,464,000, $5,476,000, $7,323,000, for the years ended July 31, 1998, 1997, and 1996, respectively. Such contracts permit settlement by delivery of the commodity. Open contract positions are summarized below (assets are defined as purchases or long positions and liabilities are sales or short positions).

                                                   As of July 31
                                   (In thousands, except price per gallon data)

                    Derivative Commodity Instruments Held for                     Derivative Commodity
                           Purposes Other than Trading                            Instruments Held for
                                     (Options)                                      Trading Purposes
                                                                              (Forward, Futures and Swaps)
                    -------------------------------------------    ---------------------------------------------------
                            1998                    1997                     1998                        1997
                    --------------------    -------------------    -----------------------     -----------------------
                     Asset      Liab.        Asset     Liab.         Asset       Liab.           Asset       Liab.
                    --------- ----------    -------- ----------    ----------- -----------     ----------- -----------

   Volume
   (gallons)         3,927    (13,444)       14,406   (13,189)       568,949    (628,573)        165,739    (187,744)

   Price ((cent)/gal)   31      49-18         38-35     50-35         35-23       35-24            40-32       43-33

   Maturity          8/98-      8/98-          8/97-     9/97-       8/98-         8/98-            8/97-       8/97-
   Dates             12/98      2/99           3/98      2/98        12/99        12/99             3/98        7/98

   Contract
   Amounts ($)       8,295    (19,757)       10,193   (13,164)       181,541    (201,497)        64,859     (75,578)

   Fair Value ($)    7,901    (19,538)       10,244   (13,071)       186,696    (203,162)        62,925     (73,217)

   Unrealized
   gain (loss) ($)   (394)       219           51        93           5,155      (1,665)         (1,934)      2,361

    Risks related to these contracts arise from the possible inability of the counterparties to meet the terms of their contracts and changes in underlying product prices. The Partnership attempts to minimize market risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through application of its credit policies.


L.  Business Combinations

     During the year ended July 31, 1998, the Partnership made acquisitions of businesses valued at $12,670,000. This amount was funded by $9,839,000 cash payments, $2,000,000 in common units and noncash transactions totaling $831,000 in other consideration. All transactions have been accounted for similar to purchase accounting and, accordingly, the results of operations of all acquisitions have been included in the consolidated financial statements from their dates of contribution. The pro forma effect of these transactions was not material to the results of operations.

     During the year ended July 31, 1997, the Company made acquisitions of businesses valued at $40,200,000 (including working capital acquired of $1,420,000). This amount was funded by $36,114,000 cash payments and noncash transactions totaling $4,086,000 in other costs and consideration. All transactions have been accounted for similar to purchase accounting and, accordingly, the results of operations of all acquisitions have been included in the consolidated financial statements from their dates of contribution. The pro forma effect of these transactions was not material to the results of operations.

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

      (in thousands, except per unit amounts)
      (unaudited)                                              Pro Forma Year
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

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Partners Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.), as of July 31, 1998, and 1997, and the related statement of earnings, stockholder's equity and cash flows for the years ended July 31, 1998, 1997 and the period from inception (April 8, 1996) to July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended July 31, 1998, 1997 and the period from inception (April 8, 1996) to July 31, 1996 in conformity with generally accepted accounting principles.








DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 24, 1998

                       FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS



                                                                               July 31,             July 31,
      ASSETS                                                                     1998                 1997
      -----------------------------------------------------------------    -----------------    -----------------

      Cash                                                                           $1,000               $1,000
                                                                           -----------------    -----------------
      Total Assets                                                                   $1,000               $1,000
                                                                           =================    =================



      STOCKHOLDER'S EQUITY
      -----------------------------------------------------------------

      Common stock, $1.00 par value; 2,000 shares
      authorized; 1,000 shares issued and outstanding                                $1,000               $1,000

      Additional paid in capital                                                        548                  327

      Accumulated deficit                                                              (548)                (327)
                                                                           -----------------    -----------------
      Total Stockholder's Equity                                                      1,000                1,000
                                                                           -----------------    -----------------

      Total Liabilities and Stockholder's Equity                                     $1,000               $1,000
                                                                           =================    =================









                       See notes to financial statements

                       FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENTS OF EARNINGS




                                                        For the               For the                  From
                                                       year ended            year ended            inception to
                                                     July 31, 1998         July 31, 1997           July 31, 1996
                                                    -----------------     -----------------     --------------------

Revenues                                                       $  -                  $  -                     $  -

General and administrative expense                               221                   285                       42
                                                    -----------------     -----------------     --------------------
Net loss                                                       $(221)                $(285)                    $(42)
                                                    =================     =================     ====================

















                       See notes to financial statements
                                      F-21

                       FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY





                                                                                                       Total
                                           Common stock      Additional         Accumulated        stockholder's
                             -----------------------------
                                Shares        Dollars       paid in capital       deficit             equity
                             -------------  ------------  -------------------------------------  ------------------

   April 8, 1996                        0      $      0              $   0               $   0            $      0
                             -------------  ------------  -----------------   -----------------  ------------------


   Capital contribution             1,000         1,000                 42                   -               1,042

   Net loss                             -             -                  -                 (42)                (42)
                             -------------  ------------  -----------------   -----------------  ------------------
   July 31, 1996                    1,000         1,000                 42                 (42)              1,000

   Capital contribution                 -             -                285                   -                 285

   Net loss                             -             -                  -                (285)               (285)
                             -------------  ------------  -----------------   -----------------  ------------------
   July 31, 1997                    1,000         1,000                327                (327)              1,000

   Capital contribution                 -             -                221                   -                 221

   Net loss                             -             -                  -                (221)               (221)
                             -------------  ------------  -----------------   -----------------  ------------------
   July 31, 1998                    1,000        $1,000               $548               $(548)             $1,000
                             =============  ============  =================   =================  ==================





                       See notes to financial statements

                      FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS




                                                                 For the             For the                From
                                                                year ended          year ended          inception to

                                                              July 31, 1998       July 31, 1997        July 31, 1996
                                                             -----------------   -----------------    -----------------
Cash Flows From Operating Activities:
  Net loss                                                              $(221)              $(285)                $(42)
                                                             -----------------   -----------------    -----------------
      Cash used by operating activities                                  (221)               (285)                 (42)
                                                             -----------------   -----------------    -----------------


Cash Flows From Financing Activities:
  Capital contribution                                                    221                 285                1,042

  Net advance from affiliate                                                0                   0                    0

                                                             -----------------   -----------------    -----------------
      Cash provided by financing activities                               221                 285                1,042
                                                             -----------------   -----------------    -----------------

Increase (decrease) in cash                                                 0                   0                1,000
Cash - beginning of period                                              1,000               1,000                    0
                                                             -----------------   -----------------    -----------------
Cash - end of period                                                   $1,000              $1,000               $1,000
                                                             =================   =================    =================





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

        Due to the inability of the Company to utilize the deferred tax benefit of $232 associated with the current year net operating loss carryforward of $597, which expire at various dates through July 31, 2013, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the year ended July 31, 1998 or the period ended July 31, 1997 and there is no net deferred tax asset as of July 31, 1998 or July 31, 1997.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                                            Page
Ferrellgas Partners, L.P. and Subsidiaries

Independent Auditors' Report on Schedules....................................S-2

Schedule I        Parent  Company Only Balance  Sheets as
                  of July 31, 1998 and 1997,  and Statements
                  of Earnings and Cash Flows for the Years
                  ended July 31, 1998, 1997, and 1996........................S-3


Schedule II       Valuation and Qualifying Accounts for the
                  Years ended July 31, 1998, 1997 and 1996...................S-6

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P. (formerly Ferrellgas, Inc.), and subsidiaries as of July 31, 1998, and 1997, and for the years ended July 31, 1998, 1997, and 1996, and have issued our report thereon dated September 24, 1998. Our audit also included the financial statement schedules listed at Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information therein set forth.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 24, 1998

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                                 BALANCE SHEETS
                                 (in thousands)





 ASSETS                                                   July 31, 1998       July 31, 1997
----------------------------------------------------     -----------------   -----------------
 Cash and cash equivalents                                  $           1       $           1
 Investment in Ferrellgas, L.P.                                   148,013             203,360
 Other assets, net
                                                                    2,778               3,298
                                                         -----------------   -----------------
    Total Assets                                            $     150,792       $     206,659
                                                         =================   =================



LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------

Other current liabilities                                   $       1,875      $        1,876

Long term debt                                                    160,000             160,000

Partners' Capital
  Common unitholders                                               27,985              52,863
  Subordinated unitholders                                         19,908              50,337
  General partner                                                (58,976)            (58,417)
                                                         -----------------   -----------------
    Total Partners' Capital                                      (11,083)              44,783
                                                         -----------------   -----------------

    Total Liabilities and Partners' Capital                 $     150,792       $     206,659
                                                         =================   =================


                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                             STATEMENTS OF EARNINGS
                                 (in thousands)


                                                                           For the Year Ended
                                                        ---------------------------------------------------------
                                                         July 31, 1998       July 31, 1997        July 31, 1996
                                                        ----------------    -----------------    ----------------

Equity in earnings of Ferrellgas, L.P.                    $      20,462         $     38,673      $       27,508
Operating expense                                                     5                   27                   -
Interest expense                                                 15,514               15,428               4,161
                                                        ----------------    -----------------    ----------------
  Net earnings                                            $       4,943         $     23,218      $       23,347
                                                        ================    =================    ================

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             For the Year Ended
                                                                         -----------------------------------------------------------
                                                                          July 31, 1998        July 31, 1997        July 31, 1996
                                                                         -----------------    -----------------   ------------------
     Cash Flows From Operating Activities:
      Net earnings                                                        $         4,943       $        23,218    $     23,347
       Reconciliation of net earnings to
       net cash from operating activities:
         Amortization of capitalized financing costs                                  513                  511             161
         Equity in (earnings) loss of Ferrellgas, L.P.                            (20,671)             (39,068)        (27,508)
         Other current assets                                                           3                  879          (4,854)
         Distributions received from Ferrellgas, L.P.                              78,176               80,085          62,863
         Increase in other current liabilities                                        (1)              (2,980)           4,855
                                                                         -----------------    -----------------   ------------------
           Net cash provided by operating activities                               62,963               62,645          58,864
                                                                         -----------------    -----------------   ------------------

     Cash Flows From Financing Activities:
      Distributions to partners                                                  (63,176)             (63,044)         (62,863)
      Additions to long-term debt                                                       -                    -         160,000
      Contribution to subsidiary                                                        -                    -        (156,000)
       Net advance from affiliate                                                     213                  399               -
                                                                         -----------------    -----------------   ------------------
           Net cash provided (used) by financing activities                      (62,963)             (62,645)         (58,863)
                                                                         -----------------    -----------------   ------------------
     Increase in cash and cash equivalents                                              -                    -               1
     Cash and cash equivalents - beginning of period                                    1                    1               -
                                                                         -----------------    -----------------   ------------------
     Cash and cash equivalents - end of period                            $             1        $           1        $      1
                                                                         =================    =================   ==================


                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACOUNTS
                                 (in thousands)


                                             Balance at       Charged to                           Deductions         Balance
                                             beginning          cost/             Other            (amounts           at end
               Description                   of period        expenses        Additions (A)      charged-off)       of period
----------------------------------------   --------------   --------------    --------------    ---------------   ---------------

Year ended July 31, 1998

Allowance for doubtful accounts                   $1,234           $3,003                $0             $2,856            $1,381

Accumulated amortization:

   Intangible assets                             109,211           14,320                 0                  0           123,531

   Other assets                                    6,753            2,301                 0                  0             9,054


Year ended July 31, 1997

Allowance for doubtful accounts                    1,169            2,604                 0              2,539             1,234

Accumulated amortization:

   Intangible assets                              95,801           13,410                 0                  0           109,211

   Other assets                                    4,647            2,106                 0                  0             6,753


Year ended July 31, 1996

Allowance for doubtful accounts                      874            1,151               702              1,558             1,169

Accumulated amortization:

   Intangible assets                              81,995           11,620             2,946                760            95,801

   Other assets                                    3,337            1,742               975              1,407             4,647


     (A) On April 30, 1996, the General Partner purchased all of the capital stock of Skelgas, Inc. On May 1,1996 the General Partner contributed the assets and substantially all of the liabilities associated with Skelgas, Inc. to the Operating Partnership.The amounts reflected as "Other Additions" represent valuation and qualifying accounts assumedby the Operating Partnership in connection with the contribution by the General Partner.