Form 10-Q
period 1998-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1998-12-15
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended October 31, 1998

                                       or

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

Yes    [ X ]  No    [   ]

At November 23, 1998, the registrants had units or shares outstanding as follows:

      Ferrellgas Partners, L.P.      14,703,298         Common Units
                                     16,593,721         Subordinated Units
      Ferrellgas Partners Finance
      Corp.                               1,000         Common Stock

                   FERRELLGAS PARTNERS, L.P. and SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents
                                                                                                             Page
                         PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

               Ferrellgas Partners, L.P. and Subsidiaries

               Consolidated Balance Sheets - October 31, 1998 and July 31, 1998                                 1

               Consolidated Statements of Earnings -
                    Three months ended October 31, 1998 and 1997                                                2

               Consolidated Statement of Partners' Capital -
                     Three months ended October 31, 1998                                                        3

               Consolidated Statements of Cash Flows -
                    Three months ended October 31, 1998 and 1997                                                4

               Notes to Consolidated Financial Statements                                                       5


               Ferrellgas Partners Finance Corp.

               Balance Sheets - October 31, 1998 and July 31, 1998                                              7

               Statements of Earnings - Three months ended October 31, 1998 and 1997                            7

               Statements of Cash Flows - Three months ended October 31, 1998 and 1997                          8

               Notes to Financial Statements                                                                    8

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


                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                           October 31,     July 31,
ASSETS                                                                        1998           1998
---------------------------------------------------------------------      ------------   ------------
                                                                           (unaudited)
Current Assets:
  Cash and cash equivalents                                                 $    6,544      $  16,961
  Accounts and notes receivable                                                 60,770         50,097
  Inventories                                                                   50,615         34,727
  Prepaid expenses and other current assets                                     15,936          8,706
                                                                           ------------   ------------
    Total Current Assets                                                       133,865        110,491

Property, plant and equipment, net                                             405,105        395,855
Intangible assets, net                                                         113,382        105,655
Other assets, net                                                                8,627          9,222
                                                                          ------------   ------------
    Total Assets                                                              $660,979       $621,223
                                                                           ============   ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                           $  63,140      $  48,017
  Other current liabilities                                                     39,884         41,767
  Short-term borrowings                                                         48,691         21,150
                                                                           ------------   ------------
    Total Current Liabilities                                                  151,715        110,934

Long-term debt                                                                 545,588        507,222
Other liabilities                                                               12,465         12,640
Contingencies and commitments
Minority interest                                                                1,154          1,510

Partners' Capital:
  Common unitholders (14,703,298 and 14,699,678 units
    outstanding at October 31, 1998 and July 31, 1998, respectively)             9,601         27,985
  Subordinated unitholders (16,593,721 units outstanding
    at both October 31, 1998 and July 31, 1998)                                   (178)        19,908
  General partner                                                              (59,366)       (58,976)
                                                                           ------------   ------------
    Total Partners' Capital                                                    (49,943)       (11,083)
                                                                           ------------   ------------
    Total Liabilities and Partners' Capital                                   $660,979       $621,223
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

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per-unit data)
                                   (unaudited)


                                                         For the three months ended
                                                      ---------------------------------
                                                      October 31, 1998    October 31, 1997
                                                      -----------------  ------------------

Revenues:
  Gas liquids and related product sales                    $118,002           $143,051
  Other                                                      12,337             10,154
                                                      --------------    ---------------
    Total revenues                                          130,339            153,205

Cost of product sold (exclusive of
  depreciation, shown separately below)                      58,712             86,616
                                                      --------------    ---------------

Gross profit                                                 71,627             66,589

Operating expense                                            51,712             50,065
Depreciation and amortization expense                        11,311             11,537
Employee stock ownership plan compensation charge               890                  -
General and administrative expense                            4,668              4,421
Vehicle lease and tank expense                                2,968              2,312
                                                      --------------    ---------------

Operating income (loss)                                          78             (1,746)

Interest expense                                            (11,618)           (12,124)
Interest income                                                 158                397
Gain on disposal of assets                                       86                 66
                                                      --------------    ---------------

Loss before minority interest and
   extraordinary item                                       (11,296)           (13,407)

Minority interest                                               (75)               (96)
                                                      --------------    ---------------

Loss before extraordinary item                              (11,221)           (13,311)

Extraordinary loss on early extinguishment of debt,
   net of minority interest of $130                         (12,786)                  -
                                                      --------------    ---------------

Net loss                                                    (24,007)           (13,311)

General partner's interest in net loss                         (240)              (133)
                                                      --------------    ---------------
 Limited partners' interest in net loss                     $(23,767)          $(13,178)
                                                      ==============    ===============

Loss per limited partner unit:
Loss before extraordinary item                              $  (0.35)          $  (0.42)
Extraordinary loss                                             (0.41)                 -
                                                      --------------    ---------------
Net loss                                                    $  (0.76)          $  (0.42)
                                                      ==============    ===============

Loss per limited partner unit-assuming dilution:
Loss before extraordinary item                              $  (0.35)          $  (0.42)
Extraordinary loss                                             (0.41)                 -
                                                      --------------    ---------------
Net loss                                                    $  (0.76)          $  (0.42)
                                                      ==============    ===============


                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                  Number of units
                             ---------------------------
                                               Sub-                         Sub-                           Total
                                Common      ordinated        Common      ordinated       General         partners'
                             unitholders   unitholders    unitholders   unitholders      partner          capital
                             ------------- -------------  ------------- ------------- --------------- ----------------

July 31, 1998                      14,699.7      16,593.7      $27,985       $19,908        $(58,976)        ($11,083)

  Common units issued in
     connection with
     acquisitions                       3.6      -                 70             0               1               71

 Contribution from general
    partner in connection with
    ESOP compensation charge       -             -                  61           813               7              881

  Quarterly distributions          -             -              (7,350)       (8,297)           (158)         (15,805)

  Net loss                         -             -             (11,165)      (12,602)           (240)         (24,007)

                             ------------- -------------  ------------- ------------- --------------- ---------------
October 31, 1998                   14,703.3      16,593.7       $9,601       $  (178)       $(59,366)      $  (49,943)
                             ============= =============  ============= ============= =============== ================









































                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                               For the three months ended
                                                               ------------------------
                                                               October 31,       October 31,
                                                                  1998              1997
                                                               --------------   ------------

Cash Flows From Operating Activities:
 Net loss                                                        $(24,007)    $(13,311)
 Reconciliation of net loss to net cash used in
  operating activities:
  Depreciation and amortization                                    11,311       11,537
  Extraordinary loss, net of minority interest                     12,786       -
  Employee stock ownership plan compensation charge                   890       -
  Other                                                               468          952
  Changes in  operating  assets and  liabilities
  net of effects  from  business
  acquisitions:
    Accounts and notes receivable                                 (10,951)     (15,869)
    Inventories                                                   (15,645)        (422)
    Prepaid expenses and other current assets                      (7,229)      (6,614)
    Accounts payable                                               15,123       23,726
    Other current liabilities                                      (2,679)      (9,840)
    Other liabilities                                                (175)         157
                                                               -----------  -----------
      Net cash used in operating activities                       (20,108)      (9,684)
                                                               -----------  -----------

Cash Flows From Investing Activities:
 Business acquisitions                                            (17,844)      (2,744)
 Capital expenditures                                              (7,124)      (4,480)
 Other                                                                983          958
                                                               -----------  -----------
      Net cash used in investing activities                       (23,985)      (6,266)
                                                               -----------  -----------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                            27,541       22,760
 Additions to long-term debt                                      385,110        3,853
 Reductions of long-term debt                                    (350,481)        (234)
 Cash paid for call premium and debt issuance costs               (12,528)      -
 Distributions                                                    (15,805)     (15,761)
 Other                                                               (161)        (120)
                                                               -----------   -----------
      Net cash provided by financing activities                    33,676       10,498
                                                               -----------  -----------

Decrease in cash and cash equivalents                             (10,417)      (5,452)
Cash and cash equivalents - beginning of period                    16,961       14,788
                                                               -----------   -----------
Cash and cash equivalents - end of period                          $6,544       $9,336
                                                               ===========  ===========

Cash paid for interest                                            $11,847      $12,923
                                                               ===========  ===========






                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (unaudited)


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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 1998 and October 31, 1997 are not necessarily indicative of the results to be expected for a full year.


D.   Inventories consist of:
                                                                                      October 31,       July 31,
      (in thousands)                                                                     1998             1998
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $41,898        $ 26,316
      Appliances, parts and supplies                                                          8,717           8,411
                                                                                    ----------------  --------------
                                                                                            $50,615         $34,727
                                                                                    ================  ==============

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of October 31, 1998, the Partnership had not committed to take delivery of a material amount of gallons at a fixed price for its estimated future retail propane sales.

     Property, plant and equipment, net consist of:
                                                                                     October 31,        July 31,
      (in thousands)                                                                     1998             1998
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $635,940         $620,783
      Less:  accumulated depreciation                                                      230,835          224,928
                                                                                    ---------------  ---------------
                                                                                          $405,105         $395,855
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                     October 31,        July 31,
      (in thousands)                                                                     1998             1998
                                                                                    ---------------  ---------------
      Intangible assets                                                                   $240,665         $229,186
      Less:  accumulated amortization                                                      127,283          123,531
                                                                                    ---------------  ---------------
                                                                                          $113,382         $105,655
                                                                                    ===============  ===============


E.   Long-Term Debt

     Long-term debt consists of:
                                                                                    October 31,         July 31,
      (in thousands)                                                                   1998               1998
                                                                                  ----------------     ------------

      Senior Notes
        Fixed rate, 7.16%, due 2005-2013                                                 $350,000
        Fixed rate, 10%, due 2001 (1)                                                    -                $200,000
        Fixed rate, 9.375%, due 2006                                                      160,000          160,000

      Credit Agreement
        Term loan, 8.5%, due 2001                                                        -                  50,000
        Revolving credit loans, 6.1% and 8.5%, due 2001                                    20,959           85,850

      Notes payable, 8.3% and 6.7% weighted average interest rates,
        respectively, due 1998 to 2007                                                  17,453           13,558
                                                                                  ----------------     ------------
                                                                                          548,412          509,408
      Less:  current portion                                                                2,824            2,186
                                                                                  ----------------     ------------
                                                                                         $545,588         $507,222
                                                                                  ================     ============

      (1) The OLP fixed rate Senior Notes, issued in June 1994, were redeemed at the option of the OLP on August 5, 1998 with a 5% premium payable concurrent with the issuance of $350,000,000 of new unsecured OLP Senior Notes ("New Senior Notes").

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

F. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

G. On September 14, 1998, the Partnership paid a cash distribution of $0.50 per Common and Subordinated Unit for the quarter ended July 31, 1998. On November 19, 1998, the Partnership declared its first-quarter cash distribution of $0.50 per Common and Subordinated Unit, payable December 15, 1998.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                October 31,             July 31,
ASSETS                                                                              1998                  1998
--------------------------------------------------------------------         -------------------   -------------------
                                                                                (unaudited)

Cash                                                                                    $1,000                $1,000
                                                                             -------------------   -------------------
Total Assets                                                                            $1,000                $1,000
                                                                             ===================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                         $1,000                $1,000

Additional paid in capital                                                                 593                   548

Accumulated deficit                                                                       (593)                 (548)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                              $1,000                $1,000
                                                                             ===================   ===================







                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                              Three Months Ended
                                                                    ---------------------------------------
                                                                       October 31,         October 31,
                                                                           1998                1997
                                                                    ------------------- -------------------

General and administrative expense                                               $  45           $   0

                                                                    ------------------- -------------------
Net loss                                                                         $(45)           $   0
                                                                    =================== ===================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
                    (A wholly owned subsidiary of Ferrellgas
                                Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Three Months Ended
                                                              ------------------------------------------------
                                                                  October 31,              October 31,
                                                                      1998                     1997
                                                              ---------------------   -----------------------

Cash Flows From Operating Activities:
  Net loss                                                                   $(45)                 $   0
                                                              ---------------------   ------------------------
      Cash used in operating activities                                        (45)                    0
                                                              ---------------------   ------------------------

Cash Flows From Financing Activities:
  Capital contribution                                                          45                     0
                                                              ---------------------    -----------------------
      Cash provided by financing activities                                     45                     0
                                                              ---------------------    -----------------------

Increase in cash                                                                 -                     -
Cash - beginning of period                                                   1,000                 1,000
                                                              ---------------------    -----------------------
Cash - end of period                                                        $1,000                $1,000
                                                              =====================    =======================

                       See notes to financial statements.









                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and liquidity and capital resources of Ferrellgas Partners, L.P. (the "Partnership" or "MLP"). Except for the $160,000,000 of 9 3/8% Senior Secured Notes issued in April 1996 by the MLP and the related interest expense, Ferrellgas, L.P. (the "Operating Partnership" or "OLP") accounts for nearly all of the consolidated assets, liabilities, sales and earnings of the MLP. When the discussion refers to the consolidated MLP, the term Partnership will be used.

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

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates, g) governmental legislation and regulations, h) energy efficiency and technology trends, i) Year 2000 compliance and j) other factors that are discussed in the Partnership's filings with the Securities and Exchange Commission.

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

     The Partnership has evaluated its Year 2000 issues and does not expect that the total cost of related modifications and conversions will have a material effect on its financial position, results of operations or cash flows. Such costs are being expensed as incurred. To date, the Partnership has incurred approximately $100,000 to identify and correct its Year 2000 issues. This expense has been primarily related to its critical systems and applications. It is estimated that the Partnership will incur an additional $300,000 to $500,000 during the current fiscal year to identify and correct its Year 2000 issues. The Partnership does not anticipate significant purchases of computer software or hardware as a result of its Year 2000 issue and does not believe that the correction of its Year 2000 issues will delay or eliminate other scheduled computer upgrades and replacements.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three months ended October 31, 1998 and 1997, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Over time, these fixed cost increases have caused losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.

Three Months Ended October 31, 1998 vs. October 31, 1997

     Total Revenues. Total revenues decreased 14.9% to $130,339,000 as compared to $153,205,000 in the first quarter of fiscal 1998, primarily due to decreased sales price per gallon, decreased retail propane volumes and a decrease in revenues from other operations (wholesale marketing, chemical feedstocks marketing and net trading operations).

     Sales price per gallon decreased due to the effect of the decrease in the wholesale cost of propane as compared to the prior period. Retail volumes decreased 6.4% to 144,682,000 gallons as compared to 154,495,000 gallons for the prior period, primarily due to a delay in deliveries of retail gallons caused by a lack of sustained cold weather, a reduction in demand for crop drying volumes compared to the same quarter last year and crop damage in the southeast United States. Revenues from other operations decreased by $7,911,000 primarily due to decreased wholesale marketing volumes related to a weaker demand for agricultural gallons and decreased sales price per gallon as compared to the same quarter as last year .

     Gross Profit. Gross profit increased 7.6% to $71,627,000 as compared to $66,589,000 in the first quarter of fiscal 1998, primarily due to the effect of increased retail margins related to favorable wholesale propane costs and increased trading profits, partially offset by the effect of decreased retail and wholesale marketing propane volumes.

     Operating Expenses. Operating expenses increased 3.3% to $51,712,000 as compared to $50,065,000 in the first quarter of fiscal 1998 primarily due to merit salary increases and acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Vehicle and Tank Lease Expense. Vehicle and tank lease expense increased by $656,000 due to the utilization of operating lease financing to fund fleet upgrades and replacements.

     Interest expense and extraordinary loss. Interest expense decreased 4.2% to $11,618,000 as compared to $12,124,000 in the first quarter of fiscal 1998. This decrease is primarily the result of a decrease in the overall average interest rate paid by the Partnership on its borrowings resulting from the refinancing of the Partnership's debt (see Financing Activities below), partially offset by the effect of increased borrowings related to the financing of acquisitions.

     The extraordinary charge is due primarily to the payment of a $10,000,000 call premium related to the refinancing of $200,000,000 of fixed rate debt on August 5, 1998. The remaining costs relate to the write off of unamortized debt issuance costs related to refinancing of the fixed rate debt and existing revolving credit facility balances. (see Financing Activities below).

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

     Operating Activities. Cash used in operating activities was $20,108,000 for the three months ended October 31, 1998, compared to cash used in operating activities of $9,684,000 for the prior period. This increased use in cash is primarily due to the timing of payments for purchases of inventory and a decrease in wholesale cost of product and the related decrease in the retail prices to customers and its affect on accounts receivable and accounts payable.

     Investing Activities. During the three months ended October 31, 1998, the Partnership made total acquisition capital expenditures of $22,190,000. This amount was funded by $17,844,000 cash payments, $4,116,000 of noncompete notes, $71,000 of common units issued and $159,000 of other costs and consideration.

     During the three months ended October 31, 1998, the Partnership made growth and maintenance capital expenditures of $7,124,000 consisting primarily of the following: 1) relocating and upgrading district plant facilities, 2) additions to Partnership-owned customer tanks and cylinders, 3) vehicle lease buyouts, and
4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

     The Partnership meets its vehicle and transportation equipment fleet needs by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1999, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1998 levels.

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

     On July 17, 1998, all of the outstanding common stock of Ferrell Companies, Inc. ("Ferrell") was purchased by a newly established Employee Stock Ownership Trust. As a result of this change in control in the ownership of Ferrell and indirectly in the General Partner, the MLP, pursuant to the MLP Senior Secured
Note Indenture, was required to offer to purchase the outstanding notes at a price of 101% of the principal amount thereof. The offer to purchase was made on July 27, 1998 and expired August 26, 1998. Upon the expiration of the offer, the MLP accepted for purchase $65,000 of the notes which were all of the notes tendered pursuant to the offer. The MLP assigned its right to purchase the notes to a third party.

     During the three months ended October 31, 1998, the Partnership borrowed $27,541,000 from its Credit Facility to fund working capital, business acquisitions, and capital expenditure needs. At October 31, 1998, $69,650,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $22,915,000. At October 31, 1998, the Operating Partnership had $52,435,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On November 19, 1998, the Partnership declared a cash distribution of $0.50 per Common and Subordinated Unit, payable December 15, 1998.

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

Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt by entering into interest rate collar agreements. As of October 31, 1998, the Partnership had only $25,000,000 notional amount of interest rate collar agreements effectively outstanding. Thus, assuming a material change in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt and the associated interest rate collar agreements is not material to the financial statements.

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

     Market and Credit Risk. NYMEX traded futures are guaranteed by the Exchange and have nominal credit risk. The Partnership is exposed to credit risk associated with forwards, futures, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, the Partnership analyzes the financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of each limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term.

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $1,900,000 as of October 31, 1998. Actual results may differ.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           None.

ITEM 2.    CHANGES IN SECURITIES.
           On October 14, 1998, the Partnership issued 3,620 Common Units with a fair market value of $71,265 to Ferrellgas Acquisition Company, LLC ("FAC") in exchange for assets of an acquired propane business. FAC is a Kansas limited liability company of which Ferrellgas, Inc. the Partnership's general partner, is the sole member. This issuance of Common Units was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

          27.1 Financial Data Schedule - Ferrellgas Partners, L.P. (filed in electronic format only)

          27.2 Financial Data Schedule - Ferrellgas Partners Finance Corp. (filed in electronic format only)


          (b)  Reports on Form 8-K

            The Partnership filed one Form 8-K during the quarter ended October 31, 1998.

            Form 8-K dated August 5, 1998 reporting that on August 4, 1998, Ferrellgas L.P. issued $350 million of fixed rate Senior Notes in five series with maturities ranging from 2005 through 2013 (the Senior Notes) in a private placement to qualified institutional investors. Proceeds of the offering were used to redeem Ferrellgas, L.P.'s outstanding 10 % Series A Fixed Rate Senior Notes on August 5, 1998, and to repay outstanding indebtedness under Ferrellgas, L.P.'s bank credit lines. Also on August 4, 1998, Ferrellgas L.P.'s

            Second Amended and Restated Credit Agreement was declared effective. This agreement provides Ferrellgas L.P. with $145 million of bank credit lines.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FERRELLGAS PARTNERS, L.P.

                                      By Ferrellgas, Inc. (General Partner)


Date: December 15, 1998               By     /s/ Kevin T. Kelly
                                             -------------------------
                                             Kevin T. Kelly
                                             Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)



                                       FERRELLGAS PARTNERS FINANCE CORP.


Date: December 15, 1998                By     /s/ Kevin T. Kelly
                                             -------------------------
                                              Kevin T. Kelly
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)