Form 10-Q
period 1999-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1999-03-17
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1999

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 1-11331
                         333-06693


                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.
           ----------------------------------------------------------
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

At February 18, 1999, the registrants had units or shares outstanding as follows:

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

ITEM 1.         FINANCIAL STATEMENTS

                Ferrellgas Partners, L.P. and Subsidiaries

                Consolidated Balance Sheets - January 31,1999
                and July 31, 1998                                              1

                Consolidated Statements of Earnings -
                     Three and six months ended January 31,1999 and 1998       2

                Consolidated Statement of Partners' Capital -
                      Six months ended January 31, 1999                        3

                Consolidated Statements of Cash Flows -
                     Six months ended January 31,1999 and 1998       4

                Notes to Consolidated Financial Statements                     5


                Ferrellgas Partners Finance Corp.

                Balance Sheets - January 31, 1999 and July 31, 1998            8

                Statements of Earnings - Three and six months ended
                    January 31, 1999 and 1998                                  8

                Statements of Cash Flows - Six months ended
                    January 31, 1999 and 1998                                  9

                Notes to Financial Statements                                  9

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS
                                                                              10
ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                              15




                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                              16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                  January 31,       July 31,
ASSETS                                                                1999            1998
-------------------------------------------------------------     -------------   --------------
                                                                  (unaudited)
Current Assets:
  Cash and cash equivalents                                           $ 12,655         $ 16,961
  Accounts and notes receivable, net                                    96,558           50,097
  Inventories                                                           30,303           34,727
  Prepaid expenses and other current assets                             11,315            8,706
                                                                  -------------   --------------
    Total Current Assets                                               150,831          110,491

Property, plant and equipment, net                                     404,532          395,855
Intangible assets, net                                                 110,092          105,655
Other assets, net                                                        8,434            9,222
                                                                  -------------   --------------
    Total Assets                                                      $673,889         $621,223
                                                                  =============   ==============


LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                     $58,131          $48,017
  Other current liabilities                                             44,334           41,767
  Short-term borrowings                                                 27,432           21,150
                                                                  -------------   --------------
    Total Current Liabilities                                          129,897          110,934

Long-term debt                                                         552,675          507,222
Other liabilities                                                       14,990           12,640
Contingencies and commitments
Minority interest                                                        1,370            1,510

Partners' Capital:
  Common unitholders (14,703,298 units outstanding
    in January 1999 and 14,699,678 outstanding in July 1998)            21,531           27,985
  Subordinated unitholders (16,593,721 units outstanding
    at both January 1999 and July 1998)                                 12,543           19,908
  General partner                                                      (59,117)         (58,976)
                                                                  -------------   --------------
    Total Partners' Capital                                            (25,043)         (11,083)
                                                                  -------------   --------------
    Total Liabilities and Partners' Capital                           $673,889         $621,223
                                                                  =============   ==============

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)


                                                For the three months ended    For the six months ended
                                                ---------------------------  ---------------------------
                                                January          January        January        January
                                                  31, 1999       31, 1998       31, 1999       31, 1998
                                                --------------------------------------------------------

Revenues:
  Gas liquids and related product sales            $216,541       $235,993      $334,543       $379,044
  Other                                              13,536         12,818        25,873         22,972
                                                ------------   ------------  ------------   ------------
    Total revenues                                  230,077        248,811       360,416        402,016

Cost of product sold (exclusive of
  depreciation, shown separately below)             101,328        130,879       160,040        217,495
                                                ------------   ------------  ------------   ------------

Gross profit                                        128,749        117,932       200,376        184,521

Operating expense                                    56,240         54,887       107,952        104,952
Depreciation and amortization expense                11,806         10,987        23,117         22,524
Employee stock ownership compensation charge            800         -              1,690         -
General and administrative expense                    4,197          3,858         8,865          8,279
Vehicle and tank lease expense                        3,173          2,499         6,141          4,811
                                                ------------   ------------  ------------   ------------

Operating income                                     52,533         45,701        52,611         43,955

Interest expense                                    (11,960)       (12,598)      (23,578)       (24,722)
Interest income                                         386            402           544            799
Loss on disposal of assets                             (598)          (372)         (512)          (306)
                                                ------------   ------------  ------------   ------------

Earnings before minority interest and
   extraordinary item                                40,361         33,133        29,065         19,726

Minority interest                                       446            374           371            278
                                                ------------   ------------  ------------   ------------

Earnings before extraordinary item                   39,915         32,759        28,694         19,448

Extraordinary loss on early extinguishment
   of debt, net of minority interest of $130         -              -            (12,786)        -
                                                ------------   ------------  ------------   ------------

Net earnings                                         39,915         32,759        15,908         19,448

General partner's interest in net earnings              399            328           159            195
                                                ------------   ------------  ------------   ------------
Limited partners' interest in net earnings          $39,516        $32,431       $15,749        $19,253
                                                ============   ============  ============   ============

Net earnings per limited partner unit:
Earnings before extraordinary item                   $ 1.26         $ 1.04        $ 0.91         $ 0.62
Extraordinary loss                                     -              -             0.41           -
                                                ------------   ------------  ------------   ------------
Net earnings                                         $ 1.26         $ 1.04        $ 0.50         $ 0.62
                                                ============   ============  ============   ============

Net earnings per limited partner
   unit-assuming dilution:
Earnings before extraordinary item                   $ 1.26         $ 1.03        $ 0.91         $ 0.61
Extraordinary loss                                     -              -             0.41           -
                                                ------------   ------------  ------------   ------------
 Net earnings                                        $ 1.26         $ 1.03        $ 0.50         $ 0.61
                                                ============   ============  ============   ============

                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                Number of units
                             -----------------------
                                            Sub-                    Sub-                  Total
                             Common       ordinated    Common    ordinated    General     partners'
                           unitholders   unitholders unitholders unitholders  partner     capital
                           -----------  ------------ ------------ --------- ---------  -------------

July 31, 1998                  14,699.7    16,593.7   $27,985   $19,908  $(58,976)      ($11,083)

  Common units issued in
     connection with
     acquisitions                   3.6       -            70       -           1             71

 Contribution from general
    partner in connection with
    ESOP compensation charge     -            -           114     1,544        15          1,673

  Quarterly distributions        -            -       (14,702)  (16,594)     (316)       (31,612)

  Net earnings                   -            -         8,064     7,685       159         15,908

                             -----------  ---------- --------- --------- ---------  -------------
January 31, 1999               14,703.3    16,593.7   $21,531   $12,543  $(59,117)      $(25,043)
                             ===========  ========== ========= ========= =========  =============















                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                           For the six months ended
                                                           -------------------------
                                                             January        January
                                                             31, 1999       31, 1998
                                                           ---------------------------

Cash Flows From Operating Activities:
 Net earnings                                                  $15,908      $19,448
 Reconciliation of net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                 23,117       22,524
  Extraordinary loss, net of minority interest                  12,786          -
  Employee stock ownership compensation charge                   1,690          -
  Other                                                          2,837        2,911
  Changes in  operating  assets and  liabilities
  net of effects  from  business
  acquisitions:
    Accounts and notes receivable                              (47,393)     (39,795)
    Inventories                                                  5,084       16,081
    Prepaid expenses and other current assets                   (2,609)      (1,544)
    Accounts payable                                            10,114        6,121
    Other current liabilities                                    2,103      (10,537)
    Other liabilities                                            2,350          263
                                                           ------------ ------------
      Net cash provided by operating activities                 25,987       15,472
                                                           ------------ ------------

Cash Flows From Investing Activities:
 Business acquisitions                                         (19,480)      (3,577)
 Capital expenditures                                          (14,739)     (10,081)
 Other                                                           1,138        1,986
                                                           ------------ ------------
      Net cash used in investing activities                    (33,081)     (11,672)
                                                           ------------ ------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                          6,282       20,096
 Additions to long-term debt                                   391,713        7,167
 Reductions of long-term debt                                 (350,668)        (421)
 Cash paid for call premiums and debt issuance costs           (12,528)         -
 Distributions                                                 (31,612)     (31,566)
 Other                                                            (399)        (358)
                                                           ------------ ------------
      Net cash provided by (used in) financing activities        2,788       (5,082)
                                                           ------------ ------------

Decrease in cash and cash equivalents                           (4,306)      (1,282)
Cash and cash equivalents - beginning of period                 16,961       14,788
                                                           ------------ ------------
Cash and cash equivalents - end of period                      $12,655      $13,506
                                                           ============ ============

Cash paid for interest                                         $20,935      $23,822
                                                           ============ ============






                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1999
                                   (unaudited)


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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 1999 and January 31, 1998 are not necessarily indicative of the results to be expected for a full year.

D. Inventories consist of:
                                                                                      January 31,       July 31,
     (in thousands)                                                                      1999             1998
                                                                                    ----------------  --------------
     Liquefied propane gas and related products                                             $21,618        $ 26,316
     Appliances, parts and supplies                                                           8,685           8,411
                                                                                    ----------------  --------------
                                                                                            $30,303         $34,727
                                                                                    ================  ==============

     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of January 31, 1999, the Partnership had not committed to take delivery of a material amount of gallons at a fixed price for its estimated future retail propane sales.

     Property, plant and equipment, net consist of:
                                                                                     January 31,        July 31,
     (in thousands)                                                                      1999             1998
                                                                                    ---------------  ---------------
     Property, plant and equipment                                                        $640,178         $620,783
     Less:  accumulated depreciation                                                       235,646          224,928
                                                                                    ----------------  --------------
                                                                                          $404,532         $395,855
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                     January 31,        July 31,
     (in thousands)                                                                      1999             1998
                                                                                    ---------------  ---------------
     Intangible assets                                                                    $241,302         $229,186
     Less:  accumulated amortization                                                       131,210          123,531
                                                                                    ----------------  --------------
                                                                                          $110,092         $105,655
                                                                                    ===============  ===============



E.   Long-Term Debt

     Long-term debt consists of:
                                                                                    January 31,         July 31,
    (in thousands)                                                                     1999               1998
                                                                                  ----------------     ------------

    Senior Notes
      Fixed rate, 7.16%, due 2005-2013                                                   $350,000      $   -
      Fixed rate, 10%, due 2001 (1)                                                       -                200,000
      Fixed rate, 9.375%, due 2006                                                        160,000          160,000

    Credit Agreement
      Term loan, 8.5%, due 2001                                                           -                 50,000
      Revolving credit loans, 6.1% and 8.5%, due 2001                                      27,568           85,850

    Notes payable, 8.3% and 6.7% weighted average interest rates,
      respectively, due 1999 to 2007                                                       17,779           13,558
                                                                                  ----------------     ------------
                                                                                          555,347          509,408
    Less:  current portion                                                                  2,672            2,186
                                                                                  ----------------     ------------
                                                                                         $552,675         $507,222
                                                                                  ================     ============

    (1) Ferrellgas, L.P. ("the OLP") fixed rate Senior Notes, issued in June 1994, were redeemed at the option of the OLP on August 5, 1998 with a 5% premium payable concurrent with the issuance of $350,000,000 of new unsecured OLP Senior Notes ("New Senior Notes").

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

F. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that individually or in aggregate are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

G. On September 14, 1998, and December 15, 1998, the Partnership paid a cash distribution of $0.50 per Common and Subordinated Unit for the quarters ended July 31, 1998 and October 31, 1998. On February 28, 1999, the Partnership declared its second-quarter cash distribution of $0.50 per Common and Subordinated Unit, payable March 15, 1999.

H. Below is a calculation of the basic and diluted units used to calculate earnings per basic and diluted unit on the Statement of Earnings.

(in thousands, except per unit data)

                                                  Three months ended                      Six months ended
                                                 ------------------                      ----------------
                                            January 31,     January 31,             January 31,     January 31,
                                               1999              1998                  1999            1997
                                               ----              ----                  ----            ----


Income available to common and
subordinate unitholders                       $39,516           $32,431               $15,749          $19,253

Weighted average outstanding units
                                            31,297.02         31,293.40             31,295.54        31,257.42

Basic EPU                                       $1.26             $1.04                 $0.50            $0.62
                                      ================ =================     ================= ================

Income available to common and
subordinate unitholders                       $39,516           $32,431               $15,749          $19,253


Weighted average outstanding units
                                            31,297.02         31,293.40             31,295.54        31,257.42

Dilutive securities - options                   16.52             81.88                 22.65            88.91
                                      ---------------- -----------------     ----------------- ----------------
Weighted average outstanding units
+ dilutive                                  31,313.54         31,375.28             31,318.19        31,346.33

Diluted EPU                                     $1.26             $1.03                 $0.50            $0.61
                                      ================ =================     ================= ================




                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                 January 31,            July 31,
ASSETS                                                                              1999                  1998
--------------------------------------------------------------------          ------------------   -------------------
                                                                                 (unaudited)

Cash                                                                                     $1,000               $1,000
                                                                              ------------------   -------------------
Total Assets                                                                             $1,000               $1,000
                                                                              ==================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                          $1,000               $1,000

Additional paid in capital                                                                  593                  548

Accumulated deficit                                                                        (593)                (548)
                                                                              ------------------   -------------------
Total Stockholder's Equity                                                               $1,000               $1,000
                                                                              ==================   ===================






                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                   For the three months ended                  For the six months ended
                                          ---------------------------------------------   ------------------------------------
                                              January 31,              January 31            January 31,       January 31,
                                                  1999                    1998                  1999               1998
                                          ---------------------   ---------------------   ------------------ -----------------

General and administrative expense                   $ 0                   $ 115                    $ 45              $ 115

                                          ---------------------   ---------------------   ------------------ -----------------
Net loss                                             $ 0                   $(115)                   $(45)             $(115)
                                          =====================   =====================   ================== =================




                       See notes to financial statements.
                                       8

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       For the six months ended
                                                              -------------------------------------------
                                                                  January 31,            January 31,
                                                                     1999                   1998
                                                              --------------------   --------------------

Cash Flows From Operating Activities:
  Net loss                                                               $   (45)              $   (115)
                                                              --------------------   --------------------
      Cash used in operating activities                                      (45)                  (115)
                                                              --------------------   --------------------

Cash Flows From Financing Activities:
  Capital contribution                                                        45                    115
                                                              --------------------   --------------------
      Cash provided by financing activities                                   45                    115
                                                              --------------------   --------------------

Increase (decrease) in cash                                                    -                      -
Cash - beginning of period                                                 1,000                  1,000
                                                              --------------------   --------------------
Cash - end of period                                                      $1,000                 $1,000
                                                              ====================   ====================

                       See notes to financial statements.









                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999
                                   (unaudited)

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

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates, g) governmental legislation and regulations, h) energy efficiency and technology trends, i) Year 2000 compliance and j) other risk factors that are discussed in the Partnership's most recent 1933 Act filing with the Securities and Exchange Commission, Amendment No. 1 to Form S-3 Registration Statement, as filed February 5, 1999.


Year 2000 Compliance

     Many computer systems and applications in use throughout the world today may not be able to appropriately interpret dates beginning in the year 2000 ("Year 2000" issue). As a result, this problem could have adverse consequences on the operations of companies and the integrity of information processing.

     The Partnership began the process in 1997 of identifying and correcting its computer systems and applications that were exposed to the Year 2000 issue. The Partnership initially focused on the systems and applications that were considered critical to its operations and services for supplying propane to its customers and to its ability to account for those business services accurately. These critical areas include the retail propane accounting and operations system, financial accounting and reporting system, local area network and electronic mail systems. The financial accounting software is considred by the vendor to be Year 2000 compliant, however, the Partnership will conduct compliance testing with completion targeted for April 1999. The Partnership expects that the local and wide area networks will be Year 2000 compliant by June 1999.The Partnership is curently converting the electronic email and retail propane operations systems and expects both systems to be Year 2000 compliant by the beginning of November 1999.

     The Partnership has also taken steps to identify other non-critical applications that may have exposure to the Year 2000 issue. It has established a test lab for the independent testing of these applications to ensure Year 2000 compatibility. To date, no material Year 2000 issues have been identified as a result of this testing.

     The Partnership conducts business with several hundred outside suppliers. While no single supplier is considered material to the Partnership, a combined number could constitute a material amount to the Partnership. The Partnership is currently reviewing its largest suppliers to obtain appropriate assurances that they are, or will be, Year 2000 compliant. If compliance by the Partnership's suppliers is not achieved in a timely manner, it is unknown what effect, if any, the Year 2000 issue could have on the Partnership's operations.

     The Partnership has evaluated its Year 2000 issues and does not expect that the total cost of related modifications and conversions will have a material effect on its financial position, results of operations or cash flows. Such costs are being expensed as incurred. To date, the Partnership has incurred approximately $100,000 to identify and correct its Year 2000 issues. This expense has been primarily related to its critical systems and applications. It is estimated that the Partnership will incur an additional $300,000 to $500,000 to identify and correct its Year 2000 issues. The Partnership does not anticipate significant purchases of computer software or hardware as a result of its Year 2000 issue and does not believe that the correction of its Year 2000 issues will delay or eliminate other scheduled computer upgrades and replacements. Despite the Partnership's efforts to address and remediate its Year 2000 issue, there can be no assurance that all critical areas and non-critical applications will continue without interruption through January 1, 2000 and beyond.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and six months ended January 31, 1999 and 1998, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Over time, these fixed cost increases have caused variances in losses in the first and fourth quarters and variances in net income in the second and third quarters to be more pronounced.

Three Months Ended January 31, 1999 vs. January 31, 1998

     Total Revenues. Total gas liquids and related product sales decreased 8.2% to $216,541,000 as compared to $235,993,000 in the second quarter of fiscal 1998, primarily due to decreased sales price per retail and wholesale gallons, partially offset by an increase in retail sales volume due to the effect of acquisitions.

     Retail and wholesale sales prices per gallon were lower than those in the same quarter last year due to the lower wholesale cost of propane experienced in the current year. Retail volumes increased 3.0% to 251,246,000 gallons as compared to 243,981,000 gallons for the same quarter last year, primarily due to increased base business residential sales and the effect of acquisitions, partially offset by the effect of warmer weather than the same period as last year. Fiscal 1999 winter temperatures, as reported by the American Gas Association ("AGA"), were 2.6% warmer than the same quarter last year and 9.4% warmer than normal.

     Gross Profit. Gross profit increased 9.2% to $128,749,000 as compared to $117,932,000 in the second quarter of fiscal 1998, primarily due to increased retail margins related to favorable wholesale propane costs, and the effect of acquisitions, partially offset by the effect of warmer temperatures on retail volumes.

     Operating Expenses. Operating expenses increased 2.5% to $56,240,000 as compared to $54,887,000 in the second quarter of fiscal 1998 primarily due to acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses and merit salary increases.

     Depreciation and Amortization. Depreciation and amortization expense increased 7.5% to $11,806,000 as compared to $10,987,000 in the same quarter last year primarily due to the addition of intangibles and property, plant and equipment from acquisitions of propane businesses.

     Vehicle and Tank Lease Expense. Vehicle and tank lease expense increased by $674,000 due to the utilization of operating lease financing to fund fleet upgrades and replacements.

     Interest expense. Interest expense decreased 5.1% to $11,960,000 as compared to $12,598,000 in the second quarter of fiscal 1998. This decrease is primarily the result of a decrease in the overall average interest rate paid by the Partnership on its borrowings as a result of the refinancing of the fixed rate debt and existing revolving credit facility balances (see Financing Activities below), partially offset by the effect of increased borrowings.

Six Months Ended January 31, 1999 vs. January 31, 1998

     Total Revenues. Total gas liquids and related product sales decreased 11.7% to $334,543,000 as compared to $379,044,000 for the prior period, primarily due to decreased sales price per retail and wholesale gallons.

     Retail and wholesale sales prices per gallon were lower than those during the prior period due to the lower wholesale cost of propane experienced in the current period. Retail volumes decreased less than 1% to 395,928,000 gallons as compared to 398,476,000 gallons for the year ago period, primarily due to the effect of warmer weather than the prior year, partially offset by increased base business residential sales volumes and the effect of acquisitions. Fiscal 1999 winter temperatures, as reported by the AGA, were 4.1% warmer than the same period as last year and 11.7% warmer than normal.

     Gross Profit. Gross profit increased 8.6% to $200,376,000 as compared to $184,521,000 in the year ago period, primarily due to the effect of increased retail margins related to favorable wholesale propane costs and the effect of acquisitions, partially offset by the effect of warmer temperatures on retail volumes.

     Operating Expenses. Operating expenses increased 2.9% to $107,952,000 as compared to $104,952,000 in the first half of fiscal 1998 primarily due to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses and merit salary increases.

     Depreciation and Amortization. Depreciation and amortization expense increased 2.6% to $23,117,000 as compared to $22,524,000 for the same period last year primarily due to the addition of intangibles and property, plant and equipment from acquisitions of propane businesses.

     Vehicle and Tank Lease Expense. Vehicle and tank lease expense increased by $1,330,000 due to the utilization of operating lease financing to fund fleet upgrades and replacements.

     Interest expense. Interest expense decreased 4.6% to $23,578,000 as compared to $24,722,000 in the first half of fiscal 1998. This decrease is primarily the result of a decrease in the overall average interest rate paid by the Partnership on its borrowings, partially offset by the effect of increased borrowings.

     The extraordinary charge is due primarily to the payment of a $10,000,000 call premium related to the refinancing of $200,000,000 of fixed rate debt on August 5, 1998. The remaining costs relate to the write off of unamortized debt issuance costs related to refinancing of the fixed rate debt and revolving credit facility balances. (see Financing Activities below).

Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance of the OLP, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1999, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the $160,000,000 senior secured notes issued in April 1996 ("MLP Senior Secured Notes").

     The MLP Senior Secured Notes, the $350,000,000 OLP senior notes ("New Senior Notes") and the amended and restated OLP credit facility ("New Credit Facility") contain several financial tests which restrict the Partnership's ability to pay distributions, incur indebtedness and engage in certain other business transactions (See Financing Activities below). These tests, in general, are based on the ratio of the MLP's and OLP's consolidated cash flow to fixed charges, primarily interest expense. Because the Partnership is more highly leveraged at the MLP than at the OLP, the tests related to the MLP Senior Secured Notes are more sensitive to fluctuations in consolidated cash flows and fixed charges. The most sensitive of the MLP related tests restricts the Partnership's ability to make certain Restricted Payments which include, but are not limited to, the payment of the Minimum Quarterly Distribution ("MQD") to unitholders.

     Although the MLP's financial performance during fiscal 1999 has been adversely impacted by unseasonably warmer temperatures, the Partnership believes it will continue to meet the MLP Senior Secured Notes Restricted Payment test during fiscal 1999, in addition to meeting the other financial tests in the MLP Senior Secured Notes, New Senior Notes and New Credit Facility. However, if the OLP were to encounter any unexpected downturns in business operations, it could result in the Partnership not meeting certain financial tests in future quarters, including but not limited to, the MLP Senior Secured Notes Restricted Payment test. Depending on the circumstances, the Partnership would pursue alternatives to permit the continued payment of MQD to its Common Unitholders. No assurances can be given, however, that such alternatives will be successful with respect to any given quarter.

     Provided that certain remaining financial tests are satisfied, on August 1, 1999, the subordination period will end and the Subordinated Units will convert to Common Units. The financial tests, which apply to each of the three consecutive four quarter periods ending on July 31, 1999, are related to making the MQD on all Common and Subordinated Units. The Partnership met such financial tests for the four quarter periods ended July 31, 1997 and July 31, 1998, respectively and made the Minimum Quarterly Distribution on all Units for the two quarters ended October 31, 1998 and January 31, 1999, respectively. There can be no assurance that the Partnership will meet the remaining financial tests for the four quarter period ending July 31, 1999, and that the Subordinated Units will convert to Common Units on August 1, 1999.

     Future maintenance and working capital needs of the Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines, the MLP or OLP may issue additional debt or the MLP may issue additional equity securities, including among others, Common Units.

     Toward this purpose, on January 25, 1999, the MLP filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") for the periodic sale of up to $300,000,000 in debt and/or equity securities. The registered securities would be available for sale by the Partnership in the future to fund acquisitions or to pay down existing higher cost indebtedness. Also, the Partnership maintains a shelf registration statement with the Commission for 1,800,322 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $25,987,000 for the six months ended January 31, 1999, compared to $15,472,000 for the prior period. This increase in cash is primarily due to increased earnings before extraordinary loss and favorable changes in other current liabilities, including accrued profit sharing. Beginning in July 1998, profit sharing compensation costs were replaced by a non-cash employee stock ownership plan compensation expense.

     Investing Activities. During the six months ended January 31, 1999, the Partnership made total acquisition capital expenditures of $23,847,000. This amount was funded by $19,480,000 cash payments, $4,295,000 of noncompete notes, $71,000 of common units issued.

     During the six months ended January 31, 1999, the Partnership made growth and maintenance capital expenditures of $14,739,000 consisting primarily of the following: 1) relocating and upgrading district plant facilities, 2) additions to Partnership-owned customer tanks and cylinders, 3) vehicle lease buyouts, and
4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

     The Partnership meets its vehicle and transportation equipment fleet needs by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1999, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1998 levels.

     Financing Activities. On August 4, 1998, the OLP issued $350,000,000 of new privately placed unsecured senior notes ("New Senior Notes") and entered into a $145,000,000 revolving credit facility ("New Credit Facility") with its existing banks. The proceeds of the New Senior Notes, which include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%, were used to redeem $200,000,000 of OLP fixed rate Senior Notes ("Senior Notes") issued in July 1994, including a 5% call premium, and to repay outstanding indebtedness under the existing OLP revolving credit facility ("Credit Facility"). As a result of these financings, the Partnership expects to realize a decrease in interest expense during fiscal 1999 as compared to the prior year.

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

     During the six months ended January 31, 1999, the Partnership borrowed $6,282,000 from its Credit Facility to fund working capital, business acquisitions, and capital expenditure needs. At January 31, 1999, $55,000,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $22,915,000. At January 31, 1999, the Operating Partnership had $67,085,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On February 18, 1999, the Partnership declared a cash distribution of $0.50 per Common and Subordinated Unit, payable March 15, 1999.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt by entering into interest rate collar agreements. As of January 31, 1999, the Partnership had only $55,000,000 of variable rate debt and $25,000,000 notional amount of interest rate collar agreements effectively outstanding. Thus, assuming a material change in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt and the associated interest rate collar agreements is not material to the Partnership's financial position.

     The Partnership's trading activities utilize certain types of energy commodity forward contracts and swaps traded on the over-the-counter financial markets and futures traded on the New York Mercantile Exchange ("NYMEX" or "Exchange") to anticipate market movements and manage its exposure to the volatility of floating commodity prices and to protect its inventory positions.

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

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $1,300,000 as of January 31, 1999. Actual results may differ.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          10.1 Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of October 14, 1998.

          10.2 First Amendment to the Second Amended and Restated Credit Agreement dated as of October 9, 1998, among Ferrellgas, L.P., Ferrellgas, Inc., Bank Of America National Trust And Savings Association, as agent, and the other financial institutions party hereto.

          27.1 Financial Data Schedule - Ferrellgas Partners, L.P. (filed in electronic format only)

          27.2        Financial Data Schedule-Ferrellgas Partners Finance Corp.
                     (filed in electronic format only)


          (b)  Reports on Form 8-K

               None filed during quarter ended January 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FERRELLGAS PARTNERS, L.P.

                            By Ferrellgas, Inc. (General Partner)


Date: March 17, 1999        By     /s/ Kevin T. Kelly
                           -------------------------------------------------
                            Kevin T. Kelly
                            Vice President and Chief
                            Financial Officer (Principal
                            Financial and Accounting Officer)



                            FERRELLGAS PARTNERS FINANCE CORP.


Date: March 17, 1999        By /s/ Kevin T. Kelly
                            -------------------------------------------------
                            Kevin T. Kelly
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)