Form 10-Q
period 1999-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1999-06-14
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1999

                                       or

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

Yes    [ X ]  No    [   ]

At May 20, 1999, the registrants had units or shares outstanding as follows:

       Ferrellgas Partners, L.P. -    14,710,765         Common Units
                                      16,593,721         Subordinated Units
        Ferrellgas Partners Finance
        Corp.                              1,000         Common Stock

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents

                                                                                                               Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Ferrellgas Partners, L.P. and Subsidiaries

                Consolidated Balance Sheets - April 30, 1999 and July 31, 1998                                   1

                Consolidated Statements of Earnings -
                     Three and nine months ended April 30, 1999 and 1998                                         2

                Consolidated Statement of Partners' Capital -
                      Nine months ended April 30, 1999                                                           3

                Consolidated Statements of Cash Flows -
                     Nine months ended April 30, 1999 and 1998                                                   4

                Notes to Consolidated Financial Statements                                                       5


                Ferrellgas Partners Finance Corp.

                Balance Sheets - April 30, 1999 and July 31, 1998                                                8

                Statements of Earnings - Three and nine months ended April 30, 1999 and 1998                     8

                Statements of Cash Flows - Nine months ended April 30, 1999 and 1998                             9

                Notes to Financial Statements                                                                    9

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      15



                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                    April 30,     July 31,
ASSETS                                                                1999          1998
---------------------------------------------------------------    ------------  ------------
                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents                                            $ 8,623      $ 16,961
  Accounts and notes receivable, net                                    60,987        50,097
  Inventories                                                           28,556        34,727
  Prepaid expenses and other current assets                              7,215         8,706
                                                                   ------------  ------------
    Total Current Assets                                               105,381       110,491

Property, plant and equipment, net                                     404,946       395,855
Intangible assets, net                                                 111,351       105,655
Other assets, net                                                        8,611         9,222
                                                                   ------------  ------------
    Total Assets                                                      $630,289      $621,223
                                                                   ============  ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                     $41,657       $48,017
  Other current liabilities                                             42,888        41,767
  Short-term borrowings                                                      0        21,150
                                                                   ------------  ------------
    Total Current Liabilities                                           84,545       110,934

Long-term debt                                                         555,703       507,222
Other liabilities                                                       14,944        12,640
Contingencies and commitments
Minority interest                                                        1,397         1,510

Partners' Capital:
  Common unitholders (14,710,765 units outstanding
    in April 1999 and 14,699,678 outstanding in July 1998)              21,012        27,985
  Subordinated unitholders (16,593,721 units outstanding
    at both April 1999 and July 1998)                                   11,816        19,908
  General partner                                                      (59,128)      (58,976)
                                                                   ------------  ------------
    Total Partners' Capital                                            (26,300)      (11,083)
                                                                   ------------  ------------
    Total Liabilities and Partners' Capital                           $630,289      $621,223
                                                                   ============  ============

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)


                                                     For the three months ended      For the nine months ended
                                                    -----------------------------   -----------------------------
                                                    April 30,         April 30,         April 30,     April 30,
                                                      1999               1998             1999           1999
                                                    ----------------------------------------------------------------
Revenues:
  Gas liquids and related product sales                $161,192         $166,066        $495,735        $545,110
  Other                                                   8,700            9,101          34,573          32,073
                                                    ------------    -------------   -------------   -------------
    Total revenues                                      169,892          175,167         530,308         577,183

Cost of product sold (exclusive of
  depreciation, shown separately below)                  70,171           85,718         230,211         303,213
                                                    ------------    -------------   -------------   -------------

Gross profit                                             99,721           89,449         300,097         273,970

Operating expense                                        52,811           49,328         160,763         154,280
Depreciation and amortization expense                    12,156           11,193          35,273          33,717
Employee stock ownership compensation charge                800            -               2,490           -
General and administrative expense                        5,366            4,231          14,231          12,510
Vehicle and tank lease expense                            3,351            2,621           9,492           7,432
                                                    ------------    -------------   -------------   -------------

Operating income                                         25,237           22,076          77,848          66,031

Interest expense                                        (11,264)         (12,121)        (34,842)        (36,843)
Interest income                                             330              548             874           1,347
Gain (loss) on disposal of assets                          (495)             421          (1,007)            115
                                                    ------------    -------------   -------------   -------------

Earnings before minority interest and
   extraordinary item                                    13,808           10,924          42,873          30,650

Minority interest                                           179              149             550             427
                                                    ------------    -------------   -------------   -------------

Earnings before extraordinary item                       13,629           10,775          42,323          30,223

Extraordinary loss on early extinguishment
   of debt, net of minority interest of $130                  -               -          (12,786)              -
                                                    ------------    -------------   -------------   -------------

Net earnings                                             13,629           10,775          29,537          30,223

General partner's interest in net earnings                  136              107             295             302
                                                    ------------    -------------   -------------   -------------
Limited partners' interest in net earnings              $13,493          $10,668         $29,242         $29,921
                                                    ============    =============   =============   =============

Net earnings per limited partner unit:
Earnings before extraordinary item                       $ 0.43           $ 0.34          $ 1.34          $ 0.96
Extraordinary loss                                        -                -                0.41            -
                                                    ------------    -------------   -------------   -------------
Net earnings                                             $ 0.43           $ 0.34          $ 0.93          $ 0.96
                                                    ============    =============   =============   =============

Net earnings per limited partner unit-assuming dilution:
Earnings before extraordinary item                       $ 0.43           $ 0.34          $ 1.34          $ 0.95
Extraordinary loss                                         -               -                0.41           -
                                                    ------------    -------------   -------------   -------------
Net earnings                                             $ 0.43           $ 0.34          $ 0.93          $ 0.95
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

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                           Number of units
                                     -----------------------------
                                                        Sub-                         Sub-                          Total
                                        Common        ordinated        Common      ordinated       General       partners'
                                      Unitholders    Unitholders     Unitholders  Unitholders      partner        capital
                                     -------------- --------------  -------------------------- ----------------  -----------

July 31, 1998                             14,699.7       16,593.7         $27,985     $19,908         $(58,976)    $(11,083)

  Common units issued in
     connection with
     acquisitions                             11.1        -                   197      -                     2          199

 Contribution from general
    partner in connection with
    ESOP compensation charge               -              -                   165       2,275               25        2,465

  Quarterly distributions                  -              -               (22,053)    (24,891)            (474)     (47,418)

  Net earnings                             -              -                14,718      14,524              295       29,537

                                     -------------- --------------  --------------- ----------- ----------------  -----------
April 30, 1999                            14,710.8       16,593.7         $21,012     $11,816         $(59,128)    $(26,300)
                                     ============== ==============  =============== =========== ================  ===========




























                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                              For the nine months ended
                                                           --------------------------------
                                                                 April 30,       April 30
                                                                   1999            1998
                                                           --------------- ----------------

Cash Flows From Operating Activities:
 Net earnings                                                     $29,537          $30,223
 Reconciliation of net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                    35,273           33,717
  Extraordinary loss, net of minority interest                     12,786            -
  Employee stock ownership compensation charge                      2,490            -
  Other                                                             4,461            3,290
  Changes in  operating  assets and  liabilities
   net of effects  from  business acquisitions:
    Accounts and notes receivable                                 (12,212)          (9,842)
    Inventories                                                     7,040           15,708
    Prepaid expenses and other current assets                       1,491            2,106
    Accounts payable                                               (6,360)          (1,223)
    Other current liabilities                                         561           (9,874)
    Other liabilities                                               2,305              428
                                                           --------------- ----------------
      Net cash provided by operating activities                    77,372           64,533
                                                           --------------- ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                            (27,915)          (4,080)
 Capital expenditures                                             (20,558)         (15,267)
 Other                                                              1,360            3,278
                                                           --------------- ----------------
      Net cash used in investing activities                       (47,113)         (16,069)
                                                           --------------- ----------------

Cash Flows From Financing Activities:
 Net reductions to short-term borrowings                          (21,150)         (16,123)
 Additions to long-term debt                                      394,745           11,438
 Reductions of long-term debt                                    (351,689)          (1,622)
 Cash paid for call premiums and debt issuance costs              (12,528)           -
 Distributions                                                    (47,418)         (47,371)
 Other                                                               (557)            (519)
                                                           --------------- ----------------
      Net cash used in financing activities                       (38,597)         (54,197)
                                                           --------------- ----------------

Decrease in cash and cash equivalents                              (8,338)          (5,733)
Cash and cash equivalents - beginning of period                    16,961           14,788
                                                           --------------- ----------------
Cash and cash equivalents - end of period                          $8,623           $9,055
                                                           =============== ================

Cash paid for interest                                            $33,974          $36,540
                                                           =============== ================






                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30, 1999 and April 30, 1998 are not necessarily indicative of the results to be expected for a full year.

D.  Quarterly Distributions of Available Cash

    Ferrellgas Partners, L.P. ("the Partnership") makes quarterly cash distributions of all of its "Available Cash", generally defined as consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by Ferrellgas, Inc. ("the General Partner") for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

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

     In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning on or after August 1, 1999, in which the
following   requiremnts   are  met: (i) distributions   of  Available   Cash
constituting Cash from Operations (as defined in the Partnership Agreement) equal or exceed the Minimum Quarterly Distribution on the Common Units and the Subordinated Units for each of the three consecutive four quarter periods immediately preceding such date and (ii) the Partnership has invested at least $50 million in acquisitions and capital additions or improvements to increase the operating capacity of the Partnership. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units. Management believes it is reasonably probable that the Partnership will meet both requirements and thus, the Subordinated Units will convert into Common Units during the quarter beginning on August 1, 1999.


E. Inventories consist of:
                                                                                       April 30,        July 31,
     (in thousands)                                                                      1999             1998
                                                                                    ----------------  --------------
     Liquefied propane gas and related products                                             $19,555         $26,316
     Appliances, parts and supplies                                                           9,001           8,411
                                                                                    ----------------  --------------
                                                                                            $28,556         $34,727
                                                                                    ================  ==============

     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 1999, the Partnership had not committed to take delivery of a material amount of gallons at a fixed price for its estimated future retail propane sales.

     Property, plant and equipment, net consist of:
                                                                                      April 30,         July 31,
     (in thousands)                                                                      1999             1998
                                                                                    ---------------  ---------------
     Property, plant and equipment                                                        $645,576         $620,783
     Less:  accumulated depreciation                                                       240,630          224,928
                                                                                    ---------------  ---------------
                                                                                          $404,946         $395,855
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                      April 30,         July 31,
     (in thousands)                                                                      1999             1998
                                                                                    ---------------  ---------------
     Intangible assets                                                                    $246,504         $229,186
     Less:  accumulated amortization                                                       135,153          123,531
                                                                                    ---------------  ---------------
                                                                                          $111,351         $105,655
                                                                                    ===============  ===============

F.   Long-Term Debt

     Long-term debt consists of:
                                                                                       April 30,        July 31,
    (in thousands)                                                                       1999             1998
                                                                                     --------------    ------------

    Senior Notes
      Fixed rate, 7.16%, due 2005-2013 (1)                                                $350,000     $      -
      Fixed rate, 10%, due 2001 (1)                                                        -               200,000
      Fixed rate, 9.375%, due 2006                                                         160,000         160,000

    Credit Agreement
      Term loan, 8.5%, due 2001                                                            -                50,000
      Revolving credit loans, 5.7% and 8.5%, due 2001                                       30,600          85,850

    Notes payable, 8.3% and 6.7% weighted average interest rates,
      respectively, due 1999 to 2007                                                        17,975          13,558
                                                                                     --------------    ------------
                                                                                           558,575         509,408
    Less:  current portion                                                                   2,872           2,186
                                                                                     --------------    ------------
                                                                                          $555,703        $507,222
                                                                                     ==============    ============

    (1) Ferrellgas, L.P. ("the OLP") fixed rate Senior Notes, issued in June 1994, were redeemed at the option of the OLP on August 5, 1998 with a 5% premium payable concurrent with the issuance of $350,000,000 of new unsecured OLP Senior Notes.

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

     The OLP entered into an agreement on July 2, 1998, with the lenders under the existing Credit Facility for an amended and restated credit facility ("New Credit Facility") effective August 4, 1998. The New Credit Facility provides for
(i) a $40,000,000 unsecured working capital facility subject to an annual reduction in borrowings to zero for thirty consecutive days, (ii) a $50,000,000 unsecured working capital and general corporate facility, including a letter of credit facility, and (iii) a $55,000,000 unsecured general corporate and acquisition facility. The New Credit Facility matures July 2, 2001.

     The OLP entered into an additional revolving credit agreement ("Additional Credit Facility") on April 30, 1999, with certain lenders that are part of the New Credit Facility. This additional facility provides for a $38,000,000 unsecured facility for acquisitions, capital expenditures, and general corporate purposes. Any outstanding Additional Credit Facility balance at April 29, 2000, may be converted to a term loan and will be due and payable in full July 2, 2001.

G. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that individually or in the aggregate are likely to have a material adverse effect on the results of operations, financial condition or cash flows of the Partnership.

H. On September 14, 1998, December 15, 1998, March 15, 1999, and June 14, 1999, the Partnership paid cash distributions of $0.50 per unit for each of the quarters ended July 31, 1998, October 31, 1998, January 31, 1999, and April 30, 1999, respectively.

I. Below is a calculation of the basic and diluted units used to calculate earnings per basic and dilutive unit on the Statement of Earnings.

(in thousands, except per unit data)

                                             Three months ended                      Nine months ended
                                             ------------------                      ------------------
                                         April 30,        April 30,             April 30,         April 30,
                                           1999              1998                  1999             1998
                                        ----------     ------------             ----------       -----------

Income available to common and
subordinate unitholders                       $13,493           $10,688               $29,242          $29,921

Weighted average outstanding units
                                            31,299.37         31,293.40             31,296.79        31,269.15

Basic EPU                                       $0.43             $0.34                 $0.93            $0.96
                                      ===================================     ==================================

Income available to common and
subordinate unitholders                       $13,493           $10,688               $29,242          $29,921

Weighted average outstanding units
                                            31,299.37         31,293.40             31,296.79        31,269.15

Dilutive securities - options                       0             61.85                 28.81            78.27
                                      ---------------- -----------------     ----------------- ----------------
Weighted average outstanding units
+ dilutive                                  31,299.37         31,355.25             31,325.60        31,347.42

Diluted EPU                                     $0.43             $0.34                 $0.93            $0.95
                                      ================ =================     ================= ================


                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                  April 30,             July 31,
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
                                                                              ==================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------


Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                          $1,000               $1,000

Additional paid in capital                                                                  774                  548

Accumulated deficit                                                                        (774)                (548)
                                                                              ------------------   -------------------
Total Stockholder's Equity                                                               $1,000               $1,000
                                                                              ==================   ===================







                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                      Three Months Ended                      Nine Months Ended
                                          ------------------------------------------- ----------------------------------
                                               April 30,              April 30,          April 30,         April 30,
                                                  1999                  1998                1999             1998
                                          ---------------------  --------------------  --------------- ------------------

General and administrative expense                 $ 181                  $ 176                 $ 226           $ 291

                                          ---------------------  --------------------  --------------- ------------------
Net loss                                           $(181)                 $(176)                $(226)          $(291)
                                          =====================  ====================  =============== ==================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      For the nine months ended
                                                              -------------------------------------------
                                                                   April 30,              April 30,
                                                                     1999                   1998
                                                              --------------------   --------------------

Cash Flows From Operating Activities:
  Net loss                                                               $  (226)               $  (291)
                                                              --------------------   --------------------
      Cash used by operating activities                                     (226)                  (291)
                                                              --------------------   --------------------

Cash Flows From Financing Activities:
  Capital contribution                                                       226                    291
                                                              --------------------   --------------------
      Cash provided by financing activities                                  226                    291
                                                              --------------------   --------------------

Increase (decrease) in cash                                                    -                      -
Cash - beginning of period                                                 1,000                  1,000
                                                              --------------------   --------------------
Cash - end of period                                                      $1,000                 $1,000
                                                              ====================   ====================

                       See notes to financial statements.





                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                   (unaudited)

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

Forward-looking statements

     Statements included in this report that are not historical facts, including statements concerning the General Partner's belief regarding the probability of the future conversion of Subordinated Units into Common Units and the belief that the OLP will have sufficient funds to meet its obligations and to enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and sufficient funds to fund the Minimum Quarterly Distribution ($0.50 per Unit) on all Common and Subordinated Units, are forward-looking statements.

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates, g) governmental legislation and regulations, h) energy efficiency and technology trends and i) Year 2000 compliance and j) other factors that are discussed in the Partnership's most recent 1933 Act filing with the Securities and Exchange Commission, Amendment No. 1 to Form S-3 Registration Statement, as filed February 5, 1999.

Year 2000 Compliance

     Many computer systems and applications in use throughout the world today may not be able to appropriately interpret dates beginning in the year 2000 ("Year 2000" issue). As a result, this problem could have adverse consequences on the operations of companies and the integrity of information processing.

     The Partnership began the process in 1997 of identifying and correcting its computer systems and applications that were exposed to the Year 2000 issue. The Partnership initially focused on the systems and applications that were considered critical to its operations and services for supplying propane to its customers and to its ability to account for those business services accurately. These critical areas include the retail propane accounting and operation systems, financial accounting and reporting system, supply and distribution accounting and operating system, payroll system, local and wide area networks and electronic mail systems. The supply and distribution accounting and operating system and payroll system are believed to be Year 2000 compliant. The financial accounting and reporting system is expected to be Year 2000 compliant by the end of June 1999, while the local and wide area networks are expected to be Year 2000 compliant by the beginning of August 1999. The Partnership is
currently   converting  the  electronic  mail  system  and  the  retail  propane accounting and operations systems and expects both systems to be Year 2000 compliant by the beginning of November 1999.

     The Partnership has also taken steps to identify other non-critical applications that may have exposure to the Year 2000 issue. It has established a separate company group to independently test these applications for Year 2000 compliance. To date, no material Year 2000 issues have been identified as a result of this testing.

     There can be no assurance that every system in every location where Ferrellgas conducts business will function properly on January 1, 2000. In addition, there are other Year 2000 risks which are beyond the Partnership's control, any of which if wide spread could have a material adverse affect on the Partnership's operations. Such risks include, but are not limited to, the failure of utility and telecommunications companies to provide service. For these reasons, the Partnership has developed a contingency plan should Year 2000 problems temporarily affect any of our locations. Each Ferrellgas location has been provided with a contingency plan that contains, among others, procedures to keep the Partnership's plants operational, to access emergency management personnel, and to utilize cellular phones.

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

     The Partnership has evaluated its Year 2000 issues and does not expect that the total cost of related modifications and conversions will have a material effect on its financial position, results of operations or cash flows. Such costs are being expensed as incurred. To date, the Partnership has incurred approximately $600,000 to identify and correct its Year 2000 issues. This expense has been primarily related to its critical systems and applications. It is estimated that in calendar year 1999 the Partnership will incur an additional $50,000 to $250,000 to identify and correct its Year 2000 issues. The Partnership does not anticipate significant purchases of computer software or hardware as a result of its Year 2000 issue and does not believe that the correction of any Year 2000 issues will delay or eliminate other scheduled computer upgrades and replacements. Despite the Partnership's efforts to address and remediate the Year 2000 issue, there can be no assurance that all critical areas and non-critical applications will continue without interruption through January 1, 2000 and beyond.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and nine months ended April 30, 1999 and 1998, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Historically, these fixed cost increases have caused losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.


Three Months Ended April 30, 1999 vs. April 30, 1998

     Revenues. Total gas liquids and related product sales decreased 2.9% to $161,192,000 as compared to $166,066,000 in the third quarter of fiscal 1998, primarily due to decreased sales price for retail and wholesale sales, partially offset by an increase in retail sales volume due to the effect of acquisitions and cooler temperatures than in the same quarter last year.

     Retail and wholesale sales prices per gallon were lower than those in the same quarter last year due to the lower wholesale cost of propane experienced in the current year. Retail volumes increased 9.5% to 191,783,000 gallons as compared to 175,168,000 gallons for the same quarter last year, primarily due to the effect of acquisitions and the effect of cooler weather than the same quarter as last year. Fiscal 1999 winter temperatures, as reported by the American Gas Association ("AGA"), were 4.5% cooler than the same quarter last year and 9.0% warmer than normal.

     Gross Profit. Gross profit increased 11.5% to $99,721,000 as compared to $89,449,000 in the third quarter of fiscal 1998, primarily due to increased retail volumes, the effect of acquisitions, and to a lesser extent increased retail margins.

     Operating Expenses. Operating expenses increased 7.1% to $52,811,000 as compared to $49,328,000 in the third quarter of fiscal 1998 primarily due to acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses and merit salary increases.

     Depreciation and Amortization. Depreciation and amortization expense increased 8.6% to $12,156,000 as compared to $11,193,000 in the same quarter last year primarily due to the addition of intangibles and property, plant and equipment from acquisitions of propane businesses.

     Vehicle and Tank Lease Expense. Vehicle and tank lease expense increased by $730,000 due to the continued use of operating lease financing to fund fleet upgrades and replacements.

     Interest expense. Interest expense decreased 7.1% to $11,264,000 as compared to $12,121,000 in the third quarter of fiscal 1998. This decrease is primarily the result of a decrease in the overall average interest rate paid by the Partnership on its borrowings as a result of the refinancing of the fixed rate debt and existing revolving credit facility balances , partially offset by the effect of increased borrowings for acquisition and growth capital expenditures (see Financing Activities below).

Nine Months Ended April 30, 1999 vs. April 30, 1998

     Revenues. Total gas liquids and related product sales decreased 9.1% to $495,735,000 as compared to $545,110,000 for the prior period, primarily due to decreased sales price per gallon.

     Retail and wholesale sales prices per gallon were lower than those during the prior period due to the lower wholesale cost of propane experienced in the current period. Retail volumes increased 2.5% to 587,711,000 gallons as compared to 573,644,000 gallons for the same period last year, primarily due to the effect of acquisitions, partially offset by the effect of warmer weather than the prior year. Fiscal 1999 winter temperatures, as reported by the AGA, were 1.2% warmer than the same period as last year and 9.0% warmer than normal.

     Gross Profit. Gross profit increased 9.5% to $300,097,000 as compared to $273,970,000 in the same period last year, primarily due to the effect of increased retail margins related to favorable wholesale propane costs and the effect of acquisitions, partially offset by the effect of warmer temperatures on retail volumes.

     Operating Expenses. Operating expenses increased 4.2% to $160,763,000 as compared to $154,280,000 in the same period last year primarily due to acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses and merit salary increases.

     Depreciation and Amortization. Depreciation and amortization expense increased 4.6% to $35,273,000 as compared to $33,717,000 for the same period last year primarily due to the addition of intangibles and property, plant and equipment from acquisitions of propane businesses.

    Vehicle and Tank Lease Expense. Vehicle and tank lease expense increased by $2,060,000 due to the continued use of operating lease financing to fund fleet upgrades and replacements.

     Interest expense. Interest expense decreased 5.4% to $34,842,000 as compared to $36,843,000 in the same period last year. This decrease is primarily the result of a decrease in the overall average interest rate paid by the Partnership on its borrowings as a result of the refinancing of the fixed rate debt and existing revolving credit facility balances, partially offset by the effect of increased borrowings for aqcuisition and growth capital expenditures (see Financing Activities below).

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

     The MLP Senior Secured Notes, the $350,000,000 OLP senior notes ("New Senior Notes"), the amended and restated OLP credit facility ("New Credit Facility") and the additional OLP revolving credit agreement ("Additional Credit Facility") (see Financing Activitiees below) contain several financial tests which restrict the Partnership's ability to pay distributions, incur indebtedness and engage in certain other business transactions. These tests, in general, are based on the ratio of the MLP's and OLP's consolidated cash flow to fixed charges, primarily interest expense. Because the Partnership is more highly leveraged at the MLP than at the OLP, the tests related to the MLP Senior Secured Notes are more sensitive to fluctuations in consolidated cash flows and fixed charges. The most sensitive of the MLP related tests restricts the Partnership's ability to make certain Restricted Payments which include, but are not limited to, the payment of the Minimum Quarterly Distribution ("MQD") to unitholders.

     Although the MLP's financial performance during fiscal 1999 has been adversely affected by warmer temperatures, the Partnership believes it will continue to meet the MLP Senior Secured Notes Restricted Payment test during fiscal 1999, in addition to meeting the other financial tests in the MLP Senior Secured Notes, New Senior Notes, New Credit Facility and the Additional Credit Facility. However, if the OLP were to encounter any unexpected downturns in business operations, it could result in the Partnership not meeting certain financial tests in future quarters, including but not limited to, the MLP Senior Secured Notes Restricted Payment test. Depending on the circumstances, the Partnership would pursue alternatives to permit the continued payment of MQD to its Common Unitholders. No assurances can be given, however, that such alternatives will be successful with respect to any given quarter.

     Provided that certain remaining financial tests are satisfied, the subordination period will end and the Subordinated Units will convert to Common Units during the quarter beginning on August 1, 1999. The financial tests, among others, which apply to each of the three consecutive four quarter periods ending on July 31, 1999, are related to making the MQD on all Common and Subordinated Units. These are more fully described in Note D to the Consolidated Financial Statements provided herein. The Partnership met such financial tests for the four quarter periods ended July 31, 1997 and July 31, 1998, and made the Minimum Quarterly Distribution on all Units for the three quarters ended October 31, 1998, January 31, 1999, and April 30, 1999, respectively. There can be no assurance that the Partnership will meet the remaining financial test for the four quarter period ending July 31, 1999, and that the Subordinated Units will convert to Common Units during the quarter begining on August 1, 1999. Management believes, however, that it is reasonably probable that the Partnership will meet the remaining financial test and thus, the Subordinated Units will convert into Common Units during that quarter.

     Future maintenance and working capital needs of the Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on either of its revolving bank lines, the MLP or OLP may issue additional debt or the MLP may issue additional equity securities, including among others, Common Units.

     Toward this purpose, on January 25, 1999, the MLP filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") for the periodic sale of up to $300,000,000 in debt and/or equity securities. The registered securities would be available for sale by the Partnership in the future to fund acquisitions or to reduce indebtedness. Also, the Partnership maintains a shelf registration statement with the Commission for 1,800,322 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $77,372,000 for the nine months ended April 30, 1999, compared to $64,533,000 for the prior period. This increase in cash is primarily due to increased earnings before both an extraordinary loss on early extinguishment of debt and the non-cash employee stock ownership compensation charge partially offset by less cash generated from a decrease in propane inventory in fiscal year 1999 as compared to fiscal year 1998. Additional increases in cash from operations included reductions in changes in other current liabilities, including accrued profit sharing. Beginning in July 1998, profit sharing compensation costs were replaced by a non-cash employee stock ownership plan compensation expense.

     Investing Activities. During the nine months ended April 30, 1999, the Partnership made total acquisition capital expenditures of $33,202,000. This amount was funded by $27,915,000 cash payments, $5,088,000 of noncompete notes, $199,000 of Partnership units issued.

     During the nine months ended April 30, 1999, the Partnership made growth and maintenance capital expenditures of $20,558,000 consisting primarily of the following: 1) expanding storage facilities and additions to Partnership-owned customer tanks and cylinders, 2) installation of new payroll system software and upgrading other computer equipment and software 3) relocating and upgrading district plant facilities, and 4) vehicle lease buyouts. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

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

     Financing Activities. On August 4, 1998, the OLP issued $350,000,000 of new privately placed unsecured senior notes ("New Senior Notes") and entered into a $145,000,000 revolving credit facility ("New Credit Facility") with its existing bank. The proceeds of the New Senior Notes, which include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%, were used to redeem $200,000,000 of OLP fixed rate Senior Notes ("Senior Notes") issued in July 1994, including a 5% call premium, and to repay outstanding indebtedness under the revolving credit facility. As a result of these financings, the Partnership expects to continue to realize a decrease in interest expense during the last quarter of fiscal 1999 as compared to the prior year.

     The OLP entered into a credit facility agreement on April 30, 1999. This new facility ("Additional Credit Facility") provides for a $38,000,000 unsecured facility for acquisitions, capital expenditures, and general corporate purposes. The outstanding Additional Credit Facility balance at April 29, 2000, may be converted to a term loan and will be due and payable in full July 2, 2001.

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

     During  the nine  months  ended  April 30,  1999,  the  Partnership  repaid
$21,150,000 to its credit facility as it related to the funding of working capital, business acquisitions, and capital expenditure needs. At April 30, 1999, $30,600,000 of borrowings were outstanding under the revolving portion of the New Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $23,065,000. The Additional Credit Facility had no borrowings outstanding at April 30, 1999. At April 30, 1999, the Operating Partnership had $129,335,000 available for general corporate, acquisition and working capital purposes under its two credit facilities.

     On September 14, 1998, December 15, 1998, March 15, 1999 and June 14, 1999 the Partnership paid cash distributions of $0.50 per unit for each of the quarters ended July 31, 1998, October 31, 1998, January 31, 1999 and April 30, 1999, respectively.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board ("the FASB") recently issued the following new accounting standards: SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS Nos. 130, 131 and 132 are required to be adopted by the Partnership for the fiscal year ended July 31, 1999. The adoption of SFAS Nos. 130 and 132 are not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership is currently assessing the impact of SFAS No. 131 on disclosure requirements for the next year. Due to a recent decision by the FASB to postpone its implementation, SFAS No. 133 is required to be adopted by the Partnership for the fiscal year ended July 31, 2001. The adoption of SFAS Nos. 133 is not expected to have a material effect on the Partnership's financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt by entering into interest rate collar agreements. As of April 30, 1999, the Partnership had only $30,600,000 of variable rate debt and $25,000,000 notional amount of interest rate collar agreements effectively outstanding. Thus, assuming a material change in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt and the associated interest rate collar agreements is not material to the Partnership's financial position.

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

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $1,900,000 as of April 30, 1999. Actual results may differ.



                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          10.1 Short-Term Revolving Credit Agreement dated as of April 30, 1999, among Ferrellgas, L.P., Ferrellgas, Inc., Bank Of America National Trust And Savings Association, as agent, and the other financial institutions party hereto.

          27.1 Financial Data Schedule - Ferrellgas Partners, L.P. (filed in electronic format only).

          27.2 Financial Data Schedule - Ferrellgas Partners Finance Corp (filed in electronic format only).


          (b)  Reports on Form 8-K

               None filed during the quarter ended April 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 .
                                           FERRELLGAS PARTNERS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date: June 14, 1999                         By     /s/ Kevin T. Kelly
                                             ---------------------------------
                                              Kevin T. Kelly
                                              Vice President and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)



                                            FERRELLGAS PARTNERS FINANCE CORP.


Date: June 14, 1999                         By     /s/ Kevin T. Kelly
                                              ---------------------------------
                                              Kevin T. Kelly
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)