Form 10-K
period 1999-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1999-10-28
CIK 922358, 1012493

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 1999
                                       or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________

Commission file numbers   1-11331
                          333-06693

                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.

           (Exact name of registrants as specified in their charters)

      Delaware                                        43-1698480
      Delaware                                        43-1742520
------------------------------             ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of October 1, 1999, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $220,740,026.

At October 1, 1999, Ferrellgas Partners, L.P. had units outstanding as follows:
       31,307,116  Common Units
                0  Subordinated Units
Documents Incorporated by Reference:   None

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.

                          1999 FORM 10-K ANNUAL REPORT

                                Table of Contents
                                                                         Page
                                     PART I

ITEM     1.     BUSINESS...................................................1
ITEM     2.     PROPERTIES.................................................8
ITEM     3.     LEGAL PROCEEDINGS..........................................9
ITEM     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........9

                                     PART II

ITEM     5.     MARKET FOR THE REGISTRANT'S UNITS AND
                RELATED UNITHOLDER MATTERS..................................9
ITEM     6.     SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA............10
ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............11
ITEM    7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..19
ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................20
ITEM     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.........................20

                                    PART III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS..........20
ITEM    11.     EXECUTIVE COMPENSATION.......................................22
ITEM    12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT...............................................26
ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............28

                                     PART IV

ITEM    14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K...........................................28

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

Business of Ferrellgas, L.P.

     The Operating Partnership, a Delaware limited partnership, was formed on April 22, 1994, to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company", "Ferrellgas", and "General Partner"). The Company has retained a 1% general partner interest in the MLP and also holds a 1.0101% general partner interest in the OLP, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

General

     The Partnership is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids. The discussion that follows focuses on the Partnership's retail operations and its other operations, which consist primarily of propane and natural gas liquids trading and wholesale propane marketing operations, all of which were conveyed to the Partnership on July 5, 1994. All historical references prior to July 5, 1994 relate to the operations as conducted by the Company.

     The Partnership believes that it is the second largest retail marketer of propane in the United States as measured by gallons sold, serving more than 800,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through 520 retail outlets (excluding area offices) in 38 states, as of July 31, 1999. Some outlets serve interstate markets. Based upon information contained in industry publications for calendar year 1998, the Partnership believes that its retail operations account for approximately 8% of the retail propane gallons sold in the United States. For the Partnership's fiscal years ended July 31, 1999, 1998 and 1997, annual retail propane sales volumes were 680 million, 660 million, and 694 million gallons, respectively. The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on its customers' premises, as well as to portable propane cylinders.

     The Partnership also believes that it is a leading natural gas liquids trading company. Annual propane and natural gas liquids trading, wholesale propane and other sales volumes were approximately 0.8 billion, 1.0 billion, and
1.2 billion gallons during the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

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

     The Company's initial growth largely resulted from small acquisitions in the rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. In July 1984, the Company acquired propane operations with annual retail sales volumes of approximately 33 million gallons and in December 1986, the Company acquired propane operations with annual retail sales volumes of approximately 395 million gallons. These two major acquisitions and many other smaller acquisitions significantly expanded and diversified the Company's geographic coverage. Since 1986, Ferrellgas has acquired more than 100 smaller independent propane retailers, the largest of which were Skelgas Propane, Inc. ("Skelgas") acquired in May 1996 and Vision Energy Resources, Inc. ("Vision") acquired in November 1994. For the fiscal years ended July 31, 1999 to 1995, the Partnership (or its predecessor) invested approximately $48.7 million, $13.0 million, $38.8 million, $108.8 million, and $70.1 million, respectively, to acquire operations with annual retail sales of approximately 21.5 million, 4.4 million, 20.5 million, 111.8 million, and 70.0 million gallons of propane, respectively. Primarily as a result of this acquisition strategy, retail propane gallons sold by the Partnership (or its predecessor) increased from 68 million in fiscal 1986 to 680 million in fiscal 1999. The propane industry is relatively fragmented, with the ten largest retail distributors possessing approximately 33% of the total retail propane market and much of the industry consisting of more than 5,000 local or regional distributors. The Partnership believes the fragmented nature of the propane industry provides significant opportunities for growth through acquisitions.

   Business Strategy

     The Partnership's business strategy is to continue its historical focus on residential and commercial retail propane operations. The Partnership anticipates that its future growth will be achieved primarily through the acquisition of smaller retail propane operations throughout the United States and to a lesser extent through the expansion of its existing customer base by increased competitiveness and investment in internal growth opportunities. The Partnership believes that it has obtained a competitive advantage by promoting an entrepreneurial culture that empowers its employees to be responsive to individual customer needs. In addition, the Partnership believes this culture is supported and enhanced by the ownership of Ferrell by the ESOT for the sole benefit of the Company's employees.

     The Partnership intends to concentrate its acquisition activities in geographical areas in close proximity to the Partnership's existing operations and to acquire propane retailers that can be efficiently combined with such existing operations to provide an attractive return on investment after taking into account the efficiencies which may result from such combination. However, the Partnership will also pursue acquisitions which broaden its geographic coverage. The Partnership's goal in any acquisition will be to improve the operations and profitability of these smaller companies by integrating them into the Partnership's established supply network. The Partnership regularly evaluates a number of propane distribution companies which may be candidates for acquisition. The Partnership believes that there are numerous local retail propane distribution companies that are possible candidates for acquisition and that its geographic diversity of operations helps to create many attractive acquisition opportunities. The Partnership intends to fund acquisitions through internal cash flow, external borrowings or the issuance of additional Common Units or other securities. The Partnership's ability to accomplish these goals will be subject to the continued availability of acquisition candidates at prices attractive to the Partnership. There is no assurance the Partnership will be successful in sustaining the recent level of acquisitions or that any acquisitions that are made will prove beneficial to the Partnership.

         In addition to growth through acquisitions, the Partnership believes that it may also achieve growth within its existing propane operations. As a result of its experience in responding to competition and in implementing more efficient operating standards, the Partnership believes that it has positioned itself to be more successful in direct competition for customers. The Partnership currently has marketing programs underway that focus specific resources toward this effort.

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

     In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for certain industrial applications, including use as engine fuel, which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.

     The retail propane marketing business generally involves large numbers of small volume deliveries averaging approximately 200 gallons each. The market areas are generally rural, but also include suburban areas for industrial applications where natural gas service is not available.

     The Partnership utilizes marketing programs targeting both new and existing customers by emphasizing its efficiency in delivering propane to customers as well as its employee training and safety programs. The Partnership sells propane primarily to three markets: residential, industrial/commercial, and agricultural and other (principally to other propane retailers and as engine fuel). During the fiscal year ended July 31, 1999, sales to residential customers accounted for 56% of retail gross profit, sales to industrial and other commercial customers accounted for 32% of retail gross profit, and sales to agricultural and other customers accounted for 12% of retail gross profit. Residential sales have a greater profit margin, more stable customer base and tend to be less sensitive to price changes than the other markets served by the Partnership. No single customer of the Partnership accounted for 10% or more of the Partnership's consolidated revenues in fiscal 1999.

     Profits in the retail propane business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane in the contract and spot markets, primarily from major oil companies, on a short-term basis; therefore, its supply costs fluctuate with market price fluctuations. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term, because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced, at least for the short-term, until retail prices can be increased. Retail propane customers typically lease their storage tanks from their propane distributors. Over 70% of the Partnership's customers lease their tanks from the Partnership. The lease terms and, in some states, certain fire safety regulations, require leased tanks to be filled only by the propane supplier that owns the tank. The cost and inconvenience of switching tanks minimizes a customer's tendency to switch suppliers of propane on the basis of minor variations in price.

     The retail market for propane is seasonal because propane is used primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in the second and third fiscal quarters (November through April). In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, price and other factors, although the Partnership believes that the broad geographic distribution of its operations helps to minimize exposure to regional weather or economic patterns. Long-term, historic weather data from the National Climatic Data Center indicates that the average annual temperatures have remained relatively constant over the last 30 years with fluctuations occurring on a year-to-year basis only. During times of colder-than-normal winter weather, the Company has been able to take advantage of its large, efficient distribution network to help avoid supply disruptions such as those experienced by some of its competitors, thereby broadening its long-term customer base.

   Supply and Distribution

     The Partnership purchases propane primarily from major domestic oil companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. As a result of (i) the Partnership's ability to buy large volumes of propane and (ii) the Partnership's large distribution system and underground storage capacity, the Partnership believes it is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. The Partnership is not dependent upon any single supplier or group of suppliers, the loss of which would have a material adverse effect on the Partnership. For the year ended July 31, 1999, no supplier provided more than 10% of the Partnership's total propane purchases. A portion of the Partnership's propane inventory is purchased under supply contracts which typically have a one year term and a fluctuating price relating to spot market prices. Additionally, the Partnership will enter into fixed price contracts which have terms of less than one year. Certain of the Partnership's contracts specify minimum and maximum amounts of propane to be purchased thereunder. The Partnership may purchase and store inventories of propane in order to help insure uninterrupted deliverability during periods of extreme demand. The Partnership owns three underground storage facilities with an aggregate capacity of approximately 206 million gallons. Currently, approximately 173 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     Propane is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to retail distribution outlets and wholesale customers by railroad tank cars leased by the Partnership and highway transport trucks owned or leased by the Partnership. Common carrier transport trucks may be used during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. Propane is then transported from the Partnership's retail distribution outlets to customers by its fleet of 1,586 bulk delivery trucks, which are fitted generally with 2,000 to 3,000 gallon propane tanks. Propane storage tanks located on the customers' premises are then filled from the delivery truck. Propane is also delivered to customers in portable cylinders.

Industry and Competition

   Industry

     Based upon industry publications, propane accounts for approximately 3% to 4% of household energy consumption in the United States, an average level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is cheaper than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. The Partnership's residential retail propane customers, therefore, will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Likewise, the Partnership may be unable to expand its customer base in areas where fuel oil is widely used, particularly the Northeast United States, unless propane becomes significantly less expensive than fuel oil. Alternatively, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price. The Partnership believes that propane generally is becoming increasingly favored over fuel oil and other alternative sources of fuel as an environmentally preferred energy source.

   Competition

     In addition to competing with marketers of other fuels, the Partnership competes with other companies engaged in the retail propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger multi-state marketers, and the smaller, local independent marketers, including recent entrants such as certain rural electric cooperatives. Based upon industry publications, the Partnership believes that the ten largest multi-state retail marketers of propane, including the Partnership, account for approximately 33% of the total retail sales of propane in the United States. Based upon information contained in industry publications for calendar year 1998, the Partnership also believes no single marketer has a greater than 10% share of the total market in the United States and that the Partnership is the second largest retail marketer of propane in the United States, with a market share of approximately 8% as measured by volume of national retail propane sales.

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

Other Operations

     The other operations of the Partnership, which do not constitute reportable segments as described by Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Other Information", consist principally of trading and wholesale propane marketing. The Partnership, through its natural gas liquids trading and wholesale marketing operations, has become one of the leading independent traders of propane and natural gas liquids in the United States. The Partnership owns no properties that are material to these operations. These operations may utilize available space in the Partnership's underground storage facilities in the furtherance of these businesses. Because the Partnership possesses a large distribution system, underground storage capacity and the ability to buy large volumes of propane, the Partnership believes that it is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

   Trading

     The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Partnership primarily trades products purchased from its over 100 suppliers; however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents approximately 70% of the Partnership's total trading volume, with the remainder consisting principally of various other natural gas liquids. The Partnership attempts to minimize trading risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through credit checks and application of its credit policies. However, there can be no assurance that historical experience or the existence of such policies will prevent trading losses in the future. For the Partnership's fiscal years ended July 31, 1999, 1998 and 1997 net revenues of $7.7 million, $7.5 million, and $5.5 million, respectively, were derived from trading activities.


   Wholesale Marketing

     The Partnership engages in the wholesale marketing and distribution of propane to other retail propane distributors. During the fiscal years ended July 31, 1999, 1998 and 1997, the Partnership sold 103 million, 136 million, and 123 million gallons, respectively, of propane to wholesale customers and had revenues attributable to such sales of $33.8 million, $49.9 million, and $57.5 million, respectively.

Employees

     The Partnership has no employees and is managed by the General Partner pursuant to the Partnership Agreement. At July 31, 1999, the General Partner had 3,625 full-time employees and 838 temporary and part-time employees. The General Partner's full-time employees were employed in the following areas:

                    Retail Locations                                                                  3,065
                    Transportation and Storage                                                          241
                    Corporate Offices (Liberty, MO & Houston, TX)                                       319
                                                                                                 -----------
                            Total                                                                     3,625
                                                                                                 ===========

     Approximately   one  percent  of  the  General   Partner's   employees  are
represented by six local labor unions, which are all affiliated with the International Brotherhood of Teamsters. The General Partner has not experienced any significant work stoppages or other labor problems.

     The Partnership's supply, trading, wholesale marketing, distribution scheduling and product accounting functions are operated primarily out of the Partnership's offices located in Houston, by a total full-time corporate staff of 72 people.

Governmental Regulation; Environmental and Safety Matters

     From August 1971 until January 1981, the United States Department of Energy regulated the price and allocation of propane. The Partnership is no longer subject to any similar regulation.

     Propane is not a hazardous substance within the meaning of federal and state environmental laws. In connection with all acquisitions of retail propane businesses that involve the purchase of real estate, the Partnership conducts a due diligence investigation to attempt to determine whether any substance other than propane has been sold from or stored on any such real estate prior to its purchase. Such due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers' compliance with environmental laws and visual inspections of the properties.

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

     The Partnership believes it is in material compliance with all governmental regulations and industry standards applicable to environmental and safety matters. In June 1998, the DOT established a formal Regulation Negotiation Committee to address emergency discharge control issues and the Partnership was granted a seat on this committee. These negotiations were completed successfully in April of 1999 and the new regulations became effective on July 1, 1999 with various requirements phased in over the next seven years. The Partnership is in full compliance with the current regulatory requirements and is working with both the DOT and outside experts to fully test emergency discharge control systems that comply with the new requirements as they become effective. The Partnership expects to meet all regulatory requirements on or before their effective date.

Service Marks and Trademarks

     The Partnership markets retail propane under the "Ferrellgas", "Puget Propane", "Seacrist Fuels", and "Elk Grove Gas & Oil", tradenames. The Partnership uses the tradenames "Ferrell North America" and "American Energy Incorporated" for its wholesale operations and uses the tradename "Ferrell Transport" for most of its third party hauling and oil field services operations. In addition, the Partnership has a trademark on the name "FerrellMeter," its patented gas leak detection device. The Company contributed all of its rights, title and interest in such tradenames and trademark in the continental United States to the Partnership. The General Partner will have an option to purchase such tradenames and trademark from the Partnership for a nominal value if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for any other reason, it will have the option to purchase such tradenames and trademark from the Partnership for fair market value.

Business of  Ferrellgas Partners Finance Corp.

Ferrellgas Partners Finance Corp. (the "Finance Corp"), a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of the MLP. The Finance Corp has nominal assets and does not conduct any operations, but serves as a co-obligor for securities issued by the MLP. Accordingly, a discussion of the results of operations, liquidity and capital resources of the Finance Corp is not presented. Certain institutional investors that might otherwise be limited in their ability to invest in securities issued by the MLP by reasons of the legal investment laws of their states of organization or their charter documents, may be able to invest in the MLP's securities because the Finance Corp is a co-obligor. See the notes to the Finance Corp's financial statements for a discussion of the securities with respect to which the Finance Corp is serving as a co-obligor.

ITEM 2.       PROPERTIES.

     The Partnership owns or leases the following transportation equipment which is utilized primarily in retail operations.
                                                                              Owned       Leased      Total
         Truck tractors ..................................................        87         81          168
         Transport trailers................................................      279         32          311
         Bulk delivery trucks..............................................      690        896        1,586
         Pickup and service trucks.........................................      923        540        1,463
         Railroad tank cars................................................        -        222          222

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

     Approximately 715,000 propane tanks are owned by the Partnership, most of which are located on customer property and leased to those customers. The Partnership also owns approximately 646,000 portable propane cylinders, most of which are leased to industrial and commercial customers.

     The Partnership owns underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah. At July 31, 1999, the capacity of these facilities approximated 114 million gallons, 87 million gallons, and 5 million gallons, respectively (an aggregate of approximately 206 million gallons). Currently, approximately 173 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     The Partnership owns the land and two buildings (50,245 square feet of office space) comprising its corporate headquarters in Liberty, Missouri, and leases 27,696 square feet of office space in Houston, Texas, where its trading and wholesale marketing operations are primarily located.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended July 31, 1999.

                                                      PART II

ITEM 5.       MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

     The Common Units, representing common limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange ("NYSE") under the symbol FGP. The Common Units began trading on June 28, 1994, at an initial public offering price of $21.00 per Common Unit. As of October 1, 1999, there were 747 registered Common Unitholders of record. The following table sets forth the high and low sales prices for the Common Units on the NYSE and the cash distributions declared per Common Unit for the periods indicated.

                                  Common Unit Price Range
                        ---------------------------------------------  Distributions
                                High                  Low           Declared per Unit
                        --------------------- -------------------- ---------------------
                          1998       1999       1998       1999       1998       1999
                        ---------- ---------- ---------- ---------- ---------- ----------
First Quarter             $24.25     $20.94     $22.63     $19.13     $0.50      $0.50
Second Quarter             23.25      21.75      22.00      17.00      0.50       0.50
Third Quarter              22.63      18.88      20.25      16.00      0.50       0.50
Fourth Quarter             21.94      17.94      20.25      16.69      0.50       0.50

     During 1994, the Partnership also issued Subordinated Units, all of which were held by Ferrell, for which there was no established public trading market. Effective August 1, 1999, the Subordinated Units converted into Common Units and will be subsequently registered and listed on the NYSE. The Subordinated Units and the conversion to Common Units are more fully described in Notes C and F to the Consolidated Financial Statements provided herein.

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

ITEM 6.       SELECTED HISTORICAL FINANCIAL DATA.

     The following table presents selected consolidated historical financial data of the Partnership.

                                       (in thousands, except per unit data)

                                                           Ferrellgas Partners L.P.
                                         --------------------------------------------------------------
                                                              Year Ended July 31,
                                         ---------------------------------------------------------------
                                            1999          1998         1997        1996         1995
                                         ------------ ------------ ------------ ----------- ------------
Income Statement Data:
Total revenues                             $ 624,149    $ 667,353    $ 804,298   $ 653,640    $ 596,436
Depreciation and amortization                 47,257       45,009       43,789      37,024       32,014
ESOP compensation charge                       3,295          350       -           -            -
Operating income                              62,339       52,760       68,819      62,506       55,927
Interest expense                              46,621       49,129       45,769      37,983       31,993
Earnings before minority interest and
extraordinary loss                            14,783        4,943       23,218      24,312       23,820
Basic earnings per limited partner
unit-Earnings before extraordinary loss         0.47         0.16         0.74        0.77         0.76
Cash distributions declared per unit (1)        2.00         2.00         2.00        2.00         1.65

Balance Sheet Data (at end of period):
Working capital                            $ (4,567)      $ (443)     $ 18,111    $ 15,294     $ 28,928
Total assets                                 656,745      621,223      657,076     654,295      578,596
Long-term debt                               583,840      507,222      487,334     439,112      338,188

Partners' Capital:
Common Unitholders                           $ 1,215     $ 27,985     $ 52,863    $ 71,323     $ 84,489
Subordinated Unitholders                    (10,516)       19,908       50,337      71,302       91,824
General Partner                             (59,553)     (58,976)     (58,417)    (58,016)     (57,676)
Accumulated other comprehensive income         (797)       -            -           -            -

Operating Data:
Retail propane sales volumes (in             680,477      659,932      693,995     650,214      575,935
gallons)

Capital expenditures (2):
        Maintenance                         $ 10,505     $ 10,569     $ 10,137     $ 6,657      $ 8,625
        Growth                                15,238       10,060        6,055       6,654       11,097
        Acquisition                           48,749       13,003       38,780     108,803       70,069
                                         ------------ ------------ ------------ ----------- ------------
             Total                           $ 74,492     $ 33,632     $ 54,972   $ 122,114     $ 89,791
                                         ============ ============ ============ =========== ============
Supplemental Data:
Adjusted earnings before depreciation,
amortization, interest and taxes (3):       $112,891      $98,119     $112,608     $99,530      $87,941
Net cash provided by operating               $92,502      $74,337      $75,087     $65,096      $66,030
activities


(1) No cash distributions were declared by the Partnership from inception to July 31, 1994. The $1.65 distribution declared for fiscal year 1995 includes the following (a) a $0.65 distribution made at the end of the 1995 first quarter which included $0.50 for the first quarter of fiscal 1995 and $0.15 for the period from inception to July 31, 1994, (b) a $0.50 distribution for the second quarter of fiscal 1995, and (c) and a $0.50 distribution for the third quarter of fiscal 1995.

(2) The Partnership's capital expenditures fall generally into three categories: (i) maintenance capital expenditures, which include capitalized expenditures for repair and replacement of property, plant and equipment;
     (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate expansion of the Partnership's customer base and operating capacity; and (iii) acquisition capital expenditures, which include expenditures related to the acquisitions of retail propane operations. Acquisition capital expenditures represent total cost of acquisition less working capital acquired.

(3) Adjusted EBITDA is calculated as operating income plus depreciation and amortization and an ESOP related non-cash compensation charge. Adjusted EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. Adjusted EBITDA is a non-GAAP measure, but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. Adjusted EBITDA, as defined by the Partnership, may not be comparable to similarly reported measures reported by other companies. In addition, adjusted EBITDA is not intended as an alternative to earnings from continuing operations or net earnings.


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

Forward-looking statements

     Statements included in this report that are not historical facts, including statements concerning possible acquisition growth, regulatory compliance, Year 2000 compliance, and the belief that the OLP will have sufficient funds to meet its obligations and to enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and sufficient funds to pay the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units, are forward-looking statements.

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include but are not limited to the following: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) identifying attractive acquisition candidates, acquiring them on economically acceptable terms, or successfully integrating them into our existing operations and making cost saving changes, d) the availability of capacity to transport propane to market areas, e) competition from other energy sources and within the propane industry, f) operating risks incidental to transporting, storing, and distributing propane, g) changes in interest rates,
h) governmental legislation and regulations, i) energy efficiency and technology trends, j) Year 2000 compliance and k) other factors that are discussed in the Risk Factor section of the Partnership's most recent 1933 Act filing with the Securities and Exchange Commission, Amendment No. 1 to Form S-3 Registration Statement, as filed February 5, 1999.

Year 2000 Compliance

     Many computer systems and applications in use throughout the world today may not be able to appropriately interpret dates beginning in the year 2000 ("Year 2000" issue). As a result, this problem could have adverse consequences on the operations of companies and the integrity of information processing.

     The Partnership began the process in 1997 of identifying and correcting its computer systems and applications that were exposed to the Year 2000 issue. The Partnership initially focused on the systems and applications that were considered critical to its operations and services for supplying propane to its customers and to its ability to account for those business services accurately. These critical areas include the retail propane accounting and operations system (including related computer hardware), financial accounting and reporting system, supply and distribution accounting and operating system, payroll system, local and wide area networks and electronic mail systems. The supply and distribution accounting and operating system, payroll system, financial accounting and reporting system, the retail propane accounting and operations system, and the local and wide area networks are believed to be Year 2000 compliant. The Partnership is nearing completion of the conversion of the electronic mail system and the retail propane computer equipment and expects both to be Year 2000 compliant by the beginning of November 1999. One of the key steps to achieving Year 2000 compliance is the installation of new personal computers at nearly all retail outlets. The Partnership had planned the upgrade of the these computers for business reasons unrelated to Year 2000 issues. The Partnership has acquired all necessary computers and is currently in the process of loading the appropriate software and delivering to each retail location.

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

     The Partnership conducts business with several hundred outside suppliers. While no single supplier is considered material to the Partnership, a combined number could constitute a material amount to the Partnership. The Partnership has reviewed its largest suppliers, particularly liquid petroleum gas suppliers, to obtain appropriate assurances that they are, or will be, Year 2000 compliant. This review included general public disclosures made by the supplier, general questionnaires and direct contact with suppliers regarding specific facilities. While no supplier will provide assurances regarding Year 2000 compliance or the effect from external factors on their operations, our review has indicated suppliers are addressing Year 2000 issues. If compliance by the Partnership's suppliers is not achieved in a timely manner, it is unknown what effect, if any, the Year 2000 issue could have on the Partnership's operations.

     The Partnership has evaluated its Year 2000 issues and does not expect that the total cost of related modifications and conversions will have a material effect on its financial position, results of operations or cash flows. Such costs are being expensed as incurred. To date, the Partnership has incurred approximately $875,000 to identify and correct its Year 2000 issues. This expense has been primarily related to its critical systems and applications. It is estimated that in the remaining calendar year 1999 the Partnership will incur an additional $100,000 to identify and correct its Year 2000 issues. The Partnership does not anticipate significant purchases of computer software or hardware as a result of its Year 2000 issue and does not believe that the correction of any Year 2000 issues will delay or eliminate other scheduled computer upgrades and replacements. Despite the Partnership's efforts to address and remediate the Year 2000 issue, there can be no assurance that all critical areas and non-critical applications will continue without interruption through January 1, 2000 and beyond.


General

     The Partnership is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids. The Partnership's revenue is derived primarily from the retail propane marketing business. The Partnership believes that it is the second largest retail marketer of propane in the United States, based on gallons sold, serving more than 800,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 520 retail outlets (excluding area offices). Annual retail propane sales volumes were 680 million, 660 million, and 694 million gallons for the fiscal years ended July 31, 1999, 1998, and 1997, respectively.

     The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel, which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.

   The Partnership is also engaged in the trading of propane and other natural gas liquids and wholesale propane marketing. Through its natural gas liquids trading and wholesale marketing operations, the Partnership is one of the leading independent traders of propane and natural gas liquids in the United States.

   The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Partnership primarily trades products purchased from its over 100 suppliers, however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents approximately 70% of the Partnership's total trading volume, with the remainder consisting principally of various other natural gas liquids. For the Partnership's fiscal years ended July 31, 1999, 1998 and 1997, net revenues from trading activities were $7.7 million, $7.5 million, and $5.5 million, respectively.

Selected Quarterly Financial Data

     Due to the seasonality of the retail propane business, first and fourth quarter revenues, gross profit and net earnings are consistently less than the comparable second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, variations in the weather and fluctuations in propane prices.

The following presents the Partnership's selected quarterly financial data for the two years ended July 31, 1999.



Fiscal year ended July 31, 1999
(in thousands, except per unit data)
                                          First Quarter(1)       Second Quarter        Third Quarter        Fourth Quarter
                                         -----------------    -----------------     -----------------     ----------------

Revenues                                         $130,339             $230,077              $169,892              $93,841
Gross profit                                       71,627              128,749                99,721               50,664
Earnings (loss) before
   extraordinary loss                            (11,221)               39,915                13,629             (27,540)
Earnings (loss) before
   extraordinary loss per
   limited partners unit - basic
   and diluted                                     (0.35)                 1.26                  0.43               (0.87)
Net earnings (loss) (1)                          (24,007)               39,915                13,629             (27,540)

(1)  Reflects a $12,786 extraordinary loss on early retirement of debt, net of minority interest of $130.

Fiscal year ended July 31, 1998
(in thousands, except per unit data)
                                          First Quarter       Second Quarter        Third Quarter         Fourth Quarter
                                         ----------------     ----------------      ---------------      -----------------

Revenues                                        $153,205             $248,811             $175,167              $90,170
Gross profit                                      66,589              117,932               89,449               50,783
Net earnings (loss)                             (13,311)               32,759               10,775             (25,280)
Net earnings (loss) per
   limited partner unit - basic
   and diluted                                    (0.42)                 1.04                 0.34               (0.80)


Results of Operations

   Fiscal Year Ended July 31, 1999 versus Fiscal Year Ended July 31, 1998

     Total Revenues. Total gas liquids and related product sales decreased 7.1% to $578,025,000 as compared to $622,423,000 in the prior year, primarily due to a decrease in sales price per gallon as a result of the lower wholesale cost of propane experienced in the current year, the effects of warmer weather, and a decrease in revenues from wholesale propane marketing, partially offset by the effect of acquisitions of propane businesses. The winter of fiscal 1999 was reported as the second warmest winter in recorded history. For the year, temperatures were 9% warmer than normal and 1% warmer than the same period last year as reported by the American Gas Association.


     A generally lower wholesale product cost environment experienced during fiscal 1999 caused a significant decrease in the sales price per gallon as compared to fiscal 1998. Retail volumes increased by 3.1% or 20,545,000 gallons, primarily due to acquisitions.

     Gross Profit. Gross profit increased 8.0% to $350,761,000 as compared to $324,753,000 during fiscal 1998. Retail operations results increased primarily due to increased retail margins and an increase in volumes attributed to acquisitions, partially offset by decreased volumes attributed to warmer weather.

     Operating Expenses. Operating expenses increased 3.4% to $205,720,000 in fiscal 1999 as compared to $199,010,000 in fiscal 1998. This year's operating expenses increased due to acquisition-related increases in personnel costs, plant and office expenses, vehicle and other expenses and also due to performance and merit compensation increases.

     Vehicle and Tank Lease Expense. Vehicle and tank lease expense increased by $2,849,000 due to the utilization of operating lease financing to fund fleet upgrades and replacements.

     Interest Expense. Interest expense decreased 5.1% as compared to the prior year. This decrease was primarily the result of a decrease in the overall average interest rate paid by the Partnership on its borrowings as a result of the refinancing of fixed rate debt and existing revolving credit facility balances, partially offset by the effect of increased borrowings for acquisition and growth capital expenditures (see Financing Activities following).

     Extraordinary item. During fiscal year 1999, the Partnership recognized an extraordinary loss of $12,786,000 net of a minority interest of $130,000. The gross extraordinary loss included a payment of a 5% premium and a write-off of unamortized financing costs of $2,916,000, resulting primarily from the early extinguishment of $200,000,000 of its fixed rate senior notes.

   Fiscal Year Ended July 31, 1998 versus Fiscal Year Ended July 31, 1997

     Total Revenues. Total gas liquids and related product sales decreased 18.1% to $622,423,000 as compared to $759,941,000 in the prior year, primarily due to a decrease in sales price per gallon as a result of the unusually higher wholesale cost of propane experienced in the previous year, the effects of the warmer weather, partially offset by acquisitions of propane businesses.

     A less volatile propane market during fiscal 1998 caused a significant decrease in the cost of product, which in turn caused a decrease in sales price per gallon as compared to fiscal 1997. Retail volumes decreased by 4.9% or 34,063,000 gallons, primarily due to the decrease in volumes related to the unusually warm winter during fiscal 1998, attributable in large part to the El Nino weather phenomenon. The winter of fiscal 1998 was reported as the third warmest winter in recorded history. For the year, temperatures were 8% warmer than normal and 4% warmer than the same period last year as reported by the American Gas Association. The warmer than normal temperatures were also compounded by other El Nino related weather factors such as reduced wind chill, humidity, snow and cloud cover, all of which contributed to lower a demand for propane and a decrease in earnings for the Partnership.

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

     Operating Expenses. Operating expenses increased slightly to $199,010,000 in fiscal 1998 as compared to $198,298,000 in fiscal 1997. Fiscal year 1998 operating expenses were impacted by decreased variable expenses, resulting from reduced gallon deliveries due to the warmer weather, offset by increased expenses associated with acquisitions.

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


Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 2000, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the $160,000,000 senior secured notes issued in April 1996 ("MLP Senior Secured Notes") and enable it to distribute the Minumum Quarterly Distribution ("MQD") ($0.50 per Unit) on all Common Units.

     The MLP Senior Secured Notes, the $350,000,000 OLP senior notes ("New Senior Notes"), the amended and restated OLP credit facility ("Credit Facility") and the additional OLP revolving credit agreement ("Additional Credit Facility") (See Financing Activities following) contain several financial tests which restrict the Partnership's ability to pay distributions, incur indebtedness and engage in certain other business transactions. These tests, in general, are based on the ratio of the MLP's and OLP's consolidated cash flow to fixed charges, primarily interest expense. Because the Partnership is more highly leveraged at the MLP than at the OLP, the tests related to the MLP Senior Secured Notes are more sensitive to fluctuations in consolidated cash flows and fixed charges. The most sensitive of the MLP related tests restricts the Partnership's ability to make certain Restricted Payments which includes, but is not limited to, the payment of the Minimum Quarterly Distribution ("MQD") to unitholders.

     Although the MLP's financial performance during fiscal 1999 was adversely impacted by unseasonably warm temperatures, the Partnership believes it will continue to meet the MLP Senior Secured Notes Restricted Payment test during fiscal 2000, in addition to meeting the other financial tests in the MLP Senior Secured Notes, New Senior Notes, Credit Facility and Additional Credit Facility agreements. However, if the OLP were to encounter any unexpected downturns in business operations, it could result in the Partnership not meeting certain financial tests in future quarters, including but not limited to, the MLP Senior Secured Notes Restricted Payment test. Depending on the circumstances, the Partnership would pursue alternatives to permit the continued payment of the MQD to its Common Unitholders. No assurances can be given, however, that such alternatives will be successful with respect to any given quarter.

     Because certain financial tests were satisfied during fiscal years 1997, 1998 and 1999 pursuant to the Agreement of Limited Partnership of Ferrellgas Partners, L.P., the Subordinated Units converted to Common Units effective August 1, 1999. One of the primary financial tests applied to each of the three consecutive four quarter periods ending on July 31, 1999, and related to making the MQD on all Common and Subordinated Units. These financial tests are more fully described in Note C to the Consolidated Financial Statements provided herein.

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

     Toward this purpose, on February 5, 1999, the MLP filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") for the periodic sale of up to $300,000,000 in debt and/or equity securities. The registered securities would be available for sale by the Partnership in the future to fund acquisitions or to reduce indebtedness. Also, the MLP maintains a shelf registration statement with the Commission for 2,010,484 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $92,502,000 for the year ended July 31, 1999, compared to $74,337,000 in the prior year. This increase was primarily due to increased earnings before an extraordinary loss on early extinguishment of debt, the increased non-cash employee stock ownership compensation charge, and the effect of trading operations and acquisitions on the net increase in receivables, inventory and payables.

     Investing  Activities.  The  Partnership  made  total  acquisition  capital expenditures of $50,049,000 during fiscal 1999. This amount was funded by $43,838,000 cash payments, $6,012,000 of noncompete notes and other consideration and $199,000 of Common Units issued.

     During the year ended July 31, 1999, the Partnership made growth and maintenance capital expenditures of $25,743,000 primarily for the following purposes: 1) additions to Partnership-owned underground storage and related facilities, customer tanks and cylinders, 2) relocating and upgrading district plant facilities, 3) upgrading computer equipment and software and 4) vehicle lease buyouts. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership leases additions to its vehicle and transportation equipment fleet of light and medium duty trucks and tractors. The Partnership believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues to seek expansion of its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership equity securities. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 2000, the Partnership does not expect an increase in growth and maintenance capital expenditures as compared to fiscal 1999 levels.

     Financing Activities. On August 4, 1998, the OLP issued $350,000,000 of new privately placed unsecured senior notes ("New Senior Notes") and entered into a $145,000,000 revolving credit facility ("Credit Facility") with its existing banks. The proceeds of the New Senior Notes, which include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%, were used to redeem $200,000,000 of OLP 10% fixed rate Senior Notes ("Senior Notes") issued in July 1994, including a 5% call premium, and to repay outstanding indebtedness under the then existing OLP revolving credit facility. Because these financing activities occurred at the beginning of fiscal 1999, the Partnership does not expect a decrease in interest expense resulting from this transaction during fiscal 2000.

     The OLP entered into an additional credit facility agreement on April 30, 1999. This new facility ("Additional Credit Facility") provides for a $38,000,000 unsecured facility for acquisitions, capital expenditures, and general corporate purposes. The outstanding Additional Credit Facility balance at April 29, 2000, may be converted to a term loan and will be due and payable in full July 2, 2001. See Note E to the Consolidated Financial Statements included elsewhere in this report for additional information regarding the New Senior Notes, the Credit Facility and the Additional Credit Facility.

     On July 17, 1998, all of the outstanding common stock of Ferrell was purchased by the newly established ESOT. As a result of this change in control in the ownership of Ferrell, and indirectly in the General Partner, the MLP, pursuant to the MLP Senior Secured Note Indenture, was required to offer to purchase the outstanding notes at a price of 101% of the principal amount thereof. The offer to purchase was made on July 27, 1998 and expired August 26, 1998. Upon the expiration of the offer, the MLP accepted for purchase $65,000 of the notes which were all of the notes tendered pursuant to the offer. The MLP assigned its right to purchase the notes to a third party. See Note E to the Consolidated Financial Statements included elsewhere in this report for additional details regarding the offer to purchase the MLP Senior Secured Notes.

     During  the  fiscal  year ended July 31,  1999,  the  Partnership  borrowed
$57,449,000 under its $145,000,000 Credit Facility to fund expected seasonal working capital needs, business acquisitions, and capital expenditures. In addition, letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $32,178,000. The Additional Credit Facility had no borrowings outstanding at July 31, 1999. At July 31, 1999, the Operating Partnership had $72,022,000 available for general corporate, acquisition and working capital purposes under its two credit facilities. The Partnership typically has significant cash needs during the first fiscal quarter due to seasonal low revenues, increasing inventories and the Partnership's cash distribution paid in mid-September.

     On April 26, 1996, the MLP issued the MLP Senior Secured Notes. These notes will be redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. Interest is payable semi-annually in arrears on June 15 and December 15.

     To offset the variable rate characteristic of the revolving credit facility borrowings, the OLP has entered into an interest rate collar agreement, expiring December 2001 with a major bank, that effectively limits interest rates on a certain notional amount between 5.05% and 6.5% under the current pricing arrangement. At July 31, 1999, the total notional principal amount of this agreement was $25,000,000.

     During the year ended July 31, 1999, the Partnership paid cash distributions of $2.00 per limited partner unit. These distributions covered the period from May 1, 1998 to April 30, 1999. On August 19, 1999, the Partnership declared its fourth-quarter cash distribution of $0.50 per limited partner unit, which was paid September 14, 1999. The Partnership's annualized distribution is presently $2.00 per limited partner unit.

     The MLP Senior Secured Notes, New Senior Notes, Credit Facility and Additional Credit Facility contain various restrictive covenants applicable to the MLP and the OLP, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. The MLP and the OLP are in compliance with all requirements, tests, limitations and covenants related to the MLP Senior Secured Notes, New Senior Notes, Credit
Facility and Additional Credit Facility. The New Senior Notes and credit facility agreements have similar restrictive covenants to the Senior Notes and credit facility agreements that were replaced.

New Accounting Pronouncements

     In fiscal 1999, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Partnership implemented SFAS No. 130 by changing the format of the statement of partners' capital to include the reporting of comprehensive income. SFAS No. 130 also introduced "accumulated other comprehensive income", a new balance sheet item, to reflect the cumulative activity for other comprehensive income. SFAS No. 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. In determining our reportable segments under the provisions of SFAS No. 131, the Partnership examined the way it organizes its business internally for making operating decisions and assessing business performance. Based on this examination, the Partnership has determined that it has a single reportable operating segment which engages in the distribution of propane and related equipment and supplies. No single customer represents 10% or more of consolidated revenues. In addition, nearly all of the Partnership's revenues are derived from sources within the U.S., and all of its long-lived assets are located in the U.S.

     The Financial Accounting Standards Board recently issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", is required to be adopted by the Partnership for the first quarter of fiscal 2001. The Partnership is currently assessing its impact on the Partnership's financial position, results of operations and cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt by entering into interest rate collar agreements.

     The Partnership has $78,800,000 in variable rate debt outstanding at July 31, 1999. Moreover the Partnership has only $25,000,000 notional amount of interest rate collar agreements outstanding. Thus, assuming a 100 basis point change increase in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt and the associated interest rate collar agreements is not material to the financial statements.

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

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $5,041,000 as of July 31, 1999. Actual results may differ.

     Further discussion of the risk management activities and accounting for derivative commodity contracts is contained in the accompanying notes to the Consolidated Financial Statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Partnership's Consolidated Financial Statements and the Independent Auditors' Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Item 7 for Selected Quarterly Financial Data.

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

     The General Partner has appointed persons who are neither officers nor employees of the General Partner or any affiliate of the General Partner to serve on a committee of the Partnership (the "Audit Committee") with the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. The Audit Committee will only review matters relating to conflicts of interest at the request of the General Partner, and the General Partner has sole discretion to determine which matters, if any, to submit to the Audit Committee. In addition, the Audit Committee has the authority and responsibility for selecting the Partnership's independent public accountants, reviewing the Partnership's annual audit, and resolving accounting policy questions. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all unitholders of the Partnership and not a breach by the General Partner of any duties it may owe the Partnership or the Unitholders.

     The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At July 31, 1999, 3,625 full-time and 838 temporary and part-time individuals were employed by the General Partner.

Directors and Executive Officers of the General Partner

     The following table sets forth certain information with respect to the directors and executive officers of the General Partner at October 11, 1999. Each of the persons named below is elected to their respective office or offices annually. Only Mr. Ferrell and Mr. Sheldon have entered into employment agreements with the General Partner. See Employment Agreements.



                                    Director
Name                                            Age          Since       Position
James E. Ferrell                                60           1984        Chairman of the Board and a Director
                                                                         of the General Partner

Danley K. Sheldon                               41           1998        Chief Executive Officer, President and
                                                                         a Director of the General Partner

Patrick J. Chesterman                           49                       Executive Vice President and Chief
                                                                         Operating Officer - Ferrellgas North
                                                                         America and Ferrellgas-Houston

James M. Hake                                   39                       Senior Vice President, Acquisitions

Kenneth G. Atchley                              36                       Vice President, Chief Operating
                                                                         Officer-Western U.S.

Boyd H. McGathey                                40                       Vice President, Chief Operating
                                                                         Officer-Eastern U.S.

Kevin T. Kelly                                  34                       Vice President, Chief Financial
                                                                         Officer and Treasurer

Patrick J. Walsh                                46                       Vice President, Administration

A. Andrew Levison                               43           1994        Director of the General Partner

Elizabeth T. Solberg                            60           1998        Director of the General Partner


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

     Patrick J. Chesterman--Mr. Chesterman was named Executive Vice President and Chief Operating Officer, Ferrell North America and Ferrellgas-Houston in
April 1998 after having served as Senior Vice President,  Supply since September
1997. After joining the Company in June, 1994, he had one-year assignments as Vice President-Retail Operations, Director of Field Support, and Director of
Human Resources.  Prior to joining the Company,  Mr.  Chesterman was Director of
Fuels Policy and Operations for the U.S. Air Force.



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

     Kevin T. Kelly--Mr. Kelly was named Vice President and Chief Financial Officer in May 1998 and Treasurer in August 1998. After joining the company in June 1996, he served as Director of Finance and Corporate Controller until May 1998. Prior to joining the Company, Mr. Kelly was Manager of Project Acquisitions with UtiliCorp United, Inc.

     Patrick J. Walsh--Mr. Walsh was named Vice President, Administration in August 1998. Prior to that he was Director, Field Services and Director, Marketing and Communications. He joined the Company in 1986 when the Company bought Buckeye Gas Products Company.

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



ITEM 11.      Executive Compensation.

   Summary Compensation Table

     The following table sets forth the compensation for the past three years of the Company's Chief Executive Officer ("CEO") and the Company's five most highly compensated executive officers other than the Chief Executive Officer ("named executive officers"), who were serving as executive officers at the end of the 1999 fiscal year.

                                                                    Long-Term Compensation
                                                                    -----------------------------------
                                           Annual Compensation          Awards         Pay-outs
                                         -------------------------  --------------- ---------------
                                                                                      Long-Term
                                                                        Stock         Incentive           All Other
            Name and                       Salary      Bonus (1)      Options(2)       Payouts           Compensation
       Principal Position         Year       ($)          ($)            (#)             ($)                 ($)
--------------------------------- ------ ------------ ------------  --------------- ---------------    -----------------
Danley K. Sheldon                  1999      344,802      123,420      937,500           ---             12,883 (3)
---------------------------------
   President and Chief             1998      225,000       50,000        ---             ---             20,104
     Executive Officer             1997      218,221      ---           30,000           ---             15,440

Patrick J. Chesterman              1999      198,338      110,000      200,000           ---             31,197 (3)
---------------------------------
   Executive Vice President,       1998      161,500       25,000        ---             ---             15,530
    and Chief Operating            1997      132,917      ---           20,000           ---              9,087
    Officer, Ferrellgas -
Houston

James A. Hake                      1999      181,667       55,830      200,000           ---              8,140 (3)
---------------------------------
   Senior Vice President           1998      120,000       85,000        ---             ---             15,887
    Acquisitions                   1997      120,000       90,000       15,000           ---             13,592

Kenneth G. Atchley                 1999      140,003       38,409      200,000           ---              7,485 (3)
---------------------------------
  Vice President, Chief
    Operating Officer-Western
    U.S.

Boyd H. McGathey                   1999      140,003       24,348      200,000           ---             37,038 (3)
---------------------------------
  Vice President, Chief
    Operating Officer-Eastern
    U.S.

Kevin T. Kelly                     1999      142,808       25,000      150,000           ---              5,001 (3)
---------------------------------
  Vice President, Chief            1998       99,014       50,000        ---             ---              9,376
    Financial Officer

(1) Mr. Sheldon receives a bonus pursuant to his employment agreement. All other Named Executives participate in the Ferrellgas Annual Incentive Plan. Awards under both plans are for the year reported, regardless of the year paid.

(2) In 1999, the awards related to grants of stock options from the Incentive Compensation Plan, a non-qualified stock option plan of Ferrell Companies, Inc. In 1997, the awards related to the Ferrellgas, Inc. Unit Option Plan.

(3) Includes for Mr. Sheldon contributions of $11,752 to the employee's 401(k) and profit sharing plans and compensation of $1,131 resulting from the payment of life insurance premiums. Includes for Mr. Chesterman $21,517 for relocation reimbursement, contributions of $8,084 to the employee's 401(k) and profit sharing plans and compensation of $1,596 resulting from the payment of life insurance premiums. Includes for Mr. Hake contributions of $7,530 to the employee's 401(k) and profit sharing plans and compensation of $610 resulting from the payment of life insurance premiums. Includes for Mr. Atchley contributions of $6,660 to the em ployee's 401(k) and profit sharing plans and compensation of $825 resulting from the payment of life insurance premiums. Includes for Mr. McGathey $28,021 for relocation reimbursement, contributions of $8,097 to the employee's 401(k) and profit sharing plans and compensation of $920 resulting from the payment of life insurance premiums. Includes for Mr. Kelly, contributions of $5,001 to the employee's 401(k) and profit sharing plans.

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

     The General Partner has granted options to purchase Units (the "Unit Options"), 781,025 of which are outstanding at July 31, 1999, at prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the Subordinated Units at the time of the grant. The options vest immediately or over a one to five year period, and expire on the tenth anniversary of the date of the grant. On July 31, 1999, none of the Unit Options were exercisable. Effective August 1, 1999, with the conversion of the Subordinated Units, the units covered by the options are Common Units.

     There were no grants of unit options during the 1999 fiscal year to the CEO and named executive officers.

     The following table lists information on the CEO and named executive officers' exercised/unexercised unit options as of October 15, 1999.


                 AGGREGATED OPTION/ EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                       Number of
                                                                 Securities Underlying       Value of Unexercised
                                                                  Unexercised Options      In-The-Money Options at
                                                                 at Fiscal Year-End (#)      Fiscal Year-End ($)
                                                                ------------------------- ---------------------------
                                  Shares
                                Acquired on       Value             Exercisable/               Exercisable/
Name                           Exercise (#)   Realized ($)          Unexercisable              Unexercisable
------------------------------ -------------- --------------    ---------------------- ------------------------------
Danley K. Sheldon                    0              0                80,500/19,500                 18,375/0
Patrick J. Chesterman                0              0                12,450/17,550                    787/0
James M. Hake                        0              0                 41,250/9,750                  9,450/0
Kenneth G. Atchley                   0              0                13,188/10,562                  1,969/0
Boyd H. McGathey                     0              0                      7,500/0                  1,969/0
Kevin T. Kelly                       0              0                  3,500/6,500                      0/0

   Employee Stock Ownership Plan

         On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, a newly formed employee stock ownership trust purchased all of the outstanding common stock of Ferrell. The purpose of the ESOP is to provide employees of the General Partner an opportunity for ownership in Ferrell and indirectly in the Partnership. Ferrell makes contributions to the ESOP which allows a portion of the shares of Ferrell owned by the ESOP to be allocated to employees' accounts over time.

   Incentive Compensation Plan

         On July 17, 1998, a nonqualified stock option plan ("NQP") was establish by Ferrell to allow upper middle and senior level managers of the General Partner to participate in the equity growth of Ferrell, and indirectly in the equity growth of the Partnership. The shares underlying the stock options are common shares of Ferrell. The following table lists information on the CEO and the named executive officers' stock options granted in the fiscal year ended July 31, 1999 .

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                 Individual Grant
                              ---------------------------------------------------------------------------------------
                               Number of
                               Securities   % of Total Options
                               Underlying       Granted to       Exercise
                                Options        Employees in      Price       Expiration             Grant date
Name                          Granted (1)       Fiscal Year      ($/Share)      Date           present value $ (2)
--------------------------    ------------- -------------------- ----------- ------------     -----------------------
Danley K. Sheldon               937,500            25.3             4.10       01-31-18             1,697,984
Patrick J. Chesterman           200,000             5.4             4.10       01-31-18                362,227
James M. Hake                   200,000             5.4             4.10       01-31-18                362,227
Kenneth G. Atchley              200,000             5.4             4.10       01-31-18                362,227
Boyd H. McGathey                200,000             5.4             4.10       01-31-18                362,227
Kevin T. Kelly                  150,000             4.0             4.10       01-31-18                271,667

(1) The Ferrell NQP stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control, death, disability or retirement of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell debt, but in no event later than 20 years from the date of issuance.

(2) Based on a binomial option valuation model. The key input variables used in valuing the options were the following: risk-free interest rate of 5.5%; dividend amount of $0; Ferrell stock price volatility of 10.6%; options exercised 25% in 2006, 25% in 2007, 10% in years 2009 through 2013, because this is most likely assuming the Ferrell debt is retired as scheduled. Only two stock values were used in the computation of volatility as Ferrell common stock is not publicly traded and has only had two valuations since the grant date. No adjustments for non-transferability or risk of forfeiture were made. The actual value, if any, a grantee may realize will depend on the excess of the Ferrell stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the binomial option valuation model.


   Profit Sharing Plan

     The Ferrell Companies Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan (the "Profit Sharing Plan"). All full-time employees of Ferrell or any of its direct or indirect wholly owned subsidiaries with at least one year of service are eligible to participate in the Profit Sharing Plan. In regards to the profit sharing portion, the Board of Directors of Ferrell determines the amount of the annual contribution to the Profit Sharing Plan, which is purely discretionary. This decision is based on the operating results of Ferrell for the previous fiscal year and anticipated future cash needs of the General Partner and Ferrell. The contributions are allocated to the Profit Sharing Plan participants based on each participant's wages or salary as compared to the total of all participants' wages and salaries.

     Historically, the annual contribution to the Profit Sharing Plan has been 1% to 7% of each participant's annual wage or salary. With the establishment of the ESOP in July 1998, the Company decided to suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The Profit Sharing Plan also has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the Profit Sharing Plan.

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

   Employment Agreements

     On July 17, 1998, Mr. James E. Ferrell, as Chairman of the Board of the General Partner, entered into a five year employment agreement with automatic one year renewals. He receives an annual salary of $120,000 and a bonus based on the annual increase in the equity value of Ferrell. In addition to his compensation, Mr. Ferrell participates in the Company's various employee benefit plans, with the exception of the employee stock ownership plan and the nonqualified stock option plan of Ferrell.

     Also on July 17, 1998, Mr. Danley K. Sheldon, Chief Executive Officer of the General Partner, entered into an eight year employment agreement, with automatic one year renewals. He receives an annual salary of $340,000 and an annual bonus based on the earnings of the Partnership.

     Pursuant to the terms of both employment agreements, in the event of either a termination without cause or resignation for cause, Mr. Ferrell and Mr. Sheldon are entitled to a cash amount equal to three times the greater of 125% of their current base salary or the average compensation paid for the prior three fiscal years, including amounts for the reimbursement of taxes. If a change of control of Ferrell or the General Partner occurs, Mr. Ferrell and Mr. Sheldon will receive a cash termination benefit equal to three times the greater of 125% of their current base salary or the average three year compensation paid.

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

     Mr. Sheldon's agreement contains a non-compete provision for a period of two years following his termination of employment. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to the business of the Company.

   Compensation of Directors

     The General Partner does not pay any additional remuneration to its employees for serving as directors, except for the annual salary of $120,000 paid to Mr. Ferrell pursuant to his employment agreement as discussed above in "Employment Agreements". Beginning in fiscal 1999, directors who are not employees of the General Partner receive an annual retainer of $16,000. They also currently receive a fee per meeting of $1,000 if they attend in person and $500 if they participate by telephone, plus reimbursement for out-of-pocket expenses.


ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of October 11, 1999, regarding the beneficial ownership of the Common Units of the MLP by certain beneficial owners, all directors and named executive officers of the General Partner and the Partnership, each of the named executive officers, and all directors and executive officers of the General Partner as a group. All Subordinated Units converted to Common Units effective August 1, 1999. The General Partner knows of no other person beneficially owning more than 5% of the Common Units.


Ferrellgas Partners, L.P.
                                                                  Units
                          Name and Address of Beneficial      Beneficially         Percentage of
Title of Class            Owner                                   Owned      (1)       Class
------------------------  ---------------------------------------------------     ----------------
Common Units              ESOT                                    17,817,600 (2)             56.9
                          Goldman, Sachs & Co.                     1,729,935 (3)              5.5
                          The Goldman Sachs Group                  1,729,935 (3)              5.5
                          Danley K. Sheldon                           84,500                  0.3
                          Patrick J. Chesterman                       12,650                    *
                          James M. Hake                               41,650                  0.1
                          Kenneth G. Atchley                          15,188                    *
                          Boyd H. McGathey                             7,600                    *
                          Kevin T. Kelly                               3,765                    *
                          Patrick J. Walsh                             8,000                    *
                          James E. Ferrell                            10,000                    *
                          Elizabeth T. Solberg                         8,200                    *
                          A. Andrew Levison                           35,300                  0.1

                          All Directors and Officers as a            226,853                  0.7
                          Group

(1) Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Securities Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof ("Voting Power") or to dispose or direct the disposition thereof ("Investment Power") or has the right to acquire either of those powers within sixty
     (60) days. See "Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values" Table above for the number of common units that could be acquired by named executive officers through exercising common unit options.

(2) The address for LaSalle National Bank, the trustee for the Ferrell Companies, Inc. Employee Stock Ownership Trust ("ESOT") is 125 S. LaSalle Street, 17th Floor, Chicago, Illinois, 60603.

     Includes 17,803,883 Common Units owned by Ferrell which is 100% owned by the ESOT and 13,717 Common Units owned by Ferrell Propane, Inc., a wholly owned subsidiary of Ferrellgas, Inc.

(3) The address for both Goldman Sachs Group, L.P. and Goldman, Sachs & Co. is 85 Broad Street, New York, New York, 10004.

     Goldman, Sachs & Co., a broker/dealer, and its parent Goldman Sachs Group, L.P. are deemed to have shared voting power and shared dispositive power over 1,729,935 Common Units owned by their customers.


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

     Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's ("Annual Statement of Beneficial Ownership of Securities") were required for those persons, the General Partner believes that during fiscal year 1999 all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner, except for directors A. Andrew Levison and Elizabeth T. Solberg, who each filed a Form 4 ("Statement of Changes in Beneficial Ownership") one month late in November 1998. Each of the Form 4's related to one transaction.

ITEM 13.      Certain Relationships and Related Transactions.

     Set forth below is a discussion of certain relationships and related transactions among affiliates of the Partnership.

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments made on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $143,850,000, $129,808,000 and $128,033,000 for the years ended July 31, 1999, 1998 and 1997, respectively, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner.

     During fiscal 1999, two affiliates of the Partnership which are owned by the chairman of the board, James E. Ferrell, Ferrell International, Ltd. and Ferrell Resources LLC, paid the Partnership a total of $265,000 for accounting and administration services. The Partnership believes these transactions were under terms that were no less favorable to the Partnership than those arranged with other parties.

     Ferrell, the parent of the General Partner, and its other wholly-owned subsidiaries formerly engaged in various investment activities including, but not limited to, commodity investments and the trading thereof. The Partnership from time to time acts as an agent on behalf of Ferrell to purchase and market natural gas liquids and enter into certain trading activities. The Partnership charges all direct and indirect expenses incurred in performing this agent role to Ferrell. During the years ended July 31, 1998 and 1997, the Partnership, as Ferrell's agent, performed the following services: i) purchased 1,089,929 barrels of propane during 1997, ii) marketed and sold 469,820 and 619,929 barrels, in 1998 and 1997, respectively, and iii) entered into certain hedging arrangements during 1997. The Partnership charged Ferrell $66,467 and $73,078, in 1998 and 1997, respectively, for its direct and indirect expenses. Of the 469,820 barrels of propane sold in fiscal year 1998, all of these barrels were sold to and used by the Partnership at the applicable market prices (an aggregate of $7,405,200). Of the 619,929 barrels of propane sold in fiscal year 1997, 534,929 barrels were sold to and used by the Partnership at the applicable market prices (an aggregate of $13,128,765). In addition, during fiscal 1998, the Partnership sold to Ferrell certain physical and derivative crude oil commodity contracts totaling 4,120,000 aggregate barrels at a price of $2,548,927. The Partnership believes these transactions were under terms that were no less favorable to the Partnership than those arranged with other parties.

     See Note L to the Consolidated Financial Statements in Item 14 for discussion of transactions involving acquisitions related to the General Partner and the Partnership.

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

     (b) Reports on Form 8-K.

The Partnership did not file a Form 8-K during the quarter ended July 31, 1999.

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


                                        FERRELLGAS PARTNERS, L.P.

                                        By Ferrellgas, Inc. (General Partner)



                                        By     /s/ Danley K. Sheldon
                                        Danley K. Sheldon
                                        President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


                  Signature                                   Title                                   Date



   /s/  Danley K. Sheldon                              President, Chief Executive Officer            10/28/99
  Danley K. Sheldon                                    and Director (Principal Executive
                                                       Officer)



/s/  James E. Ferrell                                Chairman of the Board                         10/28/99
  James E. Ferrell



/s/ A. Andrew  Levison                               Director                                      10/28/99
  A. Andrew Levison



/s/ Elizabeth T. Solberg                             Director                                      10/28/99
  Elizabeth T. Solberg



/s/ Kevin T. Kelly                                   Vice President and Chief                      10/28/99
  Kevin T. Kelly                                       Financial Officer (Principal
                                                       Financial and Accounting Officer)

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


                                     FERRELLGAS PARTNERS FINANCE CORP.



                                     By     /s/ Danley K. Sheldon
                                     Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


                  Signature                                   Title                                   Date


   /s/ Danley K. Sheldon                             Chairman of the Board,                        10/28/99
  Danley K. Sheldon                                  Chief Executive Officer and
                                                     Sole Director (Principal
                                                     Executive Officer)






/s/ Kevin T. Kelly                                   Chief Financial Officer                       10/28/99
  Kevin T. Kelly                                     (Principal Financial and
                                                     Accounting Officer)


                                INDEX TO EXHIBITS

         The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K which are not listed are not applicable.
                 Exhibit
                  Number    Description

      (1)      3.1          Agreement of Limited Partnership of Ferrellgas
                            Partners, L.P.

      (2)      3.2          Articles of Incorporation for Ferrellgas Partners
                            Finance Corp.

      (3)      3.3          Bylaws of Ferrellgas Partners Finance Corp.

      (4)      4.1          Indenture dated as of April 26, 1996, among
                            Ferrellgas Partners, L.P., Ferrellgas
                            Partners Finance Corp., Ferrellgas, L.P. as guarantor, and American Bank National
                            Association, as Trustee, relating to $160,000,000
                            9 3/8% Senior Secured Notes due 2006.

      (5)      4.2          Registration  Rights Agreement dated as of
                            April, 26, 1996, among Ferrellgas  Partners,
                            L.P.,  Ferrellgas  Partners  Finance  Corp.,
                            Ferrellgas,  L.P.,  Donaldson,  Lufkin  &
                            Jenrette Securities Corporation and Goldman,
                            Sachs & Co.


      (6)      4.3          Ferrellgas, L.P., Note Purchase Agreement Dated as
                            of July 1, 1998 Re:
                            $109,000,000 6.99% Senior Notes, Series A, due
                            August 1, 2005 $37,000,000 7.08% Senior
                            Notes, Series B, due August 1, 2006 $52,000,000
                            7.12% Senior Notes, Series C, due
                            August 1, 2008 $82,000,000 7.24% Senior Notes,
                            Series D, due August 1, 2010
                            $70,000,000 7.42% Senior Notes, Series E, due
                            August 1, 2013.

      (7)#     10.1         Ferrell Companies, Inc. Supplemental Savings Plan.

      (8)#     10.2         Amended and Restated Ferrellgas, Inc. Unit Option
                            Plan.

      (9)      10.8         Second Amended and Restated Agreement of Limited
                            Partnership of Ferrellgas, L.P. dated
                            as of October 14, 1998.

      (10)     10.9         Pledge and Security Agreement dated as of April
                            26,   1996,   among   Ferrellgas   Partners,   L.P.,
                            Ferrellgas,   Inc.,   and  American   Bank  National
                            Association, as collateral agent.

      (11)     10.11        Second Amended and Restated Credit Agreement dated
                            as of July 2, 1998, among
                            Ferrellgas, L.P., Ferrellgas, Inc., Bank of America
                             National Trust and Savings
                            Association, as administrative agent, and the other financial institutions party thereto.

      (12)     10.12#       Ferrell Companies, Inc. 1998 Incentive Compensation
                            Plan

      (13)     10.13#       Employment agreement between James E. Ferrell
                            and Ferrellgas, Inc. dated July 31, 1998.

      (14)     10.14#       Employment   agreement  between  Danley  K.
                            Sheldon and Ferrellgas, Inc. dated July 31, 1998.

      (15)     10.15        First Amendment to the Second Amended and Restated
                            Credit Agreement dated as of
                            October 9, 1998, among Ferrellgas, L.P.,
                            Ferrellgas, Inc., Bank of America National
                            Trust and Savings Association, as agent, and the other financial institutions party thereto.

      (16)     10.16        Short-Term Revolving Credit Agreement dated as of
                            April 30, 1999, among Ferrellgas,
                            L.P., Ferrellgas, Inc., Bank Of America Trust And
                            Savings Asssociation, as agent, and
                            the other financial institutions party hereto.

               10.17 Second Amendment to the Second Amended and Restated Credit Agreement dated as of April 27, 1999, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto.

               21.1         List of subsidiaries.


               23.1         Consent of Deloitte & Touche LLP, Independent
                            Auditors.

               27.1         Financial Data Schedule - Ferrellgas Partners, L.P.
                            (filed in electronic format only).

               27.2 Financial Data Schedule - Ferrellgas Partners Finance Corp. (filed in electronic format only).
----------------------------------------------------------------------

      #          Management contracts or compensatory plans.




         (1) Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed August 15, 1994.

         (2) Incorporated by reference to Exhibit same numbered Exhibit to Registrant's Quarterly Report on Form 10-Q filed on June 13, 1997.

         (3) Incorporated by reference to Exhibit same numbered Exhibit to Registrant's Quarterly Report on Form 10-Q filed on June 13, 1997.

         (4) Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

         (5) Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

         (6) Incorporated by reference to the Exhibit 4.4 to Registrant's Annual Report on Form 10-K filed on
                 October 29, 1998.

         (7) Incorporated by reference to the Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed on October 17, 1995.

         (8) Incorporated by reference to the Exhibit 10.1 to Registrant's Registration Statement on Form S-8 File No. 333-87633 filed with the Commission on September 23, 1999

         (9) Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on March 17, 1999.

        (10) Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on
                 May 6, 1996.

        (11) Incorporated by reference to the Exhibit 10.11 to Registrant's Annual Report on
                 Form 10-K filed on October 29, 1998.

        (12) Incorporated by reference to the Exhibit 10.12 to Registrant's Annual Report on
                 Form 10-K filed on October 29, 1998.

        (13) Incorporated by reference to the Exhibit 10.13 to Registrant's Annual Report on
                 Form 10-K filed on October 29, 1998.

        (14) Incorporated by reference to the Exhibit 10.14 to Registrant's Annual Report on
                 Form 10-K filed on October 29, 1998.

        (15) Incorporated by reference to the Exhibit 10.2 to Registrant's Quarterly Report on
                 Form 10-Q filed on March 17, 1999.

        (16) Incorporated by reference to the Exhibit 10.1 to Registrant's Quarterly Report on
                 Form 10-Q filed on June 14, 1998.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page

Ferrellgas Partners, L.P. and Subsidiaries
         Independent Auditors' Report..........................................................................F-2
         Consolidated Balance Sheets - July 31, 1999 and 1998..................................................F-3
         Consolidated Statements of Earnings - Year ended July 31, 1999, 1998 and 1997.........................F-4
         Consolidated Statements of Partners' Capital - Year ended
              July 31, 1999, 1998 and 1997.....................................................................F-5
         Consolidated Statements of Cash Flows - Year ended July 31, 1999, 1998 and 1997.......................F-6
         Notes to Consolidated Financial Statements............................................................F-7


Ferrellgas Partners Finance Corp.
         Independent Auditors' Report.........................................................................F-19
         Balance Sheets - July 31, 1999 and 1998..............................................................F-20
         Statements of Earnings - Year ended July 31, 1999, 1998 and
               1997...........................................................................................F-21
         Statements of Stockholder's Equity - Year ended July 31, 1999, 1998 and
               1997...........................................................................................F-22
         Statements of Cash Flows - Year ended July 31, 1999, 1998 and
              1997............................................................................................F-23
         Notes to Financial Statements........................................................................F-24


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

     We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of earnings, partners' capital and other comprehensive income and cash flows for each of the three years in the period ending July 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ending July 31, 1999, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 14, 1999

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                                   July 31,            July 31,
ASSETS                                                                1999                1998
---------------------------------------------------------        ----------------    ----------------

Current Assets:
  Cash and cash equivalents                                             $ 35,134            $ 16,961
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $1,296 and
    $1,381 in 1999 and 1998, respectively)                                58,380              50,097
  Inventories                                                             24,645              34,727
  Prepaid expenses and other current assets                                6,780               8,706
                                                                 ----------------    ----------------
    Total Current Assets                                                 124,939             110,491

Property, plant and equipment, net                                       405,292             395,855
Intangible assets, net                                                   118,117             105,655
Other assets, net                                                          8,397               9,222
                                                                 ----------------    ----------------
    Total Assets                                                        $656,745            $621,223
                                                                 ================    ================



LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------------

Current Liabilities:
  Accounts payable                                                       $60,754             $48,017
  Other current liabilities                                               48,266              41,767
  Short-term borrowings                                                   20,486              21,150
                                                                 ----------------    ----------------
    Total Current Liabilities                                            129,506             110,934

Long-term debt                                                           583,840             507,222
Other liabilities                                                         12,144              12,640
Contingencies and commitments (Note H)                                     -                   -
Minority interest                                                            906               1,510

Partners' Capital:
  Common unitholders (14,710,765 and 14,699,678 units
    outstanding in 1999 and 1998, respectively)                            1,215              27,985
  Subordinated unitholders (16,593,721 units outstanding
    in 1999 and 1998)                                                    (10,516)             19,908
  General partner                                                        (59,553)            (58,976)
  Accumulated other comprehensive income                                    (797)              -
                                                                 ----------------    ----------------
    Total Partners' Capital                                              (69,651)            (11,083)
                                                                 ----------------    ----------------
    Total Liabilities and Partners' Capital                             $656,745            $621,223
                                                                 ================    ================

                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)



                                                           For the year ended July 31,
                                                      --------------------------------------
                                                         1999         1998          1997
                                                      -----------  -----------   -----------

Revenues:
  Gas liquids and related product sales                 $578,025     $622,423      $759,941
  Other                                                   46,124       44,930        44,357
                                                      -----------  -----------   -----------
    Total revenues                                       624,149      667,353       804,298

Cost of product sold (exclusive of
  depreciation, shown separately below)                  273,388      342,600       470,128
                                                      -----------  -----------   -----------

Gross profit                                             350,761      324,753       334,170

Operating expense                                        205,720      199,010       198,298
Depreciation and amortization expense                     47,257       45,009        43,789
Employee stock ownership plan compensation charge          3,295          350        -
General and administrative expense                        19,174       17,497        15,831
Vehicle and tank lease expense                            12,976       10,127         7,433
                                                      -----------  -----------   -----------

Operating income                                          62,339       52,760        68,819

Interest expense                                         (46,621)     (49,129)      (45,769)
Interest income                                            1,216        1,695         2,002
Loss on disposal of assets                                (1,842)        (174)       (1,439)
                                                      -----------  -----------   -----------
Earnings before minority interest
  and extraordinary loss                                  15,092        5,152        23,613

Minority interest                                            309          209           395
                                                      -----------  -----------   -----------

Earnings before extraordinary loss                        14,783        4,943        23,218

Extraordinary loss on early extinguishment of debt,
   net of minority interest of $130                      (12,786)         -             -
                                                      -----------  -----------   -----------

Net earnings                                               1,997        4,943        23,218

General partner's interest in net earnings                    20           49           232
                                                      -----------  -----------   -----------

Limited partners' interest in net earnings               $ 1,977      $ 4,894      $ 22,986
                                                      ===========  ===========   ===========

Basic earnings per limited partner unit:
Earnings before extraordinary loss                        $ 0.47       $ 0.16        $ 0.74
Extraordinary loss                                         (0.41)      -             -
                                                      -----------  -----------   -----------
Net earnings                                              $ 0.06       $ 0.16        $ 0.74
                                                      ===========  ===========   ===========

Diluted earnings per limited partner unit
Earnings before extraordinary loss                        $ 0.47       $ 0.16        $ 0.73
Extraordinary loss                                         (0.41)      -             -
                                                      -----------  -----------   -----------
Net earnings                                              $ 0.06       $ 0.16        $ 0.73
                                                      ===========  ===========   ===========


                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND OTHER COMPREHENSIVE INCOME
                                 (in thousands)


                                                                                                   Accumulated
                                    Number of units                                                other
                               --------------------------                                          compre-
                                                            Common    Subordinated    General      hensive    Total partners'
                                 Common    Subordinated    Unitholders Unitholders    partner      income       capital
                               ----------- --------------  ------------------------- -----------  ----------  -------------

August 1, 1996                   14,612.6       16,593.7     $71,324        $71,302   $ (58,017)     $ -           $84,609

  Quarterly distributions          -             -           (29,224)       (33,188)       (632)      -            (63,044)

  Net earnings                     -             -            10,763         12,223         232       -             23,218

                               ----------- --------------  ---------- -------------- -----------  ----------  -------------
July 31, 1997                    14,612.6       16,593.7      52,863         50,337     (58,417)      -             44,783

  Common units issued in
     connection with acquisitions    87.1        -             2,000        -                20       -              2,020

   Contribution from general
     partner in connection with
     ESOP compensation charge      -             -                23            320           4       -                347

  Quarterly distributions          -             -           (29,356)       (33,188)       (632)      -            (63,176)

  Net earnings                     -             -             2,455          2,439          49       -              4,943

                               ----------- --------------  ---------- -------------- -----------  ----------  -------------
July 31, 1998                    14,699.7       16,593.7      27,985         19,908     (58,976)      -            (11,083)

  Common units issued in
     connection with acquisitions    11.1        -               197        -                 2       -                199

   Contribution from general
     partner in connection with
     ESOP compensation charge      -             -               219          3,010          33       -              3,262

  Quarterly distributions          -             -           (29,409)       (33,188)       (632)      -            (63,229)

  Comprehensive income:
    Net earnings                   -             -             2,223           (246)         20       -              1,997
    Other comprehensive income-
       Pension liability adjustment-             -             -            -            -             (797)          (797)
                                                                                                              -------------
   Comprehensive income                                                                                              1,200

                               ----------- --------------  ---------- -------------- -----------  ----------  -------------
July 31, 1999                    14,710.8       16,593.7      $1,215      $ (10,516)  $ (59,553)     $ (797)     $ (69,651)
                               =========== ==============  ========== ============== ===========  ==========  =============

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                           For the year ended July 31,
                                                               ----------------------------------------------------
                                                                    1999              1998              1997
                                                               ---------------   ----------------  ----------------

Cash Flows From Operating Activities:
 Net earnings                                                          $1,997             $4,943           $23,218
 Reconciliation of net earnings to net
  cash from operating activities:
  Depreciation and amortization                                        47,257             45,009            43,789
  Employee stock ownership plan compensation charge                     3,295                350
  Minority interest                                                       309                209               395
  Extraordinary loss                                                   12,786                -                 -
  Other                                                                 4,487              5,236             6,056
  Changes in operating  assets and  liabilities,
     net of effects  from  business
  acquisitions:
    Accounts and notes receivable                                      (9,565)             9,313             6,685
    Inventories                                                        11,382              8,052              (906)
    Prepaid expenses and other current assets                           1,926                200            (3,221)
    Accounts payable                                                   12,737              8,695            (9,078)
    Accrued interest expense                                            2,152               (157)           (1,171)
    Other current liabilities                                           4,235             (7,799)            9,368
    Other liabilities                                                    (496)               286               (48)
                                                               ---------------   ----------------  ----------------
      Net cash provided by operating activities                        92,502             74,337            75,087
                                                               ---------------   ----------------  ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                                (43,838)            (9,839)          (36,114)
 Capital expenditures                                                 (25,743)           (20,629)          (16,192)
 Other                                                                  3,286              4,539             3,068
                                                               ---------------   ----------------  ----------------
      Net cash used in investing activities                           (66,295)           (25,929)          (49,238)
                                                               ---------------   ----------------  ----------------

Cash Flows From Financing Activities:
 Distributions                                                        (63,229)           (63,176)          (63,044)
 Additions to long-term debt                                          408,113             21,094            45,463
 Reductions of long-term debt                                        (338,613)            (2,759)           (2,640)
 Cash paid for call premiums and debt issuance costs                  (12,827)              -                 -
 Net reductions to short-term borrowings                                 (664)              (636)           (3,734)
 Minority interest activity                                              (818)              (798)             (818)
 Other                                                                      4                 40               (58)
                                                               ---------------   ----------------  ----------------
      Net cash used in financing activities                            (8,034)           (46,235)          (24,831)
                                                               ---------------   ----------------  ----------------

Increase in cash and cash equivalents                                  18,173              2,173             1,018
Cash and cash equivalents - beginning of period                        16,961             14,788            13,770
                                                               ---------------   ----------------  ----------------
Cash and cash equivalents - end of period                             $35,134            $16,961           $14,788
                                                               ===============   ================  ================

Cash paid for interest                                                $42,310            $46,546           $44,516
                                                               ===============   ================  ================

                                 See notes to consolidated financial statements.
                                      F-6

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

    On July 17, 1998, 100% of the outstanding common stock of Ferrell was purchased primarily from Mr. James E. Ferrell and his family by a newly established leveraged employee stock ownership trust ("ESOT") established pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan ("ESOP"). The purpose of the ESOP is to provide employees of the Company an opportunity for ownership in Ferrell and indirectly in the Partnership. As contributions are made by Ferrell to the ESOP in the future, shares of Ferrell are allocated to employees' ESOP accounts.


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

    (6) Property, plant and equipment and intangible assets: Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to thirty years. Intangible assets, consisting primarily of customer location values, goodwill, and noncompete notes, are stated at cost, net of amortization calculated using the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization of intangible assets totaled $139,273,000 and $123,531,000 as of July 31, 1999 and 1998, respectively. The Partnership, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable and has concluded no financial statement adjustment is required.

    (7) Accounting for derivative commodity contracts: The Partnership enters into commodity forward and futures purchase/sale agreements and commodity options involving propane and related products which are used for trading and risk management purposes in connection with its trading activities. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for using the fair value method. Under the fair value method, derivatives are carried on the balance sheet at fair value with changes in that value recognized in earnings. The Partnership classifies all earnings from derivative commodity contracts as other revenue on the statement of earnings.

    (8) Revenue recognition: Sales are recognized by the Partnership when product is delivered or shipped to its customers.

    (9) Income taxes: The Partnership is a limited partnership. As a result, the Partnership's earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

    (10) Net earnings per limited partner unit: Net earnings (loss) per limited partner unit is computed by dividing net earnings, after deducting the General Partner's 1% interest, by the weighted average number of outstanding Common Units, Subordinated Units and the dilutive effect (if any) of Unit Options in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". The only effect of the application of SFAS No. 128 on the earnings per share was a decrease of $0.01 per unit in fiscal year 1997 to net earnings per limited partner unit. This decrease was due to including the effect of assuming the conversion of 143,000 Unit Options in the denominator of the dilutive per-unit computation.

    (11) Unit and stock-based compensation: The Partnership accounts for its Unit Option Plan and the Ferrell Companies Incentive Compensation Plan under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and makes the pro forma information disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

    (12) Segment information: In fiscal 1999, the Partnership adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. In determining the Partnership's reportable segments under the provisions of SFAS No. 131, the Partnership examined the way it organizes its business internally for making operating decisions and assessing business performance. Based on this examination, the Partnership has determined that it has a single reportable operating segment which engages in the distribution of propane and related equipment and supplies. No single customer represents 10% or more of consolidated revenues. In addition, nearly all of the Partnership's revenues are derived from sources within the U.S., and all of its long-lived assets are located in the U.S.

    (13) Adoption of new accounting standards: In fiscal 1999, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The Partnership implemented SFAS No. 130 by modifying the format of the statement of partners' capital to include the reporting of comprehensive income for an adjustment to a pension liability. SFAS No. 130 also introduced a new balance sheet item "accumulated other comprehensive income" to reflect the cumulative activity for other comprehensive income. The Financial Accounting Standards Board recently issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", is required to be adopted by the Partnership beginning in the first quarter of fiscal 2001. The Partnership is currently assessing its impact on the Partnership's financial position, results of operations and cash flows.


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

    In general, the Partnership Agreement provides that the Subordination Period will continue indefinitely until the first day of any quarter beginning on or after August 1, 1999, in which (i) distributions of Available Cash constituting Cash from Operations (as defined in the Partnership Agreement) equal or exceed the Minimum Quarterly Distribution on the Common Units and
   the Subordinated Units for each of the three consecutive four quarter periods immediately preceding such date and (ii) the Partnership has invested at least $50,000,000 in acquisitions and capital additions or improvements to increase the operating capacity of the Partnership. Management has reported that the Subordinated Units converted into Common Units effective August 1, 1999.

    The Partnership makes distributions of all of its Available Cash within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date.


D.  Supplemental Balance Sheet Information

    Inventories consist of:

       (in thousands)                                                                     1999             1998
                                                                                      --------------   --------------
       Liquefied propane gas and related products                                           $15,480          $26,316
       Appliances, parts and supplies                                                         9,165            8,411
                                                                                      --------------   --------------
                                                                                            $24,645          $34,727
                                                                                      ==============   ==============

       In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of July 31, 1999, in addition to the inventory on hand, the Partnership had committed to take delivery of approximately 59,280,000 gallons at a fixed price for its estimated future retail propane sales.


    Property, plant and equipment consist of:

       (in thousands)                                                                      1999            1998
                                                                                       -------------   --------------
       Land and improvements                                                               $ 32,776         $ 30,368
       Buildings and improvements                                                            43,577           40,557
       Vehicles                                                                              50,897           50,810
       Furniture and fixtures                                                                28,626           22,397
       Bulk equipment and district facilities                                                71,693           66,150
       Tanks and customer equipment                                                         418,598          404,532
       Other                                                                                  4,369            5,969
                                                                                       -------------   --------------
                                                                                            650,536          620,783
       Less:  accumulated depreciation                                                      245,244          224,928
                                                                                       -------------   --------------
                                                                                           $405,292         $395,855
                                                                                       ==============  =============

       Depreciation expense totaled  $30,772,000,  $30,034,000,  and $29,960,000 for the years ended July 31, 1999, 1998, and 1997, respectively.


    Other current liabilities consist of:

       (in thousands)                                                                      1999             1998
                                                                                       --------------   -------------
       Accrued insurance                                                                      $4,300         $ 4,563
       Accrued interest                                                                       15,065          12,914
       Accrued payroll                                                                        11,821           8,635
       Other                                                                                  17,080          15,655
                                                                                       --------------   -------------
                                                                                             $48,266         $41,767
                                                                                       ==============   =============


E.   Long-Term Debt

     Long-term debt consists of:

    (in thousands)                                                                       1999             1998
                                                                                     -------------     ------------
    Senior Notes
      Fixed rate, 7.16% due 2005-2013 (1)                                                $350,000            $   -
      Fixed rate, 10%, due 2001 (2)                                                                        200,000
      Fixed rate, 9.375%, due 2006 (3)                                                    160,000          160,000

    Credit Agreement
      Term loan, 8.5%                                                                       -               50,000
      Revolving credit loans, 6.0% and 8.5% weighted average interest
      rates, respectively, due 2001 (4) (5)                                              58,314           85,850

    Notes payable, 7.3% and 6.7% weighted average interest rates,
      respectively, due 1999 to 2007 (6)                                                   18,154           13,558
                                                                                     -------------     ------------
                                                                                          586,468          509,408
    Less:  current portion                                                                  2,628            2,186
                                                                                     -------------     ------------
                                                                                         $583,840         $507,222
                                                                                     =============     ============


    (1) The new OLP fixed rate Senior Notes ("New Senior Notes"), issued in August 1998, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The outstanding principal amount of the Series A, B, C, D and E Notes shall be due on August 1, 2005, 2006, 2008, 2010, and 2013, respectively. In general, the Notes may not be prepaid prior to maturity at the option of the Partnership.

    (2) The old OLP fixed rate Senior Notes, issued in June 1994 were redeemed at the option of the OLP on August 5, 1998 with a 5% premium paid concurrent with the issuance of the New Senior Notes.

    (3) The MLP fixed rate Senior Secured Notes ("Senior Secured Notes"), issued in April 1996, will be redeemable at the option of the MLP, in whole or in part, at any time on or after June 15, 2001. The notes are secured by the MLP's partnership interest in the OLP. The Senior Secured Notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Due to a change of control in the ownership of the General Partner on July 17, 1998 as a result of the ESOP transaction described in Note A, the MLP was required, pursuant to the MLP fixed rate Senior Secured Note Indenture, to offer to purchase the outstanding MLP fixed rate Senior Secured Notes at a price of 101% of the principal amount thereof plus accrued and unpaid interest. The offer to purchase was made on July 27, 1998 and expired August 26, 1998. Upon the expiration of the offer, the MLP accepted for purchase $65,000 of the notes which were all of the notes tendered pursuant to the offer. The MLP assigned its right to purchase the notes to a third party, thus the notes remain outstanding.

    (4) At July 31, 1999, the unsecured $145,000,000 Credit Facility (the "Credit Facility"), expiring July 2001, consisted of a $50,000,000 unsecured working capital and general corporate facility including a letter of credit facility, a $55,000,000 unsecured general corporate and acquisition facility and a $40,000,000 revolving working capital facility, which is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the Credit Facility bear interest at either LIBOR plus an applicable margin varying from 0.425% to 1.375% or the bank's base rate, depending on the nature of the borrowing. The bank's base rate at July 31, 1999 and 1998 was 8.0% and 8.5%, respectively. To offset the variable rate characteristic of the Credit Facility, the OLP entered into a interest rate collar agreement, expiring December 2001, with a major bank limiting the floating rate portion of LIBOR-based loan interest rates on a notional amount of $25,000,000 to between 5.05% and 6.5%.

    (5) The OLP entered into a credit facility agreement on April 30, 1999. This new facility ("Additional Credit Facility") provides for a $38,000,000 unsecured facility for acquisitions, capital expenditures, and general corporate purposes. The outstanding Additional Credit Facility balance at April 29, 2000, may be converted to a term loan and will be due and payable in full July 2, 2001. There was not an outstanding balance on this facility at July 31, 1999.

          (6) The notes  payable are  secured by  approximately  $2,893,000  and
     $3,729,000   of  property  and   equipment  at  July  31,  1999  and  1998,
     respectively.

          At July 31, 1999 and 1998, $20,486,000 and $21,150,000,  respectively, of short-term borrowings were outstanding under the credit facility and letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $32,178,000 and $29,056,000, respectively.

     The Senior Secured Notes, the New Senior Notes, the Credit Facility and Additional Credit Facility Agreements contain various restrictive covenants applicable to the MLP and OLP and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Partnership fails to meet certain coverage tests. The Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Secured Note Indenture, the New Senior
     Note Indenture, Credit Facility and Additional Credit Facility agreements. The New Senior Notes and the Credit Facility agreements have similar restrictive covenants to the Senior Note Indenture and credit facility agreement that were replaced.
                                      F-12

     The annual principal payments on long-term debt for each of the next five fiscal years are $2,628,000 in 2000, $3,808,000 in 2001, $1,755,000 in
     2002, $1,891,000 in 2003 and $2,031,000 in 2004.

     During fiscal year 1999, the Partnership recognized an extraordinary loss of $12,786,000 net of minority interest of $130,000. The gross extraordinary loss included a payment of a 5% premium and a write-off of unamortized financing costs of $2,916,000, resulting primarily from the early extinguishment of $200,000,000 of its fixed rate senior notes.


F.   Partners' Capital

     Partners' capital consists of 14,710,765 Common Units representing a 46% limited partner interest, 16,593,721 Subordinated Units representing a 53% limited partner interest, and a 1% General Partner interest.

     The Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement") contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     Effective, August 1, 1999, the Subordination Period ended and the Subordinated Units converted to Common Units, because certain financial tests, which were primarily related to making the Minimum Quarterly Distribution on all Units, were satisfied for each of the three consecutive four quarter periods ending on July 31, 1999. The Partnership Agreement allows the General Partner to issue an unlimited number of additional Partnership general and limited interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner without the approval of any Unitholders.

     The Partnership maintains a shelf registration statement for Common Units representing limited partner interests in the Partnership. The Common Units may be issued from time to time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions. The Partnership also maintains another shelf registration statement for the issuance of Common Units, Deferred Participation Units, Warrants and Debt Securities.


G.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $143,850,000, $129,808,000, and $128,033,000 for the years ended July 31, 1999, 1998 and
     1997, respectively, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs.

     During fiscal 1999, Ferrell International Limited and Ferrell Resources, LLC, two affiliates of the Partnership which are owned by the General Partner's chairman of the board, James E. Ferrell, paid the Partnership a total of $265,000 for accounting and administration services. The Partnership believes these transactions were under terms that were no less favorable to the Partnership than those available with other parties.

     Prior to the ESOP transaction completed on July 17, 1998, Ferrell, the parent of the General Partner and its other wholly-owned subsidiaries, engaged in various investment activities including, but not limited to, commodity investments and the trading thereof. The Partnership from time to time acted as an agent on behalf of Ferrell to purchase and market natural gas liquids and enter into certain trading activities. The Partnership charged all direct and indirect expenses incurred in performing this agent role to Ferrell. During the years ended July 31, 1998 and July 31, 1997, the Partnership, as Ferrell's agent, performed the following services: a) purchased 1,089,929 barrels of propane during 1997, b) marketed and sold 469,820 and 619,929 barrels in 1998 and 1997 respectively, and c) entered into certain hedging arrangements in 1997. The Partnership charged Ferrell $66,467 and $73,078 in 1998 and 1997, respectively, for its direct and indirect expenses related to these transactions. All of the 469,820 barrels of propane sold in fiscal year 1998 were sold to and used by the Partnership at the applicable market prices (an aggregate of $7,405,200). Of the 619,929 barrels of propane sold in fiscal year 1997, 534,929 were sold to and used by the Partnership at the applicable market prices (an aggregate of $13,128,765). In addition, during fiscal 1998, the Partnership sold to Ferrell certain physical and derivative crude oil commodity contracts totaling 4,120,000 aggregate barrels at a price of $2,548,927. Management believes these transactions were under terms that were no less favorable to the Partnership than those available with other parties. Subsequent to the close of the ESOP transaction, Ferrell divested of its wholly-owned subsidiaries that were engaged in these commodity and trading activities.


H.   Contingencies and Commitments

     The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the results of operations, financial condition and cash flows of the Partnership.

     Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2018. Rental expense under these leases totaled $19,595,000, $17,095,000, and $13,169,000, for the years ended July 31,
     1999, 1998 and 1997, respectively. Future minimum lease commitments for such leases are $15,846,000 in 2000, $13,094,000 in 2001, $9,931,000 in
     2002, $5,229,000 in 2003, $1,563,000 in 2004 and $2,161,000 thereafter.


I.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     Ferrell makes contributions to the ESOT which causes a portion of the shares of Ferrell owned by the ESOT to be allocated to employees' accounts over time. The allocation of Ferrell shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrell, equivalent to the fair value of such shares allocated. The Partnership is not obligated to fund or make contributions to the ESOT. Nevertheless, due to the benefit received by the Company's employees from participating in the ESOP, the non-cash compensation charge is also recorded by the Partnership.

     The General Partner and its parent Ferrell have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions were made to the plan at the discretion of Ferrell's Board of Directors. With the  establishment  of the ESOP in July
     1998, the Company suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The profit sharing plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. These matching contributions are not affected by the establishment of the ESOP. Contributions for the year ended July 31, 1997, were $3,000,000 under the profit sharing provision, and for the years ended July 31, 1999, 1998 and 1997, respectively, were $2,110,000, $1,693,000, and $1,542,000 under the
     401(k) provision.


J.  Unit Options of the Partnership and Stock Options of Ferrell Companies, Inc.

     The Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan") currently authorizes the issuance of options (the "Unit Options") covering up to 850,000 of the MLP's units to certain officers and employees of the General Partner. Effective August 1, 1999, with the conversion of the Subordinated Units, the units covered by the options are Common Units. The Unit Options are exercisable beginning after July 31, 1999, at exercise prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the Subordinated Units at the time of the grant. The options vest immediately or over a one to five year period, and expire on the tenth anniversary of the date of the grant.



                                                                      Number      Weighted Average      Weighted
                                                                        of         Exercise Price     Average Fair
                                                                      Units                              Value
                                                                    -----------------------------------------------
          Outstanding, July 31, 1996                                 668,425           $17.38
          Granted                                                    216,500             20.23           $0.52
          Forfeited                                                 (157,325)            18.02
                                                                   -------------
          Outstanding, July 31, 1997                                 727,600             18.09
          Granted                                                    118,500             19.47            0.47
          Forfeited                                                  (64,100)            19.16
                                                                   -------------
          Outstanding, July 31, 1998                                 782,000             18.21
          Granted                                                      40,000            18.54            0.39
          Forfeited                                                  (40,975)            18.15
                                                                   -------------
          Outstanding, July 31, 1999                                 781,025
                                                                   -------------
          Options exercisable, July 31, 1999                            0
                                                                   -------------

                                                                         Options Outstanding at July 31, 1999
                                                                   -------------------------------------------------
          Range of option prices at end of year                                     $16.80-$21.67
          Weighted average remaining contractual life                                 6.9 years


     The Ferrell Companies, Inc. nonqualified stock option plan (the "NQP") was established by Ferrell Companies, Inc. ("Ferrell") to allow upper middle and senior level managers of the General Partner to participate in the equity growth of Ferrell and, indirectly in the equity growth of the Partnership. The shares underlying the stock options are common shares of Ferrell, therefore, there is no potential dilution of the Partnership. The Ferrell NQP stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control, death, disability or retirement of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell debt, but in no event later than 20 years from the date of issuance.

     The Partnership accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the Unit Option Plan, or for the NQP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Partnership's net income and earnings per share would have been reduced as noted in the table below:

                                                                   1999             1998             1997
                                                               -------------    -------------    -------------
           Net earnings as reported                                   $1,997           $4,943          $23,218
          Pro forma adjustment                                        (465)             (40)             (29)
                                                               -------------    -------------    -------------
          Net earnings adjusted                                      $1,532           $4,903           $23,189
                                                               =============    =============    =============

          Pro forma basic and diluted net earnings per
          limited partner share                                       $0.05            $0.16            $0.73
                                                               =============    =============    =============


     The fair value of the unit options granted during the 1999, 1998 and 1997 fiscal years were determined using a binomial option valuation model with the following assumptions: a) distribution amount of $0.50 per unit per quarter for 1999, 1998 and 1997, b) average Common Unit price volatilities of 18.1%, 16.2% and 16.9% were used as an estimate of Subordinated Unit volatility for 1999, 1998 and 1997, respectively, c) the risk-free interest rates used were 5.5%, 5.7% and 5.9%, for 1999, 1998 and 1997, respectively and d) the expected life of the option used was 5 years for 1999, 1998 and 1997. The fair value of the Ferrell Companies, Inc. NQP stock options granted during the 1999 fiscal year was determined using a binomial option valuation model with the following assumptions: a) no dividends, b) average stock price volatility of 10.6%, c) the risk-free interest rate used was 5.5% and d) expected life of the options between 8 and 15 years.


     K. Disclosures About Off Balance Sheet Risk and Fair Value of Financial Instruments

     The carrying amount of current financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of the Partnership's long-term debt was $568,459,000 and $524,612,000 as of July 31, 1999 and 1998, respectively. The fair value is estimated based on quoted market prices.

     Interest Rate Collar Agreements. The Partnership has entered into various interest rate collar agreements involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At July 31, 1999 and 1998, the total notional principal amount of these agreements was $25,000,000 and $100,000,000, respectively, and the fair value of these agreements was immaterial to the financial position, results of operations or cash flows of the Partnership. The counterparties to these agreements are large financial institutions. The interest rate collar agreements subject the Partnership to financial risk that will vary during the life of these agreements in relation to market interest rates.

     Option Commodity Contracts. The Partnership is a party to certain option contracts, involving various liquefied petroleum products, for risk management  purposes  in  connection  with  its  trading  activities.  Such contracts do not meet the criteria for classification as hedge transactions. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized below.

     Forward, Futures and Swaps Commodity Contracts. The Partnership is a party to certain forward, futures and swaps contracts for trading purposes. Such contracts do not meet the criteria for classification as hedge transactions. Net gains from trading activities were $7,699,000, $7,464,000, and $5,476,000, for the years ended July 31, 1999, 1998, and
     1997, respectively. Such contracts permit settlement by delivery of the commodity. Open contract positions are summarized below (assets are defined as purchases or long positions and liabilities are sales or short positions).


                                   As of July 31
                    (In thousands, except price per gallon data)                   Derivative Commodity
                      Derivative Commodity Instruments Held for                    Instruments Held for
                           Purposes Other than Trading                               Trading Purposes
                                     (Options)                                (Forwards, Futures and Swaps)
                    -------------------------------------------    ---------------------------------------------------
                           1999                    1998                     1999                        1998
                    --------------------    -------------------    -----------------------     -----------------------
                      Asset      Liab.        Asset     Liab.         Asset       Liab.           Asset       Liab.
                    --------- ----------    -------- ----------    ----------- -----------     ---------- ------------

 Volume (gallons)    3,245    (22,648)       3,927    (13,444)      2,814,698  (2,720,295)      568,949     (628,573)

 Price (cent)/gal)   23-39      27-55          31       49-18         19-49      19-49           35-23        35-24


 Maturity           8/99-      8/99           8/98-      8/98-       8/99-       8/99-           8/98-        8/98-
 Dates              3/00       3/00           12/98      2/99        12/01       12/01           12/99        12/99

 Contract Amounts
 ($)                 10,775   (13,973)       8,295    (19,757)      1,232,209  (1,215,341)      181,541     (201,497)

 Fair Value ($)      10,941   (15,850)       7,901    (19,538)      1,337,924  (1,318,526)      186,696     (203,162)

 Unrealized gain
 (loss) ($)           166      (1,877)       (394)       219         105,715   (103,185)         5,155       (1,665)

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


L.  Business Combinations

     During the year ended July 31, 1999, the Partnership made acquisitions of 11 businesses valued at $50,049,000. This amount was funded by $43,838,000 cash payments, $199,000 in Common units and noncash transactions totaling $6,012,000 in the issuance of noncompete notes and other costs and consideration.

     During the year ended July 31, 1998, the Partnership made acquisitions of four businesses valued at $12,670,000. This amount was funded by $9,839,000 cash payments, $2,000,000 in common units and noncash transactions totaling $831,000 in the issuance of noncompete notes and other costs and consideration.

     During the year ended July 31, 1997, the Partnership made acquisitions of eight businesses valued at $40,200,000. This amount was funded by $36,114,000 cash payments and noncash transactions totaling $4,086,000 in the issuance of noncompete notes and other costs and consideration.

     All transactions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of all acquisitions have been included in the consolidated financial statements from their dates of acquisition. The pro forma effect of these transactions was not material to the results of operations.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Partners Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.), as of July 31, 1999, and 1998 and the related statement of earnings, stockholder's equity and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 14, 1999

                       FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-woned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEET

                                                                           July 31,            July 31,
ASSETS                                                                       1999                1998
------------------------------------------------------------------     -----------------   ------------------

Cash                                                                             $1,000               $1,000
                                                                       -----------------   ------------------
Total Assets                                                                     $1,000               $1,000
                                                                       =================   ==================



STOCKHOLDER'S EQUITY
------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                  $1,000               $1,000

Additional paid in capital                                                          774                  548

Accumulated deficit                                                                (774)                (548)
                                                                       -----------------   ------------------
Total Stockholder's Equity                                                        1,000                1,000
                                                                       -----------------   ------------------

Total Liabilities and Stockholder's Equity                                       $1,000               $1,000
                                                                       =================   ==================





                       See notes to financial statements

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENTS OF EARNINGS




                                                                    For the year ended July 31,
                                                    ------------------------------------------------------------
                                                          1999                  1998                 1997
                                                    -----------------     -----------------     ----------------

Revenues                                                          $-                    $-                   $-

General and administrative expense                               226                   221                  285
                                                    -----------------     -----------------     ----------------
Net loss                                                       $(226)                $(221)               $(285)
                                                    =================     =================     ================






                       See notes to financial statements

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY






                                    Common stock                                                         Total
                             -----------------------------  Additional          Accumulated         stockholder's
                              Shares        Dollars       paid in capital       deficit              equity
                             -------------  ------------  -------------------------------------   -----------------

    August 1, 1996                  1,000        $1,000                 $42               $(42)             $1,000

    Capital contribution                -             -                 285                  -                 285

    Net loss                            -             -                   -               (285)               (285)
                             -------------  ------------  ------------------  -----------------   -----------------
    July 31, 1997                   1,000         1,000                 327               (327)              1,000

    Capital contribution                -             -                 221                  -                 221

    Net loss                            -             -                   -               (221)               (221)
                             -------------  ------------  ------------------  -----------------   -----------------
    July 31, 1998                   1,000         1,000                 548               (548)              1,000

    Capital contribution                -             -                 226                  -                 226

    Net loss                            -             -                   -               (226)               (226)
                             -------------  ------------  ------------------ -----------------   -----------------
    July 31, 1999                   1,000        $1,000                $774              $(774)             $1,000
                             =============  ============  ==================  =================   =================

                       See notes to financial statements

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS




                                                                            For the year ended July 31,
                                                             ----------------------------------------------------------
                                                                   1999                 1998                1997
                                                             -----------------    -----------------   -----------------
Cash Flows From Operating Activities:
  Net loss                                                              $(226)               $(221)              $(285)
                                                             -----------------    -----------------   -----------------
      Cash used by operating activities                                  (226)                (221)               (285)
                                                             -----------------    -----------------   -----------------


Cash Flows From Financing Activities:
  Capital contribution                                                    226                  221                 285
                                                             -----------------    -----------------   -----------------
      Cash provided by financing activities                               226                  221                 285
                                                             -----------------    -----------------   -----------------

Change in cash                                                              0                    0                   0
Cash - beginning of period                                              1,000                1,000               1,000
                                                             -----------------    -----------------   -----------------
Cash - end of period                                                   $1,000               $1,000              $1,000
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

         Due to the inability of the Company to utilize the deferred tax benefit of $320 associated with the current year net operating loss carryforward of $823, which expire at various dates through July 31, 2014, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the year ended July 31, 1999 or 1998 and there is no net deferred tax asset as of July 31, 1999 or July 31, 1998.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                                          Page
Ferrellgas Partners, L.P. and Subsidiaries
Independent Auditors' Report on Schedules...................................S-2

Schedule I Parent Company Only Balance Sheets as of July 31, 1999 and 1998, and Statements of Earnings and Cash Flows for the Years ended July 31, 1999, 1998, and 1997 S-3


Schedule II       Valuation and Qualifying Accounts for the
                  Years ended July 31, 1999, 1998
                  and 1997..................................................S-6

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

     We have audited the consolidated financial statements of Ferrellgas Partners, L.P., and subsidiaries as of July 31, 1999 and 1998, and for each of the three years ended July 31, 1999, and have issued our report thereon dated September 14, 1999. Our audit also included the financial statement schedules listed at Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 14, 1999

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                                 BALANCE SHEET
                                 (in thousands)




 ASSETS                                                   July 31, 1999     July 31, 1998
-----------------------------------------------------    ----------------  -----------------

 Cash and cash equivalents                                           $ 1                $ 1
 Investment in Ferrellgas, L.P.                                   88,758            148,013
 Other assets, net                                                 3,466              2,778
                                                        ----------------  -----------------
    Total Assets                                                $ 92,225          $ 150,792
                                                         ================  =================



LIABILITIES AND PARTNERS' CAPITAL
-----------------------------------------------------

Other current liabilities                                        $ 1,876            $ 1,875

Long term debt                                                   160,000            160,000

Partners' Capital
  Common unitholders                                               1,215             27,985
  Subordinated unitholders                                       (10,516)            19,908
  General partner                                                (59,553)           (58,976)
  Accumulated other comprehensive income                            (797)          -
                                                         ----------------  -----------------
    Total Partners' Capital                                      (69,651)           (11,083)
                                                         ----------------  -----------------

    Total Liabilities and Partners' Capital                     $ 92,225          $ 150,792
                                                         ================  =================


                            FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                             STATEMENTS OF EARNINGS
                                 (in thousands)


                                                                      For the Year Ended
                                                  ---------------------------------------------------------
                                                   July 31, 1999       July 31, 1998       July 31, 1997
                                                  ----------------    -----------------   -----------------

Equity in earnings of Ferrellgas, L.P.                   $ 17,511             $ 20,462            $ 38,673
Operating expense                                               -                    5                  27
Interest expense                                           15,514               15,514              15,428
                                                  ----------------    -----------------   -----------------
  Net earnings                                            $ 1,997              $ 4,943            $ 23,218
                                                  ================    =================   =================

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                             For the Year Ended
                                                                    ---------------------------------------------------------
                                                                     July 31, 1999       July 31, 1998        July 31, 1997
                                                                    -----------------   -----------------    ----------------
Cash Flows From Operating Activities:
 Net earnings                                                                $ 1,997             $ 4,943            $ 23,218
 Reconciliation of net earnings to
 net cash from operating activities:
    Amortization of capitalized financing costs                                  513                 513                 511
    Equity in earnings of Ferrellgas, L.P.                                   (17,690)            (20,671)            (39,068)
    Other current assets                                                      (1,201)                  3                 879
    Distributions received from Ferrellgas, L.P.                              79,430              78,176              80,085
    Increase (decrease) in other current liabilities                               1                  (1)             (2,980)
                                                                    -----------------   -----------------    ----------------
      Net cash provided by operating activities                               63,050              62,963              62,645
                                                                    -----------------   -----------------    ----------------

Cash Flows From Financing Activities:
 Distributions to partners                                                   (63,229)            (63,176)            (63,044)
  Net advance from affiliate                                                     179                 213                 399
                                                                    -----------------   -----------------    ----------------
      Net cash used by financing activities                                  (63,050)            (62,963)            (62,645)
                                                                    -----------------   -----------------    ----------------

Increase in cash and cash equivalents                                              -                   -                   -
Cash and cash equivalents - beginning of period                                    1                   1                   1
                                                                    -----------------   -----------------    ----------------
Cash and cash equivalents - end of period                                        $ 1                 $ 1                 $ 1
                                                                    =================   =================    ================

                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                            Balance at       Charged to                           Deductions          Balance
                                             beginning          cost/             Other            (amounts           at end
                Description                  of period        expenses          Additions        charged-off)        of period
----------------------------------------   --------------   --------------    --------------    ---------------    --------------

Year ended July 31, 1999

Allowance for doubtful accounts                   $1,381           $1,622               $40             $1,787            $1,296

Accumulated amortization:

    Intangible assets                            123,531           15,742                 0                  0           139,273

    Other assets                                   9,054            1,686                 0              5,735             5,005


Year ended July 31, 1998

Allowance for doubtful accounts                    1,234            3,003                 0              2,856             1,381

Accumulated amortization:

    Intangible assets                            109,211           14,320                 0                  0           123,531

    Other assets                                   6,753            2,301                 0                  0             9,054


Year ended July 31, 1997

Allowance for doubtful accounts                    1,169            2,604                 0              2,539             1,234

Accumulated amortization:

    Intangible assets                             95,801           13,410                 0                  0           109,211

    Other assets                                   4,647            2,106                 0                  0             6,753

                                      S-6