Form 10-Q
period 1999-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 1999-12-13
CIK 922358, 1012493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1999

                                       or

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

Yes    [ X ]  No    [   ]

At December 2, 1999, the registrants had units or shares outstanding as follows:

        Ferrellgas Partners, L.P.      31,307,116        Common Units

        Ferrellgas Partners Finance
        Corp.                          1,000              Common Stock

                   FERRELLGAS PARTNERS, L.P. and SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents

                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

                                                                                                               Page
                Ferrellgas Partners, L.P. and Subsidiaries

                Consolidated Balance Sheets - October 31, 1999 and July 31, 1999                                 1

                Consolidated Statements of Earnings -
                     Three months ended October 31, 1999 and 1998                                                2

                Consolidated Statement of Partners' Capital -
                      Three months ended October 31, 1999                                                        3

                Consolidated Statements of Cash Flows -
                     Three months ended October 31, 1999 and 1998                                                4

                Notes to Consolidated Financial Statements                                                       5


                Ferrellgas Partners Finance Corp.

                Balance Sheets - October 31, 1999 and July 31, 1999                                              8

                Statements of Earnings - Three months ended October 31, 1999
                    and 1998                                                                                     8

                Statements of Cash Flows - Three months ended October 31, 1999
                    and 1998                                                                                     9

                Notes to Financial Statements                                                                    9

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS
                                                                                                                 10

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       14

                           PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                                 15


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                            October 31,       July 31,
ASSETS                                                                          1999            1999
----------------------------------------------------------------------      -------------   -------------
                                                                            (unaudited)
Current Assets:
  Cash and cash equivalents                                                     $ 12,261         $35,134
  Accounts and notes receivable                                                   84,563          58,380
  Inventories                                                                     52,831          24,645
  Prepaid expenses and other current assets                                       17,363           6,780
                                                                            -------------   -------------
    Total Current Assets                                                         167,018         124,939

Property, plant and equipment, net                                               405,450         405,292
Intangible assets, net                                                           116,473         118,117
Other assets, net                                                                  8,340           8,397
                                                                            -------------   -------------
    Total Assets                                                                $697,281        $656,745
                                                                            =============   =============


LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                               $88,370         $60,754
  Other current liabilities                                                       45,537          48,266
  Short-term borrowings                                                           55,965          20,486
                                                                            -------------   -------------
    Total Current Liabilities                                                    189,872         129,506

Long-term debt                                                                   593,081         583,840
Other liabilities                                                                 12,300          12,144
Contingencies and commitments                                                    -               -
Minority interest                                                                    650             906

Partners' Capital:
  Common unitholders (31,307,116 and 14,710,765 units
    outstanding at October 31, 1999 and July 31, 1999, respectively)             (37,982)          1,215
  Subordinated unitholders (0 and 16,593,721 units outstanding
    at October 31, 1999 and  July 31, 1999, respectively)                        -               (10,516)
  General partner                                                                (59,843)        (59,553)
  Accumulated other comprehensive income                                            (797)           (797)
                                                                            -------------   -------------
    Total Partners' Capital                                                      (98,622)        (69,651)
                                                                            -------------   -------------
    Total Liabilities and Partners' Capital                                     $697,281        $656,745
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

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per-unit data)
                                   (unaudited)


                                                         For the three months ended
                                                      -----------------------------------
                                                       October 31, 1999  October 31, 1998
                                                      ------------------ ----------------

Revenues:
  Gas liquids and related product sales                     $141,507          $118,002
  Other                                                       21,232            12,337
                                                      ---------------    --------------
    Total revenues                                           162,739           130,339

Cost of product sold (exclusive of
  depreciation, shown separately below)                       85,325            58,712
                                                      ---------------    --------------

Gross profit                                                  77,414            71,627

Operating expense                                             57,177            51,712
Depreciation and amortization expense                         12,083            11,311
Employee stock ownership plan compensation charge              1,027               890
General and administrative expense                             5,183             4,668
Equipment lease expense                                        3,853             2,968
                                                      ---------------    --------------

Operating income (loss)                                       (1,909)               78

Interest expense                                             (12,581)          (11,618)
Interest income                                                  258               158
Gain (loss) on disposal of assets                                (96)               86
                                                      ---------------    --------------

Loss before minority interest and
   extraordinary item                                        (14,328)          (11,296)

Minority interest                                               (106)              (75)
                                                      ---------------    --------------

Loss before extraordinary item                               (14,222)          (11,221)

Extraordinary loss on early extinguishment of debt,
   net of minority interest of $130                         -                  (12,786)
                                                      ---------------    --------------

Net loss                                                     (14,222)          (24,007)

General partner's interest in net loss                          (142)             (240)
                                                      ---------------    --------------
Limited partners' interest in net loss                      $(14,080)         $(23,767)
                                                      ===============    ==============

Loss per limited partner unit:
Loss before extraordinary item                               $ (0.45)          $ (0.35)
Extraordinary loss                                          -                    (0.41)
                                                      ---------------    --------------
Net loss                                                     $ (0.45)          $ (0.76)
                                                      ===============    ==============

Loss per limited partner unit-assuming dilution:
Loss before extraordinary item                               $ (0.45)          $ (0.35)
Extraordinary loss                                          -                    (0.41)
                                                      ---------------    --------------
Net loss                                                     $ (0.45)          $ (0.76)
                                                      ===============    ==============


                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                               Number of units                                            Accumulated
                           ------------------------                                          other
                                          Sub-                     Sub-                     compre-         Total
                             Common     ordinated     Common     ordinated     General      hensive       partners'
                           unitholders unitholders  unitholders unitholders    partner       income        capital
                           ----------- ------------ ------------------------ ------------ ------------- ---------------

August 1, 1999               14,710.8     16,593.7      $ 1,215    $(10,516)    $(59,553)        $(797)       $(69,651)

  Conversion of
      subordinated units     16,593.7    (16,593.7)     (10,516)     10,516       -            -              -
      into common units

Common units issued in                                                                                        -
     connection with
     acquisitions                 2.6       -                45      -            -            -                    45

 Contribution from general
    partner in connection
    with ESOP compensation     -            -             1,007      -                10       -                 1,017
    charge

 Quarterly distributions       -            -           (15,653)     -              (158)      -               (15,811)

 Comprehensive income:
  Net loss                     -            -           (14,080)     -              (142)      -               (14,222)
                                                                                                        ---------------
    Comprehensive income                                                                                       (14,222)
                           ----------- ------------ ------------------------ ------------ ------------- ---------------
October 31, 1999             31,307.1          0.0     $(37,982)      $   0     $(59,843)        $(797)       $(98,622)
                           =========== ============ ======================== ============ ============= ===============










                 See notes to consolidated financial statements.
                                        3

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                    For the three months ended
                                                               -------------------------------------
                                                               October 31, 1999    October 31, 1998
                                                               ------------------  -----------------

Cash Flows From Operating Activities:
 Net loss                                                               $(14,222)          $(24,007)
 Reconciliation of net loss to net cash used in
  operating activities:
  Depreciation and amortization                                           12,083             11,311
  Extraordinary loss, net of minority interest                               -               12,786
  Employee stock ownership plan compensation charge                        1,027                890
  Other                                                                      938                468
  Changes in operating assets and liabilities net of
  effects from business acquisitions:
    Accounts and notes receivable                                        (26,542)           (10,951)
    Inventories                                                          (27,640)           (15,645)
    Prepaid expenses and other current assets                            (10,583)            (7,229)
    Accounts payable                                                      27,616             15,123
    Other current liabilities                                             (2,959)            (2,679)
    Other liabilities                                                        157               (175)
                                                               ------------------  -----------------
      Net cash used in operating activities                              (40,125)           (20,108)
                                                               ------------------  -----------------

Cash Flows From Investing Activities:
 Business acquisitions                                                    (6,527)           (17,844)
 Capital expenditures                                                     (6,205)            (7,124)
 Other                                                                     1,468                983
                                                               ------------------  -----------------
      Net cash used in investing activities                              (11,264)           (23,985)
                                                               ------------------  -----------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                                   35,479             27,541
 Additions to long-term debt                                              10,223            370,719
 Reductions of long-term debt                                             (1,214)          (336,090)
 Cash paid for call premium and debt issuance costs                    -                    (12,528)
 Distributions                                                           (15,811)           (15,805)
 Other                                                                      (161)              (161)
                                                               -----------------  ------------------
      Net cash provided by financing activities                           28,516             33,676
                                                               ------------------  -----------------

Decrease in cash and cash equivalents                                    (22,873)           (10,417)
Cash and cash equivalents - beginning of period                           35,134             16,961
                                                               ------------------  -----------------
Cash and cash equivalents - end of period                                $12,261             $6,544
                                                               ==================  =================

Cash paid for interest                                                   $13,708            $11,847
                                                               ==================  =================






                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (unaudited)


A. The financial statements of Ferrellgas Partners, L.P. and Subsidiaries ( the "Partnership") reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 31, 1999.

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 1999 and October 31, 1998 are not necessarily indicative of the results to be expected for a full year.

D. Inventories consist of:

                                                                                     October 31,        July 31,
     (in thousands)                                                                      1999             1999
                                                                                    ---------------  ---------------
     Liquefied propane gas and related products                                            $43,747          $15,480
     Appliances, parts and supplies                                                          9,084            9,165
                                                                                    ---------------  ---------------
                                                                                           $52,831          $24,645
                                                                                    ===============  ===============

     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of October 31, 1999, the Partnership had committed to take delivery of 43,329,000 gallons at a fixed price for its estimated future retail propane sales.

     Property, plant and equipment, net consist of:
                                                                                     October 31,        July 31,
     (in thousands)                                                                      1999             1999
                                                                                    ---------------  ---------------
     Property, plant and equipment                                                        $656,374         $650,536
     Less:  accumulated depreciation                                                       250,924          245,244
                                                                                    ---------------  ---------------
                                                                                          $405,450         $405,292
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                     October 31,        July 31,
     (in thousands)                                                                      1999             1999
                                                                                    ---------------  ---------------
     Intangible assets                                                                    $259,977         $257,390
     Less:  accumulated amortization                                                       143,504          139,273
                                                                                    ---------------  ---------------
                                                                                          $116,473         $118,117
                                                                                    ===============  ===============


E.  Quarterly Distributions of Available Cash

    The Partnership makes quarterly cash distributions of all of its "Available Cash", generally defined as consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date.

    Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common Unitholders (the "Unitholders") and 2% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. Common Units do not accrue arrearages.



F.   Partners' Capital

     Ferrellgas Partners, L.P. ("MLP") partners' capital consists of 31,307,116 Common Units representing the entire limited partner interest, and a 1% General Partner interest. The Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement") contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     In a non-cash transaction, effective, August 1, 1999, the Subordination Period ended and the Subordinated Units converted to Common Units. Certain financial tests, which were primarily related to making the Minimum Quarterly Distribution on all Units, were satisfied for each of the three consecutive four quarter periods ending July 31, 1999.

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

H. On September 14, 1999, the Partnership paid a cash distribution of $0.50 per Common and Subordinated Unit for the quarter ended July 31, 1999. On November 22, 1999, the Partnership declared its first-quarter cash distribution of $0.50 per Common Unit, payable December 15, 1999.

I.   Subsequent Events

     On November 8, 1999, the Partnership announced that it had signed a definitive agreement to purchase Thermogas Company, a subsidiary of Williams, for total consideration of $432,500,000. At closing the seller will receive $257,500,000 cash and $175,000,000 Senior Common Units. The closing of the transaction is subject to customary conditions, including regulatory approval.


     Effective December 6, 1999, the Ferrellgas, L.P. (the "OLP") entered into with Banc of America, as investor, and First Security Bank, as lessor-trustee, a $25,000,000 synthetic lease transaction involving a portion of the Partnership's customer tanks. The lease term extends over three and one-half years and may be extended for two additional one-year periods at the option of the OLP if such extension is approved by the lessor.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                 October 31,            July 31,
ASSETS                                                                              1999                  1999
--------------------------------------------------------------------          ------------------   -------------------
                                                                                 (unaudited)

Cash                                                                                     $1,000               $1,000
                                                                              ------------------   -------------------
Total Assets                                                                             $1,000               $1,000
                                                                              ==================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                          $1,000               $1,000


Additional paid in capital                                                                  960                  774

Accumulated deficit                                                                        (960)                (774)
                                                                              ------------------   -------------------
Total Stockholder's Equity                                                               $1,000               $1,000
                                                                              ==================   ===================







                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                                       Three Months Ended
                                                                              -------------------------------------
                                                                                 October 31,        October 31,
                                                                                    1999               1998
                                                                              ------------------ ------------------

General and administrative expense                                                    $  186              $  45

                                                                              ------------------ ------------------
Net loss                                                                               $(186)              $(45)
                                                                              ================== ==================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
                    (A wholly owned subsidiary of Ferrellgas
                                Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Three Months Ended
                                                             -------------------------------------------------
                                                                 October 31,                October 31,
                                                                     1999                      1998
                                                             ---------------------    ------------------------

Cash Flows From Operating Activities:
  Net loss                                                                 $(186)                   $(45)
                                                             ---------------------    ------------------------
      Cash used in operating activities                                     (186)                    (45)
                                                             ---------------------    ------------------------

Cash Flows From Financing Activities:
  Capital contribution                                                        186                     45
                                                             ---------------------    ------------------------
      Cash provided by financing activities                                   186                     45
                                                             ---------------------    ------------------------

Change in cash                                                                  -                      -
Cash - beginning of period                                                  1,000                  1,000
                                                             ---------------------    ------------------------
Cash - end of period                                                       $1,000                 $1,000
                                                             =====================    ========================

                       See notes to financial statements.




                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (unaudited)

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

Forward-looking statements

     Statements included in this report that are not historical facts, including statements concerning Year 2000 compliance and the belief that the OLP will have sufficient funds to meet its obligations and to enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and sufficient funds to pay the Minimum Quarterly Distribution ("MQD") ($0.50 per Unit) on all Common Units, are forward-looking statements.

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include but are not limited to the following: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates, g) governmental legislation and regulations, h) energy efficiency and technology trends, i) Year 2000 compliance of the Partnership's suppliers and j) other factors that are discussed in the Risk Factor section of the Partnership's most recent 1933 Act filing with the Securities and Exchange Commission, Amendment No. 1 to Form S-3 Registration Statement, as filed February 5, 1999.

Year 2000 Compliance

     Many computer systems and applications in use throughout the world today may not be able to appropriately interpret dates beginning in the year 2000 ("Year 2000" issue). As a result, this problem could have adverse consequences on the operations of companies and the integrity of information processing.

     The Partnership began the process in 1997 of identifying and correcting its computer systems and applications that were exposed to the Year 2000 issue. The Partnership initially focused on the systems and applications that were considered critical to its operations and services for supplying propane to its customers and to its ability to account for those business services accurately. These critical areas include the retail propane accounting and operations system (including related computer hardware), financial accounting and reporting system, supply and distribution accounting and operating system, payroll system, local and wide area networks and electronic mail systems. All these systems are now believed to be Year 2000 compliant.

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

     The Partnership has evaluated its Year 2000 issues and does not expect that the total cost of related modifications and conversions will have a material effect on its financial position, results of operations or cash flows. Such costs are being expensed as incurred. To date, the Partnership has incurred approximately $930,000 to identify and correct its Year 2000 issues. This expense has been primarily related to its critical systems and applications. It is estimated that in the remaining calendar year 1999 the Partnership will incur an additional $51,000 to identify and correct its Year 2000 issues. The Partnership does not anticipate significant purchases of computer software or hardware as a result of its Year 2000 issue and does not believe that the correction of any Year 2000 issues will delay or eliminate other scheduled computer upgrades and replacements. Despite the Partnership's efforts to address and remediate the Year 2000 issue, there can be no assurance that all critical areas and non-critical applications will continue without interruption through January 1, 2000 and beyond.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three months ended October 31, 1999 and 1998, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Historically, these fixed cost increases have caused net losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.

Three Months Ended October 31, 1999 vs. October 31, 1998

     Total Revenues. Total gas liquids and related product sales increased 19.9% to $141,507,000 as compared to $118,002,000 in the first quarter of fiscal 1999, primarily due to increased sales price per gallon and increased retail propane volumes.

     Sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane as compared to the prior period. Retail volumes increased 6.0% to 153,429,000 gallons as compared to 144,682,000 gallons for the prior period, primarily due to increased base business sales and the effect of acquisitions, partially offset by reduced crop drying volumes compared to the same quarter last year and hurricane related crop damage in the southeastern United States. Other revenues increased by $8,895,000 primarily due to favorable trading revenues.

     Gross Profit. Gross profit increased 8.1% to $77,414,000 as compared to $71,627,000 in the first quarter of fiscal 1999, primarily due to the favorable trading profits and increased retail sales volume, partially offset by reduced retail margins. Last year's margins benefited significantly from a low wholesale cost environment. This cost environment was not repeated this year. In addition, while the wholesale cost of propane rapidly increased during the quarter, the sales price lagged the cost increase.

     Operating Expenses. Operating expenses increased 10.6% to $57,177,000 as compared to $51,712,000 in the first quarter of fiscal 1999 primarily due to trading operations, merit salary increases, and acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Equipment Lease Expense. Equipment lease expense, which includes vehicle, propane tank and computer lease expense, increased by $885,000 primarily due to the utilization of operating lease financing to fund fleet upgrades and replacements.

     Interest expense. Interest expense increased 8.3% to $12,581,000 as compared to $11,618,000 in the first quarter of fiscal 1999. This increase is primarily the result of increased borrowings related to acquisitions and capital expenditures.

     Extraordinary item. During fiscal year 1999, the Partnership recognized an extraordinary loss of $12,786,000 net of minority interest of $130,000. The gross extraordinary loss included a payment of a 5% premium and a write-off of unamortized financing costs of $2,916,000, resulting primarily from the early extinguishment of $200,000,000 of its fixed rate senior notes. (see Financing Activities following).

Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 2000, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the $160,000,000 senior secured notes issued in April 1996 ("MLP Senior Secured Notes") and enable it to distribute the MQD on all Common Units.

     The MLP Senior Secured Notes, the $350,000,000 OLP senior notes ("Senior Notes"), the $145,000,000 amended and restated OLP credit facility ("Credit Facility") and the $38,000,000 additional OLP revolving credit agreement ("Additional Credit Facility") (See Financing Activities following) contain several financial tests which restrict the Partnership's ability to pay distributions, incur indebtedness and engage in certain other business transactions. These tests, in general, are based on the ratio of the MLP's and OLP's consolidated cash flow to fixed charges, primarily interest expense. Because the Partnership is more highly leveraged at the MLP than at the OLP, the tests related to the MLP Senior Secured Notes are more sensitive to fluctuations in consolidated cash flows and fixed charges. The most sensitive of the MLP related tests restricts the Partnership's ability to make certain Restricted Payments which include, but are not limited to, the payment of the MQD to unitholders.

     Although the MLP's financial performance during fiscal 1999 was adversely impacted by unseasonably warmer temperatures, the Partnership believes it will continue to meet the MLP Senior Secured Notes Restricted Payment test during fiscal 2000, in addition to meeting the other financial tests in the MLP Senior Secured Notes, Senior Notes, Credit Facility and Additional Credit Facility agreements. However, if the OLP were to encounter any unexpected downturns in business operations, it could result in the Partnership not meeting certain financial tests in future quarters, including but not limited to, the MLP Senior Secured Notes Restricted Payment test. Depending on the circumstances, the Partnership would pursue alternatives to permit the continued payment of MQD to its Common Unitholders.

 No assurances can be given, however, that such alternatives will be successful with respect to any given quarter.

     In a non-cash transaction, on August 1, 1999, the subordination period ended and the Subordinated Units converted to Common Units. This conversion is more fully described in Note F of the Consolidated Financial Statements provided herein.

     Future maintenance and working capital needs of the Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines, the MLP or OLP may issue additional debt or the MLP may issue additional equity securities, including, among others, Common Units.

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

     Operating Activities. Cash used in operating activities was $40,125,000 for the three months ended October 31, 1999, compared to cash used in operating activities of $20,108,000 for the prior period. This increased use of cash is primarily due to the net effect of increased wholesale cost of product on accounts receivable, inventory, and accounts payable and to a lesser extent the timing of receipts and payments related to trading activities.

     Investing Activities. During the three months ended October 31, 1999, the Partnership made total acquisition capital expenditures of $6,708,000. This amount was funded by $6,527,000 cash payments, $45,000 of Common Units issued and $136,000 of other costs and consideration.

     During the three months ended October 31, 1999, the Partnership made growth and maintenance capital expenditures of $6,205,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) relocating and upgrading district plant facilities, 3) vehicle lease buyouts, and 4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

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

     On November 8, 1999, the Partnership announced that it had signed a definitive agreement to purchase Thermogas Company, a subsidiary of Williams, for total consideration of $432,500,000. At closing the seller will receive $257,500,000 cash and $175,000,000 Senior Common Units. The closing of the transaction is subject to customary conditions, including regulatory approval. Other than future effects from the Thermogas acquisition, the Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 2000, the Partnership does expect an increase in growth and maintenance capital expenditures as compared to fiscal 1999 levels, primarily resulting from the Thermogas Company acquisition.

    Financing Activities. On August 4, 1998, the OLP issued the privately placed unsecured Senior Notes and entered into a Credit Facility with its existing banks. The proceeds of the Senior Notes, which include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%, were used to redeem $200,000,000 of OLP fixed rate senior notes issued in July 1994, including a 5% call premium, and to repay outstanding indebtedness under the former OLP revolving credit facility. The OLP entered the Additional Credit Facility agreement on April 30, 1999. This facility provides for an unsecured facility for acquisitions, capital expenditures, and general corporate purposes. The outstanding Additional Credit Facility balance at April 29, 2000, may be converted to a term loan and will be due and payable in full July 2, 2001.

     During the three months ended October 31, 1999, the Partnership borrowed $35,479,000 from its credit facilities to fund working capital, business acquisitions, and capital expenditure needs. At October 31, 1999, $123,900,000 of borrowings were outstanding under the credit facilities. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $23,665,000. At October 31, 1999, the Operating Partnership had $35,435,000 available for general corporate, acquisition and working capital purposes under the credit facilities.

     On November 22, 1999, the Partnership declared a cash distribution of $0.50 per Common Unit, payable December 15, 1999.


     Effective December 6, 1999, the OLP entered into with Banc of America, as investor, and First Security Bank, as lessor-trustee $25,000,000 synthetic lease transaction involving a portion of the OLP customer tanks. The lease term extends over three and one-half years and may be extended for two additional one-year periods at the option of the OLP if such extension is approved by the lessor.


     Adoption of New Accounting Standards. The Financial Accounting Standards Board ("FASB") recently issued Statment of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", is required to be adopted by the Partnership for the first quarter of fiscal 2001. The Partnership is currently assessing its impact on the Partnership's financial position, results of operations and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt by entering into interest rate collar agreements. As of October 31, 1999, the Partnership had $123,900,000 in variable rate debt and $25,000,000 notional amount of interest rate collar agreements effectively outstanding. Thus, assuming a 100 basis point change increase in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt and the associated interest rate collar agreements is not material to the financial statements.

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

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $4,300,000 as of October 31, 1999. Actual results may differ.


                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

              10.1 Lease Intended as Security, dated as of December 1, 1999 between Ferrellgas, LP as Lessee and First Security Bank, National Association, solely as Certificate Trustee, as Lessor

              10.2 Participation Agreement, dated as of December 1, 1999, among Ferrellgas, L.P., as Lessee, Ferrellgas, Inc. as General Partner, First Security Bank, National Association, solely as Certificate Trustee, First Security Trust Company of Nevada, solely as Agent, The Persons Named on Schedule I-A, The Persons Named on Schedule I-B, as Lenders and Appendix I to Participation Agreement

              10.3 Third Amendment to Second Amended and Restated Credit Agreement dated as of December 2, 1999, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America N.A. as agent, and the other financial institutions party thereto.

               10.4 First Amendment to Short-Term Revolving Credit Agreement dated as of December 2, 1999, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America N.A., as agent, and the other financial institutions party thereto.

          27.1        Financial Data Schedule - Ferrellgas Partners, L.P. (filed in electronic format only)

          27.2        Financial Data Schedule - Ferrellgas Partners Finance
                         Corp. (filed in electronic format only)


          (b)  Reports on Form 8-K

            The Partnership did not file a Form 8-K during the quarter ended October 31, 1999.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FERRELLGAS PARTNERS, L.P.

                            By Ferrellgas, Inc. (General Partner)


Date: December 13, 1999     By     /s/ Kevin T. Kelly
                            -------------------------------------------------
                            Kevin T. Kelly
                            Vice President and Chief
                            Financial Officer (Principal
                            Financial and Accounting Officer)



                             FERRELLGAS PARTNERS FINANCE CORP.


Date: December 13, 1999      By     /s/ Kevin T. Kelly
                             ------------------------------------------------
                             Kevin T. Kelly
                             Chief Financial Officer (Principal
                             Financial and Accounting Officer)

                                INDEX TO EXHIBITS


                       Exhibit No. Description of Exhibit

            10.1             Lease Intended as Security, dated as of December
                              1, 1999 between Ferrellgas, LP as
                              Lessee and First Security Bank, National
                              Association, solely as Certificate Trustee, as Lessor

           10.2              Participation Agreement, dated as of December 1,
                              1999, among Ferrellgas, L.P., as
                             Lessee, Ferrellgas, Inc. as General Partner, First
                              Security Bank, National
                             Association, solely as Certificate Trustee, First
                              Security Trust Company of Nevada,
                             solely as Agent, The Persons Named on Schedule I-A,
                              The Persons Named on Schedule
                             I-B, as Lenders and Appendix I to Participation
                              Agreement

              10.3 Third Amendment to Second Amended and Restated Credit Agreement dated as of December 2, 1999, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America N.A. as agent, and the other financial institutions party thereto.

               10.4 First Amendment to Short-Term Revolving Credit Agreement dated as of December 2, 1999, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America N.A., as agent, and the other financial institutions party thereto.

               27.1          Financial Data Schedule - Ferrellgas Partners, L.P.
                             (filed in electronic format only)

               27.2 Financial Data Schedule - Ferrellgas Partners Finance Corp. (filed in electronic format only)