Form 10-Q
period 2000-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2000-03-16
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2000

                                       or

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

Yes    [ X ]  No    [   ]

At March 15, 2000, the registrants had units or shares outstanding as follows:

Ferrellgas Partners, L.P.                31,307,116          Common Units
                                          4,428,499          Senior Common Units

Ferrellgas Partners Finance Corp.             1,000          Common Stock

                   FERRELLGAS PARTNERS, L.P. and SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents

                                                                                                              Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Ferrellgas Partners, L.P. and Subsidiaries

                Consolidated Balance Sheets - January 31, 2000 and July 31, 1999                                 1

                Consolidated Statements of Earnings -
                     Three and six months ended January 31, 2000 and 1999                                        2

                Consolidated Statement of Partners' Capital -
                      Six months ended January 31, 2000                                                          3

                Consolidated Statements of Cash Flows -
                     Six months ended January 31, 2000 and 1999                                                  4

                Notes to Consolidated Financial Statements                                                       5


                Ferrellgas Partners Finance Corp.

                Balance Sheets - January 31, 2000 and July 31, 1999                                             11

                Statements of Earnings - Three and six months ended
                January 31, 2000 and 1999                                                                       11

                Statements of Cash Flows - Six months ended January 31, 2000 and 1999                           12

                Notes to Financial Statements                                                                   12

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                13

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      18

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                                               19

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                                       19

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                                                 19

ITEM 4.         SUBMISSION TO A VOTE OF SECURITIES HOLDERS                                                      19

ITEM 5.         OTHER INFORMATION                                                                               19

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                                19


ITEM 1. FINANCIAL STATEMENTS

                                FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except unit data)


                                                                               January 31,     July 31,
ASSETS                                                                            2000           1999
-------------------------------------------------------------------------    ---------------- ------------
                                                                               (unaudited)
Current Assets:
  Cash and cash equivalents                                                         $ 25,156      $35,134
  Accounts and notes receivable, net                                                 161,566       58,380
  Inventories                                                                         67,232       24,645
  Prepaid expenses and other current assets                                            9,586        6,780
                                                                             ---------------- ------------
    Total Current Assets                                                             263,540      124,939

Property, plant and equipment, net                                                   537,844      405,292
Intangible assets, net                                                               264,072      118,117
Other assets, net                                                                      8,772        8,397
                                                                             ---------------- ------------
    Total Assets                                                                  $1,074,228     $656,745
                                                                             ================ ============


LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                                  $126,610      $60,754
  Other current liabilities                                                           75,510       48,266
  Short-term borrowings                                                               35,000       20,486
                                                                             ---------------- ------------
    Total Current Liabilities                                                        237,120      129,506

Long-term debt                                                                       708,202      583,840
Other liabilities                                                                     19,586       12,144
Contingencies and commitments                                                       -              -
Minority interest                                                                      2,709          906

Partners' Capital:
  Senior common unitholders (4,428,499 units oustanding
    at January 31, 2000 -  redeemable liquidation value - $177,139,946)              168,587       -
  Common unitholders (31,307,116 and 14,710,765 units
   outstanding at January 31, 2000 and July 31, 1999, respectively)                   (3,452)       1,215
  Subordinated unitholders (0 and 16,593,721 units outstanding
    at January 31, 2000 and July 31, 1999, respectively)                              -           (10,516)
  General partner                                                                    (57,727)     (59,553)
  Accumulated other comprehensive income                                                (797)        (797)
                                                                             ---------------- ------------
    Total Partners' Capital                                                          106,611      (69,651)
                                                                             ---------------- ------------
    Total Liabilities and Partners' Capital                                       $1,074,228     $656,745
                                                                             ================ ============

                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per-unit data)
                                   (unaudited)


                                                           For the three months ended  For the six months ended
                                                           --------------------------- -----------------------
                                                             January 31,   January 31, January 31,  January 31,
                                                                2000          1999        2000         1999
                                                           ------------ --------------- ----------- -------------

Revenues:

  Gas liquids and related product sales                         $316,025     $216,541    $457,532    $334,543
  Other                                                           24,970       13,536      46,202      25,873
                                                           --------------  ----------- ----------- -----------
    Total revenues                                               340,995      230,077     503,734     360,416

Cost of product sold (exclusive of
  depreciation, shown separately below)                          178,028      101,328     263,353     160,040
                                                           --------------  ----------- ----------- -----------

Gross profit                                                     162,967      128,749     240,381     200,376

Operating expense                                                 69,341       56,240     126,518     107,952
Depreciation and amortization expense                             13,916       11,806      25,999      23,117
Employee stock ownership plan compensation charge                  1,026          800       2,053       1,690
General and administrative expense                                 5,960        4,197      11,143       8,865
Equipment lease expense                                            5,586        3,173       9,439       6,141
                                                           --------------  ----------- ----------- -----------

Operating income                                                  67,138       52,533      65,229      52,611

Interest expense                                                 (14,697)     (11,960)    (27,278)    (23,578)
Interest income                                                      351          386         609         544
Loss on disposal of assets                                           (33)        (598)       (129)       (512)
                                                           --------------  ----------- ----------- -----------

Earnings before minority interest and
   extraordinary item                                             52,759       40,361      38,431      29,065

Minority interest                                                    573          446         467         371
                                                           --------------  ----------- ----------- -----------

Earnings before extraordinary item                                52,186       39,915      37,964      28,694

Extraordinary loss on early extinguishment of debt,
   net of minority interest of $130                              -             -           -          (12,786)
                                                           --------------  ----------- ----------- -----------

Net earnings                                                      52,186       39,915      37,964      15,908

Paid in kind distribution to senior common unitholders             2,140          N/A       2,140         N/A
General partner's interest in net earnings                           500          399         358         159
                                                           --------------  ----------- ----------- -----------
Limited partners' interest in net earnings                       $49,546      $39,516     $35,466     $15,749
                                                           ==============  =========== =========== ===========

Basic earnings per limited partner unit:
Earnings before extraordinary item                                $ 1.58       $ 1.26      $ 1.13      $ 0.91
Extraordinary loss                                               -             -           -            (0.41)
                                                           --------------  ----------- ----------- -----------
Net earnings                                                      $ 1.58       $ 1.26      $ 1.13      $ 0.50
                                                           ==============  =========== =========== ===========

Diluted earnings per limited partner unit:
Earnings before extraordinary item                                $ 1.58       $ 1.26      $ 1.13      $ 0.91
Extraordinary loss                                               -             -           -            (0.41)
                                                           --------------  ----------- ----------- -----------
Net earnings                                                      $ 1.58       $ 1.26      $ 1.13      $ 0.50
                                                           ==============  =========== =========== ===========


                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                               Number of units                                                              Accumulated
                       ---------------------------------                                                      other
                                                  Sub-        Senior                   Sub-                   compre-  Total
                         Senior      Common     ordinated     common     Common      ordinated    General    hensive  partners'
                       unitholders unitholders  unitholders unitholders unitholders  unitholder   partner    income   capital
                       ----------- ----------- ------------ ----------- ----------  -----------   -------   --------  --------

August 1, 1999             -         14,710.8  16,593.7     $      -    $ 1,215     $(10,516)     $(59,553) $(797)    $(69,651)

Conversion of
subordinated
units into
common units                         16,593.7 (16,593.7)           -    (10,516)      10,516        -         -         -

Units issued in
connection                                                                                                              -
with acquisitions
Common units                              2.6                      -         45       -             -         -            45
Senior Common units      4,375.0      -         -             175,000      -           -             1,768     -      176,768
Fees paid to
issue senior
common units                                                  (8,925)     -           -             -         -        (8,925)

Accretion of
discount on senior
common units            -           -          -                 372       (368)      -             (4)       -         -

Contribution
from general
partner in
connection with
ESOP compensation
charge                  -           -          -                    -     2,013       -             20        -          2,033

Quarterly cash
distributios            -           -          -                    -   (31,307)      -            (316)      -        (31,623)

Accrued paid
in kind
distributions             53.5                                  2,140    (2,119)                    (21)                 -

Comprehensive
income:
Net earnings             -          -          -                    -    37,585        -            379       -         37,964
                                                                                                                        --------
Comprehensive income                                                                                                    37,964

                       ----------- ----------- ------------ ----------- ----------  -----------   -------   --------  --------
January 31, 2000        4,428.5    31,307.1    -              $168,587  $(3,452)     $ -          $(57,727) $(797)    $106,611
                       =========== =========== ============ =========== ==========  ===========   =======   ========   ========





                       See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                     For the six months ended
                                                                    ----------------------------
                                                                      January           January
                                                                      31, 2000         31, 1999
                                                                    -------------  ---------------

Cash Flows From Operating Activities:
 Net earnings                                                           $37,964         $15,908
 Reconciliation of net earnings to net cash used in
  operating activities:
  Depreciation and amortization                                          25,999          23,117
  Extraordinary loss, net of minority interest                                -          12,786
  Employee stock ownership plan compensation charge                       2,053           1,690
  Other                                                                   2,821           2,837
  Changes in operating  assets and  liabilities,
  net of effects  from  business
  acquisitions:
    Accounts and notes receivable                                       (79,282)        (47,393)
    Inventories                                                         (24,881)          5,084
    Prepaid expenses and other current assets                            (1,828)         (2,609)
    Accounts payable                                                     43,977          10,114
    Other current liabilities                                             2,705           2,103
    Other liabilities                                                       (41)          2,350
                                                                    ------------ ---------------
      Net cash provided in operating activities                           9,487          25,987
                                                                    ------------ ---------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                             54,827         (19,480)
 Capital expenditures                                                   (13,597)        (14,739)
 Proceeds from sale leaseback transaction                                25,000               -
 Cash paid for acquisition transaction fees                             (13,294)              -
 Other                                                                    1,934           1,138
                                                                    ------------ ---------------
      Net cash provided by (used in) investing activities                54,870         (33,081)
                                                                    ------------ ---------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                                  14,514           6,282
 Additions to long-term debt                                             12,812         391,713
 Reductions of long-term debt                                           (72,552)       (350,668)
 Cash paid for debt and lease financing costs                              (659)        (12,528)
 Distributions                                                          (31,623)        (31,612)
 Cash contribution from general partner                                   3,571               -
 Other                                                                     (398)           (399)
                                                                     ------------ ---------------
      Net cash provided by (used in) financing activities               (74,335)          2,788
                                                                    ------------ ---------------

Decrease in cash and cash equivalents                                    (9,978)         (4,306)
Cash and cash equivalents - beginning of period                          35,134          16,961
                                                                    ------------ ---------------
Cash and cash equivalents - end of period                               $25,156         $12,655
                                                                    ============ ===============

Cash paid for interest                                                  $23,775         $20,935
                                                                    ============ ===============






                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (unaudited)

A. The financial statements of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 31, 1999.

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 2000 and January 31, 1999 are not necessarily indicative of the results to be expected for a full year.

D. Inventories consist of:

                                                                                     January 31,        July 31,
     (in thousands)                                                                      2000             1999
                                                                                    ---------------  ---------------
     Liquefied propane gas and related products                                            $45,791          $15,480
     Appliances, parts and supplies                                                         21,441            9,165
                                                                                    ---------------  ---------------
                                                                                           $67,232          $24,645
                                                                                    ===============  ===============

     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of January 31, 2000, the Partnership had committed to take delivery of approximately 9,004,000 gallons at a fixed price for its estimated future retail propane sales.

     Property, plant and equipment, net consist of:
                                                                                     January 31,        July 31,
     (in thousands)                                                                      2000             1999
                                                                                    ---------------  ---------------
     Property, plant and equipment                                                        $787,708         $650,536
     Less:  accumulated depreciation                                                       249,864          245,244
                                                                                    ---------------  ---------------
                                                                                          $537,844         $405,292
                                                                                    ===============  ===============


     Intangible assets, net consist of:
                                                                                     January 31,        July 31,
     (in thousands)                                                                      2000             1999
                                                                                    ---------------  ---------------
     Intangible assets                                                                    $413,079         $257,390
     Less:  accumulated amortization                                                       149,007          139,273
                                                                                    ---------------  ---------------
                                                                                          $264,072         $118,117
                                                                                    ===============  ===============


E.  Quarterly Distributions of Available Cash

    The Partnership makes quarterly cash distributions to its Common Unitholders of all of its "Available Cash", generally defined as consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the General Partner for future requirements. Reserves are retained in order to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date.

    Distributions by the Partnership in an amount equal to 100% of its Available Cash, as defined in its Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement"), will generally be made 98% to the Senior Common Unitholders (see footnote G for discussion of the in kind distribution paid to the Senior Common Unitholders) and Common Unitholders (the "Unitholders") and 2% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. The Senior Common Units have certain preference rights over the Common Units. See Notes G, I and K for additional information about the Senior Common Units.

F. Long-term debt consists of:

                                                                                 January 31,           July 31,
    (in thousands)                                                                  2000                 1999
                                                                               ----------------     ---------------
    Senior Notes
      Fixed rate, 7.16%, due 2005-2013                                                $350,000            $350,000
      Fixed rate, 9.375%, due 2006                                                     160,000             160,000

    Bridge Loan
      Floating rate, 8.0625%, due 2000 (refinanced with long-term
            borrowings on February 28, 2000) (1)                                       183,000                   -

    Credit Agreement
      Revolving credit loans, 8.5%, due 2001                                                 -              58,314

    Notes payable, 7.9% and 6.4% weighted average interest rates,
      respectively, due 2000 to 2009                                                    17,978              18,154
                                                                               ----------------     ---------------
                                                                                       710,978             586,468
    Less:  current portion                                                               2,776               2,628
                                                                               ----------------     ---------------
                                                                                      $708,202            $583,840
                                                                               ================     ===============

    (1) The bridge loan, assumed in connection with the acquisition of Thermogas L.L.C. on December 17, 1999, (see Note J), has a stated maturity date of June 30, 2000. At January 31, 2000, the loan was incurring interest at LIBOR plus 2.25% or 8.0625%.

    On December 17, 1999, in connection with the purchase of Thermogas L.L.C. ("Thermogas Acquisition") (see Note J), Ferrellgas, L.P. (the "Operating Partnership" or "OLP") assumed a $183,000,000 bridge loan that was originally issued by Thermogas L.L.C. ("Thermogas") and had a maturity date of June 30, 2000. This loan is classified as long-term because it was refinanced on a long-term basis on February 28, 2000. On this date, the OLP issued $184,000,000 of fixed rate Senior Notes which have maturities ranging from 2006 to 2009 and an average interest rate of 8.8%. The additional $1,000,000 in borrowings was used to fund debt issuance costs.

    On December 17, 1999, in connection with the Thermogas Acquisition, the OLP paid off the balance remaining of $35,000,000 then outstanding on its $38,000,000 unsecured credit facility used for acquisitions, capital expenditures, and general corporate purposes. This outstanding credit facility was then terminated, leaving the OLP with the $145,000,000 credit facility as its only senior bank credit facility.


G.  Partners' Capital

     The Partnership's capital (after including the effect of 53,499 Senior Common Units issued in order to pay the in-kind distribution) consists of 4,428,499 Senior Common Units and 31,307,116 Common Units representing the entire limited partner interest, and a 1% General Partner interest. The Partnership Agreement contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     In connection with the Thermogas Acquisition (See Note J) on December 17, 1999, the Partnership issued 4,375,000 Senior Common Units to Williams Natural Gas Liquids, Inc. ("Williams" or "Seller") with a liquidating value of $175,000,000 plus accrued and unpaid distributions. The Senior Common Units entitle the holder to quarterly distributions from the MLP equivalent to 10 percent per annum of the liquidating value. Distributions are payable quarterly, in-kind, through issuance of additional Senior Common Units until the earlier of February 1, 2002 or the occurrence of a Material
     Event, as defined in the Partnership Agreement, ("Material Event") after which distributions are payable in cash. The Senior Common Units are redeemable by the Partnership at any time, in whole or in part, upon payment in cash of the face value of the Senior Common Units and the amount of any accrued but unpaid distributions.

     Williams has the right, subject to certain events and conditions, to convert any outstanding Senior Common Units into Common Units at the end of two years or upon the occurrence of a Material Event. Such conversion rights are contingent upon the Partnership not previously redeeming such securities, the approval of the Partnership's common unitholders of the conversion feature, and the passage of two years, among other conditions. The Partnership has agreed that within 180 days after the closing of the Thermogas Acquisition, it would submit to its common unitholders a proposal to approve this common unit conversion feature and to approve an exemption under the Partnership Agreement to enable Williams to vote the Common Units, if such conversion were to occur. Ferrell Companies, Inc., which holds a majority of the Partnership's Common Units, has agreed to vote in favor of that proposal. The Partnership has also granted Williams demand registration rights at the end of two years or upon the occurrence of a Material Event with respect to any outstanding Senior Common Units (or Common Units into which they may be convertible).

     In a non-cash transaction, effective August 1, 1999, the Subordination period ended and the Subordinated Units converted to Common Units. Certain financial tests, which were primarily related to making the Minimum Quarterly Distribution on all Units, were satisfied for each of the three consecutive four quarter periods ending July 31, 1999.

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

H.   Contingencies and Commitments

     The Partnership is threatened with or named as a defendant in various lawsuits that, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Partnership.

     On December 6, 1999, the OLP entered into, with Banc of America Leasing & Capital LLC, as lender, and First Security Bank, as agent, a $25,000,000 sale leaseback facility involving a portion of the OLP's customer tanks. This operating lease has a term that extends over three and one-half years and may be extended for two additional one-year periods at the option of the OLP, if such extension is approved by the lessor.

     On December 17, 1999, immediately prior to the closing of the Thermogas Acquisition (See Note J), Thermogas entered into, with Bank of America Leasing & Capital LLC, as lender, and First Security Bank, as agent, a $135,000,000 operating tank lease facility involving a portion of its customer tanks. In connection with the Thermogas Acquisition, the OLP assumed all obligations under the $135,000,000 operating tank lease facility, which has terms and conditions similar to the December 6, 1999, $25,000,000 operating tank lease facility discussed above.

     Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2018. Future minimum lease commitments for such leases are $29,309,000 in 2000, $33,356,000 in 2001, $29,088,000 in 2002,
     $23,765,000 in 2003, $4,971,000 in 2004 and $7,232,000 thereafter.


I.   Partnership Distributions

     On September 14, 1999, the Partnership paid a cash distribution of $0.50 per Common and Subordinated Unit for the quarter ended July 31, 1999. On December 14, 1999, the Partnership paid a cash distribution of $0.50 per Common Unit for the quarter ended October 31, 1999. On February 21, 2000, the Partnership declared its second-quarter cash distribution of $0.50 per Common Unit, payable March 14, 2000. Additionally, on February 21, 2000, the Partnership declared an in-kind distribution to the Senior Common Unitholders of $2,140,000, payable by the issuance of 53,499 additional Senior Common Units. The Senior Common Unitholders will continue to receive quarterly distributions in-kind through issuance of additional Senior Common Units until the earlier of February 1, 2002 or the occurrence of a Material Event, after which distributions are payable in cash.


J.   Business Combinations

     On December 17, 1999, the Partnership purchased Thermogas, a subsidiary of Williams. At closing the Partnership entered into the following noncash transactions: a) issued $175,000,000 in Senior Common Units to the seller,
     b) assumed a $183,000,000 bridge loan, (see Note F) and c) assumed a $135,000,000 operating tank lease (see Note H). After the conclusion of these acquisition-related transactions, including the merger of the OLP and Thermogas, the Partnership acquired $61,088,000 of cash which remained on the Thermogas balance sheet at the acquisition date. The Partnership has paid $13,294,000 in additional costs and fees related to the acquisition between December 17, 1999 and January 31, 2000.

     The total assets contributed to the OLP (at the Partnership's cost basis) have been preliminarily allocated as follows: (i) working capital of $9,148,000, (ii) property, plant and equipment of $149,878,000, (iii) $60,200,000 to customer list, (iv) $18,500,000 to trademarks (v) $9,600,000 to assembled workforce and (vi) $56,559,000 to goodwill. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. The Partnership intends to continue its analysis of the net assets of Thermogas to determine the final allocation of the total purchase price to the various assets acquired. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Thermogas have been included in the consolidated financial statements from the date of acquisition.

     The following pro forma financial information assumes that the Thermogas Acquisition occurred as of August 1, 1998:

                                                                                                Six months ended
                                                                                         --------------------------------
                                                                                                     Pro Forma
                                                                                          January 31,      January 31,
     (in thousands, except per unit amounts)                                                  2000            1999
                                                                                         --------------- ----------------
     Total revenues                                                                            $599,742         $493,094
     Earnings before extraordinary item                                                          20,814           23,822
     Net earnings                                                                                20,814           11,036
     Limited partners' interest in net earnings                                                  20,606           10,926
     Basic and diluted earnings per limited partner unit before extraordinary item              $  0.66          $  0.75
     Basic and diluted earnings per limited partner unit after extraordinary item               $  0.66          $  0.35


K.   Earnings Per Unit

     Below is a calculation of the basic and diluted Common Units (and Subordinated Units prior to August 1, 1999) used to calculate earnings per basic and diluted earnings per unit on the Statement of Earnings.

(in thousands, except per unit data)

                                             Three months ended                      Six months ended
                                           January 31,       January 31,           January 31,        January 31,
                                               2000             1999                2000               1999
                                             -----             -----               -----              -----
Limited partners' interest in net
earnings                                      $49,546           $39,516               $35,466          $15,749
                                      ---------------- -----------------     ----------------- ----------------

Weighted average common and
subordinated units outstanding               31,307.1          31,297.0              31,306.3         31,295.5

Basic   earnings   per  unit  before
extraordinary item                              $1.58             $1.26                 $1.13            $0.91
                                      ================ =================     ================= ================

Basic earnings per unit                         $1.58             $1.26                 $1.13            $0.50
                                      ================ =================     ================= ================




                                             Three months ended                      Six months ended
                                         January 31,     January 31,             January 31,       January 31,
                                           2000             1999                    2000              1999
                                           -----            -----                  -----              -----

Limited partners' interest in net
earnings                                      $49,546           $39,516               $35,466          $15,749
                                      ---------------- -----------------     ----------------- ----------------

Weighted average common and
subordinated units outstanding
                                             31,307.1          31,297.0              31,306.3         31,295.5

Dilutive securities - options                     0.0              85.8                   0.0             95.4
                                      ---------------- -----------------     ----------------- ----------------

Weighted average out-standing units
+ dilutive units                             31,307.1          31,382.8              31,306.3         31,390.9
                                      ================ =================     ================= ================

Diluted  earnings  per  unit  before
extraordinary item                              $1.58             $1.26                 $1.13            $0.91
                                      ================ =================     ================= ================

Diluted earnings per unit                       $1.58             $1.26                 $1.13            $0.50
                                      ================ =================     ================= ================

For diluted earnings per unit purposes, the Senior Common Units have been excluded as they are considered contingently issuable Common Units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                 January 31,            July 31,
ASSETS                                                                              2000                  1999
--------------------------------------------------------------------          ------------------   -------------------
                                                                                 (unaudited)

Cash                                                                                     $1,000               $1,000
                                                                              ------------------   -------------------
Total Assets                                                                             $1,000               $1,000
                                                                              ==================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                          $1,000               $1,000

Additional paid in capital                                                                1,010                  774

Accumulated deficit                                                                      (1,010)                (774)
                                                                              ------------------   -------------------
Total Stockholder's Equity                                                               $1,000               $1,000
                                                                              ==================   ===================







                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                      Three Months Ended                  Six Months Ended
                                              -----------------------------------------------------------------------
                                                January 31,        January 31,       January 31,       January 31,
                                                    2000              1999               2000             1999
                                              ----------------- ------------------ ----------------- ----------------

General and administrative expense                      $ 50              $  0              $ 236              $ 45

                                              ----------------- ------------------ ----------------- ----------------
Net loss                                                $(50)              $ 0              $(236)             $(45)
                                              ================= ================== ================= ================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Six Months Ended
                                                             --------------------------------------------------
                                                                 January 31,                January 31,
                                                                     2000                      1999
                                                             ---------------------    ------------------------

Cash Flows From Operating Activities:
  Net loss                                                                 $(236)                   $(45)
                                                             ---------------------    ------------------------
      Cash used in operating activities                                     (236)                    (45)
                                                             ---------------------    ------------------------

Cash Flows From Financing Activities:
  Capital contribution                                                        236                     45
                                                             ---------------------    ------------------------
      Cash provided by financing activities                                   236                     45
                                                             ---------------------    ------------------------

Change in cash                                                                  -                      -
Cash - beginning of period                                                  1,000                  1,000
                                                             ---------------------    ------------------------
 Cash - end of period                                                       $1,000                 $1,000
                                                             =====================    ========================

                       See notes to financial statements.




                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2000
                                   (unaudited)

A. Ferrellgas Partners Finance Corp., a Delaware corporation, was formed on March 28, 1996, and is a wholly owned subsidiary of Ferrellgas Partners, L.P.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

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

Forward-looking statements

     Certain statements included in this report that are not historical facts, including statements of the belief that the OLP will have sufficient funds to meet its obligations and to enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and sufficient funds to pay the required distribution on both the Senior Common Units (see Note E in the Consolidated Financial Statements included elsewhere in this report) and the Minimum Quarterly Distribution ("MQD") ($0.50 per Unit) on all Common Units, are forward-looking statements.

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include but are not limited to the following: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates, g) governmental legislation and regulations, h) energy efficiency and technology trends and i) other factors that are discussed in the Risk Factor section of the Partnership's most recent 1933 Act filing with the Securities and Exchange Commission, Amendment No. 1 to Form S-3 Registration Statement, as filed February 5, 1999.


Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business and the timing of business acquisitions, results of operations for the six months ended January 31, 2000 and 1999, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Historically, these fixed cost increases have caused net losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.

     On December 17, 1999, the Partnership purchased Thermogas L.L.C. (the "Thermogas Acquisition" or "Thermogas"), a subsidiary of Williams. During the second quarter of fiscal 2000, the Partnership was able to identify the effect of the Thermogas Acquisition on the results of operations, because the Thermogas operations acquired are currently being operated separately from the existing
Ferrellgas operations. Beginning in the third quarter of fiscal 2000, the Partnership will begin to implement its strategic and operating plans for the integration of Thermogas into the Partnership's existing operations. These integration actions will result in the merging of retail locations and the related customer groups. Due to the extent of this integration, the Partnership will be unable to quantify separately the effect of the Thermogas Acquisition in the discussion of results of operations in future quarters.

Three Months Ended January 31, 2000 vs. January 31, 1999

     Total Revenues. Total gas liquids and related product sales increased 45.9% to $316,025,000 as compared to $216,541,000 in the second quarter of fiscal 1999, primarily due to the addition of Thermogas sales of $56,414,000 and increased sales price per gallon. For the quarter, temperatures were 12% warmer than normal and 3% warmer than last year as reported by the American Gas Association.

     Sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane as compared to the prior period. Retail volumes increased 25.0% to 314,044,000 gallons as compared to 251,246,000 gallons for the prior period, primarily due to the acquisition effect of Thermogas sales of 64,566,000 gallons. Other revenues increased by $11,434,000 primarily due to favorable results from the trading operations.

     Gross Profit. Gross profit increased 26.6% to $162,967,000 as compared to $128,749,000 in the second quarter of fiscal 1999, primarily due to gross profit of $26,383,000 generated from the acquired Thermogas operations and, to a lesser extent, favorable results from the trading operations.

     Operating Expenses. Operating expenses increased 23.3% to $69,341,000 as compared to $56,240,000 in the second quarter of fiscal 1999 primarily due the addition of $7,856,000 related to the acquired Thermogas operations, and, to a lesser extent, merit salary and incentive increases.

     Depreciation and Amortization. Depreciation and amortization expense increased 17.9% to $13,916,000 as compared to $11,806,000 in the same quarter last year primarily due to the addition of intangibles and property, plant and equipment from the Thermogas Acquisition and other acquisitions of propane businesses.

     Equipment Lease Expense. Vehicle, tank and computer lease expense increased by $2,413,000 primarily due to the addition of the $25,000,000 and $135,000,000 operating tank leases ("Tank Leases") during the quarter, and, to a lesser extent, increased operating lease facilities for new vehicles and computers for the retail locations. See Note H to the Consolidated Financial Statements included elsewhere in this report for additional information regarding the Tank Leases.

     Interest Expense. Interest expense increased 22.9% to $14,697,000 as compared to $11,960,000 in the second quarter of fiscal 1999. This increase is primarily the result of increased borrowings related to the Thermogas acquisition and, to a lesser extent, an increase in the overall average interest rate paid by the Partnership. As a result of the Thermogas Acquisition which closed on December 17, 1999, the OLP assumed $183,000,000 in debt and also refinanced a portion of its existing revolving credit facility balances (see Financing Activities following).


Six Months Ended January 31, 2000 vs. January 31, 1999

     Total Revenues. Total gas liquids and related product sales increased 36.8% to $457,532,000 as compared to $334,543,000 for the prior period, primarily due to the addition of Thermogas sales of $56,414,000 and increased sales price per gallon. For the fiscal year to date, temperatures were 11% warmer than normal and 2% warmer than last year as reported by the American Gas Association.

     Sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane as compared to the prior period. Retail volumes increased 18.1% to 467,473,000 gallons as compared to 395,928,000 gallons for the prior period, primarily due to the acquisition effect of Thermogas sales of 64,566,000 gallons. Other revenues increased by $20,329,000 primarily due to favorable results from trading operations.

     Gross Profit. Gross profit increased 20.0% to $240,381,000 as compared to $200,376,000 in the year ago period, primarily due to gross profit of $26,383,000 generated from the acquired Thermogas operations and, to a lesser extent, increased favorable results from the trading operations.

     Operating Expenses. Operating expenses increased 17.2% to $126,518,000 as compared to $107,952,000 in the first half of fiscal 1999 primarily due to operating expenses of $7,856,000 incurred due to the acquired Thermogas operations, merit salary and incentive increases.

     Depreciation and Amortization. Depreciation and amortization expense increased 12.5% to $25,999,000 as compared to $23,117,000 for the same period last year primarily due to the addition of intangibles and property, plant and equipment from the Thermogas Acquisition and other acquisitions of propane businesses.

     Equipment Lease Expense. Vehicle, tank and computer lease expense increased by $3,298,000 due to the addition of the Tank Leases, and increased operating lease facilities for new vehicles and computers for retail locations. See Note H to the Consolidated Financial Statements included elsewhere in this report for additional information regarding the Tank Leases.

     Interest Expense. Interest expense increased 15.7% to $27,278,000 as compared to $23,578,000 in the first half of fiscal 1999. This increase is primarily the result of increased borrowings related to the Thermogas Acquisition and, to a lesser extent, an increase in the overall average interest rate paid by the Partnership. As a result of the Thermogas Acquisition closed on December 17, 1999, the OLP assumed $183,000,000 in debt and also refinanced a portion of its existing revolving credit facility balances.

     The extraordinary charge in fiscal 1999 is due primarily to the payment of a $10,000,000 call premium related to the refinancing of $200,000,000 of fixed rate debt on August 5, 1998. The remaining costs relate to the write off of unamortized debt issuance costs related to refinancing of the fixed rate debt and revolving credit facility balances. (See Financing Activities below)

Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 2000, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the $160,000,000 senior secured notes issued in April 1996 ("MLP Senior Secured Notes") and pay the required distribution on the Senior Common Units (see Note E in to the Consolidated Financial Statements included elsewhere in this report) and enable it to distribute the minimum quarterly distribution ("MQD") on all Common Units.

     The MLP Senior Secured Notes, the $350,000,000 OLP senior notes ("$350 million Senior Notes"), the $145,000,000 amended and restated OLP credit facility ("Credit Facility"), the $184,000,000 OLP senior notes issued in February 2000 ("$184 million Senior Notes") and the $25,000,000 and $135,000,000 OLP operating tank leases ("Tank Leases") (See Financing Activities following) contain several financial tests which restrict the Partnership's ability to pay distributions, incur indebtedness and engage in certain other business transactions. These tests, in general, are based on the ratio of the MLP's and OLP's consolidated cash flow to fixed charges, primarily interest expense. Because the Partnership is more highly leveraged at the MLP than at the OLP, the tests related to the MLP Senior Secured Notes are more sensitive to fluctuations in consolidated cash flows and fixed charges. The most sensitive of the MLP related tests restricts the Partnership's ability to make certain Restricted Payments which include, but are not limited to, the payment of distributions to unitholders.

     Although the MLP's financial performance during fiscal both 1999 and the first six months of fiscal 2000 have been adversely impacted by unseasonably warmer temperatures, the Partnership believes it will continue to meet the MLP Senior Secured Notes Restricted Payment test during fiscal 2000, in addition to meeting the other financial tests in the MLP Senior Secured Notes, the $350 million Senior Notes, the $184 million Senior Notes, Credit Facility agreement and the Tank Leases. However, if the OLP were to encounter any unexpected downturns in business operations in the near future, it could result in the Partnership not meeting certain financial tests in future quarters, including but not limited to, the MLP Senior Secured Notes Restricted Payment test. Depending on the circumstances, the Partnership would pursue alternatives to permit the continued payment of the required distribution on the Senior Common Units and payment of MQD to its Common Unitholders. No assurances can be given, however, that such alternatives will be successful with respect to any given quarter.

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

     In a non-cash transaction, on August 1, 1999, the subordination period ended and the Subordinated Units converted to Common Units. This conversion is more fully described in Note G of the Consolidated Financial Statements provided herein.

     Operating Activities. Cash provided by operating activities was $9,487,000 for the six months ended January 31, 2000, compared to $25,987,000 for the prior period. This decrease in cash provided from operations is primarily due to the net effect of increased wholesale cost of product on accounts receivable, inventory, and accounts payable and to a lesser extent the timing of receipts and payments related to trading activities.

     Investing Activities. During the six months ended January 31, 2000, before the effect of the Thermogas Acquisition, the Partnership made total acquisition capital expenditures of $7,055,000. This amount was funded by $6,262,000 cash payments, $601,000 of noncompete notes, $46,000 of Common Units issued and $146,000 of other costs and consideration.

     On December 17, 1999, the Partnership purchased Thermogas. At closing the Partnership entered into the following noncash transactions: a) issued $175,000,000 in Senior Common Units to the seller, b) assumed a $183,000,000 bridge loan, which was refinanced from the proceeds of the $184 million Senior Notes issued on February 28, 2000, and c) assumed a $135,000,000 operating tank lease. After the conclusion of these acquisition-related transactions, the Partnership acquired $61,088,000 of cash which remained on the Thermogas balance sheet. The Partnership has paid $13,294,000 in additional costs and fees related to the acquisition between December 17, 1999 and January 31, 2000.

     The Partnership has accrued $7,100,000 in exit costs which it expects to incur over the next twelve months as it implements the integration of the Thermogas operations. Other than future effects from the Thermogas Acquisition, the Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 2000, the Partnership does not expect a significant increase in growth and maintenance capital expenditures resulting from the Thermogas Acquisition as compared to fiscal 1999 levels.

     During the six months ended January 31, 2000, the Partnership made growth and maintenance capital expenditures of $13,597,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) relocating and upgrading district plant facilities, 3) upgrading computer equipment and software, and 4) vehicle lease buyouts. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

     The Partnership meets its vehicle and transportation equipment fleet needs by leasing light and medium duty trucks, tractors and trailers. The General Partner believes vehicle leasing is a cost-effective method for meeting the Partnership's transportation equipment needs.

     The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests.

     Financing Activities. On February 28, 2000, the OLP issued $184 million of privately placed unsecured senior notes ("$184 million Senior Notes"). The proceeds of the $184 million Senior Notes, which include three series with maturities ranging from year 2006 through 2009 and an average fixed interest rate of 8.8%, were used to retire $183,000,000 of OLP bridge loan financing assumed in connection with the Thermogas Acquisition.

     On December 6, 1999, the OLP entered into, with Banc of America Leasing & Capital, LLC. as lender and First Security Bank as agent, a $25,000,000 sale leaseback facility involving a portion of the OLP's customer tanks. This operating lease has a term that extends over three and one-half years and may be extended for two additional one-year periods at the option of the OLP, if such extension is approved by the lessor.

     On December 17, 1999, immediately prior to the closing of the Thermogas Acquisition (See Note J), Thermogas entered into, with Banc of America Leasing & Capital, LLC as lender and First Security Bank as agent, a $135,000,000 operating tank lease facility involving a portion of its customer tanks. In connection with the acquisition of Thermogas, the OLP assumed all obligations under the $135,000,000 operating tank lease facility, which have terms and conditions similar to the December 6, 1999, $25,000,000 operating tank lease facility discussed above.

     On August 4, 1998, the OLP issued the privately placed unsecured $350 million Senior Notes and entered into a Credit Facility with its existing banks. The proceeds of the Senior Notes, which include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%, were used to redeem $200,000,000 of OLP fixed rate senior notes issued in July 1994, including a 5% call premium, and to repay outstanding indebtedness under the former OLP revolving credit facility. On December 17, 1999, the OLP terminated its Additional Credit Facility agreement that it had entered into on April 30, 1999. This facility had provided for an unsecured facility for acquisitions, capital expenditures, and general corporate purposes. The outstanding Additional Credit Facility before its termination on December 17, 1999 was $35,000,000.

     During the six months ended January 31, 2000, the Partnership borrowed $14,514,000 from its credit facilities to fund working capital, business acquisitions, and capital expenditure needs. At January 31, 2000, $35,000,000 of borrowings were outstanding under the Credit Facility. These borrowings carried an interest rate of LIBOR plus 2.0% or 8.19%. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $22,965,000. At January 31, 2000, the Operating Partnership had
$87,035,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. The current borrowing rate for future borrowings under the Credit Facility is 1.75% plus LIBOR.

     On February 21, 2000, the Partnership declared a cash distribution of $1.00 per Senior Common Unit payable by the issuance of 53,499 additional Senior Common Units (see Notes G and I and K in the Consolidated Financial Statements included elsewhere in this report for additional information regarding the in-kind distributions to the Senior Common Unitholders) and $0.50 per Common Unit, payable March 14, 2000.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137 is required to be adopted by the Partnership for the first quarter of fiscal 2001. The Partnership is currently assessing its impact on the Partnership's financial position, results of operations and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt by entering into interest rate collar agreements. After the issuance of the $184 million Senior Notes on February 28, 2000, the Partnership had $35,000,000 in variable rate debt and $25,000,000 notional amount of interest rate collar agreements effectively outstanding. Thus, assuming a 100 basis point increase in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt and the associated interest rate collar agreements is not material to the financial statements.

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

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $2,200,000 as of January 31, 2000. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%. Thus, actual results may differ.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

            On December 17, 1999, the Partnership purchased all of the member interests in Thermogas from Williams Natural Gas Liquids, Inc. in consideration for the issuance of Senior Common Units. (See Note J in the Consolidated Financial Statement contained elsewhere in this document.) The Senior Common Units represent limited partner interests in the Partnership, and their face value was $175,000,000 million. Williams Natural Gas Liquids qualified as an accredited investor (as that term is defined in Rule 501 of Regulation D) and was the only purchaser of the Senior Common Units. As a result, the issuance of Senior Common Units was exempted from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D.

            The Senior Common Units entitle the holder to annual distributions from the Partnership equivalent to 10 percent of face value. Distributions are payable quarterly in kind through issuance of further Senior Common Units until February 1, 2002, after which distributions are payable in cash. Distributions are also payable in cash upon the occurrence of a Material Event, as defined in the Partnership Agreement. These distributions are made to the holders of Senior Common Units in preference over holders of Common Units. Williams has the right, subject to certain events and conditions, to convert any outstanding Senior Common Units into Common Units either at the end of two years or upon the occurrence of a Material Event, as defined in the Partnership Agreement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION TO A VOTE OF SECURITIES HOLDERS

           Not applicable.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

              2.1 Amendment No. 2 to Purchase Agreement dated as of March 14, 2000, by and among Ferrellgas
                      Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc.

              3.1 Amendment to the Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of March 14, 2000.

              4.1 First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc.

          4.2 Ferrellgas, L.P. Note Purchase Agreement Dated as of February 28, 2000 Re: $21,000,000 8.68%
                      Senior Notes, Series A, due August 1, 2006
                      $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009 .


          27.1        Financial Data Schedule - Ferrellgas Partners, L.P.
                      (filed in electronic format only)

          27.2        Financial Data Schedule -Ferrellgas Partners Finance Corp.
                      (filed in electronic format only)


          (b)  Reports on Form 8-K

            The Partnership filed the following reports on Form 8-K during the quarter ended January 31, 2000.

(1) Form 8-K dated November 9, 1999, announcing that Ferrellgas Partners, L.P., entered into a definitive purchase agreement to purchase Thermogas Company, a subsidiary of Williams (, for total consideration of $432.5 million.

(2) Form 8-K dated November 12, 1999, announcing that Ferrellgas Partners, L.P has signed an agreement to purchase Thermogas Company, a subsidiary of Williams, for total consideration of $432.5 million.

(3) Form 8-K dated December 7, 1999, reporting that Ferrellgas, Inc., the General Partner of Ferrellgas Partners, L.P., balance sheet as of July 31, 1999, has been audited by an independent auditor.

(4) Form 8-K dated December 29, 1999, reporting that Ferrellgas Partners, L.P. completed the acquisition of all of the member interests in Thermogas L.L.C. from Williams

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FERRELLGAS PARTNERS, L.P.

                           By Ferrellgas, Inc. (General Partner)


Date: March 16, 2000       By     /s/ Kevin T. Kelly
                             -------------------------------------------------
                                  Kevin T. Kelly
                                  Vice President and Chief
                                  Financial Officer (Principal
                                  Financial and Accounting Officer)



                            FERRELLGAS PARTNERS FINANCE CORP.


Date: March 16, 2000        By     /s/ Kevin T. Kelly
                             -------------------------------------------------
                                   Kevin T. Kelly
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                                INDEX TO EXHIBITS


    Exhibit No.               Description of Exhibit

              2.1 Amendment No. 2 to Purchase Agreement dated as of March 14, 2000, by and among Ferrellgas
                      Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc.

              3.1 Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of March 14, 2000.

              4.1 First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc.

              4.2 Ferrellgas, L.P. Note Purchase Agreement Dated as of February 28, 2000 Re: $21,000,000 8.68%
                      Senior Notes, Series A, due August 1, 2006
                      $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009 .

          27.1        Financial Data Schedule - Ferrellgas Partners, L.P.
                      (filed in electronic format only)

          27.2 Financial Data Schedule - Ferrellgas Partners Finance Corp. (filed in electronic format only)