Form 10-Q
period 2000-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2000-06-14
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2000

                                                        or

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

At June 14, 2000, the registrants had units or shares outstanding as follows:

        Ferrellgas Partners, L.P.              31,307,116           Common Units

        Ferrellgas Partners Finance Corp.           1,000           Common Stock

                   FERRELLGAS PARTNERS, L.P. and SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents

                        PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

                Ferrellgas Partners, L.P. and Subsidiaries

                Consolidated Balance Sheets - April 30, 2000 and July 31, 1999                                   1

                Consolidated Statements of Earnings -
                     Three and nine months ended April 30, 2000 and 1999                                         2

                Consolidated Statement of Partners' Capital -
                      Nine months ended April 30, 2000                                                           3

                Consolidated Statements of Cash Flows -
                     Nine months ended April 30, 2000 and 1999                                                   4

                Notes to Consolidated Financial Statements                                                       5


                Ferrellgas Partners Finance Corp.

                Balance Sheets - April 30, 2000 and July 31, 1999                                               12

                Statements of Earnings - Three and nine months ended April 30, 2000 and 1999                    12

                Statements of Cash Flows - Nine months ended April 30, 2000 and 1999                            13

                Notes to Financial Statements                                                                   13

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                14

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      20

                                                 PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                                               21

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                                       21

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                                                 22

ITEM 4.         SUBMISSION TO A VOTE OF SECURITIES HOLDERS                                                      22

ITEM 5.         OTHER INFORMATION                                                                               22

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                                22


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                                April 30,      July 31,
ASSETS                                                                            2000           1999
-------------------------------------------------------------------------    ---------------- ------------
                                                                               (unaudited)
Current Assets:
  Cash and cash equivalents                                                         $ 12,766      $35,134
  Accounts and notes receivable, net                                                 117,537       58,380
  Inventories                                                                         54,970       24,645
  Prepaid expenses and other current assets                                           12,219        6,780
                                                                             ---------------- ------------
    Total Current Assets                                                             197,492      124,939

Property, plant and equipment, net                                                   532,943      405,292
Intangible assets, net                                                               256,861      118,117
Other assets, net                                                                     10,571        8,397
                                                                             ---------------- ------------
    Total Assets                                                                    $997,867     $656,745
                                                                             ================ ============


LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                                                   $82,923      $60,754
  Other current liabilities                                                           66,183       48,266
  Short-term borrowings                                                               17,859       20,486
                                                                             ---------------- ------------
    Total Current Liabilities                                                        166,965      129,506

Long-term debt                                                                       712,042      583,840
Other liabilities                                                                     19,202       12,144
Contingencies and commitments                                                          -            -
Minority interest                                                                      2,650          906

Partners' Capital:
  Senior common unitholders (4,539,211 units outstanding
    at April 30, 2000 -  redeemable liquidation value - $177,139,946)                174,131        -
  Common unitholders (31,307,116 and 14,710,765 units
   outstanding at April 30, 2000 and July 31, 1999, respectively)                    (18,446)       1,215
  Subordinated unitholders (0 and 16,593,721 units outstanding
    at April 30, 2000 and July 31, 1999, respectively)                                 -          (10,516)
  General partner                                                                    (57,880)     (59,553)
  Accumulated other comprehensive income                                                (797)        (797)
                                                                             ---------------- ------------
    Total Partners' Capital                                                           97,008      (69,651)
                                                                             ---------------- ------------
    Total Liabilities and Partners' Capital                                         $997,867     $656,745
                                                                             ================ ============


                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per-unit data)
                                   (unaudited)


                                                           For the three months ended      For the nine months ended
                                                           ----------------------------   ----------------------------
                                                             April 30,      April 30,       April 30,      April 30,
                                                               2000          1999              2000           1999
                                                           -------------  -------------   -------------  -------------

Revenues:
  Gas liquids and related product sales                        $279,043       $161,192        $736,575       $495,735
  Other                                                          21,197          8,700          67,399         34,573
                                                           -------------  -------------   -------------  -------------
    Total revenues                                              300,240        169,892         803,974        530,308

Cost of product sold (exclusive of
  depreciation, shown separately below)                         176,274         70,171         439,627        230,211
                                                           -------------  -------------   -------------  -------------

Gross profit                                                    123,966         99,721         364,347        300,097

Operating expense                                                70,556         52,811         197,074        160,763
Depreciation and amortization expense                            17,382         12,156          43,381         35,273
Employee stock ownership plan compensation charge                   840            800           2,893          2,490
General and administrative expense                                7,070          5,366          18,213         14,231
Equipment lease expense                                           8,173          3,351          17,612          9,492
                                                           -------------  -------------   -------------  -------------

Operating income                                                 19,945         25,237          85,174         77,848

Interest expense                                                (15,531)       (11,264)        (42,809)       (34,842)
Interest income                                                     959            330           1,568            874
Loss on disposal of assets                                           99           (495)            (30)        (1,007)
                                                           -------------  -------------   -------------  -------------

Earnings before minority interest and
   extraordinary item                                             5,472         13,808          43,903         42,873

Minority interest                                                    94            179             561            550
                                                           -------------  -------------   -------------  -------------

Earnings before extraordinary item                                5,378         13,629          43,342         42,323

Extraordinary loss on early extinguishment of debt,
   net of minority interest of $130                               -             -               -             (12,786)
                                                           -------------  -------------   -------------  -------------

Net earnings                                                      5,378         13,629          43,342         29,537

Paid in kind distribution to senior common unitholders            4,428            N/A           6,568            N/A
General partner's interest in net earnings                           10            136             368            295
                                                           -------------  -------------   -------------  -------------
Limited partners' interest in net earnings                         $940        $13,492         $36,406        $29,242
                                                           =============  =============   =============  =============

Basic earnings per limited partner unit:
Earnings before extraordinary item                               $ 0.03         $ 0.43          $ 1.16         $ 1.34
Extraordinary loss                                                -              -               -              (0.41)
                                                           -------------  -------------   -------------  -------------
Net earnings                                                     $ 0.03         $ 0.43          $ 1.16         $ 0.93
                                                           =============  =============   =============  =============

Diluted earnings per limited partner unit:
Earnings before extraordinary item                               $ 0.03         $ 0.43          $ 1.16         $ 1.34
Extraordinary loss                                                -              -               -              (0.41)
                                                           -------------  -------------   -------------  -------------
Net earnings                                                     $ 0.03         $ 0.43          $ 1.16         $ 0.93
                                                           =============  =============   =============  =============


                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                           Number of units                                                                     Accumulated
                           -------------------------------------                                                 other
                             Senior                     Sub-      Senior                    Sub-                 compre-    Total
                             common       Common     ordinated    common       Common       ordinated   General  hensive  partners'
                           unitholders  unitholders  unitholders  unitholders  unitholders  unitholders partner   income   capital
                           ------------ ------------ ------------ ----------- ------------ ---------- ------------ ------- ---------

August 1, 1999                  -        14,710.8     16,593.7     $ -         $ 1,215     $(10,516)   $(59,553)   $(797) $(69,651)

  Conversion of subordinated
      units into common units   -        16,593.7    (16,593.7)      -         (10,516)      10,516      -           -       -

  Units issued in connection                                                                                                 -
    with acquisitions:
         Common units           -             2.6                    -              45        -          -           -          45
         Senior common units   4,375.0     -            -            175,000     -            -           1,768      -     176,768
         Fees paid to issue
           senior common units  -          -            -             (8,925)    -            -          -           -      (8,925)

Accretion of discount on senior
   common units                 -          -            -              1,488    (1,472)       -             (16)     -       -

 Contribution from general
    partner in connection with
    ESOP compensation charge    -          -            -            -           2,837        -              28      -       2,865

 Quarterly cash distributions   -          -            -            -         (46,961)       -            (474)     -     (47,435)

 Accrued paid in kind
   distributions                 164.2     -            -              6,568    (6,503)       -             (66)     -          (1)

 Comprehensive income:
  Net earnings                  -          -            -            -          42,909        -             433      -      43,342
                                                                                                                          ----------
 Comprehensive income                                                                                                       43,342

                           ------------ ------------ ------------ ----------- ------------ ---------- ----------- -------- ---------
April 30, 2000                 4,539.2   31,307.1       -           $174,131  $(18,446)     $ -       $(57,880)   $(797)   $97,008
                           ============ ============ ============ =========== ============ ========== ============ ======= =========






























                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                            For the nine months ended
                                                                        ----------------------------------
                                                                        April 30, 2000    April 30, 1999
                                                                        ---------------- -----------------

Cash Flows From Operating Activities:
 Net earnings                                                                   $43,342           $29,537
 Reconciliation of net earnings to net cash provided by
  operating activities:
  Depreciation and amortization                                                  43,381            35,273
  Extraordinary loss, net of minority interest                                        -            12,786
  Employee stock ownership plan compensation charge                               2,893             2,490
  Other                                                                           4,622             4,461
  Changes in operating assets and liabilities, net of
  effects from business acquisitions:
    Accounts and notes receivable                                               (39,926)          (12,212)
    Inventories                                                                 (14,088)            7,040
    Prepaid expenses and other current assets                                    (4,778)            1,491
    Accounts payable                                                             (1,923)           (6,360)
    Other current liabilities                                                       915               561
    Other liabilities                                                              (763)            2,305
                                                                        ---------------- -----------------
      Net cash provided by operating activities                                  33,675            77,372
                                                                        ---------------- -----------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                                     55,548           (27,915)
 Capital expenditures                                                           (18,631)          (20,558)
 Proceeds from sale leaseback transaction                                        25,000                 -
 Cash paid for acquisition transaction fees                                     (15,589)                -
 Other                                                                            3,942             1,360
                                                                        ---------------- -----------------
      Net cash provided by (used in) investing activities                        50,270           (47,113)
                                                                        ---------------- -----------------

Cash Flows From Financing Activities:
 Net reductions to short-term borrowings                                         (2,627)          (21,150)
 Additions to long-term debt                                                    218,573           394,745
 Reductions of long-term debt                                                  (274,743)         (351,689)
 Cash paid for debt and lease financing costs                                    (3,093)          (12,528)
 Distributions                                                                  (47,435)          (47,418)
 Cash contribution from general partner                                           3,571                 3
 Other                                                                             (559)             (560)
                                                                        ---------------- -----------------
      Net cash used in financing activities                                    (106,313)          (38,597)
                                                                        ---------------- -----------------

Decrease in cash and cash equivalents                                           (22,368)           (8,338)
Cash and cash equivalents - beginning of period                                  35,134            16,961
                                                                        ---------------- -----------------
Cash and cash equivalents - end of period                                       $12,766            $8,623
                                                                        ================ =================

Cash paid for interest                                                          $41,058           $33,973
                                                                        ================ =================



                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (unaudited)

A. The consolidated financial statements of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership" or "MLP") reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 31, 1999.

B. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30, 2000 and April 30, 1999 are not necessarily indicative of the results to be expected for a full year.

D. Inventories consist of:
                                                                                      April 30,         July 31,
     (in thousands)                                                                      2000             1999
                                                                                    ---------------  ---------------
     Liquefied propane gas and related products                                            $32,970          $15,480
     Appliances, parts and supplies                                                         22,000            9,165
                                                                                    ---------------  ---------------
                                                                                           $54,970          $24,645
                                                                                    ===============  ===============

     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 2000, the Partnership had committed to take delivery of approximately 13,518,000 gallons at a fixed price for its estimated future retail propane sales.

     Property, plant and equipment, net consist of:
                                                                                      April 30,         July 31,
     (in thousands)                                                                      2000             1999
                                                                                    ---------------  ---------------
     Property, plant and equipment                                                        $790,602         $650,536
     Less:  accumulated depreciation                                                       257,659          245,244
                                                                                    ---------------  ---------------
                                                                                          $532,943         $405,292
                                                                                    ===============  ===============



     Intangible assets, net consist of:
                                                                                      April 30,         July 31,
     (in thousands)                                                                      2000             1999
                                                                                    ---------------  ---------------
     Intangible assets                                                                    $412,490         $257,390
     Less:  accumulated amortization                                                       155,629          139,273
                                                                                    ---------------  ---------------
                                                                                          $256,861         $118,117
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

    Distributions by the Partnership in an amount equal to 100% of its Available Cash, as defined in its Second Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement"), will be made to the General Partner based upon the number of General Partner Units held in the Partnership and its interest in Ferrellgas, L.P. (the Operating Partnership" or "OLP"), currently an aggregate 2%, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. The remaining Available Cash will be paid to the Senior Common Unitholders (see footnote G for discussion of the in kind distribution paid to the Senior Common Unitholders) and Common Unitholders (the "Unitholders"). The Senior Common Units have certain preference rights over the Common Units. See Notes G and I for additional information about the Senior Common Units.

F. Long-term debt consists of:
                                                                                  April 30,            July 31,
    (in thousands)                                                                  2000                 1999
                                                                               ----------------     ---------------
    Senior Notes
      Fixed rate, 7.16%, due 2005-2013                                                $350,000            $350,000
      Fixed rate, 9.375%, due 2006                                                     160,000             160,000
      Fixed rate, 8.8%, due 2006-2009                                                  184,000                   -

    Credit Agreement
      Revolving credit loans, 9.2% and 8.5%, respectively, due 2003                      3,741              58,314

    Notes payable, 8.4% and 7.3% weighted average interest rates,
      Respectively, due 2000 to 2009                                                    17,130              18,154
                                                                               ----------------     ---------------
                                                                                       714,871             586,468
    Less:  current portion                                                               2,829               2,628
                                                                               ----------------     ---------------
                                                                                      $712,042            $583,840
                                                                               ================     ===============


    On December 17, 1999, in connection with the purchase of Thermogas L.L.C. ("Thermogas Acquisition") (see Note J), the OLP assumed a $183,000,000 bridge loan that was originally issued by Thermogas L.L.C. ("Thermogas") and had a maturity date of June 30, 2000. On February 28, 2000, the OLP issued $184,000,000 of fixed rate Senior Notes which have maturities ranging from 2006 to 2009 and an average interest rate of 8.8% in order to refinance the $183,000,000 bridge loan. The additional $1,000,000 in borrowings was used to fund debt issuance costs.

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

    On April 18, 2000, the OLP entered into an amended and restated credit facility with a group of financial institutions. The unsecured $157,000,000 Credit Facility ("Credit Facility"), which expires June 30, 2003, consists of a $117,000,000 unsecured working capital, general corporate and acquisition facility, including a letter of credit facility, and a $40,000,000 revolving working capital facility. The $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for 30 consecutive days. All borrowings under the Credit Facility bear interest, at the borrower's option, at a rate equal to either a) LIBOR plus an applicable margin varying from 1.25 percent to 2.25 percent or, b) the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent.

    Effective April 27, 2000, the Partnership entered into an interest rate swap agreement ("Swap Agreement") with Bank of America, related to the semi-annual interest payment due on the $160,000,000 fixed rate Senior Notes due 2006 ("MLP Senior Notes"). The Swap Agreement, which expires June 15, 2006, requires Bank of America to pay an amount based on the stated fixed interest rate (annual rate 9.375%) pursuant to the MLP Senior Notes equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership is required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the 3 month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000.

    Effective June 2, 2000, the OLP entered into an interest rate cap agreement ("Cap Agreement") with Bank of America, related to variable quarterly rent payments due pursuant to two operating tank lease agreements. The variable quarterly rent payments are determined based upon a floating LIBOR based interest rate. The Cap Agreement, which expires June 30, 2003, requires Bank of America to pay the OLP at the end of each March, June, September and December the difference, if any, between the applicable 3 month floating LIBOR interest rate and 9.3%, the cap, applied to the total obligation due each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of April 30, 2000 was $159,600,000.

G.  Partners' Capital

     The Partnership's capital (after including the effect of an aggregate of 164,211.11 Senior Common Units issued in order to pay the applicable in-kind quarterly distributions) consists of 4,539,211.11 Senior Common Units, 31,307,116 Common Units representing the entire limited partner interest, and 316,233 General Partner Units representing a 1% General Partner interest. The Partnership Agreement contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     In connection with the Thermogas Acquisition (See Note J) on December 17, 1999, the Partnership issued 4,375,000 Senior Common Units to Williams Natural Gas Liquids, Inc. ("Williams" or "Seller"). As of June 15, 2000, Williams held 4,539,211.11 Senior Common Units with a liquidation value of approximately $181,600,000 including accrued and unpaid distributions. The Senior Common Units entitle the holder to quarterly distributions from the MLP equivalent to 10 percent per annum of the liquidating value. Distributions are payable quarterly, in-kind, through issuance of additional Senior Common Units until the earlier of February 1, 2002 or the occurrence of a Material Event, as defined in the Partnership Agreement ("Material Event") after which distributions are payable in cash. The Senior Common Units are redeemable by the Partnership at any time, in whole or in part, upon payment in cash of the face value of the Senior Common Units and the amount of any accrued but unpaid distributions.

     Williams has the right, subject to certain events and conditions, to convert any outstanding Senior Common Units into Common Units at the end of two years or upon the occurrence of a Material Event. Such conversion rights are contingent upon the Partnership not previously redeeming such securities, among other conditions. The Partnership also granted Williams demand registration rights at the end of two years or upon the occurrence of a Material Event with respect to any outstanding Senior Common Units (or Common Units into which they may be convertible). On June 5, 2000, at a special meeting of its common unitholders, the Partnership's common unitholders approved both the common unit conversion feature and an exemption under the Partnership Agreement to enable Williams to vote the Common Units, if such a conversion were to occur.

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

     On December 6, 1999, the OLP entered into, with Banc of America Leasing & Capital LLC, as lender, a $25,000,000 operating tank lease facility involving a portion of the OLP's customer tanks. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of the OLP, if such extension is approved by the lessor.

     On December 17, 1999, immediately prior to the closing of the Thermogas Acquisition (See Note J), Thermogas entered into, with Banc of America Leasing & Capital LLC, as lender, a $135,000,000 operating tank lease facility involving a portion of its customer tanks. In connection with the Thermogas Acquisition, the OLP assumed all obligations under the $135,000,000 operating tank lease facility, which has terms and conditions similar to the December 6, 1999, $25,000,000 operating tank lease facility discussed above.

     On April 18, 2000, the OLP completed the syndication of both the $25,000,000 and $135,000,000 operating tank lease facilities to a group of banks and other financial institutions.

     Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2018. Future minimum lease commitments for such leases, including the aforementioned operating tank leases, are $29,309,000 in 2000, $33,356,000 in 2001, $29,088,000 in 2002, $23,765,000 in 2003,
     $4,971,000 in 2004 and $7,232,000 thereafter.



I.   Partnership Distributions

     On September 14, 1999, the Partnership paid a cash distribution of $0.50 per Common and Subordinated Unit for the quarter ended July 31, 1999. On December 14, 1999, the Partnership paid a cash distribution of $0.50 per Common Unit for the quarter ended October 31, 1999. On March 14, 2000, the Partnership paid a cash distribution of $0.50 per Common Unit for the quarter ended January 31, 2000. Additionally, on February 21, 2000, the Partnership declared an in-kind distribution to the Senior Common Unitholders of $2,140,000, payable by the issuance of 53,499 additional Senior Common Units. On May 19, 2000, the Partnership declared its third-quarter cash distribution of $0.50 per Common Unit, payable June 14, 2000. Additionally, on May 19, 2000, the Partnership declared an in-kind distribution to the Senior Common Unitholders of $4,428,499, payable by the issuance of 110,712 additional Senior Common Units. The Senior Common Unitholders will continue to receive quarterly distributions in-kind through issuance of additional Senior Common Units until the earlier of February 1, 2002 or the occurrence of a Material Event, after which distributions are payable in cash.



J.   Business Combinations

     On December 17, 1999, the Partnership purchased Thermogas, a subsidiary of Williams. At closing the Partnership entered into the following noncash transactions: a) issued $175,000,000 in Senior Common Units to the seller,
     b) assumed a $183,000,000 bridge loan, (see Note F) and c) assumed a $135,000,000 operating tank lease (see Note H). After the conclusion of these acquisition-related transactions, including the merger of the OLP and Thermogas, the Partnership acquired $61,842,000 of cash which remained on the Thermogas balance sheet at the acquisition date. The Partnership has paid $15,589,000 in additional costs and fees related to the acquisition between December 17, 1999 and April 30, 2000. As part of the Thermogas Acquisition, the OLP agreed to reimburse Williams for the value of working capital received by the Partnership in excess of $9,147,500. On June 6, 2000, the OLP and Williams agreed upon the amount of working capital that was acquired by the Partnership on December 17, 1999. The OLP reimbursed Williams $5,652,500 as final settlement of this working capital reimbursement obligation.

     The total assets contributed to the OLP (at the Partnership's cost basis) have been preliminarily allocated as follows: (i) working capital of $9,147,500, (ii) property, plant and equipment of $151,502,000, (iii) $60,200,000 to customer list, (iv) $18,500,000 to trademarks (v) $9,600,000 to assembled workforce and (vi) $62,387,000 to goodwill. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. The Partnership intends to continue its analysis of the net assets of Thermogas to determine the final allocation of the total purchase price to the various assets acquired. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Thermogas have been included in the consolidated financial statements from the date of acquisition.

     The following pro forma financial information assumes that the Thermogas Acquisition occurred as of August 1, 1998:

                                                                                                Nine months ended
                                                                                         --------------------------------
                                                                                                     Pro Forma
                                                                                           April 30,        April 30,
     (in thousands, except per unit amounts)                                                  2000            1999
                                                                                         --------------- ----------------
     Total revenues                                                                            $899,982         $733,590
     Earnings before extraordinary item                                                          26,897           41,216
     Net earnings                                                                                26,897           28,430
     Limited partners' interest in net earnings                                                  26,628           28,146
   Basic and diluted earnings per limited partner unit before extraordinary item               $ 0.85           $ 1.30
   Basic and diluted earnings per limited partner unit after extraordinary item                $ 0.85           $ 0.90



K.   Earnings Per Unit

     Below is a calculation of the basic and diluted Common Units (and Subordinated Units prior to August 1, 1999) used to calculate basic and diluted earnings per unit on the Statements of Earnings.

(in thousands, except per unit data)

                                               Three months ended                     Nine months ended
                                                 April 30, 2000                         April 30, 1999




Limited partners' interest in net
earnings                                         $940           $13,492               $36,406          $29,241
                                      ---------------- -----------------     ----------------- ----------------

Weighted average common and
subordinated units outstanding
                                             31,307.1          31,299.4              31,306.6         31,296.8

Basic   earnings   per  unit  before
extraordinary item                              $0.03             $0.43                 $1.16            $1.34
                                      ---------------- -----------------     ----------------- ----------------

Basic earnings per unit                         $0.03             $0.43                 $1.16            $0.93
                                      ================ =================     ================= ================





                                             Three months ended                       Nine months ended
                                             April 30,     April 30,                April 30,        April 30,
                                               2000         1999                  2000 April           1999


Limited partners' interest in net
earnings                                         $940           $13,492               $36,406          $29,241
                                      ---------------- -----------------     ----------------- ----------------

Weighted average common and
subordinated units outstanding
                                             31,307.1          31,299.4              31,306.6         31,296.8

Dilutive securities - options                     0.0               0.0                   0.0             28.8
                                      ---------------- -----------------     ----------------- ----------------

Weighted average out-standing units
+ dilutive units                             31,307.1          31,299.4              31,306.6         31,325.6
                                      =============== =================     ================= ================

Diluted  earnings  per  unit  before
extraordinary item                              $0.03             $0.43                 $1.16            $1.34
                                      ================ =================     ================= ================

Diluted earnings per unit                       $0.03             $0.43                 $1.16            $0.93
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

                                 BALANCE SHEETS


                                                                                  April 30,             July 31,
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
                                                                              ==================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                          $1,000               $1,000

Additional paid in capital                                                                1,259                  774

Accumulated deficit                                                                      (1,259)                (774)
                                                                              ------------------   -------------------
Total Stockholder's Equity                                                               $1,000               $1,000
                                                                              ==================   ===================







                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                              -----------------------------------------------------------------------
                                                 April 30,          April 30,         April 30,         April 30,
                                                    2000              1999               2000             1999
                                              ----------------- ------------------ ----------------- ----------------

General and administrative expense                     $ 249            $  181              $ 485             $ 226

                                              ----------------- ------------------ ----------------- ----------------
Net loss                                               $(249)           $ (181)             $(485)            $(226)
                                              ================= ================== ================= ================




                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
                    (A wholly owned subsidiary of Ferrellgas
                                Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             Nine Months Ended
                                                             --------------------------------------------------
                                                                  April 30,                  April 30,
                                                                     2000                      1999
                                                             ---------------------    ------------------------

Cash Flows From Operating Activities:
  Net loss                                                                 $(485)                  $(226)
                                                             ---------------------    ------------------------

      Cash used in operating activities                                     (485)                   (226)
                                                             ---------------------    ------------------------

Cash Flows From Financing Activities:
  Capital contribution                                                        485                    226
                                                              ---------------------  ------------------------

      Cash provided by financing activities                                   485                    226
                                                             ---------------------    ------------------------

Change in cash                                                                  -                      -
Cash - beginning of period                                                  1,000                  1,000
                                                             ---------------------    ------------------------

Cash - end of period                                                       $1,000                 $1,000
                                                             =====================    ========================

                       See notes to financial statements.








                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2000
                                   (unaudited)

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

Forward-looking statements

     Certain statements included in this report that are not historical facts, including statements of whether or not the OLP will have sufficient funds to meet its obligations and to enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and sufficient funds to pay the required distribution on both the Senior Common Units (see Note E in the Consolidated Financial
Statements included elsewhere in this report) and the Minimum Quarterly Distribution ("MQD") ($0.50 per Unit) on all Common Units, are forward-looking statements.

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include but are not limited to the following: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates, g) governmental legislation and regulations, h) energy efficiency and technology trends, i) savings due to synergies realized from the integration of the operations acquired pursuant to the Thermogas Acquisition, and j) other factors that are discussed in the Risk Factor section of the Partnership's most recent 1933 Act filing with the Securities and Exchange Commission, Amendment No. 1 to Form S-3 Registration Statement, as filed February 5, 1999.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business and the timing of business acquisitions, results of operations for the nine months ended April 30, 2000 and 1999, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Historically, these fixed cost increases have caused net losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.

     On December 17, 1999, the Partnership purchased Thermogas L.L.C. (the "Thermogas Acquisition" or "Thermogas"), a subsidiary of Williams. During the second quarter of fiscal 2000, the Partnership was able to identify the effect of the Thermogas Acquisition on the results of operations, because the Thermogas operations acquired were being operated separately from the existing Ferrellgas operations. Beginning in the third quarter of fiscal 2000, the Partnership began to implement its strategic and operating plans for the integration of Thermogas into the Partnership's existing operations. These integration actions resulted in the merging of retail locations and the related customer groups. Due to the extent of this integration, the Partnership is unable to quantify separately the effect of the Thermogas Acquisition in the discussion of results of operations in the current and future quarters. Three Months Ended April 30, 2000 vs. April 30, 1999

     Total Revenues. Total gas liquids and related product sales increased 73.1% to $279,043,000 as compared to $161,192,000 in the third quarter of fiscal 1999, primarily due to the addition of Thermogas sales and increased sales price per gallon. For the quarter, temperatures were 18% warmer than normal and 12% warmer than last year as reported by the American Gas Association.

     Sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane as compared to the prior period. Retail volumes increased 36.6% to 261,994,000 gallons as compared to 191,783,000 gallons for the prior period, primarily due to the acquisition effect of Thermogas, partially offset by the effect of warmer weather. Other revenues increased by $12,497,000 primarily due to favorable results from the risk management operations.

     Gross Profit. Gross profit increased 24.3% to $123,966,000 as compared to $99,721,000 in the third quarter of fiscal 1999, primarily due to gross profit generated from the acquired Thermogas operations and, to a lesser extent, favorable results from the risk management operations, partially offset by lower retail margins and a reduction in gallons due to warmer weather. Last year's retail margins benefited significantly from a low wholesale cost environment. That cost environment was not repeated this year.

     Operating Expenses. Operating expenses increased 33.6% to $70,556,000 as compared to $52,811,000 in the third quarter of fiscal 1999 primarily due to expenses related to the acquired Thermogas operations.

     Depreciation and Amortization. Depreciation and amortization expense increased 43.0% to $17,382,000 as compared to $12,156,000 in the same quarter last year primarily due to the addition of intangibles and property, plant and equipment from the Thermogas Acquisition and other acquisitions of propane businesses.

     Equipment Lease Expense. Vehicle, tank and computer lease expense increased by $4,822,000 primarily due to the addition of the operating tank leases during the second quarter of fiscal 2000, and, to a lesser extent, increased operating lease facilities for new vehicles and computers for the retail locations. See Note H to the Consolidated Financial Statements included elsewhere in this report for additional information regarding the operating tank leases.

     Interest Expense. Interest expense increased 37.9% to $15,531,000 as compared to $11,264,000 in the third quarter of fiscal 1999. This increase is primarily the result of increased borrowings related to the Thermogas acquisition. As a result of the Thermogas Acquisition, which closed on December 17, 1999, the OLP assumed $183,000,000 in debt and also refinanced a portion of its existing revolving credit facility balances. On February 28, 2000, the OLP issued $184,000,000 of fixed rate Senior Notes which have maturities ranging from 2006 to 2009 and an average interest rate of 8.8% in order to repay the $183,000,000 in assumed debt. The additional $1,000,000 in borrowings was used to fund debt issuance costs. (see Financing Activities following)


Nine Months Ended April 30, 2000 vs. April 30, 1999

     Total Revenues. Total gas liquids and related product sales increased 48.6% to $736,575,000 as compared to $495,735,000 for the prior period, primarily due to the addition of Thermogas sales and increased sales price per gallon. For the fiscal year to date, temperatures were 14% warmer than normal and 6% warmer than last year as reported by the American Gas Association.

     Sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane as compared to the prior period. Retail volumes increased 24.1% to 729,467,000 gallons as compared to 587,711,000 gallons for the prior period, primarily due to the acquisition effect of Thermogas, partially offset by the effect of warmer weather. Other revenues increased by $32,826,000 primarily due to favorable results from risk management operations.

     Gross Profit. Gross profit increased 21.4% to $364,347,000 as compared to $300,097,000 in the year ago period, primarily due to gross profit generated from the acquired Thermogas operations and, to a lesser extent, increased favorable results from the risk management operations, partially offset by lower retail margins. Last year's margins benefited significantly from a low wholesale cost environment. That cost environment was not repeated this year. In addition, while the wholesale cost of propane rapidly increased during the year, the sales price lagged the cost increase.

     Operating Expenses. Operating expenses increased 22.6% to $197,074,000 as compared to $160,763,000 in the first nine months of fiscal 2000 primarily due to operating expenses incurred due to the acquired Thermogas operations and higher risk management related operating expenses.

     Depreciation and Amortization. Depreciation and amortization expense increased 23.0% to $43,381,000 as compared to $35,273,000 for the same period last year primarily due to the addition of intangibles and property, plant and equipment from the Thermogas Acquisition and other acquisitions of propane businesses.

     Equipment Lease Expense. Vehicle, tank and computer lease expense increased by $8,120,000 due to the addition of the operating tank leases, and increased operating lease facilities for new vehicles and computers for retail locations. See Note H to the Consolidated Financial Statements included elsewhere in this report for additional information regarding the operating tank leases.

     Interest Expense. Interest expense increased 22.9% to $42,809,000 as compared to $34,842,000 in the first nine months of fiscal 2000. This increase is primarily the result of increased borrowings related to the Thermogas Acquisition and, to a lesser extent, an increase in the overall average interest rate paid by the Partnership. As a result of the Thermogas Acquisition closed on December 17, 1999, the OLP assumed $183,000,000 in debt and also refinanced a portion of its existing revolving credit facility balances. On February 28, 2000, the OLP issued $184,000,000 of fixed rate Senior Notes which have maturities ranging from 2006 to 2009 and an average interest rate of 8.8% in order to repay the $183,000,000 in assumed debt. The additional $1,000,000 in borrowings was used to fund debt issuance costs.

     The extraordinary charge in fiscal 1999 is due primarily to the payment of a $10,000,000 call premium related to the refinancing of $200,000,000 of fixed rate debt on August 5, 1998. The remaining costs relate to the write off of unamortized debt issuance costs related to refinancing of the fixed rate debt and revolving credit facility balances. (See Financing Activities following)


Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Due to the seasonality of the Partnership's retail propane business, a significant portion of the Partnership's cash flow from operations is typically generated during the winter heating season and the Partnership's corresponding second and third fiscal quarters. During the summer season and the Partnership's first and fourth fiscal quarters, it is not unusual for the Partnership to generate negative cash flow from operations due to lower retail sales offset by fixed expenses. As experienced in previous fiscal years, the next two fiscal quarters ended July 31, 2000, and October 31, 2000, are expected to generate negative cash flows from operations, and is typically the time period when the Partnership utilizes other sources of funds to meet its obligations. Subject to meeting certain financial tests discussed below, the General Partner believes that the OLP will have sufficient funds available to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the $160,000,000 senior secured notes issued in April 1996 ("MLP Senior Secured Notes") and enable it to distribute the MQD on all Common Units for the fiscal quarters ending July 31, 2000, and October 31, 2000.

     The MLP Senior Secured Notes, the $350,000,000 OLP senior notes ("$350 million Senior Notes"), the $184,000,000 OLP senior notes issued in February 2000 ("$184 million Senior Notes"), the $157,000,000 amended and restated OLP credit facility ("Credit Facility") and the $25,000,000 and $135,000,000 OLP operating tank leases ("Tank Leases") (See Financing Activities following) contain several financial tests and covenants which restrict the Partnership's ability to pay distributions, incur debt and engage in certain other business transactions. These tests, in general, are based on the Partnership's debt to cash flow ratio and cash flow to interest expense ratio. The General Partner believes that the most restrictive of these tests currently are debt incurrence limitations within the Credit Facility and Tank Leases and limitations on the payment of distributions within the MLP Senior Secured Notes. The Credit Facility and Tank Leases limit the OLP's ability to incur debt if the OLP exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. The MLP Senior Secured Notes restrict payments if a minimum ratio of cash flow to interest expense is not met. This restriction places limitations on the Partnership's ability to make certain restricted payments which include, but are not limited to, the payment of distributions to unitholders. In general, the cash flow used to determine these financial tests is based upon the Partnership's most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period.

     The Partnership's financial performance during both fiscal 1999 and the first three quarters of fiscal 2000 have been adversely impacted by average temperatures that were among the warmest recorded in the last 100 years. In addition, during fiscal 2000, the Partnership has experienced high product costs which has negatively impacted retail margins. Despite these challenges, the Partnership has continued to meet all of its financial tests and covenants. These include the debt incurrence tests within the Credit Facility and Tank Leases and the MLP Senior Secured Notes restricted payment test, as well as other financial tests and covenants in the MLP Senior Secured Notes, the $350 million Senior Notes, the $184 million Senior Notes, Credit Facility and Tank Leases.

     Based upon current estimates of the Partnership's cash flow, the General Partner believes that it will be able to meet all of the required financial tests and covenants for the fiscal quarters ending July 31, 2000 and October 31, 2000. However, due to the lower than expected operating results experienced during the current fiscal year to date, if the Partnership were to encounter additional unexpected downturns in business operations, such as continued warmer than normal weather or high products costs, the Partnership may not meet certain financial tests during immediate future quarters. This could temporarily restrict the ability of the OLP to incur debt or the MLP's ability to make cash distributions to its Common Unitholders. Depending on the circumstances, the Partnership could consider alternatives to permit the incurrence of debt at the OLP or the continued payment by the MLP of the quarterly cash distribution to its Common Unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.


     Future maintenance and working capital needs of the Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on the existing Credit Facility, the MLP or OLP may issue additional debt (to the extent permitted under existing debt agreements) or the MLP may issue additional equity securities, including, among others, Common Units.

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

     Operating Activities. Cash provided by operating activities was $33,675,000 for the nine months ended April 30, 2000, compared to $77,372,000 for the prior period. This decrease in cash provided from operations is primarily due to the net effect of increased wholesale cost of product on accounts receivable, inventory, and accounts payable and to a lesser extent the timing of receipts and payments related to risk management activities.

     Investing Activities. During the nine months ended April 30, 2000, before the effect of the Thermogas Acquisition, the Partnership made total acquisition capital expenditures of $7,088,000. This amount was funded by $6,294,000 of cash payments, $601,000 of noncompete notes, $46,000 of Common Units issued and $147,000 of other costs and consideration.

     On December 17, 1999, the Partnership purchased Thermogas. At closing the Partnership entered into the following noncash transactions: a) issued $175,000,000 in Senior Common Units to the seller, b) assumed a $183,000,000 bridge loan, which was refinanced from the proceeds of the $184 million Senior Notes issued on February 28, 2000, and c) assumed a $135,000,000 operating tank lease. After the conclusion of these acquisition-related transactions, the Partnership acquired $61,842,000 of cash which remained on the Thermogas balance sheet. The Partnership has paid $15,589,000 in additional costs and fees related to the acquisition between December 17, 1999 and April 30, 2000. As part of the Thermogas Acquisition, the OLP agreed to reimburse Williams for the value of working capital received by the Partnership in excess of $9,147,500. On June 6, 2000, the OLP and Williams agreed upon the amount of working capital that was acquired by the Partnership on December 17, 1999. The OLP has reimbursed
Williams $5,652,500 as final settlement of this working capital reimbursement obligation.

     The Partnership has accrued $7,033,000 in exit costs which it expects to incur within twelve months from the acquisition date as it implements the integration of the Thermogas operations. As of April 30, 2000, the Partnership has paid $449,000 of exit costs. Other than future effects from the Thermogas Acquisition, the Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 2000, the Partnership does not expect a significant increase in growth and maintenance capital expenditures resulting from the Thermogas Acquisition as compared to fiscal 1999 levels.

     During the nine months ended April 30, 2000, the Partnership made growth and maintenance capital expenditures of $18,631,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) relocating and upgrading district plant facilities, 3) upgrading computer equipment and software, and 4) vehicle lease buyouts. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

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

     Financing Activities. On February 28, 2000, the OLP issued the privately placed unsecured $184 million  Senior Notes.  The proceeds of the $184 million
Senior Notes, which include three series with maturities ranging from year 2006 through 2009 and an average fixed interest rate of 8.8%, were used to retire $183,000,000 of OLP bridge loan financing assumed in connection with the Thermogas Acquisition.

     On December 6, 1999, the OLP entered into, with Banc of America Leasing & Capital, LLC. as lender, a $25,000,000 operating tank lease facility involving a portion of the OLP's customer tanks. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of the OLP, if such extension is approved by the lessor.

     On December 17, 1999, immediately prior to the closing of the Thermogas Acquisition (See Note J), Thermogas entered into, with Banc of America Leasing & Capital, LLC as lender, a $135,000,000 operating tank lease facility involving a portion of its customer tanks. In connection with the acquisition of Thermogas, the OLP assumed all obligations under the $135,000,000 operating tank lease facility, which have terms and conditions similar to the December 6, 1999, $25,000,000 operating tank lease facility discussed above.

     On April 18, 2000, the Partnership completed the syndication of both the $25,000,000 and $135,000,000 operating tank lease facilities to a group of banks and other financial institutions.

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

     On April 18, 2000, the Partnership entered into an amended and restated credit facility. This $157,000,000 Credit Facility, which expires on June 30, 2003 amends and restates the previous $145,000,000 Credit Facility. During the nine months ended April 30, 2000, the Partnership repaid $2,627,000 to its credit facility as it related to the funding of working capital, business acquisitions, and capital expenditure needs. At April 30, 2000, $21,600,000 of borrowings were outstanding under the Credit Facility. Nearly all of these borrowings carried an interest rate of LIBOR plus 2.25% or 8.44%. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $25,865,000. At April 30, 2000, the Operating Partnership had $109,535,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. Based on the pricing grid contained in the Credit Facility, the current borrowing rate for future borrowings under the Credit Facility is 2.25% plus LIBOR.

     Effective April 27, 2000, the Partnership entered into an interest rate swap agreement ("Swap Agreement") with Bank of America, related to the semi-annual interest payment due on the $160,000,000 fixed rate Senior Notes due 2006 ("MLP Senior Notes"). The Swap Agreement, which expires June 15, 2006, requires Bank of America to pay the stated fixed interest rate (annual rate 9.375%) pursuant to the MLP Senior Notes equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership is required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the 3 month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000.

     Effective June 2, 2000, the OLP entered into an interest rate cap agreement ("Cap Agreement") with Bank of America, related to variable quarterly rent payments due pursuant to two operating tank lease agreements. The variable quarterly rent payments are determined based upon a floating LIBOR based interest rate. The Cap Agreement, which expires June 30, 2003, requires Bank of America to pay the OLP at the end of each March, June, September and December the difference, if any, between the applicable 3 month floating LIBOR interest rate and a cap of 9.3%, applied to the total obligation due each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of April 30, 2000 was $159,600,000.

     On May 19, 2000, the Partnership declared an in-kind cash distribution of $1.00 per Senior Common Unit payable by the issuance of additional Senior Common Units (see Notes G and I in the Consolidated Financial Statements included elsewhere in this report for additional information regarding the in-kind distributions to the Senior Common Unitholders) and $0.50 per Common Unit, payable June 14, 2000.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt by entering into interest rate collar agreements. After the execution of the Swap Transaction, the Partnership effectively had $181,600,000 in variable rate debt and $25,000,000 notional amount of interest rate collar agreements effectively outstanding. Thus, assuming a 100 basis point increase in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt, the Swap Transaction and the associated interest rate collar agreements is not material to the financial statements.

     The Partnership's risk management activities utilize certain types of energy commodity forward contracts and swaps traded on the over-the-counter financial markets and futures traded on the New York Mercantile Exchange
("NYMEX" or "Exchange") to anticipate market movements, manage and hedge its exposure to the volatility of floating commodity prices and to protect its inventory positions. The Partnership's purchase price protection strategy activity also utilizes certain over-the-counter energy commodity options to limit overall price risk and to hedge its exposure to inventory price movements.

     Market risks associated with energy commodities are monitored daily for compliance with the Partnership's risk management trading policy. This policy includes specific dollar exposure limits, limits on the term of various contracts and volume limits for various energy commodities. The Partnership also utilizes loss limits and daily review of open positions to manage exposures to changing market prices.

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

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $1,500,000 as of April 30, 2000. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%. Thus, actual results may differ.
                                       20

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

            On June 5, 2000, the Common Unitholders approved amendments to the MLP's partnership agreement to allow for the conversion of the Senior Common Units into Common Units in accordance with the terms of the partnership agreement and for those Common Units so converted to be able to vote, regardless of the restriction otherwise placed on voting if a holder owns more than 20% of the MLP.

            Additionally, on June 5, 2000, the General Partner amended the MLP's and the OLP's partnership agreements, as allowed therein, to allow the MLP and the OLP to structure and complete transactions when the General Partner may not have the cash available to make the applicable capital contribution.

            Specifically, the amendments provide for the issuance of 316,233 General Partner Units in the MLP that represent the General
            Partner's current 1% interest. The General Partner is no longer obligated to make a capital contribution to the MLP upon the making of a capital contribution by another person or the issuance of MLP securities. However, if the General Partner does not make that capital contribution, its 1% interest in the MLP is reduced accordingly. Similar amendments were made with respect to the OLP partnership agreement, although no General Partner Units were issued with respect to the OLP. Generally, the General Partner is allowed at any time to make any capital contribution otherwise not made to retain its overall 2% interest in the MLP and the OLP.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION TO A VOTE OF SECURITIES HOLDERS

            The Partnership held a special meeting of common unitholders on June 5, 2000. The common unitholders voted in favor of two proposals at the special meeting as follows:

           1. A proposal to approve the conversion provisions related to our recently issued senior units to allow the holders of the senior units to elect to convert into our common units upon the earlier of February 1, 2002 or the occurrence of a material event, as defined in our partnership agreement:

               FOR                  AGAINST           ABSTAIN
               22,930,907           254,008           171,954

           2. A proposal to amend the definition of "outstanding" in our partnership agreement to provide that Williams Natural Gas Liquids, Inc., its successors or The Williams Companies, Inc., as holders of common units obtained upon the conversion of the senior units, may vote their common units and shall be entitled to all other rights as our common unitholders:

               FOR                  AGAINST          ABSTAIN
               22,987,638           209,331          159,660

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits



    Exhibit No.       Description of Exhibit


              3.1 Second Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P.
                      dated as of June 5, 2000.


              10.1 Third Amended and Restated Credit Agreement dated as of April 18, 2000, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as administrative agent, and the other financial institutions party thereto.


              10.2 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of
                      Ferrellgas, L.P.


              10.3 Omnibus Amendment Agreement No. 2, Dated As Of April 18, 2000, In Respect Of Ferrellgas, LP TRUST NO. 1999-A Participation Agreement Lease Intended As Security
                      Loan Agreement Each Dated As Of December 1, 1999
                                       22

          10.4 Omnibus Amendment Agreement No. 2 Dated As Of April 18, 2000 in respect ofTHERMOGAS TRUST NO. 1999-A Participation Agreement Lease Intended as Security Loan Agreement Each Dated As Of December 15, 1999

          27.1        Financial Data Schedule - Ferrellgas Partners, L.P.
                      (filed in electronic format only)

          27.2 Financial Data Schedule - Ferrellgas Partners Finance Corp. (filed in electronic format only)


          (b)  Reports on Form 8-K

            The Partnership filed the following reports on Form 8-K during the quarter ended April 30, 2000.

(1)             Form 8-K/A Amendment No. 1 dated March 1, 2000,  reporting that
               Ferrellgas  Partners,  L.P.  completed the
              acquisition  of all of the member  interests in  Thermogas  L.L.C.
               from Williams. This amendment includes the required audited and pro forma financial statements.

(2) Form 8-K dated March 2, 2000, announcing that Ferrellgas Partners, L.P. operating subsidiary, Ferrellgas, L.P., completed the issuance of $184 million of fixed rate Senior Notes in a private placement to qualified institutional investors. The proceeds of the financing were used to pay off the temporary financing associated with the acquisition of Thermogas, the nation's fifth largest retail marketer of propane.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FERRELLGAS PARTNERS, L.P.

                                   By Ferrellgas, Inc. (General Partner)


Date: June 14, 2000                By     /s/ Kevin T. Kelly
                                   ---------------------------------------------
                                   Kevin T. Kelly
                                   Vice President and Chief
                                   Financial Officer (Principal
                                   Financial and Accounting Officer)



                        FERRELLGAS PARTNERS FINANCE CORP.


Date: June 14, 2000                By     /s/ Kevin T. Kelly
                                   ---------------------------------------------
                                   Kevin T. Kelly
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                                INDEX TO EXHIBITS


    Exhibit No.                                         Description of Exhibit


              3.1 Second Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P.
                      dated as of June 5, 2000.


              10.1 Third Amended and Restated Credit Agreement dated as of April 18, 2000, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as administrative agent, and the other financial institutions party thereto.


              10.2 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of
                      Ferrellgas, L.P.


              10.3 Omnibus Amendment Agreement No. 2, Dated As Of April 18, 2000, In Respect Of Ferrellgas, LP
                      TRUST NO. 1999-A Participation Agreement Lease Intended As Security Loan Agreement Each Dated
                      As Of December 1, 1999


              10.4 Omnibus Amendment Agreement No. 2 Dated As Of April 18, 2000 in respect of THERMOGAS TRUST NO. 1999-A Participation Agreement Lease Intended as Security
                      Loan Agreement Each Dated As Of December 15, 1999

              27.1 Financial Data Schedule - Ferrellgas Partners, L.P. (filed in electronic format only)

              27.2 Financial Data Schedule - Ferrellgas Partners Finance Corp. (filed in electronic format only)