Form 10-K
period 2000-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2000-10-26
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2000
                                       or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of October 5, 2000, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $218,305,000.

At October 5, 2000, Ferrellgas Partners, L.P. had units outstanding as follows:
                    31,307,116  Common Units
                    4,652,691  Senior Common Units
Documents Incorporated by Reference:   None

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.

                          2000 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                               Page
                                     PART I
ITEM     1.     BUSINESS.......................................................................................1
ITEM     2.     PROPERTIES.....................................................................................8
ITEM     3.     LEGAL PROCEEDINGS..............................................................................9
ITEM     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................10

                                     PART II

ITEM     5.     MARKET FOR REGISTRANT'S UNITS AND
                RELATED UNITHOLDER MATTERS....................................................................10
ITEM     6.     SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA..............................................11
ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................12
ITEM    7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................21
ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................22
ITEM     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................22

                                    PART III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS...........................................22
ITEM    11.     EXECUTIVE COMPENSATION........................................................................24
ITEM    12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................................................29
ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................30

                                     PART IV

ITEM    14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K...........................................................................31


                                                      PART I

ITEM 1.       BUSINESS.

Business of Ferrellgas Partners, L.P.


          Ferrellgas Partners, L.P. is a Delaware limited partnership that was formed on April 19, 1994. The common units of Ferrellgas Partners are listed on the New York Stock Exchange and its activities are primarily conducted through its subsidiary Ferrellgas, L.P. Ferrellgas Partners is the sole limited partner of Ferrellgas, L.P. with a 99% limited partner interest. Ferrellgas Partners and Ferrellgas, L.P. are together referred to as the Partnership.


Business of Ferrellgas, L.P.

     Ferrellgas, L.P., a Delaware limited partnership, was formed on April 22, 1994, to acquire, own and operate the propane business and assets of Ferrellgas, Inc. Ferrellgas, L.P. accounts for nearly all of Ferrellgas Partner's consolidated assets, sales and operating earnings, except for interest expense related to $160 million of 9 3/8% Senior Secured Notes issued by Ferrellgas Partners in April 1996 and a related interest rate swap agreement entered into in April 2000.


          Ferrellgas, Inc. owns general partner units that represent a 1% interest in Ferrellgas Partners and a 1.0101% general partner interest in Ferrellgas, L.P. The combined ownership represents a 2% general partner interest in the Partnership. As general partner, Ferrellgas, Inc. performs all management functions for the Partnership. All historical references prior to July 5, 1994, relate to operations as conducted by Ferrellgas, Inc. and its predecessors.


General

     The Partnership is engaged in the sale, distribution and marketing of propane and other natural gas liquids. Natural gas liquids are derived from petroleum products and are sold in compressed or liquefied form. Propane, the predominant type of natural gas liquid, is typically extracted from natural gas or separated during crude oil refining. Although propane is gaseous at normal pressures, it is compressed into liquid form at relatively low pressures for storage and transportation. Propane is a clean-burning energy source, recognized for its transportability and ease of use relative to alternative forms of stand alone energy sources.

     In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.

     The Partnership believes that it is the largest retail marketer of propane in the United States as measured by gallons sold, serving more than 1,100,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through 604 retail outlets in 40 states. Some outlets serve interstate markets. Based upon information contained in industry publications for calendar year 1999, the Partnership believes that its retail operations account for approximately 11% of the retail propane gallons sold in the United States. For the Partnership's fiscal years ended July 31, 2000, 1999, and 1998, annual retail propane sales volumes were 847 million, 680 million, and 660 million gallons, respectively.

Formation and History


          Ferrell Companies, Inc. is the parent entity of Ferrellgas, Inc., was founded in 1939 as a single retail propane outlet in Atchison, Kansas and was incorporated in 1954. Ferrellgas, Inc. was formed in 1984 to operate the retail propane business previously conducted by Ferrell Companies. In July 1994, the propane business and assets of Ferrellgas, Inc. were contributed to the Partnership in connection with Ferrellgas Partner's initial public offering of common units. Ferrell Companies was previously owned primarily by James E. Ferrell and his family but was sold in July 1998 to the Ferrell Companies, Inc. Employee Stock Ownership Trust.

     Ferrellgas, Inc.'s initial growth largely resulted from small acquisitions in the rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. In July 1984, Ferrellgas, Inc. acquired propane operations with annual retail sales volumes of approximately 33 million gallons and in December 1986 acquired propane operations with annual retail sales volumes of approximately 395 million gallons. These two major acquisitions and many other smaller acquisitions significantly expanded and diversified Ferrellgas, Inc.'s geographic coverage.
Since 1986, Ferrellgas, Inc. and the Partnership have acquired more than 100 smaller independent propane retailers, the largest of which were Thermogas LLC acquired in December 1999, Skelgas Propane, Inc. acquired in May 1996 and Vision Energy Resources, Inc. acquired in November 1994. For the fiscal years ended July 31, 2000 to 1996, the Partnership invested approximately $310.3 million, $48.7 million, $13.0 million, $38.8 million, and $108.8 million, respectively, to acquire operations with annual retail sales of approximately 302.4 million,
21.5 million, 4.4 million, 20.5 million, and 111.8 million gallons of propane, respectively.


Retail Operations

     The retail business of the Partnership consists principally of transporting propane purchased in the contract and spot markets primarily from major oil companies to its retail distribution outlets and then to tanks located on its customers' premises, as well as to portable cylinders.

   Business Strategy

     The Partnership's business strategy is to continue its historical focus on residential and commercial retail propane operations. The Partnership anticipates that its future growth will be achieved primarily through the acquisition of smaller retail propane operations throughout the United States and to a lesser extent through the expansion of its existing customer base by increased competitiveness and investment in internal growth opportunities. The Partnership believes that it has obtained a competitive advantage by promoting an entrepreneurial culture that empowers its employees to be responsive to individual customer needs. In addition, the Partnership believes this culture is supported and enhanced by the ownership of Ferrell Companies by the Employee Stock Ownership Trust for the sole benefit of Ferrellgas, Inc.'s employees.

     The Partnership intends to concentrate its acquisition activities in geographical areas in close proximity to the Partnership's existing operations and to acquire propane retailers that can be efficiently combined with such existing operations to provide an attractive return on investment after taking into account the efficiencies which may result from such combination. However, the Partnership will also pursue acquisitions that broaden its geographic coverage. The Partnership's goal in any acquisition will be to improve the operations and profitability of these smaller companies by integrating them into the Partnership's established supply network. The Partnership regularly evaluates a number of propane distribution companies that may be candidates for acquisition. The Partnership believes that there are numerous local retail propane distribution companies that are possible candidates for acquisition and that its geographic diversity of operations helps to create many attractive acquisition opportunities. The Partnership intends to fund acquisitions through internal cash flow, external borrowings or the issuance of additional  common  units or other  securities.  The  Partnership's  ability  to accomplish  these  goals  will  be  subject  to the  continued  availability  of acquisition candidates at prices attractive to the Partnership and to availability of funds for that purpose to the Partnership. There is no assurance the Partnership will be successful in sustaining the recent level of acquisitions or that any acquisitions that are made will prove beneficial to the Partnership.

         In addition to growth through acquisitions, the Partnership believes that it may also achieve growth within its existing propane operations. As a result of its experience in responding to competition and in implementing more efficient operating standards, the Partnership believes that it has positioned itself to be successful in direct competition for customers. The Partnership currently has marketing programs that focus specific resources toward this effort.

   Recent Initiatives


     During fiscal 2000, the Partnership began an assessment of its operations to reduce operating costs to offset the impact of future potential challenges to its operations such as warmer than normal weather and volatile product cost environments. This operational assessment resulted in the implementation of several expense savings and customer satisfaction initiatives, including the elimination of redundancies in overlapping Thermogas and Ferrellgas, L.P. operations, the review of staffing and asset utilization levels in the existing Ferrellgas, L.P. base business, and improvements to the routing and scheduling of customers' deliveries.

     The majority of the integration of the Thermogas acquisition into the existing Ferrellgas, L.P. operations occurred during the spring and summer of fiscal 2000. Over 65 of the approximately 180 Thermogas locations were blended together with existing Ferrellgas, L.P. locations. The Partnership eliminated duplicate personnel and assets in these locations. The Partnership also identified cost reduction opportunities in approximately 65 additional locations in which the Partnership transferred customers and assets between existing Ferrellgas, L.P. and Thermogas locations in a manner that allowed the customer to be serviced from a more cost effective location. Since completing the Thermogas acquisition in December 1999, the Partnership has reduced its workforce by approximately 180 full time equivalent positions and has eliminated over 175 excess vehicles from these overlapping locations. A portion of these cost savings was realized during the integration that occurred in the spring and summer of fiscal 2000. The Partnership believes these actions will result in savings of approximately $7 million of expenses during fiscal 2001.

     In addition to savings resulting from the integration of Thermogas, the Partnership reduced additional operating costs by the assessment of its existing operations. This assessment involved the review of the staffing and asset utilization levels of the 520 existing Ferrellgas, L.P. locations, through the using of productivity and benchmark measurements to identify savings opportunities. The review was similar to the review used to establish optimal staff and asset levels in the overlapping Ferrellgas, L.P. and Thermogas locations. As a result, the Partnership reduced its workforce by over 500 additional full time equivalent positions, eliminated over 250 additional excess vehicles, merged approximately 30 retail locations and divested 2 retail locations. The majority of these actions were taken throughout the latter half of fiscal 2000, therefore some of this cost savings was realized during fiscal 2000. The Partnership believes that these actions will result in savings of approximately $12 million of expenses during fiscal 2001.

     During the fourth quarter of fiscal 2000, the Partnership introduced significant improvements to its existing routing and scheduling process used for planning customer deliveries. The Partnership expects these improvements to increase customer satisfaction and also reduce delivery costs. These improvements resulted from a pilot program that was in place throughout fiscal 2000 that involved several locations in Ohio. This pilot program assisted the Partnership in the improvement of the technology, training and reporting associated with the routing and scheduling of customer propane deliveries. The existing technology has been improved to better predict customer inventory levels and more efficiently plan deliveries. The Partnership's employees were recently extensively trained on these routing and scheduling improvements. In addition, incentive programs for fiscal 2001 were modified to encourage employees to achieve success measurements related to improved routing and scheduling and improved customer satisfaction. A large portion of the new incentive program is based on each location reducing operating expenses by 1.5 cents per gallon delivered. The Partnership expects the vast majority of its locations will utilize these routing and scheduling improvements by the start of the fiscal 2001 heating season.


   Marketing

     The retail propane marketing business generally involves large numbers of small volume deliveries averaging approximately 200 gallons each. The market areas are generally rural, but also include suburban areas for industrial applications.

     The Partnership utilizes marketing programs targeting both new and existing customers by emphasizing its efficiency in delivering propane to customers as well as its employee training and safety programs. The Partnership sells propane primarily to four markets: residential, industrial/commercial, agricultural and other, with other being principally to other propane retailers and as engine fuel. During the fiscal year ended July 31, 2000, sales to residential customers accounted for 63% of retail gross profit, sales to industrial and other commercial customers accounted for 27% of retail gross profit, and sales to agricultural and other customers accounted for 10% of retail gross profit. Residential sales have a greater profit margin, more stable customer base and tend to be less sensitive to price changes than the other markets served by the Partnership. No single customer of the Partnership accounted for 10% or more of the Partnership's consolidated revenues in fiscal 2000.


     Profits in the retail propane business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane in the contract and spot markets. These purchases are primarily from major oil companies and on a short-term basis. Therefore, the Partnership's supply costs fluctuate with market price fluctuations that subject the Partnership to price and inventory risk. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced, at least for the short-term, until retail prices can be increased. Retail propane customers typically lease their storage tanks from their propane distributors. Over 70% of the Partnership's customers lease their tanks from the Partnership. The lease terms and fire safety regulations in some states require leased tanks to be filled only by the propane supplier that owns the tank. The cost and inconvenience of switching tanks minimizes a customer's tendency to switch suppliers of propane on the basis of minor variations in price.

     The retail market for propane is seasonal because propane is used primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in the second and third fiscal quarters or November through April. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, price and other factors. The Partnership believes that the broad geographic distribution of its operations helps to minimize exposure to regional weather or economic patterns. Long-term, historic weather data from the National Climatic Data Center indicates that the average annual temperatures have remained relatively constant over the last thirty years with fluctuations occurring on a year-to-year basis. During times of colder-than-normal winter weather, the Partnership has been able to take advantage of its large, efficient distribution network to help avoid supply disruptions such as those experienced by some of its competitors, thereby broadening its long-term customer base.

   Supply, Distribution and Risk Management

     The Partnership purchases propane primarily from major domestic oil companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. As a result of the Partnership's ability to:

o    buy large volumes of propane,
o    utilize various risk management strategies, and
o    utilize its large distribution system and underground storage capacity,

the Partnership believes it is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. The Partnership is not dependent upon any single supplier or group of suppliers, the loss of which would have a material adverse effect on the Partnership. For the year ended July 31, 2000, no supplier provided more than 10% of the Partnership's total propane purchases.


    A portion of the Partnership's propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. Additionally, the Partnership will enter into fixed price contracts that have a term of less than one year. Some of the Partnership's contracts specify minimum and maximum amounts of propane to be purchased.


    The Partnership may purchase and store inventories of propane to avoid delivery interruptions during periods of increased demand. The Partnership owns three underground storage facilities with an aggregate capacity of approximately 192 million gallons. Currently, approximately 141 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

         In addition, the Partnership's risk management activities utilize certain types of energy commodity forward contracts and swaps traded on the over-the-counter financial markets and futures traded on the New York Mercantile Exchange. These activities are utilized to anticipate market movements, manage and hedge the Partnership's exposure to the volatility of floating commodity prices and to protect the Partnership's inventory positions. The Partnership also utilizes certain over-the-counter energy commodity options to limit overall price risk and to hedge its exposure to inventory price movements.


     Propane is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to retail distribution outlets and wholesale customers by railroad tank cars leased by the Partnership and by highway transport trucks owned or leased by the Partnership. Common carrier transport trucks may be used during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. Propane is then transported from the Partnership's retail distribution outlets to customers by the Partnership's fleet of 2,201 bulk delivery trucks, which are fitted generally with 2,000 to 3,000 gallon propane tanks. Propane storage tanks located on the customers' premises are then filled from the delivery truck. Propane is also delivered to customers in portable cylinders.


Industry and Competition

   Industry

     Based upon industry publications, propane accounts for approximately 3% to 4% of household energy consumption in the United States, an average level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.


    Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is cheaper than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. The Partnership's residential retail propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Likewise, the Partnership may be unable to expand its customer base in areas where fuel oil is widely used, particularly the Northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.


   Competition

     In addition to competing with marketers of other fuels, the Partnership competes with other companies engaged in the retail propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger multi-state marketers, and the smaller, local independent marketers, including recent entrants such as certain rural electric cooperatives. Based upon industry publications, the Partnership believes that the ten largest multi-state retail marketers of propane, including the Partnership, account for approximately 45% of the total retail sales of propane in the United States and that there are approximately 5,000 local or regional distributors. Based upon information contained in industry publications for calendar year 1998, the Partnership also believes no single marketer other than itself has a greater than 10% share of the total market in the United States. The Partnership believes that it is the largest retail marketer of propane in the United States with a market share of approximately 11% as measured by volume of national retail propane sales.

     Most of the Partnership's retail distribution outlets compete with three or more marketers or distributors, the principal factors being price and service. The Partnership competes with other retail marketers primarily on the basis of reliability of service and responsiveness to customer needs, safety and price. Each retail distribution outlet operates in its own competitive environment because retail marketers locate in close proximity to customers to lower the cost of providing service. The typical retail distribution outlet has an effective marketing radius of approximately 25 miles.

Other Operations

     The other operations of the Partnership consist principally of wholesale propane marketing and other smaller operations, e.g., chemical feedstocks marketing, natural gas liquids storage, a wholesale propane appliance operation, retail refined fuels sales, truck maintenance centers, tank refurbishment centers, transport hauling and others.

     The Partnership engages in the wholesale marketing and distribution of propane to other retail propane distributors. During the fiscal years ended July 31, 2000, 1999 and 1998, the Partnership sold 99 million, 103 million and 136 million gallons, respectively, of propane to wholesale customers and had revenues attributable to such sales of $43.4 million, $33.8 million and $49.9 million, respectively.

Employees

     The Partnership has no employees and is managed by Ferrellgas, Inc. pursuant to its partnership agreement. At September 30, 2000, Ferrellgas, Inc. had 4,532 full-time employees and 882 temporary and part-time employees. Ferrellgas, Inc.'s full-time employees were employed in the following areas:


                    Retail Locations                                                                  3,896
                    Transportation and Storage                                                          265
                    Corporate Offices in Liberty, MO and Houston, TX                                    371
                                                                                                 -----------
                            Total                                                                     4,532
                                                                                                 ===========

Less than one percent of Ferrellgas, Inc.'s employees are represented by four local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Ferrellgas, Inc. has not experienced any significant work stoppages or other labor problems.

     The Partnership's supply, risk management, wholesale marketing, distribution scheduling and product accounting functions are operated primarily out of the Partnership's offices located in Houston, by a total full-time corporate staff of 82 people.

Governmental Regulation - Environmental and Safety Matters

     The Partnership is not subject to any price or allocation regulation of propane.

     Propane is not a hazardous substance within the meaning of federal and state environmental laws. In connection with all acquisitions of retail propane businesses that involve the purchase of real estate, the Partnership conducts a due diligence investigation to attempt to determine whether any substance other than propane has been sold from or stored on any such real estate prior to its purchase. That due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers' compliance with environmental laws and visual inspections of the properties.

     With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The National Fire Protection Association has issued Pamphlet No. 58 that established a set of rules and procedures governing the safe handling of propane. Those rules and procedures have been adopted as the industry standard in a majority of the states in which the Partnership operates.

     The Partnership believes it is in material compliance with all governmental regulations and industry standards applicable to environmental and safety matters. The Department of Transportation established new regulations addressing emergency discharge control issues that became effective on July 1, 1999 with various requirements phased in over the next seven years. The Partnership is in full compliance in all material respects with those current regulatory requirements and is working with both the Department of Transportation and outside experts to fully test emergency discharge control systems that comply with the new requirements as they become effective.

Service Marks and Trademarks

     The Partnership markets retail propane under the "Ferrellgas," "Thermogas," "Puget Propane," "Seacrist Fuels," and "Elk Grove Gas & Oil" tradenames. The Partnership uses the tradenames "Ferrell North America" and "American Energy Incorporated" for its wholesale operations, the tradename "NRG" for its propane appliance wholesale operation, the tradename "Ferrell Transport" for most of its third party hauling and oil field services operations and the tradename "bluebuzz.com" for its internet service provider operations. In addition, the Partnership has a trademark on the name "FerrellMeter," its patented gas leak detection device. Ferrellgas, Inc. has an option to purchase the tradenames and trademark that it contributed to the Partnership for a nominal value if Ferrellgas, Inc. is removed as general partner of the Partnership other than for cause. If Ferrellgas, Inc. ceases to serve as the general partner of the Partnership for any other reason, it will have the option to purchase the tradenames and trademark from the Partnership for fair market value.

Businesses of Other Subsidiaries

          Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is a wholly-owned subsidiary of Ferrellgas Partners. Ferrellgas Partners Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-obligor for securities issued by Ferrellgas Partners. Accordingly, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented. Certain institutional investors that might otherwise be limited in their ability to invest in securities issued by Ferrellgas Partners by reasons of the legal investment laws of their states of organization or their charter documents, may be able to invest in Ferrellgas Partner's securities because Ferrellgas Partners Finance Corp. is a co-obligor. See the notes to Ferrellgas Partners Finance Corp.'s financial statements for a discussion of the securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-obligor.

         Bluebuzz.com, Inc., is the Partnership's internet service provider and a wholly-owned subsidiary of Ferrellgas, L.P. Bluebuzz.com was incorporated in Delaware in April 2000 and provides internet service to subscribers in some of the locations where Ferrellgas, L.P. has retail propane locations. Bluebuzz.com currently does not own significant assets, nor has it generated significant operating income or loss. Accordingly, a discussion of the results of operations, liquidity and capital resources of Bluebuzz.com is not presented.

     Ferrellgas Receivables, LLC is a newly created wholly-owned, special purpose subsidiary of Ferrellgas, L.P., and was organized in September 2000. Ferrellgas, L.P., contributed and sold interests in a pool of accounts receivable to Ferrellgas Receivables. Ferrellgas Receivables then sold the interests to a commercial paper conduit of Banc One, NA. Ferrellgas Receivables does not conduct any other activities. In accordance with Statement of Financial Accounting Standard No. 125 "Accounting for Transfers of Assets," Ferrellgas Receivables will not be consolidated into the results of the Partnership and thus will be accounted for using the equity method of accounting.See
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 2.       PROPERTIES.

     The Partnership owns or leases the following transportation equipment that is utilized primarily in retail operations.

                                                                              Owned       Leased      Total
         Truck tractors ...................................................     107         124          231
         Transport trailers................................................      362         49          411
         Bulk delivery trucks..............................................    1,256        945        2,201
         Pickup and service trucks.........................................    1,713        643        2,356
         Railroad tank cars................................................     -           222          222

     The transport  trailers  have an average  capacity of  approximately  9,000 gallons. The bulk delivery trucks are generally fitted with 2,000 to 3,000 gallon propane tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

     A typical retail distribution outlet is located on one to three acres of land and includes a small office, a workshop, bulk storage capacity of 18,000 gallons to 60,000 gallons and a small inventory of stationary customer storage tanks and portable propane cylinders that the Partnership provides to its retail customers for propane storage. The Partnership owns the land and buildings in the applicable local markets of approximately 50% of its retail outlets and leases the remaining facilities on terms customary in the industry.

     Approximately 1,012,000 propane tanks are either owned or leased by the Partnership, most of which are located on customer property and leased to those customers. The Partnership also owns approximately 829,000 portable propane cylinders, most of which are leased to industrial and commercial customers. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources and Results of Operations" for a discussion of the operating tank lease involving a portion of the Partnership's customer tanks.

     The Partnership owns underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah. At July 31, 2000, the capacity of these facilities approximated 86 million gallons, 98 million gallons, and 8 million gallons, respectively for an aggregate of approximately 192 million gallons. Currently, approximately 141 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     The Partnership owns land and two buildings with 50,245 square feet of office space and leases 6,250 square feet of office space that together comprise its corporate headquarters in Liberty, Missouri, and leases 27,696 square feet of office space in Houston, Texas, where its risk management, supply and wholesale marketing operations are primarily located.


     The Partnership believes that it has satisfactory title to or valid rights to use all of its material properties. Although some of those properties may be subject to liabilities and leases, liens for taxes not yet currently due and payable and immaterial encumbrances, easements and restrictions, the Partnership does not believe that any such burdens will materially interfere with the continued use of such properties in its business. The Partnership believes that it has made, or is in the process of obtaining, all required material: approvals, authorizations, orders, licenses, permits, franchises, consents of, registrations, qualifications and filings with, the various state and local governmental and regulatory authorities which relate to ownership of the Partnership's properties or the operations of its business.



ITEM 3.       LEGAL PROCEEDINGS.


     Propane is a flammable, combustible gas. Serious personal injury and property damage can occur in connection with its transportation, storage or use. In the ordinary course of business, the Partnership is threatened with or is named as a defendant in various lawsuits which may seek actual and punitive damages for product liability, personal injury and property damage. The Partnership maintains liability insurance policies with insurers in amounts and with coverages and deductibles as it believes is reasonable and prudent. However, there can be no assurance that the insurance will be adequate to protect the Partnership from material expenses related to personal injury or property damage or that current levels of insurance will continue to be available in the future at economical prices. It is not possible to determine the ultimate disposition of these lawsuits. However, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition or cash flows of the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of common unitholders was held on June 5, 2000. The common unitholders voted in favor of two proposals at the special meeting as follows:

           1. A proposal to approve the conversion provisions related to the Partnership's recently issued senior units to allow the holders of the senior units to elect to convert into common units upon the earlier of February 1, 2002 or the occurrence of a material event, as defined in our partnership agreement:

                   FOR                     AGAINST                    ABSTAIN

               22,932,167                  254,008                    171,954

           2. A proposal to amend the definition of "outstanding" in the partnership agreement to provide that Williams Natural Gas Liquids, Inc., its successors or The Williams Companies, Inc., as holders of common units obtained upon the conversion of the senior units, may vote their common units and shall be entitled to all other rights as common unitholders:

                  FOR                       AGAINST                    ABSTAIN

               22,989,138                   209,331                    159,660

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

     The common units representing common limited partner interests in the Partnership are listed and traded on the New York Stock Exchange under the symbol FGP. As of October 5, 2000, there were 788 common unitholders of record. The following table sets forth the high and low sales prices for the common units on the New York Stock Exchange and the cash distributions declared per common unit for the periods indicated.



                                    Common Unit Price      Distributions
                                          Range               Declared
                                   --------------------------------------
                                     High       Low           Per Unit
                                                      1999
                                   ---------------------------------------
First Quarter                        $20.94     $19.13           $0.50
Second Quarter                        21.75      17.00            0.50
Third Quarter                         18.88      16.00            0.50
Fourth Quarter                        17.94      16.69            0.50

                                                      2000
                                   ---------------------------------------
First Quarter                        $17.75     $15.06           $0.50
Second Quarter                        15.63      12.00            0.50
Third Quarter                         14.56      13.25            0.50
Fourth Quarter                        14.63      13.31            0.50

     During 1994, the Partnership issued subordinated units, all of which were held by Ferrell Companies for which there was no established public trading market. Effective August 1, 1999, the subordinated units converted into common units and were subsequently listed on the New York Stock Exchange. The subordinated units and the conversion to common units are more fully described in Note F to the Consolidated Financial Statements provided herein.

     The Partnership makes quarterly cash distributions of its available cash, as defined by the applicable partnership agreement. Available cash is generally defined as consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by Ferrellgas, Inc. for future requirements. To the extent necessary, the Partnership will reserve cash inflows from the second and third quarters for distribution in the first and fourth fiscal quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of the financial tests and covenants which place limits on the amount of cash that can be used by the Partnership to pay distributions.

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

                                       (in thousands, except per unit data)

                                                          Ferrellgas Partners, L.P.
                                         -------------------------------------------------------------
                                                              Year Ended July 31,
                                         --------------------------------------------------------------
                                             2000         1999          1998         1997        1996
                                          ------------ ------------ ------------ ------------ -----------
Income Statement Data:
Total revenues                             $ 952,199    $ 624,149    $ 667,353    $ 804,298   $ 653,640
Depreciation and amortization                 61,633       47,257       45,009       43,789      37,024
ESOP compensation charge                       3,733        3,295          350       -           -
Operating income                              56,735       62,339       52,760       68,819      62,506
Interest expense                              58,298       46,621       49,129       45,769      37,983
Earnings before extraordinary loss               860       14,783        4,943       23,218      24,312
Basic and diluted earnings (loss) per
common and subordinated unit
 - Earnings (loss) before extraordinary
  loss and after paid-in-kind distribution    (0.32)        0.47         0.16         0.74        0.77
Cash distributions declared per
  common and subordinated unit                 2.00         2.00         2.00         2.00        2.00

Balance Sheet Data at end of period:
Working capital                             $(6,344)    $ (4,567)      $ (443)     $ 18,111    $ 15,294
Total assets                                 967,907      656,745      621,223      657,076     654,295
Long-term debt                               718,118      583,840      507,222      487,334     439,112

Partners' Capital:
Senior Common Unitholder                   $ 179,786      $ -          $ -          $ -         $ -
Common Unitholders                          (80,931)        1,215       27,985       52,863      71,323
Subordinated Unitholder                       -          (10,516)       19,908       50,337      71,302
General Partner Unitholder                  (58,511)     (59,553)     (58,976)     (58,417)    (58,016)
Accumulated other comprehensive income             -        (797)       -            -           -




                                 (in thousands)

                                                          Ferrellgas Partners, L.P.
                                         -------------------------------------------------------------
                                                              Year Ended July 31,
                                         ---------------------------------------------------------------
                                            2000         1999          1998         1997        1996
                                         ------------ ------------ ------------ ------------ -----------
Operating Data:
Retail propane sales volumes (in             846,664      680,477      659,932      693,995     650,214
gallons)

Capital expenditures:
        Maintenance                          $ 8,917     $ 10,505     $ 10,569    $ 10,137      $ 6,657
        Growth                                11,838       15,238       10,060       6,055        6,654
        Acquisition                          310,260       48,749       13,003      38,780      108,803
                                         ------------ ------------ ------------ ----------- ------------
            Total                           $331,015     $ 74,492     $ 33,632    $ 54,972    $ 122,114
                                         ============ ============ ============ =========== ============
Supplemental Data:
Adjusted earnings before
  income taxes, depreciation and          $122,101     $112,891     $  98,119    $112,608     $99,530
  amortization:

Net cash provided by operating               $53,352      $92,494      $74,337     $75,087      $65,096
activities



The Partnership's capital expenditures fall generally into three categories:


 o        maintenance   capital   expenditures,    which   include   capitalized
expenditures for repair and replacement of property, plant and equipment,

 o growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate expansion of the Partnership's customer base and operating capacity, and

 o acquisition capital expenditures, which include expenditures related to the acquisitions of retail propane operations. Acquisition capital expenditures represent total cost of acquisition less working capital acquired. The Partnership acquired Thermogas LLC and Skelgas Propane, Inc. in December 1999 and May 1996, respectively

Adjusted earnings before interest, taxes, depreciation and amortization is:

 o calculated as operating income less depreciation and amortization and an Employee Stock Ownership Plan related non-cash compensation charge,

 o not intended to represent cash flow and does not represent the measure of cash available for distribution,

 o a non-generally accepted accounting principle measure, but provides additional information for evaluating the Partnership's ability to make its minimum quarterly distribution,

 o as defined by the Partnership, may not be comparable to similarly reported measures reported by other companies,

 o not intended as an alternative to earnings from continuing operations or net earnings, and

 o may not be comparable to similarly titled measures reported by other companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of the historical financial condition and results of operations for Ferrellgas Partners and its subsidiaries and should be read in conjunction with the historical consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

Forward-looking statements


     Statements included in this report that are not historical facts are forward-looking statements. These statements include whether or not Ferrellgas, L.P. will have sufficient funds to meet its obligations and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $160,000,000 of Senior Notes issued by Ferrellgas Partners in April 1996, and to pay the required distribution on its senior common units, and to pay the minimum quarterly distribution of $0.50 per common unit.


     The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include but are not limited to the following:

o the effect of weather conditions on demand for propane, o price and availability of propane supplies, o price and inventory risk of propane supplies,
o the effect of increasing volatility in commodity prices on the Partnership's liquidity,
o  the timing of collection of accounts receivable,
o  the availability of capacity to transport propane to market areas,
o  competition from other energy sources and within the propane industry,
o  operating risks incidental to transporting, storing, and distributing propane,
o  changes in interest rates,
o  governmental legislation and regulations,
o  energy efficiency and technology trends,
o  the condition of the capital markets in the United States,
o  the political and economic stability of the oil producing nations,
o the expectation that the senior common units will be redeemed in the future with proceeds from an offering of equity at a price satisfactory to the Partnership, and
o expected savings from the integration of the Thermogas acquisition, reductions made in personnel and assets related to the existing Ferrellgas,
     L.P.   locations  and  savings   related  to  the  routing  and  scheduling
     improvements, all discussed in "Business - Recent Initiatives".

Selected Quarterly Financial Data

     Due to the seasonality of the retail propane business, first and fourth quarter revenues, gross profit and net earnings are consistently less than the comparable second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

On December 17, 1999, the Partnership purchased Thermogas LLC from Williams Natural Gas Liquids, Inc., a subsidiary of The Williams Companies, Inc. Thus the second, third and fourth quarters of fiscal year 2000 will vary significantly from those same quarters in fiscal 1999. During the second quarter of fiscal 2000, the Partnership was able to identify the effect of the Thermogas acquisition on the results of operations, because the Thermogas operations acquired were being operated separately from the existing Partnership operations. Beginning in the third quarter of fiscal 2000, the Partnership began to implement its strategic and operating plans for the integration of Thermogas into the Partnership's existing operations. These integration actions resulted in the merging of retail locations and the related customer groups. Due to the extent of this integration, the Partnership is unable to quantify separately the effect of the Thermogas acquisition in the discussion of results of operations in the third quarter of fiscal 2000 and future quarters.


     During fiscal 2000, the wholesale cost of propane increased significantly compared to fiscal 1999. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, ranged from a per gallon monthly average low of $0.405 to a high of $0.597 in fiscal 2000. In fiscal 1999, the per gallon monthly average low and high price for the same supply point was $0.209 and

$0.373, respectively. Other major supply points in the United States experienced similar increases. This significant cost increase together with the Thermogas acquisition were the major factors causing the increase in the Partnership's revenues, accounts receivable, inventory, accounts payable and cost of goods sold in each quarter of fiscal 2000 as compared to fiscal 1999.


     The following presents the Partnership's selected quarterly financial data for the two years ended July 31, 2000.



Fiscal year ended July 31, 2000
(in thousands, except per unit data)
                                          First Quarter       Second Quarter        Third Quarter         Fourth Quarter
                                         ----------------     ----------------      ---------------      -----------------

Revenues                                        $162,739             $340,995             $300,240             $148,225
Gross profit                                      77,414              162,967              123,966               63,697
Net earnings (loss)                             (14,222)               52,186                5,378             (42,482)
Net earnings (loss) per
limited partner unit - basic
and diluted                                      $(0.45)                $1.58                $0.03              $(1.49)


Fiscal year ended July 31, 1999
(in thousands, except per unit data)
                                          First Quarter             Second           Third Quarter        Fourth Quarter
                                                                    Quarter
                                         -----------------       --------------     -----------------     ----------------

Revenues                                         $130,339             $230,077              $169,892              $93,841
Gross profit                                       71,627              128,749                99,721               50,664
Earnings (loss) before
   extraordinary loss                            (11,221)               39,915                13,629             (27,540)
Earnings (loss) before
   extraordinary loss per
   limited partners unit - basic
   and diluted                                     (0.35)                 1.26                  0.43               (0.87)
Net earnings (loss)                             $(24,007)              $39,915               $13,629            $(27,540)

The net earnings (loss) for the first quarter of fiscal year ended July 31, 1999, reflects a $12,786 extraordinary loss on early retirement of debt, net of minority interest of $130.



Results of Operations

Fiscal Year Ended July 31, 2000 versus Fiscal Year Ended July 31, 1999

     Total Revenues. Total gas liquids and related product sales increased 50.1% to $867,779,000 in fiscal 2000 as compared to $578,025,000 for fiscal 1999, primarily due to the addition of Thermogas sales and increased sales price per gallon. The fiscal 2000 winter was reported as the warmest winter in recorded history. For the year, temperatures were 14% warmer than normal and 6% warmer than last year as reported by the American Gas Association.


     Sales price per gallon increased due to the effect of the significant increase in the wholesale cost of propane as compared to fiscal 1999. Retail volumes increased 24.4% to 846,664,000 gallons in fiscal 2000 as compared to 680,477,000 gallons for fiscal 1999, primarily due to the acquisition of

Thermogas and partially offset by the effect of warmer weather. Other revenues increased by $38,296,000 primarily due to favorable results from risk management operations and increased other retail sales. Other retail sales, which includes, among others, tank rental, service labor, appliance and material sales, increased primarily due to the acquisition effect of Thermogas.

     Gross Profit. Gross profit increased 22.0% to $428,044,000 in fiscal 2000 as compared to $350,761,000 during fiscal 1999, primarily due to gross profit generated from the acquired Thermogas operations and, to a lesser extent, increased  favorable  results  from the risk  management  operations,  partially offset by lower retail margins. Fiscal 1999's retail margins benefited significantly from a low wholesale cost environment. That cost environment was not repeated during fiscal 2000. In addition, while the wholesale cost of propane rapidly increased during the year, the retail sales price lagged the cost increase which caused retail margins to decrease.


     Operating Expenses. Operating expenses increased 24.4% to $255,838,000 in fiscal 2000 as compared to $205,720,000 for fiscal 1999 primarily due to personnel, plant and office, vehicle and other operating expenses incurred due to the acquired Thermogas operations.

     Depreciation and Amortization. Depreciation and amortization expense increased 30.4% in fiscal 2000 to $61,633,000 as compared to $47,257,000 for fiscal 1999 primarily due to the addition of intangibles and property, plant and equipment from the Thermogas acquisition.

     Equipment Lease Expense. Vehicle, tank and computer lease expense increased by $12,542,000 in fiscal 2000 due primarily to the addition of operating tank leases, and to a lesser extent to increased operating leases related to new vehicles  and  computers  acquired  for  retail  locations.  See  Note  H to the
Consolidated Financial Statements included elsewhere in this report for additional information regarding the operating tank leases.

     Interest Expense. Interest expense increased 25.0% to $58,298,000 in fiscal 2000 as compared to $46,621,000 in fiscal 1999. This increase is primarily the result of increased borrowings related to the Thermogas acquisition and, to a lesser extent, an increase in the overall average interest rate paid by the Partnership. As a result of the Thermogas acquisition, Ferrellgas, L.P. assumed $183,000,000 in debt and also refinanced a portion of its existing revolving credit facility balances. On February 28, 2000, Ferrellgas, L.P. issued $184,000,000 of fixed rate senior notes which have maturities ranging from 2006 to 2009 and an average interest rate of 8.8% in order to repay the $183,000,000 in assumed debt. The additional $1,000,000 in borrowings was used to fund debt issuance costs.

   Fiscal Year Ended July 31, 1999 versus Fiscal Year Ended July 31, 1998

     Total Revenues. Total gas liquids and related product sales decreased 7.1% to $578,025,000 in fiscal 1999 as compared to $622,423,000 in fiscal 1998, primarily due to a decrease in sales price per gallon as a result of the lower wholesale cost of propane experienced in fiscal 1999, the effects of warmer weather and a decrease in revenues from wholesale propane marketing, partially offset by the effect of acquisitions of propane businesses. The winter of fiscal 1999 was reported as the third warmest winter in recorded history. For the year, temperatures were 9% warmer than normal and 1% warmer than the same period in 1998 as reported by the American Gas Association.

     A generally lower wholesale product cost environment experienced during fiscal 1999 caused a significant decrease in the sales price per gallon as compared to fiscal 1998. Retail volumes increased by 3.1% or 20,545,000 gallons, primarily due to acquisitions.

     Gross Profit. Gross profit increased 8.0% to $350,761,000 in fiscal 1999 as compared to $324,753,000 in fiscal 1998. Retail operations results increased primarily due to increased retail margins and an increase in volumes attributed to acquisitions, partially offset by decreased volumes attributed to warmer weather.

     Operating Expenses. Operating expenses increased 3.4% to $205,720,000 in fiscal 1999 as compared to $199,010,000 in fiscal 1998. Fiscal 1999's operating expenses increased due to acquisition-related increases in personnel costs, plant and office expenses, vehicle and other expenses and also due to performance and merit compensation increases.

     Equipment Lease Expense. Vehicle and tank lease expense increased by $2,849,000 in fiscal 1999 due to the utilization of operating lease financing to fund fleet upgrades and replacements.

     Interest Expense. Interest expense decreased 5.1% in fiscal 1999 as compared to the fiscal 1998. This decrease was primarily the result of a decrease in the overall average interest rate paid by the Partnership on its borrowings as a result of the refinancing of fixed rate debt and existing revolving credit facility balances, partially offset by the effect of increased borrowings for acquisition and growth capital expenditures (see Liquidity and Capital Resources-Financing Activities following).

     Extraordinary item. During fiscal year 1999, the Partnership recognized an extraordinary loss of $12,786,000 net of a minority interest of $130,000. The gross extraordinary loss included a payment of a 5% premium and a write-off of unamortized financing costs of $2,916,000, resulting primarily from the early extinguishment of $200,000,000 of its fixed rate senior notes.


Liquidity and Capital Resources


     The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Due to the seasonality of the Partnership's retail propane business, a significant portion of the Partnership's cash flow from operations is typically generated during the winter heating season and the Partnership's corresponding second and third fiscal quarters. During the non-peak season and the Partnership's first and fourth fiscal quarters, it is not unusual for the Partnership to generate negative cash flow from operations due to lower retail sales and fixed expenses impact during the non-peak season. As experienced in previous fiscal years, the next fiscal quarter ending October 31, 2000, is expected to generate negative cash flows from operations, and is typically the time period when the Partnership utilizes other sources of funds to meet its obligations. Subject to meeting certain financial tests discussed below, Ferrellgas, Inc. believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $160,000,000 senior secured notes issued in April 1996 and to distribute to Ferrellgas Partners sufficient funds to distribute the minimum quarterly distribution on all common units for the fiscal quarter ending October 31, 2000.

     The Partnership's credit facilities, public debt, private debt, accounts receivable securitization facility and operating tank leases contain several financial tests and covenants which restrict the Partnership's ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on the Partnership's debt to cash flow ratio and cash flow to interest expense ratio. Ferrellgas, Inc. believes that the most restrictive of these tests currently are debt incurrence limitations within the credit facility, tank leases and accounts receivable securitization facility and limitations on the payment of distributions within the Ferrellgas Partners senior secured notes. The credit facility, tank leases and accounts receivable securitization facility limit Ferrellgas, L.P.'s ability to incur debt if Ferrellgas, L.P. exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. The Ferrellgas Partners senior secured notes restrict payments if a minimum ratio of cash flow to interest expense is not met. This restriction places limitations on the Partnership's ability to make certain restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon the Partnership's most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period.

     The Partnership's financial performance during the 2000, 1999 and 1998 fiscal years has been adversely impacted by average temperatures that were reported by the National Oceanic Atmospheric Administration as the warmest in recorded history. In addition, during fiscal 2000, the Partnership has experienced high product costs which has negatively impacted retail margins. Despite these challenges, the Partnership has continued to meet all of its financial tests and covenants. These include the debt incurrence tests within the credit facility, tank leases and accounts receivable securitization facility and the Ferrellgas Partners senior secured notes restricted payment test, as well as other financial tests and covenants in the Ferrellgas Partners senior secured notes, the $350 million senior notes, the $184 million senior notes, the credit facility, the tank leases and the accounts receivable securitization facility.

     Based upon current estimates of the Partnership's cash flow, Ferrellgas, Inc. believes that the Partnership will be able to meet all of the required financial tests and covenants for the fiscal quarter ending October 31, 2000. However, due to the lower than expected operating results experienced during fiscal 2000, if the Partnership were to encounter additional unexpected downturns in business operations, such as significantly warmer than normal weather or a volatile cost environment, the Partnership may not meet certain financial tests during immediate future quarters. These factors could temporarily restrict the ability of Ferrellgas, L.P. to incur debt or Ferrellgas Partner's ability to make cash distributions to its common unitholders. Depending on the circumstances, the Partnership could consider alternatives to permit the incurrence of debt at Ferrellgas, L.P. or the continued payment by Ferrellgas Partners of the quarterly cash distribution to its common unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

     Future maintenance and working capital needs of the Partnership are expected to be provided by cash generated from future operations, existing cash balances, the credit facility and the accounts receivable securitization facility. To fund expansive capital projects and future acquisitions, Ferrellgas, L.P. may borrow on the existing credit facility, Ferrellgas Partners or Ferrellgas, L.P. may issue additional debt to the extent permitted under existing debt agreements or Ferrellgas Partners may issue additional equity securities, including, among others, common units.

     Toward this purpose, on February 5, 1999, Ferrellgas Partners filed a shelf registration statement with the Securities and Exchange Commission for the periodic sale of up to $300,000,000 in debt and/or equity securities. The registered securities would be available for sale by the Partnership in the future to fund acquisitions, reductions in indebtedness or for general corporate purposes.

     Ferrellgas Partners also maintains an additional shelf registration statement with the Securities and Exchange Commission for 2,010,484 common units. These common units may be issued by Ferrellgas Partners in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions.


     On August 1, 1999, the subordination period ended and all subordinated units converted to common units. This conversion is more fully described in Note F of the Consolidated Financial Statements provided herein.


     Operating Activities. Cash provided by operating activities was $53,352,000 for the twelve months ended July 31, 2000, compared to $92,494,000 for fiscal 1999. This decrease in cash provided from operations is primarily due to the higher working capital requirements resulting from the increased costs of propane during fiscal 2000.


     Investing Activities. During the twelve months ended July 31, 2000, before the effect of the Thermogas acquisition, the Partnership made total acquisition capital expenditures of $7,183,000. This amount was funded by $6,338,000 of cash payments, $601,000 of noncompete notes, $46,000 of common units issued and $198,000 of other costs and consideration.

     On December 17, 1999, the Partnership purchased Thermogas from a subsidiary of The Williams Companies. At closing the Partnership entered into the following noncash transactions:

o  issued $175,000,000 in senior common units to the seller,
o assumed a $183,000,000 bridge loan, which was refinanced from the proceeds of the $184,000,000 senior notes issued on February 28, 2000, and
o  assumed a $135,000,000 operating tank lease.


     As a result of the transaction, the Partnership acquired $61,842,000 of cash which remained on the Thermogas balance sheet. Since the closing of the acquisition, the Partnership has paid $15,893,000 in additional costs and fees related to the transaction between December 17, 1999 and July 31, 2000. The Partnership reimbursed The Williams Companies $5,652,500 as final settlement of its working capital reimbursement obligation.

     The Partnership has accrued $7,033,000 in exit costs, which it expects to incur within twelve months from the acquisition date as it implements the integration of the Thermogas operations. This accrual included $5,870,000 of termination benefits and $1,163,000 of costs to exit Thermogas activities. Exit costs are generally those costs incurred to terminate employees pursuant to an acquisition and to exit an activity of an acquired company. As of July 31, 2000, the Partnership has paid $1,306,000 for termination benefits and $890,000 for exit costs. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 2001, the Partnership does not expect a significant increase in growth and maintenance capital expenditures resulting from the Thermogas acquisition as compared to fiscal 2000 levels.


     During the twelve months ended July 31, 2000, the Partnership made growth and maintenance capital expenditures of $20,755,000 consisting primarily of the following:


o  additions  to  Partnership-owned  customer  storage  tanks and  cylinders,
o  relocating  and  upgrading  district  plant  facilities,
o  upgrading  computer equipment and software, and
o  vehicle lease buyouts.

     The Partnership's capital requirements for repair and maintenance of property, plant and equipment are relatively low due to limited technological change and long useful lives of propane tanks and cylinders.

     The Partnership leases light and medium duty trucks, tractors and trailers. The Partnership believes vehicle leasing is a cost-effective method for meeting its transportation equipment needs. The Partnership plans to purchase vehicles at the end of their lease term totaling $1,364,000 in 2001, $203,000 in 2002 and $143,000 in 2003. The Partnership intends to renew other vehicle leases that would have had buyouts of $452,000 in 2001, $7,057,000 in 2002, $162,569,000 in
2003, $4,981,000 in 2004 and $4,086,000 in 2005.  Historically,  the Partnership
has been successful in renewing vehicle leases subject to buyouts. However, there is no assurance that it will be successful in the future.

     The Partnership continues to seek to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests.

     Financing Activities. On August 4, 1998, Ferrellgas, L.P. issued the privately placed unsecured $350 million senior notes and entered into a credit facility with its existing banks. The senior notes include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%. The proceeds of the senior notes were used to redeem $200,000,000 of Ferrellgas, L.P. fixed rate senior notes issued in July 1994, including a 5% call premium, and to repay outstanding indebtedness under the former Ferrellgas, L.P. revolving credit facility. On December 17, 1999, Ferrellgas, L.P. terminated its additional credit facility agreement that it had entered into on April 30, 1999. This facility had provided for an unsecured facility for acquisitions, capital expenditures, and general corporate purposes. The outstanding additional credit facility before its termination on December 17, 1999 was $35,000,000.

     On December 6, 1999, Ferrellgas, L.P. entered into a $25,000,000 operating tank lease involving the sale-leaseback of a portion of its customer tanks with Banc of America Leasing & Capital, LLC. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of Ferrellgas, L.P., if such extension is approved by the lessor. On December 17, 1999, immediately prior to the closing of the Thermogas acquisition, Thermogas entered into a $135,000,000 operating tank lease involving a portion of its customer tanks, with Banc of America Leasing & Capital, LLC. In connection with the acquisition of Thermogas, Ferrellgas, L.P. assumed all obligations under the $135,000,000 operating tank lease, which have terms and conditions similar to the December 6, 1999, $25,000,000 operating tank lease discussed above. The Partnership intends to renew both leases for the two additional one-year periods, subject to lessor approval. Following the renewal periods, the Partnership intends to refinance these leases, however, there can be no assurance that the Partnership will be successful in obtaining this refinancing or lessor approval for the renewals.


     On February 28, 2000, Ferrellgas, L.P. issued $184 million of privately placed unsecured senior notes. The proceeds of the $184 million senior notes, which include three series with maturities ranging from year 2006 through 2009 and an average fixed interest rate of 8.8%, were used to retire $183,000,000 of Ferrellgas, L.P. bridge loan financing assumed in connection with the Thermogas acquisition.

     On April 18, 2000, Ferrellgas, L.P. completed the syndication of both the $25,000,000 and $135,000,000 operating tank lease to a group of banks and other financial institutions.

     On April 18, 2000, Ferrellgas, L.P. entered into an amended and restated credit facility. This $157,000,000 credit facility, which expires on June 30, 2003, replaces the previous $145,000,000 credit facility.

     Ferrellgas, L.P.'s credit facility consists of a $117,000,000 unsecured working capital, general corporate and acquisition facility, including a letter of credit facility, and a $40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the credit facility bear interest, at the borrower's option, at a rate equal to either London Interbank Offered Rate plus an applicable margin varying from 1.25 percent to
2.25 percent or the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent. The bank's base rate at July 31, 2000 and 1999 was 9.5% and 8.0%, respectively. To offset the variable rate characteristic of the credit facility, Ferrellgas, L.P. entered into a interest rate collar agreement, expiring January 2001, with a major bank limiting the floating rate portion of London Interbank Offered Rate -based loan interest rates on a notional amount of $25,000,000 to between 5.05% and 6.5%. During the year ended July 31, 2000, the Partnership repaid $48,800,000 to its credit facility as it related to the funding of working capital, business acquisitions and capital expenditure needs.

     Effective April 27, 2000, Ferrellgas Partners entered into an interest rate swap agreement with Bank of America, related to the semi-annual interest payment due on the $160,000,000 fixed rate senior secured notes due 2006. The swap agreement, which expires June 15, 2006, requires Bank of America to pay the stated fixed interest rate (annual rate 9.375%) pursuant to the $160,000,000 senior secured notes, equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership is required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the 3 month London Interbank Offered Rate interest rate plus 1.655% applied to the same notional amount of $160,000,000.

     Effective June 2, 2000, Ferrellgas, L.P. entered into an interest rate cap agreement with Bank of America, related to variable quarterly rent payments due pursuant to two operating tank lease agreements. The variable quarterly rent payments are determined based upon a floating London Interbank Offered Rate based interest rate. The cap agreement, which expires June 30, 2003, requires Bank of America to pay Ferrellgas, L.P., at the end of each March, June,

September and December, the excess, if any, of the applicable 3 month floating London Interbank Offered Rate interest rate over a cap of 9.3%, applied to the unamortized amount outstanding each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of July 31, 2000 was $159,200,000.


     On September 26, 2000, Ferrellgas, L.P. received $20,000,000 in cash in exchange for the sale and contribution of a $25,000,000 interest in a pool of its trade accounts receivable to its recently created wholly-owned, special purpose subsidiary, Ferrellgas Receivables. Ferrellgas Receivables then sold the interest to a commercial paper conduit of Banc One, NA according to the terms of a 364-day agreement. The level of funding available from this agreement is limited to $60,000,000. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction will be reflected on the Partnership's financial statements as a sale of accounts receivable and contribution of capital in the first quarter of fiscal 2001. The proceeds of these sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. This loss on the September, 2000 transaction will be approximately $300,000 in the first quarter of fiscal 2001 and represents the difference between the fair market value and the book value of the receivables contributed and sold.

     At September 30, 2000, $60,000,000 of borrowings and $47,865,000 of letters of credit were outstanding under the Ferrellgas, L.P. credit facility. These borrowings currently carry interest rates ranging from 8.88% to 8.94%. At September 30, 2000, Ferrellgas, L.P. had $89,135,000 available for general corporate, acquisition and working capital purposes under the credit facility and the accounts receivable facility. Based on the pricing grid contained in the credit facility, the current borrowing rate for future borrowings under the credit facility is London Interbank Offered Rate plus 2.25%. The Partnership believes that during fiscal 2001 these facilities will be sufficient to meet its working capital needs. However, if the Partnership were to experience an unexpected significant increase in working capital requirements, it could cause the Partnership to exceed its immediately available resources. Events that could cause increases in working capital requirements include a significant increase in the cost of propane compared to current levels, a significant delay in the collections of accounts receivable or increased volatility in commodity prices related to risk management activities. The Partnership would consider alternatives to provide increased working capital. No assurances can be given, however, that such alternatives can or will be implemented.


     Although The Williams Companies has the right to convert any outstanding senior common units into common units at a premium on February 1, 2002 or upon the occurrence of a material event, the Partnership intends to redeem the senior common units at par value prior to the date of conversion. No assurances can be given that the Partnership will be successful in securing the financing to redeem the senior common units.

     On August 17, 2000, the Partnership declared an in-kind distribution of $1.00 per senior common unit payable by the issuance of additional senior common units and a cash distribution of $0.50 per common unit, that was paid on September 14, 2000. See Notes C and F in the Consolidated Financial Statements included elsewhere in this report for additional information regarding the in-kind distributions to the senior common unitholders.

     New Accounting Pronouncements. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138 is required to be adopted by the Partnership for the first quarter of fiscal 2001. SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The provisions of SFAS No. 133 will impact the Partnership's accounting for certain options hedging overall purchase price risk. Under the provisions of SFAS No. 133, changes in the fair value of certain positions qualifying as cash flow hedges will be recorded in accumulated other comprehensive income. Changes in the fair value of certain other positions not qualifying as hedges under SFAS No. 133 will be recorded in the statement of earnings. As a result of these changes in classification, the Partnership will recognize in its first quarter of fiscal 2001 gains totaling approximately $709,000 and $299,000 in accumulated other comprehensive income and the statement of earnings, respectively. In addition, beginning in the first quarter of fiscal 2001, the Partnership will record subsequent changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the statement of earnings.


     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. Management will implement this bulletin in the first quarter of fiscal 2001 and believes that it will have no material affect on the Partnership's financial position, results of operations or cash flows.



ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt and operating leases by interest rate collar and cap agreements. At July 31, 2000, the Partnership had $190,000,000 in variable rate debt and $25,000,000 notional amount of interest rate collar agreements outstanding, after considering the effect of the swap transaction. The variable rate debt increased in fiscal 2000 by $160,000,000 due to the swap transaction. At July 31, 2000, the Partnership had $159,200,000 outstanding in variable rate operating leases and $159,200,000 notional amount of interest rate collar agreements outstanding to mitigate the related variable rate exposure. Both the operating leases and interest rate collar agreements were entered into in fiscal 2000. Thus, assuming a 100 basis point increase in the variable interest rate to the Partnership during fiscal 2001, the interest rate risk related to the variable rate debt, the operating tank leases, the swap transaction and the associated interest rate collar and cap agreements would be an increase of $3,370,000.


     The Partnership's risk management activities utilize certain types of energy commodity forward contracts and swaps traded on the over-the-counter financial markets and futures traded on the New York Mercantile Exchange to anticipate market movements, manage and hedge its exposure to the volatility of floating commodity prices and to protect its inventory positions. The Partnership also utilizes certain over-the-counter energy commodity options to limit overall price risk and to hedge its exposure to inventory price movements.


     Market risks associated with energy commodities are monitored daily by senior management for compliance with the Partnership's risk management trading policy. This policy includes specific dollar exposure limits, limits on the term of various contracts and volume limits for various energy commodities. The Partnership also utilizes loss limits and daily review of open positions to manage exposures to changing market prices.

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures are guaranteed by the New York Mercantile Exchange and have nominal credit risk. The Partnership is exposed to credit risk associated with futures, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, the Partnership analyzes its financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of each limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. The Partnership attempts to balance favorable and unfavorable positions with counterparties in order to minimize the risk of collateral requirements for over-the-counter instruments.

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $4,448,000 as of July 31, 2000. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus, actual results may differ.


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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.
     None.


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.


Partnership Management

          Ferrellgas,   Inc.   manages  and  operates  the   activities  of  the
Partnership and anticipates that its activities will be limited to that management and operation. Unitholders do not directly or indirectly participate in the management or operation of the Partnership.


          Ferrellgas, Inc. has appointed persons who are neither officers nor employees of Ferrellgas, Inc. or any affiliate of Ferrellgas, Inc. to serve on its audit committee. At the request of Ferrellgas, Inc., the audit committee has the authority to review specific matters which Ferrellgas, Inc. believes may be a conflict of interest with the Partnership. The audit committee determines if the resolution of that conflict as proposed by Ferrellgas, Inc. is fair and reasonable to the Partnership. Ferrellgas, Inc. has sole discretion to determine which matters, if any, to submit to the audit committee. In addition, the audit committee has the authority and responsibility for selecting the Partnership's independent public accountants, reviewing the Partnership's annual audit and resolving accounting policy questions. Any matters approved by the audit committee are conclusively deemed to be fair and reasonable to the Partnership, approved by all unitholders of the Partnership and not a breach by Ferrellgas, Inc. of any duties it may owe the Partnership or its Unitholders.


     The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At September 30, 2000, 4,532 full-time and 882 temporary and part-time individuals were employed by Ferrellgas, Inc.

Directors and Executive Officers of the General Partner

     The following table sets forth certain information with respect to the directors and executive officers of Ferrellgas, Inc. as of October 5, 2000. Each of the persons named below is elected to their respective office or offices annually. On October 5, 2000, Danley K. Sheldon resigned as the Chief Executive Officer, President and Director of Ferrellgas, Inc. and affiliates.



                                    Director
Name                                            Age          Since       Position
James E. Ferrell                                61           1984        Chairman of the Board, Chief Executive
                                                                         Officer, President and a Director of
                                                                         Ferrellgas, Inc.

Patrick J. Chesterman                           50                       Executive Vice President and Chief
                                                                         Operating Officer

James M. Hake                                   40                       Senior Vice President, Corporate
                                                                         Development


Kevin T. Kelly                                  35                       Senior Vice President , Chief
                                                                         Financial Officer and Treasurer


Boyd H. McGathey                                41                       Senior Vice President, Corporate
                                                                         Administration and Chief Information
                                                                         Officer

A. Andrew Levison                               44           1994        Director of Ferrellgas, Inc.

Elizabeth T. Solberg                            61           1998        Director of Ferrellgas, Inc.

Michael F. Morrissey                           58            1999        Director of Ferrellgas, Inc.


     James E. Ferrell--Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Ferrellgas, Inc. He was named Chief Executive Officer and President of Ferrellgas, Inc. on October 5, 2000. He previously served as Ferrellgas, Inc.'s Chief Executive Officer until August 1998 and as President until October 1996.

          Patrick J. Chesterman--Mr. Chesterman was named Executive Vice President and Chief Operating Officer of Ferrellgas, Inc. in June 2000. He had been Executive Vice President and Chief Operating Officer, Ferrell North America since April 1998 after having served as Senior Vice President, Supply since September 1997. After joining Ferrellgas, Inc. in June, 1994, he had one-year assignments as Vice President-Retail Operations, Director of Field Support, and Director of Human Resources. Prior to joining Ferrellgas, Inc., Mr. Chesterman was Director of Fuels Policy and Operations for the U.S. Air Force.

          James M. Hake--Mr. Hake was named Senior Vice President, Corporate Development in June, 2000. He had been Senior Vice President or Vice President, Acquisitions of Ferrellgas, Inc. since October, 1994. He joined Ferrellgas, Inc. in 1986.

          Kevin T. Kelly--Mr. Kelly was named Senior Vice President in October 2000, Chief Financial Officer in May 1998 and Treasurer in August 1998. After joining Ferrellgas, Inc. in June 1996, he served as Director of Finance and Corporate Controller until May 1998. Prior to joining Ferrellgas, Inc., Mr. Kelly was Manager of Project Acquisitions with UtiliCorp United, Inc.

     Boyd H. McGathey--Mr. McGathey was named Senior Vice President, Corporate Administration and Chief Information Officer in June 2000, after having served as Vice President, Chief Operating Officer-Eastern U.S. since August 1998. He served as Regional Vice President since February 1997. After joining Ferrellgas, Inc. in 1989, he held District Manager and Area Manager positions.

     A. Andrew Levison--Mr. Levison was elected a Director of Ferrellgas, Inc. in September 1994. He is also a member of the Audit Committee. Mr. Levison retired in 2000 after having been a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation since 1989.

     Elizabeth T. Solberg--Ms. Solberg was elected a Director of Ferrellgas, Inc. in July 1998. She is also a member of the Audit Committee. Ms. Solberg is Regional President and Senior Partner of Fleishman-Hillard, Inc. and has been with the firm since 1976. She has been a member of the Board of Directors of Kansas City Life Insurance Company since 1997.

     Michael F. Morrissey--Mr. Morrissey was elected a Director of Ferrellgas, Inc. in November 1999. He is also Chairman of the Audit Committee. Mr. Morrissey retired as the Managing Partner of Ernst & Young's Kansas City office in the fall of 1999. He had been with that firm, or its predecessor, since 1975.

Compensation of the General Partner

Ferrellgas,   Inc.  receives  no  management  fee  or  similar  compensation  in connection with its management of the Partnership and receives no remuneration other than:


o distributions on its combined 2% general partner interest in the Partnership, and,

o reimbursement for all direct and indirect costs and expenses incurred on behalf of the Partnership, all selling, general and administrative expenses incurred by Ferrellgas, Inc. for or on behalf of the Partnership and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The selling, general and administrative expenses reimbursed include specific employee benefits and incentive plans for the benefit of the executive officers and employees of Ferrellgas, Inc.

Compliance With Section 16(a) of the Securities and Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires Ferrellgas, Inc.'s officers and directors, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Commission. Officers, directors and greater than 10% unitholders are required by the Commission's regulation to furnish Ferrellgas, Inc. with copies of all Section 16(a) forms.

     Based solely on its review of the copies of such forms received by Ferrellgas, Inc., or written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required for those persons, Ferrellgas, Inc. believes that during fiscal year 2000 all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner.

ITEM 11.      Executive Compensation.


   Summary Compensation Table


     The following table sets forth the compensation for the past three years of Ferrellgas, Inc.'s Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer, who were serving as executive officers at the end of the 2000 fiscal year.




                                                                    Long-Term Compensation
                                                                    -------------------------------
                                           Annual Compensation          Awards         Pay-outs
                                         -------------------------  --------------- ---------------
                                                                                      Long-Term
                                                                        Stock         Incentive           All Other
            Name and                       Salary      Bonus (1)      Options(2)       Payouts           Compensation
       Principal Position         Year       ($)          ($)            (#)             ($)                 ($)
                                  ------ ------------ ------------  --------------- ---------------    -----------------
Danley K. Sheldon (3)              2000      381,261      ---            ---             ---                     13,880 (4)
   President and Chief             1999      344,802      123,420      937,500           ---                     12,883
     Executive Officer             1998      225,000       50,000        ---             ---                     20,104

Patrick J. Chesterman              2000      212,646      202,125       50,000           ---                     13,701 (4)
   Executive Vice President,       1999      198,338      110,000      200,000           ---                     31,197
    And Chief Operating Officer    1998      161,500       25,000        ---             ---                     15,530

James M. Hake                      2000      182,226       75,000       25,000           ---                      9,594 (4)
   Senior Vice President,          1999      181,667       55,830      200,000           ---                      8,140
    Corporate Development          1998      120,000       85,000        ---             ---                     15,887

Kevin T. Kelly                     2000      160,319       75,000       75,000           ---                      8,184 (4)
  Senior Vice President,           1999      142,808       25,000      150,000           ---                      5,001
  Chief Financial Officer          1998       99,014       50,000        ---             ---                      9,376

Boyd H. McGathey                   2000      153,659       75,000       25,000           ---                      7,053 (4)
  Senior Vice President, Corp      1999      140,003       24,348      200,000           ---                     37,038
    Administration and
    Chief Information Officer



(1) Mr. Sheldon received a bonus in fiscal 1998 and 1999 pursuant to his employment agreement. All other named executives participate in the Ferrellgas Annual Incentive Plan. Awards under both plans are for the year reported, regardless of the year paid.

(2) The awards are to grants of stock options from the Incentive Compensation Plan, a non-qualified stock option plan of Ferrell Companies.

(3) On October 5, 2000, Danley K. Sheldon resigned as the Chief Executive Officer, President and Director of Ferrellgas, Inc. and affiliates.


(4) Includes for Mr. Sheldon contributions of $12,674 to the employee's 401(k) and profit sharing plans and compensation of $1,206 resulting from the payment of life insurance premiums. Includes for Mr. Chesterman contributions of $13,033 to the employee's 401(k) and profit sharing plans and compensation of $668 resulting from the payment of life insurance premiums. Includes for Mr. Hake contributions of $9,077 to the employee's 401(k) and profit sharing plans and compensation of $517 resulting from the payment of life insurance premiums. Includes for Mr. Kelly contributions of $8,184 to the employee's 401(k) and profit sharing plans. Includes for Mr. McGathey contributions of $6,513 to the employee's 401(k) and profit sharing plans and compensation of $540 resulting from the payment of life insurance premiums.



     Unit Options

     On October 14, 1994, Ferrellgas, Inc. adopted the Ferrellgas, Inc. Unit Option Plan pursuant to which key employees are granted options to purchase Ferrellgas Partner's subordinated units. The purpose of the Unit Option Plan is to encourage certain employees of Ferrellgas, Inc. to develop a proprietary interest in the growth and performance of the Partnership, to generate an increased incentive to contribute to the Partnership's future success and prosperity, thus enhancing the value of the Partnership for the benefit of its Unitholders, and to enhance the ability of Ferrellgas, Inc. to attract and retain key individuals who are essential to progress, growth and profitability of the Partnership.

     Ferrellgas, Inc. has granted options to purchase units, 720,525 of which are outstanding at July 31, 2000, at prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the units at the time of the grant. The options vest immediately or over a one to five year period, and expire on the tenth anniversary of the date of the grant. As of July 31, 2000, 720,525 options were outstanding. On July 31, 2000, 546,875 of the unit options were exercisable. Effective August 1, 1999, with the conversion of the subordinated units, the units covered by the options are common units.


     There were no grants of unit options during the 2000 fiscal year.

     The following table lists information on the CEO and named executive officers' exercised/unexercised unit options as of October 16, 2000.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                       Number of
                                                                 Securities Underlying       Value of Unexercised
                                                                  Unexercised Options      In-The-Money Options at
                                                                 At Fiscal Year-End (#)      Fiscal Year-End ($)
                                                                ------------------------- ---------------------------
                                  Shares
                                Acquired on       Value             Exercisable/                Exercisable/
Name                           Exercise (#)   Realized ($)          Unexercisable              Unexercisable
------------------------------ -------------- --------------    ---------------------- --- -----------------------
Danley K. Sheldon (1)                0              0                88,000/12,000                      0/0
Patrick J. Chesterman                0              0                19,200/10,800                      0/0
James M. Hake                        0              0                 45,000/6,000                      0/0
Kevin T. Kelly                       0              0                  6,000/4,000                      0/0
Boyd H. McGathey                     0              0                      7,500/0                      0/0

(1)  On October 5, 2000,  Danley K. Sheldon  resigned as the Chief  Executive  Officer,  President  and Director of
     Ferrellgas, Inc. and affiliates.

   Employee Stock Ownership Plan

         On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell. The purpose of the Employee Stock Ownership Plan is to provide employees of Ferrellgas, Inc. an opportunity for ownership in Ferrell Companies and indirectly in the Partnership. Ferrell Companies makes contributions to the Employee Stock Ownership Plan which allows a portion of the shares of Ferrell Companies owned by the Employee Stock Ownership Plan to be allocated to employees' accounts over time.

   Incentive Compensation Plan

         On July 17, 1998, a nonqualified stock option plan was established by Ferrell Companies to allow upper-middle and senior level managers of Ferrellgas, Inc. to participate in the equity growth of Ferrell Companies, and indirectly in the equity growth of the Partnership. The shares underlying the stock options are common shares of Ferrell Companies. The following table lists information on the named executive officers' stock options granted in the fiscal year ended July 31, 2000.


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                 Individual Grant
                              ---------------------------------------------------------------------------------------
                               Number of
                               Securities   % of Total Options
                               Underlying       Granted to       Exercise
                                Options        Employees in      Price       Expiration             Grant date
Name                            Granted         Fiscal Year      ($/Share)      Date             Present value $
--------------------------    ------------- -------------------- ----------- ------------     -----------------------
Patrick J. Chesterman            50,000             8.5             4.12       01-31-18               90,284
James M. Hake                    25,000             4.3             4.12       01-31-18               45,142
Kevin T. Kelly                   75,000             4.3           4.12-4.75    01-31-18              138,811
Boyd H. McGathey                 25,000            12.8           4.12-4.75    01-31-18               47,678


     The Ferrell Companies stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control, death, disability or retirement of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies debt, but in no event later than 20 years from the date of issuance.


     The grant date present value is based on a binomial option valuation model. The key input variables used in valuing the options were the following: risk-free interest rate of 6.4%; dividend amount of $0; Ferrell Companies stock price volatility of 10.1%; options exercised 25% in 2006, 25% in 2007 and 10% in years 2009 through 2013, because this is most likely assuming the Ferrell Companies debt is retired as scheduled. Only two stock values were used in the computation of volatility as Ferrell Companies common stock is not publicly traded and has only had two valuations since the grant date. No adjustments for non-transferability or risk of forfeiture were made. The actual value, if any, a grantee may realize will depend on the excess of the Ferrell Companies stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the binomial option valuation model.


     The following table lists information on the CEO and named executive officers' exercised/unexercised nonqualified stock options as of October 16, 2000.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                       Number of
                                                                 Securities Underlying       Value of Unexercised
                                                                  Unexercised Options      In-The-Money Options at
                                                                 At Fiscal Year-End (#)      Fiscal Year-End ($)
                                                                ------------------------- ---------------------------
                                  Shares
                                Acquired on       Value             Exercisable/                Exercisable/
Name                           Exercise (#)   Realized ($)          Unexercisable              Unexercisable
------------------------------ -------------- --------------    ---------------------- --- -----------------------
Danley K. Sheldon (1)                0              0                    0/937,500                 0/18,750
Patrick J. Chesterman                0              0                    0/250,000                  0/4,000
James M. Hake                        0              0                    0/225,000                  0/4,000
Kevin T. Kelly                       0              0                    0/225,000                  0/3,000
Boyd H. McGathey                     0              0                    0/225,000                  0/4,000




(1)  On October 5, 2000,  Danley K. Sheldon  resigned as the Chief  Executive  Officer,  President  and Director of
     Ferrellgas, Inc. and affiliates.


   Profit Sharing Plan


     The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan. All full-time employees of Ferrell
Companies or any of its direct or indirect wholly-owned subsidiaries with at least one year of service are eligible to participate in the profit sharing plan. The Board of Directors of Ferrell Companies determines the amount of the annual contribution to the profit sharing plan, which is purely discretionary. This decision is based on the operating results of Ferrell Companies for the previous fiscal year and anticipated future cash needs of Ferrellgas, Inc. and Ferrell Companies. The contributions are allocated to the profit sharing plan participants based on each participant's wages or salary as compared to the total of all participants' wages and salaries.

     Historically, the annual contribution to the profit sharing plan has been 1% to 7% of each participant's annual wage or salary. With the establishment of the employee stock ownership plan in July 1998, the Partnership suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The profit sharing plan also has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the profit sharing plan. The profit sharing plan also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan.


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

   Employment Agreements

     On July 17, 1998, Mr. James E. Ferrell, as Chairman of the Board of Ferrellgas, Inc., entered into a five year employment agreement with automatic one year renewals. He receives a monthly salary of not less than $10,000 and a bonus based on the annual increase in the equity value of Ferrell. In addition to his compensation, Mr. Ferrell participates in the Partnership's various employee benefit plans, with the exception of the employee stock ownership plan and the nonqualified stock option plan of Ferrell.

     Pursuant to the terms of Mr. Ferrell's employment agreement, in the event of a termination without cause, resignation for cause or a change of control of Ferrell Companies or Ferrellgas, Inc., Mr. Ferrell is entitled to a cash amount equal to three times the greater of 125% of his current base salary or the average compensation paid for the prior three fiscal years.

     Mr. Ferrell's agreement contains a non-compete provision for the period of time equal to the greater of five years or the time in which certain outstanding debt of Ferrell Companies is paid in full. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to the business of the Partnership.

During the first quarter of fiscal 2001, Patrick J. Chesterman, James M. Hake, Boyd H. McGathey and Kevin T. Kelly each entered into three year employment agreements. In addition to receiving an annual salary, each are entitled to a bonus based on the earnings of the Partnership and individual performance.

     Pursuant to the terms of each employment agreement, in the event of a termination without cause or resignation for cause, each are entitled to a cash amount equal to two times their current base salary. If a change of control of Ferrell Companies or Ferrellgas, Inc. occurs, each will receive a cash termination benefit equal to two and a half times the greater of 125% of his current base salary or the average three year compensation paid. Messrs. Chesterman, Hake, McGathey and Kelly will receive an annual salary of not less than $285,000, $192,000, $180,000 and $180,000, respectively.

     Messrs. Chesterman, Hake, McGathey and Kelly's agreements contain non-compete provisions for a period of two years following their termination of employment. The non-compete provisions provide that they shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to the business of the Partnership.

On October 5, 2000, Danley K. Sheldon resigned as the Chief Executive Officer, President and Director of Ferrellgas, Inc. and affiliates. In accordance with his employment agreement, Mr. Sheldon will receive 60 days pay after the date of his resignation.

Compensation of Directors

     Ferrellgas, Inc. does not pay any additional remuneration to its employees for serving as directors, except for the monthly salary of not less than $10,000 paid to Mr. Ferrell pursuant to his employment agreement as discussed above in "Employment Agreements". Beginning in fiscal 1999, directors who are not employees of Ferrellgas, Inc. receive an annual retainer of $16,000. They also currently receive a fee per meeting of $1,000 if they attend in person and $500 if they participate by telephone, plus reimbursement for out-of-pocket expenses.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of October 5, 2000, regarding the beneficial ownership of the common units of Ferrellgas Partners by beneficial owners that are directors and named executive officers of Ferrellgas, Inc., and all directors and executive officers of Ferrellgas, Inc. as a group. All subordinated units converted to common units effective August 1, 1999. Ferrellgas, Inc. knows of no other person beneficially owning more than 5% of the common units. The senior common units currently are not voting securities of the Partnership and therefore are not presented in the table below.

Ferrellgas Partners, L.P.
                                                                  Units
                          Name and Address of Beneficial      Beneficially         Percentage of
Title of Class            Owner                                   Owned                Class
------------------------  ---------------------------------------------------     ----------------
Common Units              Employee Stock Ownership
                             Trust                                17,817,600                 56.9
                          James E. Ferrell                            10,000                    *
                          Patrick J. Chesterman                       19,400                    *
                          James M. Hake                               45,400                    *
                          Kevin T. Kelly                               6,265                    *
                          Boyd H. McGathey                             7,700                    *
                          Elizabeth T. Solberg                         8,200                    *
                          A. Andrew Levison                           35,300                    *
                          Michael F. Morrissey                           775                    *

                          All Directors and Officers as a
                          Group                                      133,040                    *
*    Less than one percent

     Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Securities Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within 60 days. See the Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values table above for the number of common units that could be acquired by named executive officers through exercising common unit options.

     The address for LaSalle National Bank, the trustee for the Ferrell Companies, Inc. Employee Stock Ownership Trust is 125 S. LaSalle Street, 17th Floor, Chicago, Illinois, 60603. The common units owned by the Employee Stock Ownership Trust includes 17,803,883 Common Units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust and 13,717 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of Ferrellgas, Inc.



ITEM 13.      Certain Relationships and Related Transactions.

     Set forth below is a discussion of certain relationships and related transactions among affiliates of the Partnership.

     The Partnership has no employees and is managed and controlled by Ferrellgas, Inc. Pursuant to the partnership agreement, Ferrellgas, Inc. is entitled to reimbursement for all direct and indirect expenses incurred or payments made on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by Ferrellgas, Inc. in connection with operating the Partnership's business. These costs, which totaled $179,033,000 for the year ended July 31, 2000, include compensation and benefits paid to officers and employees of Ferrellgas, Inc. and general and administrative costs. In addition, the conveyance of the net assets of Ferrellgas, Inc. to the Partnership upon the formation of the Partnership included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of Ferrellgas, Inc.


     During   fiscal  2000   two   affiliates  of  the   Partnership,   Ferrell
International Limited. and Ferrell Resources, LLC, which are owned by the chairman of the board, James E. Ferrell, paid the Partnership a total of $313,000 for accounting and administration services. In connection with its risk management activities, the Partnership entered into, with Ferrell International Limited as a counterparty, certain forward, futures and swaps contracts for trading purposes and certain option contracts for purposes other than trading. During fiscal 2000, the Partnership recognized net purchases of $8,508,000, recorded in other revenue related to these transactions. Amounts due from Ferrell International Limited at July 31, 2000 were $1,826,000. Amounts due to Ferrell International Limited at July 31, 2000 were $1,484,000. The Partnership also leased propane tanks from Ferrell Propane, Inc., a subsidiary of
Ferrellgas, Inc. The Partnership recognized $515,000 of lease expense during fiscal year 2000. The Partnership believes these transactions were under terms that were no less favorable to the Partnership than those arranged with third parties.


     During fiscal 2000, The Williams Companies became a related party to the Partnership due to the Partnership's issuance of senior common units. See further discussion of senior common units and the Thermogas acquisition in Notes F and L of the Consolidated Financial Statements provided herein. The Partnership recognized wholesale sales of $2,091,000 to The Williams Companies and purchases of $13,175,000 from The Williams Companies and its affiliates related to the Partnership's wholesale and risk management activity. In connection with its risk management activities, the Partnership entered into, with The Williams Companies as a counterparty, certain forward, futures and swaps contracts for trading purposes and certain option contracts for purposes other than trading. During fiscal 2000, the Partnership recognized net sales (purchases) related to these transactions of $9,530,000, which are classified in other revenue on the statement of earnings. The Partnership believes these transactions were under terms that were no less favorable to the Partnership than those arranged with third parties.

     The Williams Companies provided propane supply and general and administrative services to the Partnership to assist in the integration of the acquisition. The Partnership recognized $67,547,000, $4,062,000 and $176,000 to The Williams Companies in fiscal 2000 and classified these costs in cost of goods sold, general and administrative expenses and operating expenses, respectively. The Partnership believes these transactions were under terms that were no less favorable to the Partnership than those available with other parties. Amounts due to The Williams Companies at July 31, 2000 was $5,045,000. Amounts due from The Williams Companies at July 31, 2000 was $13,000.

     See Note L to the Consolidated Financial Statements in Item 14 for discussion of transactions involving acquisitions related to Ferrellgas, Inc. and the Partnership.


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


     (b) Reports on Form 8-K.

The Partnership did not file a Form 8-K during the quarter ended July 31, 2000.

                                INDEX TO EXHIBITS


     The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, which are not listed, are not applicable.

Exhibit
Number    Description


2.1 Purchase Agreement by and among Ferrellgas Partners, L.P., and Williams Natural Gas Liquids, Inc., November 7, 1999. Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed November 12, 1999.

2.2 Amendment No. 1 to Purchase Agreement by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc., dated as of December 17, 1999. Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed December 29, 1999.

2.3 Amendment No. 2 to Purchase Agreement as of March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q filed March 16, 2000.

3.1       Second  Amended  and  Restated  Agreement  of Limited  Partnership  of
          Ferrellgas Partners, L.P., dated as of June 5, 2000. Incorporated by reference to the same numbered Exhibit to Registrant's Quarterly Report on Form 10-Q filed June 15, 2000.

3.2 Articles of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to Registrant's Quarterly Report on Form 10-Q filed June 13, 1997.

3.3 Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to Registrant's Quarterly Report on Form 10-Q filed June 13, 1997.

4.1 Indenture dated as of April 30, 1996, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. as guarantor, and American Bank National Association, as Trustee, relating to $160,000,000 9 3/8% Senior Secured Notes due 2006. Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

4.2       Ferrellgas, L.P., Note Purchase Agreement dated as of July 1, 1998 Re:
          $109,000,000  6.99%  Senior  Notes,  Series  A, due  August  1,  2005,
          $37,000,000  7.08%  Senior  Notes,  Series  B,  due  August  1,  2006,
          $52,000,000  7.12%  Senior  Notes,  Series  C,  due  August  1,  2008,
          $82,000,000  7.24%  Senior  Notes,  Series  D,  due  August  1,  2010,
          $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to the Exhibit 4.4 to Registrant's Annual Report on Form 10-K filed October 29, 1998

4.3 Registration Rights Agreement dated as of December 17, 1999 by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed December 29, 2000.

4.4 First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed March 16, 2000.

4.5 Ferrellgas, L.P., Note Purchase Agreement dated as of February 28, 2000 Re: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006,
          $70,000,000  8.78%  Senior  Notes,  Series B, due August 1, 2007,  and
          $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q filed March 16, 2000.

# 10.1 Ferrell Companies, Inc. Supplemental Savings Plan. Incorporated by reference to the Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed October 17, 1995.

# 10.2    Amended  and  Restated   Ferrellgas,   Inc.  Unit  Option  Plan.
          Incorporated   by  reference  to  the  Exhibit  10.1  to  Registrant's
          Registration Statement on Form S-8 File No. 333-87633 filed with the Commission on September 23, 1999.

10.3 Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of October 14, 1998. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed March 17, 1999.

10.4 Pledge and Security Agreement dated as of April 26, 1996, among Ferrellgas Partners, L.P., Ferrellgas, Inc., and American Bank National Association, as collateral agent. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed May 6, 1996.

# 10.5 Ferrell Companies, Inc. 1998 Incentive Compensation Plan - Incorporated by reference to the Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed October 29, 1998.

# 10.6    Employment  agreement  between James E. Ferrell and  Ferrellgas,
          Inc.  dated July 31,  1998.  Incorporated  by reference to the Exhibit
          10.13 to  Registrant's  Annual  Report on Form 10-K filed  October 29,
          1998.

10.7 Lease Intended as Security dated as of December 1, 1999, between Ferrellgas, L.P., as Lessee and First Security Bank, National Association, solely as Certificate Trustee, as Lessor. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed December 13, 1999.

10.8 Lease Intended as Security dated as of December 15, 1999, between Thermogas L.L.C. as Lessee and First Security Bank, National Association, solely as Certificate Trustee, as Lessor. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 29, 2000.

10.9 Participation Agreement dated as of December 1, 1999, among Ferrellgas, L.P., as Lessee, Ferrellgas, Inc. as General Partner, First Security Bank, National Association, solely as Certificate Trustee, First Security Trust Company of Nevada, solely as Agent, and the persons named on Schedule I-B, as Lenders and Appendix I to Participation Agreement. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed December 13, 1999.

10.10 Participation Agreement dated as of December 15, 1999, among Thermogas L.L.C., as Lessee, The Williams Companies, Inc., First Security Bank, National Association, solely as Certificate Trustee, First Security Trust Company of Nevada, solely as Agent, and the purchasers named therein. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed December 29, 2000

10.11 Omnibus Amendment Agreement No.2, Dated as of April 18, 2000, In respect of Ferrellgas, L.P. Trust No. 1999-A Participation Agreement Lease Intended as Security Loan Agreement each dated as of December 1, 1999. Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed June 14, 2000.

10.12 Omnibus Amendment Agreement No.2, Dated as of April 18, 2000, In respect of Ferrellgas, L.P. Trust No. 1999-A Participation Agreement Lease Intended as Security Loan Agreement each dated as of December 15, 1999. Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed June 14, 2000.

10.13 Assumption Agreement dated as of December 17, 1999 executed by Ferrellgas, L.P. and Ferrellgas, Inc., for the benefit of the First Security Trust Company of Nevada as agent, First Security Bank, National Association solely as Certificate Trustee and the purchasers and lenders named therein. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed December 29, 2000.

10.14 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to
          Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed June 14, 2000.

10.15 Third Amended and Restated Credit Agreement dated as of April 18, 2000, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto. Incorporated by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed June 14, 2000

* 10.17 Receivable Interest Sale Agreement dated as of September 26, 2000 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer.

* 10.18 Receivables Purchase Agreement dated as of September 26, 2000 among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as
          Servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent.

*# 10.19 Employment agreement between Patrick Chesterman and Ferrellgas, Inc. dated July 31, 2000.

*# 10.20 Employment agreement between James Hake and Ferrellgas, Inc. dated July 31, 2000.

*# 10.21 Employment agreement between Boyd McGathey and Ferrellgas, Inc. dated July 31, 2000.

*# 10.22 Employment agreement between Kevin Kelly and Ferrellgas, Inc. dated July 31, 2000.

*21.1     List of subsidiaries.

*23.1     Consent of Deloitte & Touche, LLP, Independent Auditors.

---------------------------------------------------------------------------
#         Management contracts or compensatory plans.
*         Included herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)




                                                  By /s/ James E. Ferrell
                                                  ------------------------
                                                  James E. Ferrell
                                                  Chariman, President and
                                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


Signature                          Title                                  Date



/s/  James E. Ferrell
-----------------------
James E. Ferrell               Chairman, President and                  10/23/00
                               Chief Executive Officer
                              (Principal Executive Officer)



/s/ A. Andrew  Levison
------------------------
A. Andrew Levison                     Director                          10/23/00


/s/ Elizabeth T. Solberg              Director                          10/23/00
------------------------
Elizabeth T. Solberg


/s/ Michael F. Morrissey              Director                          10/23/00
-----------------------
Michael F. Morrissey


/s/ Kevin T. Kelly                    Senior Vice President and Chief   10/23/00
------------------------              Financial Officer (Principal
Kevin T. Kelly                        Financial and Accounting Officer)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FERRELLGAS PARTNERS FINANCE CORP.




                                    By     /s/ James E. Ferrell
                                           --------------------
                                           James E. Ferrell
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


       Signature                  Title                                 Date




   /s/ James E. Ferrell          Chief Executive Officer and            10/23/00
  ---------------------          Sole Director (Principal
   James E. Ferrell              Executive Officer)







/s/ Kevin T. Kelly               Chief Financial Officer                10/23/00
----------------------          (Principal Financial and
Kevin T. Kelly                   Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              Page

Ferrellgas Partners, L.P. and Subsidiaries
         Independent Auditors' Report..........................................................................F-2
         Consolidated Balance Sheets - July 31, 2000 and 1999..................................................F-3
         Consolidated Statements of Earnings - Year ended July 31, 2000, 1999 and 1998.........................F-4
         Consolidated Statements of Partners' Capital and Other Comprehensive Income
              - Year ended July 31, 2000, 1999 and 1998........................................................F-5
         Consolidated Statements of Cash Flows - Year ended July 31, 2000, 1999 and 1998.......................F-6
         Notes to Consolidated Financial Statements............................................................F-7


Ferrellgas Partners Finance Corp.
         Independent Auditors' Report.........................................................................F-23
         Balance Sheets - July 31, 2000 and 1999..............................................................F-24
         Statements of Earnings - Year ended July 31, 2000, 1999 and 1998.....................................F-25
         Statements of Stockholder's Equity - Year ended July 31, 2000, 1999 and 1998.........................F-26
         Statements of Cash Flows - Year ended July 31, 2000, 1999 and 1998...................................F-27
         Notes to Financial Statements........................................................................F-28


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries ("the Partnership") as of July 31, 2000 and 1999, and the related consolidated statements of earnings, partners' capital and other comprehensive income and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 14, 2000

                            FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except unit data)

                                                                  July 31,         July 31,
ASSETS                                                              2000             1999
---------------------------------------------------------       -------------    --------------

Current Assets:
  Cash and cash equivalents                                         $ 14,838          $ 35,134
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $2,388 and
    $1,296 in 2000 and 1999, respectively)                            89,801            58,380
  Inventories                                                         71,979            24,645
  Prepaid expenses and other current assets                            8,275             6,780
                                                                -------------    --------------
    Total Current Assets                                             184,893           124,939

Property, plant and equipment, net                                   516,183           405,292
Intangible assets, net                                               256,476           118,117
Other assets, net                                                     10,355             8,397
                                                                -------------    --------------
    Total Assets                                                    $967,907          $656,745
                                                                =============    ==============



LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------------
Current Liabilities:
  Accounts payable                                                   $95,264           $60,754
  Other current liabilities                                           77,631            48,266
  Short-term borrowings                                               18,342            20,486
                                                                -------------    --------------
    Total Current Liabilities                                        191,237           129,506

Long-term debt                                                       718,118           583,840
Other liabilities                                                     16,176            12,144
Contingencies and commitments (Note H)                               -                 -
Minority interest                                                      2,032               906

Partners' Capital:
  Senior common unitholder (4,652,691 units outstanding
    at July 2000 - liquidation preference $186,108)                  179,786           -
  Common unitholders (31,307,116 and 14,710,765 units
    outstanding at July 2000 and 1999, respectively)                 (80,931)            1,215
  Subordinated unitholder (16,593,721 units outstanding
    at July 1999)                                                    -                 (10,516)
  General partner unitholder(316,233 units outstanding
    at July 2000)                                                    (58,511)          (59,553)
  Accumulated other comprehensive income                             -                    (797)
                                                                -------------    --------------
    Total Partners' Capital                                           40,344           (69,651)
                                                                -------------    --------------
    Total Liabilities and Partners' Capital                         $967,907          $656,745
                                                                =============    ==============

                          See notes to consolidated financial statements.

                       FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                          (in thousands, except per unit data)



                                                         For the year ended July 31,
                                                      -----------------------------------
                                                         2000        1999        1998
                                                      -----------  ----------  ----------

Revenues:
  Gas liquids and related product sales                 $867,779    $578,025    $622,423
  Other                                                   84,420      46,124      44,930
                                                      -----------  ----------  ----------
    Total revenues                                       952,199     624,149     667,353

Cost of product sold (exclusive of
  depreciation, shown separately below)                  524,155     273,388     342,600
                                                      -----------  ----------  ----------

Gross profit                                             428,044     350,761     324,753

Operating expense                                        255,838     205,720     199,010
Depreciation and amortization expense                     61,633      47,257      45,009
Employee stock ownership plan compensation charge          3,733       3,295         350
General and administrative expense                        24,587      19,174      17,497
Equipment lease expense                                   25,518      12,976      10,127
                                                      -----------  ----------  ----------

Operating income                                          56,735      62,339      52,760

Interest expense                                         (58,298)    (46,621)    (49,129)
Interest income                                            2,229       1,216       1,695
Gain (loss) on disposal of assets                            356      (1,842)       (174)
                                                      -----------  ----------  ----------
Earnings before minority interest
  and extraordinary loss                                   1,022      15,092       5,152

Minority interest                                            162         309         209
                                                      -----------  ----------  ----------

Earnings before extraordinary loss                           860      14,783       4,943

Extraordinary loss on early extinguishment of debt,
   net of minority interest of $130                       -          (12,786)      -
                                                      -----------  ----------  ----------

Net earnings                                                 860       1,997       4,943

Paid in kind distribution to senior common unitholders    11,108         N/A         N/A
General partner's interest in net earnings (loss)
     after paid in kind distribution                        (102)         20          49
                                                      -----------  ----------  ----------
Common and subordinated unitholder's interest in
net earnings (loss) after paid in kind distribution     $(10,146)    $ 1,977     $ 4,894
                                                      ===========  ==========  ==========

Basic and diluted earnings (loss) per
  common and subordinated unit:
Earnings (loss) before extraordinary loss                $ (0.32)     $ 0.47      $ 0.16
Extraordinary loss                                        -          $ (0.41)      -
                                                      -----------  ----------  ----------
Net earnings (loss) after paid in kind distribution      $ (0.32)     $ 0.06      $ 0.16
                                                      ===========  ==========  ==========








                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND OTHER COMPREHENSIVE INCOME
                                 (in thousands)

                          Number of units                                                                        Accumulated
                         ------------------------------------------------------                                    other
                         Senior                     Sub-      General      Senior    Common    Sub-      General  compre-   Total
                         common      Common      ordinated    partner      common    Unit-   ordinated   partner  hensive partners'
                         unitholder  unitholders unitholder  unitholder  unitholder holders unitholder  unitholder income  capital
                         ----------  ----------- -----------  -----------  -------  ------   ------------ ------   ------  --------
August 1, 1997              -          14,612.6   16,593.7      -           $  -    $52,863    $50,337  $(58,417)   $ -   $44,783

Common units issued in
commection with
acquisitions                               87.1    -            -              -      2,000     -             20      -     2,020

   Contribution in
connection with ESOP
compensation-charge         -          -           -             -             -         23        320         4      -       347

  Quarterly distributions   -          -           -             -             -    (29,356)   (33,188)     (632)     -   (63,176)

  Net earnings              -          -           -             -             -      2,455      2,439        49      -     4,943

                         ----------  ----------- -----------  -----------  -------  ------   ------------ ------   ------  --------
 July 31, 1998              -          14,699.7    16,593.7                          27,985      19,908  (58,976)     -   (11,083)

  Common units
issued in connection
with acquisitions                          11.1     -             -            -        197      -             2      -       199

   Contribution in
connection with ESOP
compensation-charge         -           -           -             -            -        219       3,010       33      -      3,262

  Quarterly distributions   -           -           -             -            -    (29,409)    (33,188)    (632)     -     (63,229)

  Other comprehensive
income:
  Net earnings              -            -           -             -           -      2,223        (246)       20     -       1,997
  Other comprehensive
income- Pension
liability adjustment        -            -           -             -           -      -          -           -        (797)    (797)
                                                                                                                              ------
  Comprehensive income                                                                                                        1,200
                         ----------  ----------- -----------  -----------  -------  ------   ------------  --------   ------  ------
July 31, 1999               -         14,710.7    16,593.7         -           -      1,215     (10,516)   (59,553)   (797) (69,651)

Conversion of
subordinated units
into common units           -         16,593.7   (16,593.7)        -           -    (10,516)     10,516        -       -    -

Units issued in
connection with
acquisitions:
 Common units               -              2.6     -               -           -         45           -         -       -         45
 Senior common units        4,375.0    -           -               -        175,000  -                -       1,768     -    176,768
 Fees paid to issue senior
 common units               -          -           -               -         (8,925) -                -         -       -    (8,925)

 General partner
interest conversion
to general partner units    -           -          -             316.2         -     -                -         -       -     -

Accretion of discount
on senior common units      -           -          -               -           2,603  (2,575)         -          (28)    -    -

 Contribution in
connection with  ESOP
compensation charge         -           -           -              -          -        3,661          -           36     -    3,697

 Quarterly cash
distribution                -           -           -              -           -     (62,615)         -         (632)    -  (63,247)

 Accrued paid in kind
   distributions           277.7        -           -              -         11,108  (10,997)         -         (111)   -       -

Other comprehensive
income:
Net earnings                -           -           -              -           -         851          -            9    -       860
Other comprehensive
income-
Pension liability
adjustment                  -           -            -             -           -            -        -             -    797     797
                                                                                                                               ----
  Comprehensive income                                                                                                         1657
                        ----------  ----------- -----------  -----------  --------  --------  -----------    ------  ------ -------
July 31, 2000            4,652.7      31,307.1       -           316.2    $179,786  $(80,931) $ -          $(58,511)  $ -   $40,344
                        ==========  =========== ===========  ===========  ========  ========  ===========    ======  ====== =======
             See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                  For the year ended July 31,
                                                           ------------------------------------------
                                                               2000          1999           1998
                                                           -------------  ------------  -------------

Cash Flows From Operating Activities:
 Net earnings                                                    $  860       $ 1,997        $ 4,943
 Reconciliation of net earnings to net
  cash from operating activities:
  Depreciation and amortization                                  61,633        47,257         45,009
  Employee stock ownership plan compensation charge               3,733         3,295            350
  Minority interest                                                 162           301            209
  Extraordinary loss, net of minority interest                  -              12,786        -
  Other                                                           2,759         4,487          5,236
  Changes in operating  assets and  liabilities,
   net of effects  from  business acquisitions:
    Accounts and notes receivable                               (12,609)       (9,565)         9,313
    Inventories                                                 (25,423)       11,382          8,052
    Prepaid expenses and other current assets                      (731)        1,926            200
    Accounts payable                                             10,418        12,737          8,695
    Accrued interest expense                                      6,594         2,152           (157)
    Other current liabilities                                     7,140         4,235         (7,799)
    Other liabilities                                            (1,184)         (496)           286
                                                           -------------  ------------  -------------
      Net cash provided by operating activities                  53,352        92,494         74,337
                                                           -------------  ------------  -------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                     47,656       (43,838)        (9,839)
 Cash paid for acquisition transaction fees                     (15,893)       -             -
 Capital expenditures                                           (20,755)      (25,743)       (20,629)
 Proceeds from sale leaseback transaction                        25,000        -             -
 Other                                                            5,743         3,286          4,539
                                                           -------------  ------------  -------------
      Net cash provided by (used in) investing activities        41,751       (66,295)       (25,929)
                                                           -------------  ------------  -------------

Cash Flows From Financing Activities:
 Distributions                                                  (63,247)      (63,229)       (63,176)
 Additions to long-term debt                                    226,490       408,113         21,094
 Reductions of long-term debt                                  (276,111)     (338,613)        (2,759)
 Cash paid for debt and lease financing costs                    (3,163)      (12,827)       -
 Net reductions to short-term borrowings                         (2,144)         (664)          (636)
 Minority interest activity                                       1,008          (810)          (798)
 Cash contribution from general partner                           1,768        -             -
 Other                                                          -                   4             40
                                                           -------------  ------------  -------------
      Net cash used in financing activities                    (115,399)       (8,026)       (46,235)
                                                           -------------  ------------  -------------

Increase (decrease) in cash and cash equivalents                (20,296)       18,173          2,173
Cash and cash equivalents - beginning of period                  35,134        16,961         14,788
                                                           -------------  ------------  -------------
Cash and cash equivalents - end of period                       $14,838       $35,134        $16,961
                                                           =============  ============  =============

Cash paid for interest                                          $49,176       $42,310        $46,546
                                                           =============  ============  =============

                 See notes to consolidated financial statements.

                            FERRELLGAS PARTNERS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Partnership Organization and Formation

    Ferrellgas Partners, L.P. (the "MLP") was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership" or "OLP"). The MLP and the OLP are both Delaware limited partnerships, and are collectively referred to as the Partnership. Ferrellgas Partners, L.P. was formed to acquire and hold a limited partner interest in the Operating Partnership. The Operating Partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company" or "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell"). Ferrell has a 50% limited partnership interest in Ferrellgas Partners, L.P. The Company has retained a 1% general partner interest in Ferrellgas Partners, L.P. and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

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

    On June 5, 2000, the MLP's Partnership Agreement was amended to allow the General Partner to have an option in maintaining its 1% general partner interest concurrent with the issuance of other additional equity. Additionally, the General Partner's interest in the MLP's Common Units was converted from a General Partner interest to General Partner units.

B.  Summary of Significant Accounting Policies

    (1) Nature of operations: The Partnership is engaged primarily in the sale, distribution, and marketing of propane and other natural gas liquids throughout the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. The Partnership serves more than 1,100,000 residential, industrial/commercial and agricultural customers.

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

    (3) Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its wholly-owned subsidiaries, Ferrellgas Partners Finance Corp. and Bluebuzz.com, Inc. The Company's 1.0101% General Partner interest in Ferrellgas, L.P. is accounted for as a minority interest. All material intercompany profits, transactions and balances have been eliminated.

    (4) Cash and cash equivalents: For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    (5) Inventories: Inventories are stated at the lower of cost or market using average cost and actual cost methods.

    (6) Property, plant and equipment and intangible assets: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to thirty years. Intangible assets, consisting primarily of customer lists, trademarks, assembled workforce, goodwill, and noncompete notes, are stated at cost, net of amortization calculated using the straight-line method over periods ranging from 5 to 40 years. The Partnership, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, and has concluded no financial statement adjustment is required.

    (7) Accounting for derivative commodity contracts: The Partnership enters into commodity forward and futures purchase/sale agreements and commodity options involving propane and related products which are used for risk management purposes in connection with its trading activities. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for using the fair value method. Under the fair value method, derivatives are carried on the balance sheet at fair value with changes in that value recognized in earnings. The Partnership also enters into commodity options involving propane and related products to hedge its overall purchase price risk. Any changes in the fair value of hedge positions are deferred and recognized as an adjustment to the overall purchase price of product in the settlement month. The Partnership classifies all earnings from derivative commodity contracts entered into for trading purposes as other revenue on the statement of earnings.

    (8) Revenue recognition: Sales of propane are recognized by the Partnership at the time product is delivered or shipped to its customers. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenues from repairs and maintenance are recognized upon completion of the service.

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

    (10) Net earnings per common and subordinated unit: Net earnings (loss) per common and subordinated unit is computed by dividing net earnings, after deducting the General Partner's 1% interest and paid-in-kind distributions, by the weighted average number of outstanding Common Units, Subordinated Units and the dilutive effect (if any) of Unit Options. There was no effect on the earnings per unit calculation due to the assumption of the conversion of Unit Options in the dilutive per-unit computation.

     (11) Unit and stock-based compensation: The Partnership accounts for Ferrellgas, Inc.'s Unit Option Plan and the Ferrell Companies Incentive Compensation Plan under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and makes the pro forma information disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

    (12) Segment information: The Partnership has determined that it has a single reportable operating segment which engages in the distribution of propane and related equipment and supplies. No single customer represents 10% or more of consolidated revenues. In addition, all of the Partnership's revenues are derived from sources within the U.S., and all of its long-lived assets are located in the U.S.

     (13) Adoption of new accounting standards: The Financial Accounting Standards Board recently issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, and SFAS No. 138 is required to be adopted by the Partnership beginning in the first quarter of fiscal 2001. SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The provisions of SFAS No. 133 will impact the Partnership's accounting for certain options hedging product cost risk. Under the provisions of SFAS No. 133, changes in the fair value of certain positions qualifying as cash flow hedges will be recorded in accumulated other comprehensive income. Changes in the fair value of certain other positions not qualifying as hedges under SFAS No. 133 will be recorded in the statement of earnings. As a result of these changes in classification, the Partnership will recognize in its first quarter of fiscal 2001, gains totaling approximately $709,000 and $299,000 in accumulated other comprehensive income and the statement of earnings, respectively. In addition, beginning in the first quarter of fiscal 2001, the Partnership will record subsequent changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the statement of earnings.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. Management will implement this bulletin in the first quarter of fiscal 2001 and believes that it will have no material affect on the Partnership's financial
    position,   results   of   operations   or  cash   flows.

C.  Quarterly Distributions of Available Cash

     Ferrellgas Partners, L.P. makes quarterly cash distributions to its Common Unitholders of all of its "Available Cash", generally defined as consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the General Partner for future requirements. Reserves are retained in order to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date.

     Distributions by the Ferrellgas Partners, L.P. in an amount equal to 100% of its Available Cash, as defined in its Second Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership
Agreement"), will be made to the General Partner based upon the number of General Partner Units held in the Ferrellgas Partners, L.P. and its interest in Ferrellgas, L.P., currently an aggregate 2%, subject to the payment of incentive  distributions to the holders of Incentive Distribution
    Rights to the extent that certain target levels of cash distributions are achieved. The remaining Available Cash will be paid to the Senior Common Unitholder (see Note F for discussion of the in kind distribution paid
    to  the   Senior   Common   Unitholder)   and   Common   Unitholders   (the
    "Unitholders"). The Senior Common Units have certain preference rights over the Common Units. See Note F for additional information about the Senior Common Units.

D.  Supplemental Balance Sheet Information

    Inventories consist of:

       (in thousands)                                                                     2000             1999
                                                                                      --------------   --------------
       Liquefied propane gas and related products                                           $50,868          $15,480
       Appliances, parts and supplies                                                        21,111            9,165
                                                                                      --------------   --------------
                                                                                            $71,979          $24,645
                                                                                      ==============   ==============

       In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of July 31, 2000, in addition to the inventory on hand, the Partnership had committed to take delivery of approximately 98,300,000 gallons at a fixed price for its future retail propane sales.


    Property, plant and equipment consist of:

       (in thousands)                                                                      2000            1999
                                                                                       -------------   --------------
       Land and improvements                                                                $40,761          $32,776
       Buildings and improvements                                                            54,794           43,577
       Vehicles                                                                              78,490           50,897
       Furniture and fixtures                                                                32,844           28,626
       Bulk equipment and district facilities                                                88,289           71,693
       Tanks and customer equipment                                                         482,617          418,598
       Other                                                                                  3,753            4,369
                                                                                       -------------   --------------
                                                                                            781,548          650,536
       Less:  accumulated depreciation                                                      265,365          245,244
                                                                                       -------------   --------------
                                                                                           $516,183         $405,292
                                                                                       =============   ==============


        Depreciation expense totaled  $37,941,000,  $30,772,000, and $30,034,000 for the years ended July 31, 2000, 1999, and 1998, respectively.


      Intangibles consist of:

       (in thousands)                                                                      2000            1999
                                                                                       -------------   --------------
       Customer lists                                                                      $207,478         $145,200
       Goodwill                                                                             122,826           55,789
       Non-compete agreements                                                                59,905           56,234
       Trademark                                                                             18,500          -
       Assembled workforce                                                                    9,600          -
       Other                                                                                    391              167
                                                                                       -------------   --------------
                                                                                            418,700          257,390
       Less:  accumulated amortization                                                      162,224          139,273
                                                                                       -------------   --------------
                                                                                           $256,476         $118,117
                                                                                       =============   ==============


       Amortization   expense  related  to  intangibles   totaled   $22,951,000,
$15,712,000,  and $14,375,000 for the years ended July 31, 2000, 1999, and 1998, respectively.


    Other current liabilities consist of:

       (in thousands)                                                                      2000             1999
                                                                                       --------------   -------------
       Accrued interest                                                                      $21,659         $15,065
       Accrued payroll                                                                        15,073          11,821
       Other                                                                                  40,899          21,380
                                                                                       --------------   -------------
                                                                                              $77,631         $48,266
                                                                                       ==============   =============


E.   Long-Term Debt

     Long-term debt consists of:

    (in thousands)                                                                       2000             1999
                                                                                     -------------     ------------
    Senior Notes
      Fixed rate, 7.16% due 2005-2013 (1)                                                $350,000         $350,000
      Fixed rate, 9.375%, due 2006 (2)                                                    160,000          160,000
      Fixed rate, 8.8%, due 2006-2009 (3)                                                 184,000           -

    Credit Agreement
      Revolving credit loans, 8.9% and 6.0%, respectively, due 2003 (4)                    11,658           58,314

    Notes payable, 7.5% and 7.3% weighted average interest rates,
      respectively, due 2000 to 2010                                                       15,988           18,154
                                                                                     -------------     ------------
                                                                                          721,646          586,468
    Less:  current portion, included in other current liabilities                           3,528            2,628
                                                                                     -------------     ------------
                                                                                         $718,118         $583,840
                                                                                     =============     ============


    (1) The OLP fixed rate Senior Notes ("$350 million Senior Notes"), issued in August 1998, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The outstanding principal amount of the Series A, B, C, D and E Notes shall be due on August 1, 2005, 2006, 2008, 2010, and 2013, respectively. In general, the Notes may not be prepaid prior to maturity at the option of the Partnership.

  (2)       The MLP fixed rate Senior  Secured  Notes  ("MLP  Senior
          Secured Notes"), issued in April 1996, will be redeemable at the option of the MLP, in whole or in part, at any time on or after June 15, 2001. The notes are secured by the MLP's partnership interest in the OLP. The MLP Senior Secured Notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Due to a change of control in the ownership of the General Partner on July 17, 1998 as a result of the ESOP transaction described in Note A, the MLP was required, pursuant to the MLP fixed rate Senior Secured Note Indenture, to offer to purchase the outstanding MLP fixed rate Senior Secured Notes at a price of 101% of the principal amount thereof plus accrued and unpaid interest. The offer to purchase was made on July 27, 1998 and expired August 26, 1998. Upon the expiration of the offer, the MLP accepted for purchase $65,000 of the notes which were all of the notes tendered pursuant to the offer. The MLP assigned its right to purchase the notes to a third party, thus the notes remain outstanding.

    (3) The OLP fixed rate Senior Notes ("$184 million Senior Notes"), issued in February 2000, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The outstanding principal amount of the Series A, B and C Notes shall be due on August 1, 2006, 2007 and 2009, respectively. In general, the Notes may not be prepaid prior to maturity at the option of the Partnership.

(4)       At July 31,  2000,  the  unsecured  $157,000,000  Credit
          Facility (the "Credit Facility"), expiring June 2003, consisted of a $117,000,000 unsecured working capital, general corporate and acquisition facility, including a letter of credit facility, and a
          $40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the Credit Facility bear interest, at the borrower's option, at a rate equal to either a) LIBOR plus an applicable margin varying from 1.25 percent to
          2.25 percent or, b) the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent. The bank's base rate at July 31, 2000 and 1999 was 9.5% and 8.0%, respectively. To offset the variable rate characteristic of the Credit Facility, the OLP entered into a interest rate collar agreement, expiring January 2001, with a major bank limiting the floating rate portion of LIBOR-based loan interest rates on a notional amount of $25,000,000 to between 5.05% and 6.5%.


    On December 17, 1999, in connection with the purchase of Thermogas, LLC ("Thermogas acquisition") (see Note L), the OLP assumed a $183,000,000 bridge loan that was originally issued by Thermogas, LLC ("Thermogas") and had a maturity date of June 30, 2000. On February 28, 2000, the OLP issued $184,000,000 Senior Notes at an average interest rate of 8.8% in order to refinance the $183,000,000 bridge loan. The additional $1,000,000 in borrowings was used to fund debt issuance costs.

    On December 17, 1999, in connection with the Thermogas acquisition, the OLP paid off the balance remaining of $35,000,000 then outstanding on its $38,000,000 unsecured credit facility used for acquisitions, capital expenditures, and general corporate purposes. This outstanding credit facility was then terminated. On April 18, 2000, the OLP entered into an amended and restated Credit Facility with a group of financial institutions.

    Effective April 27, 2000, the Partnership entered into an interest rate swap agreement ("Swap Agreement") with Bank of America, related to the semi-annual interest payment due on the MLP Senior Secured Notes. The Swap Agreement, which expires June 15, 2006, requires Bank of America to pay an amount based on the stated fixed interest rate (annual rate 9.375%) pursuant to the MLP Senior Secured Notes equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership is required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the 3 month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000.

     At July 31, 2000 and 1999,  $18,342,000 and $20,486,000,  respectively,  of short-term borrowings were outstanding under the credit facility and letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $36,892,000 and $32,178,000, respectively.

     The MLP Senior Secured Notes, the $350 million and $184 million Senior Notes and the Credit Facility Agreement contain various restrictive covenants applicable to the MLP and OLP and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Partnership fails to meet certain coverage tests. The Partnership is in compliance with all requirements, tests, limitations and covenants related to the Senior Secured Note Indenture and the Senior Note Indentures. The Senior Notes and the Credit Facility agreement have similar restrictive covenants to the Senior Note Indenture and credit facility agreement that were replaced.

     The annual principal payments on long-term debt for each of the next five fiscal years are $3,528,000 in 2001, $2,126,000 in 2002, $1,943,000 in
     2003, $2,086,000 in 2004, $2,234,000 in 2005 and $709,729,000 thereafter.

     During fiscal year 1999, the Partnership recognized an extraordinary loss of $12,786,000 net of minority interest of $130,000. The gross extraordinary loss included a payment of a 5% premium and a write-off of unamortized financing costs of $2,916,000, resulting primarily from the early extinguishment of $200,000,000 of its fixed rate senior notes.


F.       Partners' Capital

     The Partnership's capital (after including the effect of an aggregate of 277,691 Senior Common Units issued in order to pay the applicable in-kind quarterly distributions) consists of 4,652,691 Senior Common Units, 31,307,116 Common Units, 316,233 General Partner Units representing a 1% General Partner interest related to the Common Units, and a 1% General
     Partner interest related to the Senior Common Units. The Partnership Agreement contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     In connection with the Thermogas acquisition (See Note L) on December 17, 1999, the Partnership issued 4,375,000 Senior Common Units to Williams Natural Gas Liquids, Inc.a subsidiary of The Williams Companies, Inc. ("Williams" or "Seller"). As of September 14, 2000, Williams held 4,652,691 Senior Common Units with a liquidation value of approximately $186,108,000 including accrued and unpaid distributions. The Senior Common Units entitle the holder to quarterly distributions from the MLP equivalent to 10 percent per annum of the liquidating value. Distributions are payable quarterly, in-kind, through issuance of additional Senior Common Units until the earlier of February 1, 2002 or the occurrence of a Material Event, as defined in the Partnership Agreement ("Material Event") after which distributions are payable in cash. The Senior Common Units are redeemable by the Partnership at any time, in whole or in part, upon payment in cash of the face value of the Senior Common Units and the amount of any accrued but unpaid distributions.

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

     At July 31, 2000, the Senior Common Units had a discount of $6,321,000, which includes the original discount of $8,925,000 less the accretion of the discount of $2,604,000. This discount, which represents the fees paid by the Partnership related to the issuance of the Senior Common Units, will be amortized until February 2002.

     In connection with the issuance of Senior Common Units to Williams, Ferrellgas, Inc. contributed $1,768,000 to Ferrellgas Partners, L.P. and $1,803,000 to Ferrellgas, L.P. in order to maintain its 1% and 1.0101% general partner interest in each respective entity.

     During 1994, the Partnership issued Subordinated Units, all of which were held by Ferrell for which there was no established public trading market. Effective August 1, 1999, the Subordinated Units converted to Common Units. Certain financial tests, which were primarily related to making the Minimum Quarterly Distribution on all Units, were satisfied for each of the three consecutive four quarter periods ending July 31, 1999.

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

G.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $179,033,000, $143,850,000, and $129,808,000 for the years ended July 31, 2000, 1999 and
     1998, respectively, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs.

     During fiscal 2000, Williams became a related party to the Partnership due to the Partnership's issuance of Senior Common Units to Williams (See Notes F and L). The Partnership recognized wholesale sales of $2,091,000 to Williams and purchases of $13,175,000 from Williams related to the Partnership's wholesale and risk management activity. In connection with its risk management activities, the Partnership entered into, with Williams as a counterparty, certain forward, futures and swaps contracts for trading purposes and certain option contracts for purposes other than trading. During fiscal 2000 the Partnership recognized net sales (purchases) related to these transactions of $9,530,000 which are classified in other revenue on the statement of earnings.

     Williams provided propane supply and general and administrative services to the Partnership to assist in the integration of the acquisition. The Partnership recognized $67,547,000, $4,062,000 and $176,000 to Williams in fiscal 2000 and classified these costs in cost of goods sold, general and administrative expenses and operating expenses, respectively. Amounts due to Williams at July 31, 2000, was $5,045,000. Amounts due from Williams at July 31, 2000, was $13,000.

     During fiscal 2000 and 1999, Ferrell International Limited and Ferrell Resources, LLC, two affiliates of the Partnership which are owned by the General Partner's chairman of the board, president and chief executive officer, James E. Ferrell, paid the Partnership a total of $313,000 and $265,000, respectively, for accounting and administration services. In connection with its risk management activities, the Partnership entered into, with Ferrell International Limited as a counterparty, certain forward, futures and swaps contracts for trading purposes and certain option contracts for purposes other than trading. During fiscal 2000, 1999 and 1998, the Partnership recognized net sales (purchases) of $(8,508,000), $20,414,000 and $3,106,000, respectively. These net sales (purchases) with Ferrell International Limited are classified in other revenue. Amounts due from Ferrell International Limited at July 31, 2000 and 1999 were $1,826,000 and $2,531,000, respectively. Amounts due to Ferrell International Limited at July 31, 2000 and 1999 were $1,484,000 and $3,377,000, respectively.

     The Partnership also leased propane tanks from Ferrell Propane, Inc., a subsidiary of Ferrellgas, Inc. since October 1998. Prior to October 1998, Ferrell Propane, Inc. was a subsidiary of Ferrell Companies, Inc. The Partnership recognized $515,000 of lease expense during each of fiscal years 2000, 1999 and 1998.

     Prior to the ESOP transaction completed on July 17, 1998, Ferrell, the parent of the General Partner and its other wholly-owned subsidiaries, engaged in various investment activities including, but not limited to, commodity investments and the trading thereof. The Partnership from time to time acted as an agent on behalf of Ferrell to purchase and market natural gas liquids and enter into certain trading activities. The Partnership charged all direct and indirect expenses incurred in performing this agent role to Ferrell. During the year ended July 31, 1998, the Partnership, as Ferrell's agent, marketed and sold 469,820 barrels of propane. The Partnership charged Ferrell $66,467 for its direct and indirect expenses related to these transactions. All of the 469,820 barrels of propane sold were sold to and used by the Partnership at the applicable market prices (an aggregate of $7,405,200). In addition, during fiscal 1998, the Partnership sold to Ferrell certain physical and derivative crude oil commodity contracts totaling 4,120,000 aggregate barrels at a price of $2,548,927. Subsequent to the close of the ESOP transaction, Ferrell divested of its wholly-owned subsidiaries that were engaged in these commodity and trading activities.

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

     On December 6, 1999, the OLP entered into, with Banc of America Leasing & Capital LLC, a $25,000,000 operating tank lease involving a portion of the OLP's customer tanks. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of the OLP, if such extension is approved by the lessor.

     On December 17, 1999, immediately prior to the closing of the Thermogas acquisition (See Note L), Thermogas entered into, with Banc of America Leasing & Capital LLC, a $135,000,000 operating tank lease involving a portion of its customer tanks. In connection with the Thermogas acquisition, the OLP assumed all obligations under the $135,000,000 operating tank lease, which has terms and conditions similar to the December 6, 1999, $25,000,000 operating tank lease discussed above.

     Effective June 2, 2000, the OLP entered into an interest rate cap agreement ("Cap Agreement") with Bank of America, related to variable quarterly rent payments due pursuant to two operating tank lease agreements. The variable quarterly rent payments are determined based upon a floating LIBOR based interest rate. The Cap Agreement, which expires June 30, 2003, requires Bank of America to pay the OLP at the end of each March, June, September and December the excess, if any, of the applicable 3 month floating LIBOR interest rate over 9.3%, the cap, applied to the total obligation due each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of July 31, 2000 was $159,200,000.

     Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2020. Rental expense under these leases totaled $35,292,000, $19,595,000 and $17,095,000 for the years ended July 31, 2000,
     1999 and 1998, respectively. Future minimum lease commitments for such leases in the next five years, including the aforementioned operating tank leases, are $37,166,000 in 2001, $33,882,000 in 2002, $28,358,000 in 2003,
     $7,431,000 in 2004, and $4,868,000 in 2005.

     In addition to the future minimum lease commitments, the Partnership plans to purchase vehicles at the end of their lease term totaling $1,364,000 in 2001, $203,000 in 2002 and $143,000 in 2003. The Partnership intends to renew other vehicle and tank leases that would have had buyouts of $452,000 in 2001, $7,057,000 in 2002, $162,569,000 in 2003, $4,981,000 in 2004 and
     $4,086,000 in 2005.

I.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     Ferrell makes contributions to the ESOT which causes a portion of the shares of Ferrell owned by the ESOT to be allocated to employees' accounts over time. The allocation of Ferrell shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrell, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately on the statement of earnings, and therefore excluded from operating and general and administative expenses. The Partnership is not obligated to fund or make contributions to the ESOT. Nevertheless, due to the benefit received by the Company's employees from participating in the ESOP, the non-cash compensation charge is also recorded by the Partnership.

     The General Partner and its parent, Ferrell, have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions were made to the plan at the discretion of Ferrell's Board of Directors. With the establishment of the ESOP in July 1998, the Company suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The profit sharing plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. These matching contributions were not affected by the establishment of the ESOP.
     Contributions for the years ended July 31, 2000, 1999 and 1998, respectively, were $2,869,000, $2,110,000, and $1,693,000 under the 401(k)
     provision.


J.   Unit Options of the Partnership and Stock Options of Ferrell Companies,Inc.

     The Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan") currently authorizes the issuance of options (the "Unit Options") covering up to 850,000 of the MLP's units to certain officers and employees of the General Partner. Effective August 1, 1999, with the conversion of the Subordinated Units, the units covered by the options are Common Units. The Unit Options are exercisable at exercise prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the Subordinated Units at the time of the grant. The options vest immediately or over a one to five year period, and expire on the tenth anniversary of the date of the grant.


                                                                      Number      Weighted Average      Weighted
                                                                        Of         Exercise Price     Average Fair
                                                                      Units                              Value
                                                                   ------------- ------------------- ---------------
          Outstanding, July 31, 1997                                 727,600           $18.09
          Granted                                                    118,500             19.47           $0.47
          Forfeited                                                  (64,100)            19.16
                                                                   -------------
          Outstanding, July 31, 1998                                 782,000             18.21
          Granted                                                      40,000            18.54             0.39
          Forfeited                                                  (40,975)            18.15
                                                                   -------------
          Outstanding, July 31, 1999                                 781,025             18.23
          Granted                                                       -                -                 -
          Forfeited                                                  (60,500)            19.38
                                                                   -------------
          Outstanding, July 31, 2000                                 720,525             18.13
                                                                   -------------
          Options exercisable, July 31, 2000                         546,875             17.57
                                                                   -------------

                                                                         Options Outstanding at July 31, 2000
                                                                   -------------------------------------------------
          Range of option prices at end of year                                     $16.80-$21.67
          Weighted average remaining contractual life                                  5.3 Years


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

     The Partnership accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the Unit Option Plan, or for the NQP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Partnership's net income (loss) and earnings (loss) per share would have been adjusted as noted in the table below:

                                                                   2000             1999             1998
                                                               -------------    -------------    -------------
          Common and subordinate unitholders' interest
            in net earnings (loss) after paid in kind
            distribution as reported                              $(10,146)           $1,977           $4,894
          Pro forma adjustment                                         (79)            (465)             (40)
                                                               =============    =============    =============
          Common and subordinate unitholders' interest
            in net earnings (loss) after paid in kind
            distribution as adjusted                              $(10,225)           $1,512           $4,854
                                                               =============    =============    =============

          Pro forma basic and diluted net earnings
            (loss) per common and subordinated unit
            after paid in kind distribution                        $ (0.32)           $ 0.05           $ 0.16
                                                               =============    =============    =============


     There were no unit options granted during the 2000 fiscal year. The fair value of the unit options granted during the 1999 and 1998 fiscal years were determined using a binomial option valuation model with the following assumptions: a) distribution amount of $0.50 per unit per quarter for 1999 and 1998, b) average Common Unit price volatilities of 18.1% and 16.2% for 1999 and 1998, respectively, c) the risk-free interest rates used were 5.5% and 5.7%, for 1999 and 1998, respectively and d) the expected life of the option used was 5 years for 1999 and 1998. The fair value of the Ferrell Companies, Inc. NQP stock options granted during the 2000 and 1999 fiscal years were determined using a binomial option valuation model with the following assumptions: a) no dividends, b) average stock price volatility of 10.1% and 10.6% used in 2000 and 1999, respectively, c) the risk-free interest rate used was 6.4% and 5.5% in 2000 and 1999, respectively and d) expected life of the options between 7 and 15 years.

K. Disclosures About Off Balance Sheet Risk, Fair Value of Financial Instruments and Derivatives

     The carrying amount of current financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of the Partnership's long-term debt was $698,082,000 and $568,459,000 as of July 31, 2000 and 1999, respectively. The fair value is estimated based on quoted market prices.

     Interest Rate Collar, Cap and Swap Agreements. The Partnership has entered into various interest rate collar, cap and swap agreements involving, among others, the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. The counterparties to these agreements are large financial institutions. The interest rate collar agreements subject the Partnership to financial risk that will vary during the life of these agreements in relation to market interest rates. The fair values for these off-balance sheet financial instruments at July 31, 2000 are as follows: Interest rate collar -




 $43,000;  interest  rate  cap  -  $(258,000);  and  interest  rate  swap  -
     $(561,000).

     Option Commodity Contracts. The Partnership is a party to certain option contracts, involving various liquefied petroleum products, for risk management purposes in connection with its risk management activities. Certain option contracts held by the Partnership meet the criteria for classi-fication as hedges of forecasted transactions that will occur in less than one year. Net gains deferred for option contracts accounted for as hedges were $1,008,000 for the year ended July 31, 2000. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized below.

     Forward, Futures and Swaps Commodity Contracts. In connection with its risk management activities, the Partnership is a party to certain forward, futures and swaps contracts for trading purposes. Such contracts do not meet the criteria for classification as hedge transactions. Net gains from risk management activities were $28,413,000, $7,699,000, and $7,464,000, for the years ended July 31, 2000, 1999, and 1998, respectively. Such contracts permit settlement by delivery of the commodity. Open contract positions are summarized below (assets are defined as purchases or long positions and liabilities are sales or short positions).

                                                   As of July 31
                                   (In thousands, except price per gallon data)

                    Derivative Commodity Instruments Held for                     Derivative Commodity
                           Purposes Other than Trading                            Instruments Held for
                                     (Options)                                      Trading Purposes
                                                                              (Forward, Futures and Swaps)
                    -------------------------------------------    ---------------------------------------------------
                                                                                               -----------------------
                           2000                    1999                     2000                        1999
                    --------------------    -------------------    -----------------------
                                                                                               ---------- ------------
                     Asset      Liab.        Asset     Liab.         Asset       Liab.           Asset       Liab.
                    --------- ----------    -------- ----------    ----------- -----------     ---------- ------------


 Volume (gallons)    107,069   (50,526)       3,245    (22,648)      6,056,726  (5,903,184)     2,814,698   (2,720,295)

 Price ((cent)/gal)    37-62     37-75        23-39      27-55         42-84      45-95           19-49        19-49


 Maturity             8/00-      8/00-       8/99-3/00  8/99-3/00      8/00-    8/00-12/01      8/99-12/01     8/99-
 Dates                12/01      12/01                                 12/01                                   12/01

 Contract Amounts
 ($)                111,688   (63,193)       10,775   (13,973)      4,528,216  (4,476,361)     1,232,209   (1,215,341)

 Fair Value ($)     113,728   (64,168)       10,941   (15,850)      4,526,076  (4,474,314)     1,337,924   (1,318,526)

 Unrealized gain
 (loss) ($)           2,040      (975)         166      (1,877)       (2,140)     2,047          105,715     (103,185)


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

L.  Business Combinations

     On December 17, 1999, the Partnership purchased Thermogas LLC from Williams Natural Gas Liquids, Inc.,a subsidiary of The Williams Companies, Inc. of At closing the Partnership entered into the following noncash transactions: a) issued $175,000,000 in Senior Common Units to the seller,
     b) assumed a $183,000,000 bridge loan, (see Note E) and c) assumed a $135,000,000 operating tank lease (see Note H). After the conclusion of these acquisition-related transactions, including the merger of the OLP and Thermogas, the Partnership acquired $61,842,000 of cash, which remained on the Thermogas balance sheet at the acquisition date. The Partnership has paid $15,893,000 in additional costs and fees related to the acquisition between December 17, 1999 and July 31, 2000. As part of the Thermogas acquisition, the OLP agreed to reimburse Williams for the value of working capital received by the Partnership in excess of $9,147,500. On June 6, 2000, the OLP and Williams agreed upon the amount of working capital that was acquired by the Partnership on December 17, 1999. The OLP reimbursed Williams $5,652,500 as final settlement of this working capital reimbursement obligation.

     The total assets contributed to the OLP (at the Partnership's cost basis) have been preliminarily allocated as follows: (a) working capital of $14,800,000, (b) property, plant and equipment of $145,711,000, (c)
     $60,200,000  to customer  list with an  estimated  useful life of 15 years,
     (d)  $18,500,000 to trademarks  with an estimated  useful life of 15 years
     (e) $9,600,000 to assembled workforce with an estimated useful life of 15 years, (f) $3,071,000 to non-compete agreements with an estimated useful life ranging from one to seven years, and (g) $65,589,000 to goodwill at an estimated useful life of 15 years. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. The Partnership has accrued $7,033,000 in involuntary employee termination benefits and exit costs, which it expects to incur within twelve months from the acquisition date as it implements the integration of the Thermogas operations. This accrual included $5,870,000 of termination benefits and $1,163,000 of costs to exit Thermogas activities. As of July 31, 2000, the Partnership has paid $1,306,000 for termination benefits and $890,000 for exit costs. The Partnership intends to continue its analysis of the net assets of Thermogas to determine the final allocation of the total purchase price to the various assets acquired. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Thermogas have been included in the consolidated financial statements from the date of acquisition.

     The following pro forma financial information assumes that the Thermogas acquisition occurred as of August 1, 1998 (unaudited):

                                                                                                    Pro Forma


                                                                                         --------------------------------
                                                                                                     Year Ended
                                                                                            July 31,        July 31,
     (in thousands, except per unit amounts)                                                  2000            1999
                                                                                         --------------- ----------------
     Total revenues                                                                          $1,048,207         $856,731
     Loss before extraordinary item                                                            (18,609)          (4,358)
     Net loss                                                                                  (18,609)         (17,144)
     Limited partners' interest in net loss                                                    (18,423)         (16,973)
     Basic and diluted loss per limited partner unit before extraordinary item                $  (0.59)         $ (0.14)
     Basic and diluted loss per limited partner unit after extraordinary item                 $  (0.59)         $ (0.54)


     During the year ended July 31, 2000, the Partnership made acquisitions of two other businesses valued at $7,183,000. This amount was funded by $6,338,000 cash payments, $601,000 of noncompete notes, $46,000 in Common units and $198,000 in other costs and consideration.

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

     All transactions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of all acquisitions have been included in the consolidated financial statements from their dates of acquisition. The pro forma effect of these transactions, except those related to the Thermogas acquisition, was not material to the results of operations.


M.   Earnings Per Unit

     Below is a calculation of the basic and diluted Common Units (and Subordinated Units prior to August 1, 1999) used to calculate basic and diluted earnings per unit on the Statements of Earnings.

(in thousands, except per unit data)

                                                     For the year ended July 31,





                                           2000                 1999                  1998
                                      ----------------     ----------------      ----------------

Common and subordinated
unitholders' interest in net
earnings (loss) after paid in kind
distribution                               $ (10,146)              $ 1,977               $ 4,894
                                      ----------------     ----------------      ----------------


Weighted average common and
subordinated units outstanding
                                             31,306.7             31,298.7              31,275.3

Basic earnings (loss) per common and
subordinated unit before
extraordinary item
and after paid in kind
distribution
                                             $ (0.32)              $  0.47                $ 0.16
                                      ================     ================      ================

Basic earnings (loss) per common
and subordinated unit after paid in
kind distribution
                                             $ (0.32)              $  0.06                $ 0.16
                                      ================     ================      ================





                                                     For the year ended July 31,
                                           2000                 1999                  1998
                                      ----------------     ----------------      ----------------
Common and subordinated
unitholders' interest in net
earnings (loss) after paid in kind
distribution                               $ (10,146)              $ 1,977               $ 4,894

Weighted average common and
subordinated units outstanding
                                             31,306.7             31,298.7              31,275.3

Dilutive securities - options                     0.0                 39.5                  72.5
                                      ----------------     ----------------     -----------------
Weighted average common and
subordinated outstanding units +
dilutive units                               31,306.7             31,338.2              31,347.8

Diluted  earnings (loss) per
common and subordinated  unit
before  extraordinary
item and after paid in kind
distribution
                                              $(0.32)                $0.47                 $0.16
                                      ================     ================     =================

Diluted earnings (loss) per common
and subordinated unit after paid in
kind distribution
                                              $(0.32)                $0.06                 $0.16
                                      ================     ================     =================

For diluted earnings per unit purposes, the Senior Common Units have been excluded as they are considered contingently issuable Common Units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In fiscal 2000, the Unit Options were antidilutive and therefore were reported as zero in the table above.


N. Subsequent Event (unaudited)

     On September 26, 2000, Ferrellgas, L.P. received $20,000,000 in cash in exchange for the sale and contribution of a $25,000,000 interest in a pool of its trade accounts receivable to its newly created, wholly-owned, special purpose subsidiary, Ferrellgas Receivables, LLC. Ferrellgas Receivables, LLC then sold the interest to a commercial paper conduit of Banc One, NA in accordance with the terms of a 364 day agreement. The level of funding available from this 364 day agreement is limited to $60,000,000. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125")," this transaction will initially be reflected on the financial statements as a sale of accounts receivable and contribution of capital in the first quarter of fiscal 2001. Additionally, in accordance with SFAS No. 125, Ferrellgas Receivables, LLC will not be conslidated into the results of the partnership and thus will be accounted for using the equity method of accounting, The proceeds of these sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. This loss on the September, 2000 transaction will be approximately $300,000 in the first quarter of fiscal 2001, and represents the difference between the fair market value and the book value of the receivable contibuted and sold.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Partners Finance Corp.
Liberty, Missouri


     We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.), as of July 31, 2000, and 1999 and the related statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of Ferrellgas Partners Finance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 14, 2000

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS



                                                                    July 31,         July 31,
      ASSETS                                                          2000             1999
      -------------------------------------------------------    ---------------   --------------

      Cash                                                               $1,000           $1,000
                                                                 ---------------   -------------
      Total Assets                                                       $1,000           $1,000
                                                                 ===============   ==============



      STOCKHOLDER'S EQUITY
      -------------------------------------------------------

      Common stock, $1.00 par value; 2,000 shares
      authorized; 1,000 shares issued and outstanding                    $1,000           $1,000

      Additional paid in capital                                          1,237              774

      Accumulated deficit                                                (1,237)            (774)
                                                                 ---------------   --------------
      Total Stockholder's Equity                                         $1,000           $1,000
                                                                 ===============   ==============






                       See notes to financial statements
                                         F-24

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENTS OF EARNINGS





                                                         For the year ended July 31,
                                              -------------------------------------------------
                                                 2000              1999              1998
                                              -------------     -------------     -------------

Revenues                                              $ -               $ -               $ -

General and administrative expense                    463               226               221
                                             -------------     -------------     -------------
Net loss                                           $ (463)           $ (226)           $ (221)
                                             =============     =============     =============






                       See notes to financial statements
                                      F-25

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY






                             Common stock          Additional       Accum            Total
                         -------------------------   paid in       ulated        stockholder's
                           Shares      Dollars       capital       deficit          equity
                         -----------  ----------  --------------  -----------  -----------------
   August 1, 1998             1,000      $1,000           $ 548       $ (548)           $ 1,000

   Capital contribution           -           -             226            -                226

   Net loss                       -           -               -         (226)              (226)
                         -----------  ----------  --------------  -----------  -----------------
   July 31, 1999              1,000       1,000             774         (774)             1,000

   Capital contribution           -           -             463            -                463

   Net loss                       -           -               -         (463)              (463)
                         -----------  ----------  --------------  -----------  -----------------
   July 31, 2000              1,000      $1,000         $ 1,237      $(1,237)           $ 1,000
                         ===========  ==========  ==============  ===========  =================





                       See notes to financial statements

                       FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Parnters, L.P.)

                            STATEMENTS OF CASH FLOWS



                                                                      From Inception to
                                                                 For the year ended July 31,
                                                       --------------------------------------------
                                                            2000           1999           1998
                                                       -------------   -------------   -------------
Cash Flows From Operating Activities:
  Net loss                                                   $ (463)         $ (226)         $ (221)
                                                       -------------   -------------   -------------
       Cash used by operating activities                        (463)           (226)          (221)
                                                       -------------   -------------   -------------

Cash Flows From Financing Activities:
  Capital contribution                                          463             226             221
                                                       -------------   -------------   -------------
      Cash provided by financing activities                     463             226             221
                                                       -------------   -------------   -------------

Change in cash                                                  0               0               0
Cash - beginning of period                                    1,000           1,000           1,000
                                                       -------------   -------------   -------------
Cash - end of period                                        $ 1,000         $ 1,000         $ 1,000
                                                       =============   =============   =============


                       See notes to financial statements
                                      F-27

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


         Effective April 27, 2000, the Partnership entered into an interest rate swap agreement ("Swap Agreement") with Bank of America, related to the semi-annual interest payment due on the Senior Notes. The Swap Agreement, which expires June 15, 2006, requires Bank of America to pay the stated fixed interest rate (annual rate 9 3/8%) pursuant to the Senior Notes equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership is required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the 3 month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000.


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


         Due to the inability of the Company to utilize the deferred tax benefit of $500 associated with the current year net operating loss carryforward of $1,286, which expire at various dates through July 31, 2015, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the year ended July 31, 2000 or 1999 and there is no net deferred tax asset as of July 31, 2000 or July 31, 1999.


                     ITEM 14(A) 2 INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                                                                                 Page
Ferrellgas Partners, L.P. and Subsidiaries
Independent Auditors' Report on Schedules......................................................................S-2

Schedule I        Parent  Company Only Balance  Sheets as of July 31, 2000 and
                  1999 and  Statements  of Earnings and Cash Flows for the years ended July 31, 2000,1999 and 1998............................................................S-3


Schedule II       Valuation and Qualifying Accounts for the years ended July 31, 2000, 1999 and 1998.....................................................................................S-6



                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P., and subsidiaries as of July 31, 2000 and 1999, and for each of the three years in the period ended July 31, 2000, and have issued our report thereon dated September 14, 2000. Our audit also included the financial statement schedules listed in Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 14, 2000

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                                 BALANCE SHEETS
                                 (in thousands)





 ASSETS                                                   July 31, 2000     July 31, 1999
-----------------------------------------------------    ----------------  ----------------

 Cash and cash equivalents                                           $ 1               $ 1
 Investment in Ferrellgas, L.P.                                  199,086            88,758
 Other assets, net                                                 2,962             3,466
                                                         ----------------  ----------------
    Total Assets                                               $ 202,049          $ 92,225
                                                         ================  ================



LIABILITIES AND PARTNERS' CAPITAL
-----------------------------------------------------

Other current liabilities                                        $ 1,705           $ 1,876

Long term debt                                                   160,000           160,000

Partners' Capital
  Senior common unitholders                                      179,786               -
  Common unitholders                                             (80,931)            1,215
  Subordinated unitholders                                          -              (10,516)
  General partner                                                (58,511)          (59,553)
  Accumulated other comprehensive income                               0              (797)
                                                         ----------------  ----------------
    Total Partners' Capital                                       40,344           (69,651)
                                                         ----------------  ----------------

    Total Liabilities and Partners' Capital                    $ 202,049          $ 92,225
                                                         ================  ================

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                             STATEMENTS OF EARNINGS
                                 (in thousands)



                                                                  For the Year Ended July 31
                                                  ---------------------------------------------------------
                                                       2000                  1999                 1998
                                                  ----------------    -----------------   -----------------
Equity in earnings of Ferrellgas, L.P.                   $ 15,907             $ 17,511            $ 20,462
Operating expense                                               -                    -                   5
Interest expense                                           15,047               15,514              15,514
                                                  ----------------    -----------------   -----------------
  Net earnings                                              $ 860              $ 1,997             $ 4,943
                                                  ================    =================   =================

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             For the Year Ended
                                                                            -------------------------------------------------------
                                                                             July 31, 2000       July 31, 1999         July 31, 1998
                                                                            -----------------   -----------------    --------------
      Cash Flows From Operating Activities:
       Net earnings                                                                    $ 860             $ 1,997            $ 4,943
       Reconciliation of net earnings to
       net cash from operating activities:
          Amortization of capitalized financing costs                                    515                 513                513
          Equity in earnings of Ferrellgas, L.P.                                     (16,069)            (17,690)           (20,671)
          Other current assets                                                           (11)             (1,201)                 3
          Distributions received from Ferrellgas, L.P.                                77,962              79,430             78,176
          Increase (decrease) in other current liabilities                              (172)                  1                 (1)
                                                                            -----------------   -----------------    ---------------
            Net cash provided by operating activities                                 63,085              63,050              62,963
                                                                            -----------------   -----------------    ---------------

      Cash Flows From Financing Activities:
       Distributions to partners                                                     (63,247)            (63,229)           (63,176)
       Net advance from affiliate                                                        162                 179                213
                                                                            -----------------   -----------------    ---------------
            Net cash used by financing activities                                    (63,085)            (63,050)           (62,963)
                                                                            -----------------   -----------------    ---------------

      Increase in cash and cash equivalents                                                -                   -                  -
      Cash and cash equivalents - beginning of period                                      1                   1                  1
                                                                            -----------------   -----------------    ---------------
      Cash and cash equivalents - end of period                                          $ 1                 $ 1                $ 1
                                                                            =================   =================    ===============



                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                            Balance at       Charged to                           Deductions          Balance
                                             beginning          cost/             Other            (amounts           at end
                Description                  of period        expenses          Additions        charged-off)        of period
----------------------------------------   --------------   --------------    --------------    ---------------    --------------

Year ended July 31, 2000

Allowance for doubtful accounts                   $1,296           $2,349                $0             $1,257            $2,388

Accumulated amortization:

    Intangible assets                            139,273           22,951                 0                  0           162,224

    Other assets                                   5,005            1,906                 0                 15             6,896

Year ended July 31, 1999

Allowance for doubtful accounts                   $1,381           $1,627               $75             $1,787            $1,296

Accumulated amortization:

    Intangible assets                            123,531           15,742                 0                  0           139,273

    Other assets                                   9,054            1,716                 0              5,765             5,005


Year ended July 31, 1998

Allowance for doubtful accounts                    1,234            2,997                 6              2,856             1,381

Accumulated amortization:

    Intangible assets                            109,211           14,320                 0                  0           123,531

    Other assets                                   6,753            2,301                 0                  0             9,054
                                      S-6
