Form 10-Q
period 2000-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2000-12-15
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2000

                                       or

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

Yes    [ X ]  No    [   ]

At December 14, 2000, the registrants had units or shares outstanding as follows:

        Ferrellgas Partners, L.P.       31,307,116        Common Units
                                         4,769,009        Senior Common Units

        Ferrellgas Partners Finance
        Corp.                                1,000        Common Stock

                   FERRELLGAS PARTNERS, L.P. and SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents
                                      Page
                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS                                                                           PAGE

                Ferrellgas Partners, L.P. and Subsidiaries

                Consolidated Balance Sheets - October 31, 2000 and July 31, 2000                                 1

                Consolidated Statements of Earnings -
                     Three months ended October 31, 2000 and 1999                                                2

                Consolidated Statement of Partners' Capital and Accumulated Other
                     Comprehensive Income - Three months ended October 31, 2000                                  3

                Consolidated Statements of Cash Flows -
                     Three months ended October 31, 2000 and 1999                                                4

                Notes to Consolidated Financial Statements                                                       5


                Ferrellgas Partners Finance Corp.

                Balance Sheets - October 31, 2000 and July 31, 2000                                             11

                Statements of Earnings - Three months ended October 31, 2000 and 1999                           11

                Statements of Cash Flows - Three months ended October 31, 2000 and 1999                         12

                Notes to Financial Statements                                                                   12

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                13

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      20

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                                               22

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                                       22

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                                                 22

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             22

ITEM 5.         OTHER INFORMATION                                                                               22

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                                22


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                                             October 31,        July 31,
ASSETS                                                                          2000             2000
----------------------------------------------------------------------      -------------   ---------------
                                                                            (unaudited)
Current Assets:
  Cash and cash equivalents                                                     $ 22,129           $14,838
  Accounts and notes receivable, net                                              49,438            89,801
  Inventories                                                                     77,600            71,979
  Prepaid expenses and other current assets                                        9,559             8,275
                                                                            -------------   ---------------
    Total Current Assets                                                         158,726           184,893

Property, plant and equipment, net                                               510,062           516,183
Intangible assets, net                                                           250,461           256,476
Other assets, net                                                                 23,626            10,355
                                                                            -------------   ---------------
    Total Assets                                                               $ 942,875         $ 967,907
                                                                            =============   ===============


LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                             $ 128,577           $95,264
  Other current liabilities                                                       57,952            77,631
  Short-term borrowings                                                            5,428            18,342
                                                                            -------------   ---------------
    Total Current Liabilities                                                    191,957           191,237

Long-term debt                                                                   724,930           718,118
Other liabilities                                                                 15,686            16,176
Contingencies and commitments                                                          -                 -
Minority interest                                                                  1,703             2,032

Partners' Capital:
 Senior common unitholder  (4,769,009 and 4,652,691 units outstanding at October
   2000 and July 2000, respectively - liquidation preference $190,760 and
   $186,108 at October 2000 and July 2000, respectively)                         185,555           179,786
 Common unitholders (31,307,116 units outstanding
   at both October 2000 and July 2000)                                          (118,638)          (80,931)
 General partner unitholder (316,233 units outstanding
   at both October 2000 and July 2000)                                           (58,891)          (58,511)
  Accumulated other comprehensive income                                             573          -
                                                                            -------------   ---------------
    Total Partners' Capital                                                        8,599            40,344
                                                                            -------------   ---------------
    Total Liabilities and Partners' Capital                                    $ 942,875         $ 967,907
                                                                            =============   ===============

                 See notes to consolidated financial statements.

                                        1

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per-unit data)
                                   (unaudited)


                                                                    For the three months ended
                                                              ----------------------------------------
                                                              October 31, 2000      October 31, 1999
                                                              ------------------    ------------------

Revenues:
  Gas liquids and related product sales                                $260,097              $141,507
  Other                                                                  10,287                21,232
                                                              ------------------    ------------------
    Total revenues                                                      270,384               162,739

Cost of product sold (exclusive of
  depreciation, shown separately below)                                 178,243                85,325
                                                              ------------------    ------------------

Gross profit                                                             92,141                77,414

Operating expense                                                        65,143                57,177
Depreciation and amortization expense                                    14,031                12,083
General and administrative expense                                        4,717                 5,183
Equipment lease expense                                                   8,107                 3,853
Employee stock ownership plan compensation charge                         1,069                 1,027
Loss on disposal of assets and other                                      1,171                    96
                                                              ------------------    ------------------

Operating loss                                                           (2,097)               (2,005)

Interest expense                                                        (16,168)              (12,581)
Interest income                                                             557                   258
                                                              ------------------    ------------------

Loss before minority interest                                           (17,708)              (14,328)

Minority interest                                                          (143)                 (106)
                                                              ------------------    ------------------

Net loss                                                                (17,565)              (14,222)

Paid-in-kind distribtuion to senior common unitholder                     4,653                     -
General partner's interest in net loss                                     (222)                 (142)
                                                              ------------------    ------------------
Common unitholders' interest in net loss                               $(21,996)             $(14,080)
                                                              ==================    ==================

Basic and diluted loss per common unit:
Net loss after paid-in-kind distribution                                $ (0.70)              $ (0.45)
                                                              ==================    ==================



                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND OTHER COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)



                                            Number of units                                          Accumulated
                                 -----------------------------                                          other
                                  Senior                 General   Senior                   General    compre-   Total
                                  common      Common     partner   common       Common      partner    hensive   partners'
                                 unitholder unitholders unitholder unitholder unitholders  unitholder  income  capital
                                 ------------------------------------------ ------------ --------------------- ----------

August 1, 2000                    4,652.7     31,307.1    316.2     $ 179,786   $ (80,931)  $ (58,511)  $  -      $ 40,344

 Accretion of discount on
  senior common units               -          -           -            1,116      (1,105)        (11)     -          -

 Contribution from general partner
    in connection with ESOP
    compensation charge             -          -           -                -       1,048          11      -         1,059

 Quarterly distributions            -          -           -                -     (15,654)       (158)     -       (15,812)

 Accrued paid-in-kind
  distributions                     116.3      -           -            4,653      (4,607)        (46)     -          -

 Comprehensive income:
   Net loss                         -          -           -                -     (17,389)       (176)     -       (17,565)
   Other comprehensive income-
   Cumulative effect of accounting
   change                                                                                                 709
   Net loss on derivative instruments                                                                     (34)
   Reclassification adjustments                                                                          (102)
                                                                                                    ----------
    Total other comprehensive income                                                                                   573
                                                                                                                  ----------
   Comprehensive income (loss)                                                                                     (16,992)

                                 --------  ----------  -------    ------------ ------------ ---------- ---------- ----------
October 31, 2000                  4,769.0   31,307.1    316.2       $ 185,555   $ (118,638)  $ (58,891)  $ 573     $ 8,599
                                 ========= ==========  =======    ============ ============ ========== ========== ==========

                 See notes to consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                      For the three months ended
                                                                 -------------------------------------
                                                                 October 31, 2000    October 31, 1999
                                                                 ------------------  -----------------

Cash Flows From Operating Activities:
 Net loss                                                                $ (17,565)         $ (14,222)
 Adjustments to reconcile net loss to cash flows from
  operating activities:
  Depreciation and amortization expense                                     14,031             12,083
  Other                                                                      2,589              1,965
  Changes in operating  assets and  liabilities,
    net of effects  from  business
    acquisitions and accounts receivable securitization:
    Accounts and notes receivable                                          (28,990)           (26,542)
    Inventories                                                             (5,047)           (29,843)
    Prepaid expenses and other current assets                               (1,284)            (8,380)
    Accounts payable                                                        33,313             27,616
    Accrued interest expense                                                (8,812)            (1,715)
    Other current liabilities                                               (8,540)            (1,244)
    Other liabilities                                                          (81)               157
                                                                 ------------------  -----------------
      Net cash used in operating activities                                (20,386)           (40,125)
                                                                 ------------------  -----------------

Cash Flows From Investing Activities:
 Proceeds from accounts receivable securitization                           55,000                  -
 Business acquisitions, net of cash acquired                                  (482)            (6,527)
 Cash paid for acquisition transaction fees                                 (3,052)                 -
 Capital expenditures                                                       (2,568)            (6,205)
 Other                                                                         787              1,468
                                                                 ------------------  -----------------
      Net cash provided by (used in) investing activities                   49,685            (11,264)
                                                                 ------------------  -----------------

Cash Flows From Financing Activities:
 Distributions                                                             (15,812)           (15,811)
 Additions to long-term debt                                                 7,914             10,223
 Reductions of long-term debt                                                 (999)            (1,214)
 Net additions (reductions) to short-term borrowings                       (12,914)            35,479
 Minority interest activity                                                   (197)              (161)
                                                                 ------------------  -----------------
      Net cash provided by (used in) financing activities                  (22,008)            28,516
                                                                 ------------------  -----------------

Increase (decrease) in cash and cash equivalents                             7,291            (22,873)
Cash and cash equivalents - beginning of period                             14,838             35,134
                                                                 ------------------  -----------------
Cash and cash equivalents - end of period                                 $ 22,129           $ 12,261
                                                                 ==================  =================

Cash paid for interest                                                    $ 24,393           $ 13,708
                                                                 ==================  =================



                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (unaudited)


A. The financial statements of Ferrellgas Partners, L.P. and Subsidiaries (the "Partnership") reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature, as well as the accounting change to adopt Statement of Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements with related notes included in the Partnership's annual report on Form 10-K for the year ended July 31, 2000.

B. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

C. Certain amounts included in the first quarter of fiscal 2000 consolidated financial statements have been reclassified to conform to the first quarter of fiscal 2001 presentation.

D. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 2000 and October 31, 1999 are not necessarily indicative of the results to be expected for a full year.

E.   Accounts Receivable Securitization

     During the three months ended October 31, 2000, Ferrellgas, L.P. received $55,000,000 in cash in exchange for the sale and contribution of an interest in a pool of its trade accounts receivable to its recently created wholly-owned, special purpose subsidiary, Ferrellgas Receivables, LLC. Ferrellgas Receivables then sold its interest to a commercial paper conduit of Banc One, NA according to the terms of a 364-day agreement. The level of funding available from this agreement is limited to $60,000,000. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction is reflected on the Partnership's financial statements as a sale of accounts receivable and an investment in a subsidiary. The proceeds of these sales are less than the face amount of the pool of accounts receivable sold. The difference is classified on the statement of earnings as "Loss on disposal of assets and other", and approximates the financing cost of issuing commercial paper backed by these accounts receivable. See Note F for the accounting policy implemented to account for "Investment in unconsolidated subsidiary."

F.   Supplemental Balance Sheet Information:

     Inventories consist of:
                                                                                     October 31,        July 31,
     (in thousands)                                                                      2000             2000
                                                                                    ---------------  ---------------
     Liquefied propane gas and related products                                            $57,182          $50,868
     Appliances, parts and supplies                                                         20,418           21,111
                                                                                    ---------------  ---------------
                                                                                           $77,600          $71,979
                                                                                    ===============  ===============

    In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of October 31, 2000, in addition to the inventory on hand, the Partnership had committed to take delivery of approximately 84,785,000 gallons at a fixed price for its future retail propane sales.

     Property, plant and equipment, net consist of:
                                                                                     October 31,        July 31,
     (in thousands)                                                                      2000             2000
                                                                                    ---------------  ---------------
     Property, plant and equipment                                                        $781,069         $781,548
     Less:  accumulated depreciation                                                       271,007          265,365
                                                                                    ---------------  ---------------
                                                                                          $510,062         $516,183
                                                                                    ===============  ===============

     In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This increase in the residual values resulted from a review by management of tank values established in an independent valuation obtained in connection with tank lease financings completed in December 1999 (see Note I). Due to this change in the tank residual values, depreciation expense was decreased by approximately $3,072,000, compared to the depreciation that would have been recorded using the previous estimated residual values. The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previous estimated residual values.

     Intangible assets, net consist of:
                                                                                     October 31,        July 31,
     (in thousands)                                                                      2000             2000
                                                                                    ---------------  ---------------
     Intangible assets                                                                    $419,067         $418,700
     Less:  accumulated amortization                                                       168,606          162,224
                                                                                    ---------------  ---------------
                                                                                          $250,461         $256,476
                                                                                    ===============  ===============

     Other assets, net consist of:
                                                                                     October 31,        July 31,
     (in thousands)                                                                      2000             2000
                                                                                    ---------------  ---------------
     Other assets, net                                                                     $10,800          $10,355
     Investment in unconsolidated subsidiary                                                12,826         -
                                                                                    ---------------  ---------------
                                                                                           $23,626          $10,355
                                                                                    ===============  ===============

     The investment in unconsolidated subsidiary represents the Partnership's investment in Ferrellgas Receivables and is accounted for on the equity basis. The earnings in the equity of the unconsolidated subsidiary and the loss on the sale of the receivables are noncash transactions and are classified as "Loss on disposal of assets and other" in the statement of earnings. See discussion of the transactions between the Partnership and Ferrellgas Receivables in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. See Note E for additional information about the accounts receivable securitization.

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

H. On September 14, 2000, the Partnership paid a cash distribution of $0.50 per common unit for the quarter ended July 31, 2000. On November 16, 2000, the Partnership declared its first-quarter cash distribution of $0.50 per common unit, that was paid on December 14, 2000.

I.   Business Combinations

          On December 17, 1999, the Partnership purchased Thermogas, LLC from Williams Natural Gas Liquids, Inc., a subsidiary of The Williams Companies, Inc. At closing, the Partnership entered into the following noncash transactions: a) issued $175,000,000 in senior common units to the seller,
     b) assumed a $183,000,000 bridge loan, and c) assumed a $135,000,000 operating tank lease. After the conclusion of these acquisition-related transactions, including the merger of Ferrellgas, L.P. and Thermogas, the Partnership acquired $61,842,000 of cash, which remained on the Thermogas balance sheet at the acquisition date.


     The total assets contributed to Ferrellgas, L.P. (at the Partnership's cost basis) have been preliminarily allocated as follows: (a) working capital of $14,800,000, (b) property, plant and equipment of $145,885,000, (c)
     $60,200,000 to customer list with an estimated useful life of 15 years, (d) $18,500,000 to trademarks with an estimated useful life of 15 years (e) $9,600,000 to assembled workforce with an estimated useful life of 15 years, (f) $3,071,000 to non-compete agreements with an estimated useful life ranging from one to seven years, and (g) $65,751,000 to goodwill at an estimated useful life of 15 years. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. The Partnership has accrued $7,033,000 in involuntary employee termination benefits and exit costs, which it expects to incur within twelve months from the acquisition date as it implements the integration of the Thermogas operations. This accrual included $5,870,000 of termination benefits and $1,163,000 of costs to exit Thermogas activities. As of October 31, 2000, the Partnership has paid $4,094,000 for termination benefits and $1,154,000 for exit costs. The Partnership intends to continue its analysis of the net assets of Thermogas to determine the final allocation of the total purchase price to the various assets acquired. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Thermogas have been included in the consolidated financial statements from the date of acquisition.




     The following financial information assumes that the Thermogas acquisition occurred as of August 1, 1999 (unaudited):

                                                                                  Three months ended
                                                                            --------------------------------
                                                                             October 31,      October 31,
     (in thousands, except per unit amounts)                                     2000            1999
                                                                                               Pro Forma
                                                                            --------------------------------
     Total revenues                                                               $270,384         $215,838
     Net loss                                                                     (17,565)         (25,527)
     Common unitholders' interest in net loss                                     (21,996)         (29,603)
     Basic and diluted loss per common unit                                       $ (0.70)         $ (0.95)

J.   Earnings Per Unit

     Below is a calculation of the basic and diluted common units used to calculate basic and diluted loss per unit on the statements of earnings.

     (in thousands, except per unit data)

                                                                                  Three months ended
                                                                                October 31,      October 31,
                                                                                    2000             1999
                                                                             ----------------- ----------------

          Common unitholders' interest in net loss                                  $(21,996)        $(14,080)

          Weighted average common units outstanding                                  31,307.1         31,305.5
                                                                             ----------------- ----------------

          Basic and diluted loss per common unit                                     $ (0.70)         $ (0.45)
                                                                             ================= ================


     The senior common units have been excluded from common units outstanding as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic and diluted loss per common unit, the distribution paid on senior common units is subtracted from net loss to arrive at the common unitholders' interest in net loss.


 K.  Adoption of New Accounting Standards

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Partnership's overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk.


     Product purchase price risk

     Fluctuations in the wholesale cost of propane subject the Partnership to purchase price risk. During fiscal year 2000, the Partnership purchased approximately one billion gallons of propane at various prices that were eventually sold to its customers, exposing the Partnership to future product price fluctuations. Also, certain forecasted transactions expose the Partnership to purchase price risk. The Partnership continually monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. The Partnership uses derivative products to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of cash flow hedges due to hedge ineffectiveness are recognized in other revenues on the statement of earnings. The fair value of these derivatives related to purchase price risk are classified on the balance sheet as inventories. The Partnership also purchases and sells derivatives that are not classified as hedges to manage other risks associated with commodity prices. The changes in fair value of these derivatives are recognized in other revenue on the statement of earnings as they occur.

     The Partnership also uses forward contracts, not designated as hedging instruments under SFAS 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS 133, as amended by SFAS 137 and SFAS 138, and thus are not adjusted to fair market value.

     Interest rate risk

     The Partnership also holds $724,930,000 in primarily fixed rate long-term debt and $158,800,000 in variable rate operating leases. Fluctuations in interest rates subject the Partnership to interest rate risk. Decreases in interest rates decrease the fair value of the Partnership's fixed rate debt, while increases in interest rates subject the Partnership to the risk of increased interest expense related to its variable rate debt.

     The Partnership enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized in interest expense on the statement of earnings as they occur. Interest rate caps are used to hedge the risk associated with rising interest rates and their affect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps are designated as cash flow hedges and thus, the effective portions of changes in the fair value of the hedges are recorded in other comprehensive income (OCI) and are recognized as interest expense in the statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the statement of earnings as they occur. Fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other assets or as other liabilities on the balance sheet.


     Effect of adoption of SFAS 133

     The adoption of SFAS 133 resulted in an increase in earnings of $299,000 and an increase in OCI of $709,000 as of August 1, 2000. The increase in earnings is primarily attributable to net gains in the fair value of derivatives not designated as hedging instruments under SFAS 133. The increase in OCI is mostly attributable to net gains on cash flow hedges for the fair value of options designated as hedging instruments. The net gains related to these derivatives included in OCI as of August 1, 2000, will be reclassified into earnings during the twelve months ended July 31, 2001, at the same time that that hedged item affects earnings. The Partnership uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.


     Three months ended October 31, 2000

     Gains and losses related to derivatives held for product price risk included in OCI are reclassified into earnings at the expiration or settlement date of the hedged item. The Partnership estimates that $573,000 of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.


     Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended October 31, 2000. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended October 31, 2000.

     Revenue Recognition

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. Management implemented this bulletin in the first quarter of fiscal 2001 with no material affect on the Partnership's financial position, results of operations or cash flows.

     Accounting for Securitization

     The FASB also recently issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Partnership is currently assessing the effect of SFAS No. 140 on its financial position, results of operations and cash flows. See Notes E and F for discussion of SFAS No. 125's effect on recent accounts receivable transactions. SFAS 125 affects the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral and will be effective for the Partnership's fiscal year ending July 31, 2001.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                                 October 31,            July 31,
ASSETS                                                                              2000                  2000
--------------------------------------------------------------------          ------------------   -------------------
                                                                                 (unaudited)

Cash                                                                                     $1,000               $1,000
                                                                              ------------------   -------------------
Total Assets                                                                             $1,000               $1,000
                                                                              ==================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding                                          $1,000               $1,000

Additional paid in capital                                                                1,328                1,237

Accumulated deficit                                                                      (1,328)              (1,237)
                                                                              ------------------   -------------------
Total Stockholder's Equity                                                               $1,000               $1,000
                                                                              ==================   ===================







                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                                                       Three Months Ended
                                                                              -------------------------------------
                                                                                 October 31,        October 31,
                                                                                    2000               1999
                                                                              ------------------ ------------------

General and administrative expense                                                      $ 91             $  186

                                                                              ----------------- ------------------
Net loss                                                                                $(91)             $(186)
                                                                              ================== ==================

                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Three Months Ended
                                                             --------------------------------------------
                                                                October 31,              October 31,
                                                                   2000                      1999
                                                             ------------------       -------------------

Cash Flows From Operating Activities:
  Net loss                                                               $(91)                    $ (186)
                                                                                      -------------------
                                                             ------------------
      Cash used in operating activities                                   (91)                      (186)
                                                             ------------------       -------------------

Cash Flows From Financing Activities:
  Capital contribution                                                      91                       186
                                                                                      -------------------
                                                             ------------------
      Cash provided by financing activities                                 91                       186
                                                             ------------------       -------------------

Change in cash                                                               -                         -
Cash - beginning of period                                               1,000                     1,000

                                                             ------------------       -------------------
Cash - end of period                                                    $1,000                    $1,000
                                                             ==================       ===================

                       See notes to financial statements.









                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and liquidity and capital resources of Ferrellgas Partners, L.P.. Except for the $160,000,000 of 9 3/8% Senior Secured Notes issued in April 1996 by Ferrellgas Partners and the related interest expense, Ferrellgas, L.P. accounts for nearly all of the consolidated assets, liabilities, sales and earnings of Ferrellgas Partners.

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

     The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include but are not limited to the following:

o    the effect of weather conditions on demand for propane,
o    price and availability of propane supplies,
o    price and inventory risk of propane supplies,
o the effect of increasing volatility in commodity prices on the Partnership's liquidity,
o    the timing of collection of accounts receivable,
o    the availability of capacity to transport propane to market areas,
o    competition from other energy sources and within the propane industry,
o    operating risks incidental to transporting, storing, and distributing propane,
o    changes in interest rates,
o    governmental legislation and regulations,
o    energy efficiency and technology trends,
o    the condition of the capital markets in the United States,
o    the political and economic stability of the oil producing nations,
o the expectation that the senior common units will be redeemed in the future with proceeds from an offering of equity at a price satisfactory to the Partnership, and
o expected savings from the integration of the Thermogas acquisition, reductions made in personnel and assets related to the existing Ferrellgas,
     L.P.   locations  and  savings   related  to  the  routing  and  scheduling
     improvements, all discussed in "Business Recent Initiatives" section of the Partnership's annual report filed on Form 10-K for the year ended July 31, 2000.

Results of Operations

     Due to the seasonality of the retail propane business, results of operations for the three months ended October 31, 2000 and 1999, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Historically, these fixed cost increases have caused net losses in the first and fourth fiscal quarters and net income in the second and third fiscal quarters to be more pronounced.

Three Months Ended October 31, 2000 vs. October 31, 1999

     Total Revenues. Total gas liquids and related product sales increased 83.8% to $260,097,000 in the first quarter of fiscal 2001 as compared to $141,507,000 in the first quarter of fiscal 2000, primarily due to increased retail sales volume and an increased average sales price per gallon.

     Retail sales volumes increased 30.4% to 200,063,000 gallons in the first quarter of fiscal 2001 as compared to 153,429,000 gallons in the first quarter of fiscal 2000, primarily due to the acquisition of Thermogas. The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane. The wholesale cost of propane for the first quarter of fiscal 2001 was significantly higher compared to the first quarter of fiscal 2000. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.614 per gallon during the first quarter of fiscal 2001 compared to an average of $0.431 per gallon in the first quarter of fiscal 2000. Other major supply points in the United States experienced similar increases. Other revenues decreased by $10,945,000 primarily due to significant risk management gains realized in the first quarter of fiscal 2000 that were not repeated during the first quarter of fiscal 2001, partially offset by contributions from Thermogas operations.

     Gross Profit. Gross profit increased 19.0% to $92,141,000 in the first quarter of fiscal 2001 as compared to $77,414,000 in the first quarter of fiscal 2000, primarily due to gross profit generated from the acquired Thermogas operations and, to a lesser extent, increased retail margins, partially offset by the decrease in other revenues.

     Operating Expense. Operating expense increased 13.9% to $65,143,000 in the first quarter of fiscal 2001 as compared to $57,177,000 in the first quarter of fiscal 2000 primarily due to personnel, plant and office, vehicle and other operating expenses related to the acquired Thermogas operations partially offset by reductions made since the first quarter of fiscal 2000 in personnel, vehicles and other expenses in the existing Ferrellgas operations.

     Depreciation and Amortization. Depreciation and amortization expense increased 16.1% to $14,031,000 in the first quarter of fiscal 2001 as compared to $12,083,000 in the first quarter of fiscal 2000 primarily due to the addition of property, plant and equipment, and intangible assets from the Thermogas acquisition, partially offset by the change in the estimated residual values used to compute the depreciation of customer and storage tanks. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This increase in the residual values resulted from a review by management of tank values established in an independent valuation obtained in connection with tank lease financings completed in December 1999. Due to this change in the tank residual values, depreciation expense was decreased by approximately $3,072,000, compared to the depreciation that would have been recorded using the previous estimated residual values. The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previous estimated residual values.

     Equipment Lease Expense. Equipment lease expense increased 110.4% to $8,107,000 in the first quarter of fiscal 2001 as compared to $3,853,000 in the first quarter of fiscal 2000 due to the addition of Thermogas operating leases, and to a lesser extent to upgrades to the Partnership's truck fleet.

     Interest expense. Interest expense increased 28.5% to $16,168,000 in the first quarter of fiscal 2001 as compared to $12,581,000 in the first quarter of fiscal 2000. This increase is primarily the result of increased borrowings related to the Thermogas acquisition, partially offset by the effect of the reduced borrowings during the first quarter of fiscal 2001 resulting from the funds generated from the accounts receivable securitization. See discussion of the transactions between the Partnership and Ferrellgas Receivables, LLC in Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources.

Liquidity and Capital Resources

     The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Due to the seasonality of the Partnership's retail propane business, a significant portion of the Partnership's cash flow from operations is typically generated during the winter heating season which occurs during the Partnership's second and third fiscal quarters. Typically, the Partnership generates negative cash flow from operations in its first and fourth fiscal quarters, because fixed costs exceed gross profit during the non-peak season. Consistent with prior years, the first quarter ending October 31, 2000, generated negative cash flows from operations and is typically the time period when the Partnership utilizes other sources of funds to meet its obligations. Subject to meeting certain financial tests discussed below, Ferrellgas, Inc. believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $160,000,000 senior secured notes issued in April 1996 and to distribute to Ferrellgas Partners sufficient funds to distribute the minimum quarterly distribution on all common units for the quarter ending January 31, 2001.

     The Partnership's credit facilities, public debt, private debt, accounts receivable securitization facility and tank leases contain several financial tests and covenants which restrict the Partnership's ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on the Partnership's debt to cash flow ratio and cash flow to interest expense ratio. Ferrellgas, Inc. believes that the most restrictive of these tests currently are debt incurrence limitations within the credit facility, tank leases and accounts receivable securitization facility and limitations on the payment of distributions within the Ferrellgas Partners senior secured notes. The credit facility, tank leases and accounts receivable securitization facility limit Ferrellgas, L.P.'s ability to incur debt if Ferrellgas, L.P. exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. The Ferrellgas Partners senior secured notes restrict payments if a minimum ratio of cash flow to interest expense is not met. This restriction places limitations on the Partnership's ability to make certain restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon the Partnership's most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period.

     The Partnership's financial performance during the 2000, 1999 and 1998 fiscal years has been adversely impacted by average temperatures that were reported by the National Oceanic Atmospheric Administration as the warmest in recorded history. In addition, during fiscal 2000, the Partnership experienced high product costs which negatively impacted retail margins. Despite these challenges, the Partnership has continued to meet all of its financial tests and covenants. These include the debt incurrence tests within the credit facility, tank leases and accounts receivable securitization facility and the Ferrellgas Partners senior secured notes restricted payment test, as well as other financial tests and covenants in the Ferrellgas Partners senior secured notes, the $350 million senior notes, the $184 million senior notes, the credit facility, the tank leases and the accounts receivable securitization facility.

     Based upon current estimates of the Partnership's cash flow, Ferrellgas, Inc. believes that the Partnership will be able to meet all of the required financial tests and covenants for the quarter ending January 31, 2001. However, due to the lower than expected operating results experienced during fiscal 2000, if the Partnership were to encounter additional unexpected downturns in business operations, such as significantly warmer than normal weather or a volatile cost environment, the Partnership may not meet certain financial tests during immediate future quarters. These factors could temporarily restrict the ability of Ferrellgas, L.P. to incur debt or Ferrellgas Partner's ability to make cash distributions to its common unitholders. Depending on the circumstances, the Partnership may consider alternatives to permit the incurrence of debt at Ferrellgas, L.P. or the continued payment by Ferrellgas Partners of the quarterly cash distribution to its common unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

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

     Toward this purpose, on February 5, 1999, Ferrellgas Partners filed a shelf registration statement with the Securities and Exchange Commission for the periodic sale of up to $300,000,000 in equity and/or debt securities. The registered securities would be available for sale by the Partnership in the future to fund acquisitions, to reduce indebtedness or to fund general corporate purposes.

     Ferrellgas Partners also maintains an additional shelf registration statement with the Securities and Exchange Commission for 2,010,484 common units. These common units may be issued by Ferrellgas Partners in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash used in operating activities was $20,387,000 for the three months ended October 31, 2000, compared to cash used in operating activities of $40,125,000 for the three months ended October 31, 1999. This decreased use of cash is primarily due to the timing of receipts and payments related to risk management activities and to a lesser extent higher working capital requirements resulting from the increased costs of propane and the acquisition of Thermogas.

    Investing Activities. During the first quarter of fiscal 2001, the Partnership made growth and maintenance capital expenditures of $2,568,000 consisting primarily of the following:

o        relocating and upgrading district plant facilities,
o        vehicle lease buyouts,
o        upgrading computer equipment and software, and
o        additions to propane storage tanks and cylinders.

     The Partnership's capital requirements for repair and maintenance of property, plant and equipment are relatively low due to limited technological change and long useful lives of propane tanks and cylinders.

     The Partnership leases light and medium duty trucks, tractors and trailers. The Partnership believes vehicle leasing is a cost-effective method for meeting its transportation equipment needs. The Partnership purchased $217,000 of vehicles whose lease terms expired in the first quarter of fiscal 2001. The Partnership plans to purchase vehicles at the end of their lease term totaling $1,169,000 in fiscal 2001, $203,000 in fiscal 2002 and $143,000 in fiscal 2003.
The Partnership intends to renew other vehicle and tank leases that would have had buyouts of $452,000 in fiscal 2001, $7,057,000 in fiscal 2002, $162,569,000 in  fiscal  2003,  $4,981,000  in fiscal  2004 and  $4,086,000  in fiscal  2005.
Historically, the Partnership has been successful in renewing vehicle leases subject to buyouts. However, there is no assurance that it will be successful in the future.

     The Partnership continues to seek to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests.

     Financing Activities. During the three months ended October 31, 2000, Ferrellgas, L.P. received $55,000,000 in cash in exchange for the sale and contribution of an interest in a pool of its trade accounts receivable to its recently created wholly-owned, special purpose subsidiary, Ferrellgas Receivables. Ferrellgas Receivables then sold its interest to a commercial paper conduit of Banc One, NA according to the terms of a 364-day agreement. The level of funding available from this accounts receivable facility agreement is limited to $60,000,000. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" this transaction is reflected on the Partnership's financial statements as a sale of accounts receivable and an investment in a subsidiary. The proceeds of these sales are less than the face amount of the pool of accounts receivable sold by an amount that approximates the financing cost of issuing commercial paper backed by these accounts receivable. See Notes E and F in the Consolidated Financial Statements included elsewhere in this report for additional information regarding these transactions.

     Ferrellgas, L.P.'s credit facility, which expires June 30, 2003, is unsecured and consists of a $117,000,000 working capital, general corporate and acquisition facility, including a letter of credit facility, and a $40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the credit facility bear interest, at the borrower's option, at a rate equal to either London Interbank Offered Rate plus an applicable margin varying from 1.25 percent to 2.25 percent or the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent. The bank's base rate at October 31, 2000 and July 31, 2000 was 9.5%. During the three months ended October 31, 2000, the Partnership repaid $5,000,000 of its credit facility.

     At October 31, 2000, $25,000,000 of borrowings and $51,827,500 of letters of credit were outstanding under the Ferrellgas, L.P. credit facility. These borrowings currently carry an interest rate of 8.94%. At October 31, 2000, Ferrellgas, L.P. had $85,172,500 available for general corporate, acquisition and working capital purposes under the credit facility and the accounts receivable facility. Based on the pricing grid contained in the credit facility, the current borrowing rate for future borrowings under the credit facility is London Interbank Offered Rate plus 2.25%. The Partnership believes that during fiscal 2001 these facilities will be sufficient to meet its working capital needs. However, if the Partnership were to experience an unexpected significant increase in working capital requirements, it could exceed its immediately available resources. Events that could cause increases in working capital requirements include a significant increase in the cost of propane compared to current levels, a significant delay in the collections of accounts receivable or increased volatility in commodity prices related to risk management activities. The Partnership would consider alternatives to provide increased working capital. No assurances can be given, however, that such alternatives can or will be implemented.

     Effective April 27, 2000, the Partnership entered into an interest rate swap agreement with Bank of America, related to the semi-annual interest payment due on the $160,000,000 fixed rate Senior Notes due 2006. The swap agreement, which expires June 15, 2006, requires Bank of America to pay the stated fixed interest rate (annual rate 9.375%) pursuant to the $160,000,000 senior notes, equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership is required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the three month London Interbank Offered Rate interest rate plus 1.655% applied to the same notional amount of $160,000,000. Bank of America has a one-time opportunity to terminate this agreement without a cancellation premium in June 2001.

     Effective June 2, 2000, Ferrellgas, L.P. entered into an interest rate cap agreement with Bank of America, related to variable quarterly rent payments due pursuant to two tank lease agreements. The variable quarterly rent payments are determined based upon a floating London Interbank Offered Rate based interest rate. The cap agreement, which expires June 30, 2003, requires Bank of America to pay Ferrellgas, L.P. at the end of each March, June, September and December the excess, if any, of the applicable three month floating London Interbank Offered Rate interest rate over a cap of 9.3%, applied to the unamortized amount outstanding each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of October 31, 2000 was $158,800,000.

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

     On December 6, 1999, Ferrellgas, L.P. entered into a $25,000,000 operating tank lease involving the sale-leaseback of a portion of its customer tanks with Banc of America Leasing & Capital, LLC. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of Ferrellgas, L.P., if such extension is approved by the lessor. On December 17, 1999, immediately prior to the closing of the Thermogas acquisition, Thermogas entered into a $135,000,000 operating tank lease involving a portion of its customer tanks, with Banc of America Leasing & Capital, LLC. In connection with the acquisition of Thermogas, Ferrellgas, L.P. assumed all obligations under the $135,000,000 operating tank lease, which have terms and conditions similar to the December 6, 1999, $25,000,000 operating tank lease discussed above. The Partnership intends to renew both leases for the two additional one-year periods, subject to lessor approval. Following the renewal periods, the Partnership intends to refinance these leases, however, there can be no assurance that the Partnership will be successful in obtaining this refinancing or lessor approval for the renewals. See related discussion in the Investing Activities section of Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

     On August 4, 1998, Ferrellgas, L.P. issued the privately placed unsecured $350 million senior notes. The senior notes include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%.

     On December 17, 1999, the Partnership purchased Thermogas from Williams Natural Gas Liquids, Inc., a subsidiary of The Williams Companies, Inc. Part of the consideration paid to Williams at closing by the Partnership was $175,000,000 in newly issued senior common units. Williams has the right to convert any outstanding senior common units into common units at a premium on February 1, 2002 or upon the occurrence of a material event. However, the Partnership intends to redeem the senior common units at par value prior to the date of conversion. No assurances can be given that the Partnership will be successful in securing the financing to redeem the senior common units.

     On November 16, 2000, the Partnership declared an in-kind distribution of $1.00 per senior common unit payable by the issuance of additional senior common units and a cash distribution of $0.50 per common unit, that was paid on December 14, 2000.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Partnership's overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk.

Product purchase price risk

     Fluctuations in the wholesale cost of propane subject the Partnership to purchase price risk. During fiscal year 2000, the Partnership purchased approximately one billion gallons of propane at various prices that were eventually sold to its customers, exposing the Partnership to future product price fluctuations. Also, certain forecasted transactions expose the Partnership to purchase price risk. The Partnership continually monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. The Partnership uses derivative products to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of cash flow hedges due to hedge ineffectiveness are recognized in other revenues on the statement of earnings. The fair value of these derivatives related to purchase price risk are classified on the balance sheet as inventories. The Partnership also purchases and sells derivatives that are not classified as hedges to manage other risks associated with commodity prices. The changes in fair value of these derivatives are recognized in other revenue on the statement of earnings as they occur.

     The Partnership also uses forward contracts, not designated as hedging instruments under SFAS 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS 133, as amended by SFAS 137 and SFAS 138, and thus are not adjusted to fair market value.

Interest rate risk

     The Partnership also holds $724,930,000 in primarily fixed rate long-term debt and $158,800,000 in variable rate operating leases. Fluctuations in interest rates subject the Partnership to interest rate risk. Decreases in interest rates decrease the fair value of the Partnership's fixed rate debt, while increases in interest rates subject the Partnership to the risk of increased interest expense related to its variable rate debt.

     The Partnership enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized in interest expense on the statement of earnings as they occur. Interest rate caps are used to hedge the risk associated with rising interest rates and their affect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps are designated as cash flow hedges and thus, the effective portions of changes in the fair value of the hedges are recorded in other comprehensive income (OCI) and are recognized as interest expense in the statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the statement of earnings as they occur. Fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other assets or as other liabilities on the balance sheet.

Effect of adoption of SFAS 133

The adoption of SFAS 133 resulted in an increase in earnings of $299,000 and an increase in OCI of $709,000 as of August 1, 2000. The increase in earnings is primarily attributable to net gains in the fair value of derivatives not designated as hedging instruments under SFAS 133. The increase in OCI is mostly attributable to net gains on cash flow hedges for the fair value of options designated as hedging instruments. The net gains related to these derivatives included in OCI as of August 1, 2000, will be reclassified into earnings during the twelve months ended July 31, 2001, at the same time that that hedged item affects earnings. The Partnership uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

Three months ended October 31, 2000

     Gains and losses related to derivatives held for product price risk included in OCI are reclassified into earnings at the expiration or settlement date of the hedged item. The Partnership estimates that $573,000 of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

     Hedge in effectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended October 31, 2000. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended October 31, 2000.

Revenue Recognition

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. Management implemented this bulletin in the first quarter of fiscal 2001 with no material affect on the Partnership's financial position, results of operations or cash flows.

Accounting for Securitization

     The FASB also recently issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Partnership is currently assessing the effect of SFAS No. 140 on its financial position, results of operations and cash flows. See Notes E and F for discussion of SFAS No. 125's effect on recent accounts receivable transactions. SFAS 125 affects the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral and will be effective for the Partnership's fiscal year ending July 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt and operating leases by interest rate collar and cap agreements. At October 31, 2000, the Partnership had $185,000,000 in variable rate debt and $25,000,000 notional amount of interest rate collar agreements outstanding, after considering the effect of the swap transaction. The variable rate debt increased in fiscal 2000 by $160,000,000 due to the swap transaction. At October 31, 2000, the Partnership had $158,800,000 outstanding in variable rate operating leases and $158,800,000 notional amount of interest rate collar agreements outstanding to hedge the related variable rate exposure. Both the operating leases and interest rate collar agreements were entered into in fiscal 2000. Thus, assuming a 100 basis point increase in the variable interest rate to the Partnership during fiscal 2001, the interest rate risk related to the variable rate debt, the operating tank leases, the swap transaction and the associated interest rate collar and cap agreements would be an increase of $2,986,000.

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

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $8,418,000 as of October 31, 2000. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus, actual results may differ.

                           PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

           Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5. OTHER INFORMATION

           Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (b)  Reports on Form 8-K

            The Partnership did not file a Form 8-K during the quarter ended October 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FERRELLGAS PARTNERS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date: December 15, 2000                     By /s/ Kevin T. Kelly
                                            ------------------------------------
                                            Kevin T. Kelly
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)



                                            FERRELLGAS PARTNERS FINANCE CORP.


Date: December 15, 2000                     By     /s/ Kevin T. Kelly
                                            ------------------------------------
                                            Kevin T. Kelly
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)