Form 10-Q
period 2001-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2001-03-14
CIK 922358, 1012493

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

At March 14, 2001, the registrants had units or shares outstanding as follows:

        Ferrellgas Partners, L.P.      31,307,116         Common Units

                                        4,888,234         Senior Common Units

        Ferrellgas Partners
        Finance Corp.                       1,000         Common Stock

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                        FERRELLGAS PARTNERS FINANCE CORP.

                                TABLE OF CONTENTS

                                                                                                               PAGE

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                Consolidated Balance Sheets - January 31, 2001 and July 31, 2000                                 1

                Consolidated Statements of Earnings -
                     Three and six months ended January 31, 2001 and 2000                                        2

                Consolidated Statement of Partners' Capital and Accumulated Other

                     Comprehensive Income - Six months ended January 31, 2001                                    3

                Consolidated Statements of Cash Flows -
                     Six months ended January 31, 2001 and 2000                                                  4

                Notes to Consolidated Financial Statements                                                       5


                FERRELLGAS PARTNERS FINANCE CORP.

                Balance Sheets - January 31, 2001 and July 31, 2000                                             11

                Statements of Earnings - Three and six months ended January 31, 2001 and 2000                   11

                Statements of Cash Flows - Six months ended January 31, 2001 and 2000                           12

                Notes to Financial Statements                                                                   12

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                13

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      22

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                                               24

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                                       24

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                                                 24

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             24

ITEM 5.         OTHER INFORMATION                                                                               24

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                                24


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                       January 31,    July 31,
ASSETS                                                                    2001          2000
-------------------------------------------------------------------   -------------- ------------
                                                                       (unaudited)
Current Assets:
  Cash and cash equivalents                                                $ 34,938      $14,838
  Accounts and notes receivable, net                                        162,113       89,801
  Inventories                                                                95,321       71,979
  Prepaid expenses and other current assets                                  12,623        8,275
                                                                      -------------- ------------
    Total Current Assets                                                    304,995      184,893

Property, plant and equipment, net                                          499,875      516,183
Intangible assets, net                                                      244,673      256,476
Other assets, net                                                            33,141       10,355
                                                                      -------------- ------------
    Total Assets                                                         $1,082,684     $967,907
                                                                      ============== ============


LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                         $156,876      $95,264
  Other current liabilities                                                  81,654       77,631
  Short-term borrowings                                                      11,745       18,342
                                                                      -------------- ------------
    Total Current Liabilities                                               250,275      191,237

Long-term debt                                                              724,153      718,118
Other liabilities                                                            16,914       16,176
Contingencies and commitments                                                    -             -
Minority interest                                                             2,527        2,032

Partners' Capital:
 Senior common unitholder  (4,888,234 and 4,652,691
   units outstanding at January 2001 and July 2000,
   redeemable liquidation value - $195,529 and $186,108, respectively)      191,439      179,786
 Common unitholders (31,307,116 units outstanding
   at both January 2001 and July 2000)                                      (45,018)     (80,931)
 General partner unitholder (316,233 units outstanding
   at both January 2001 and July 2000)                                      (58,147)     (58,511)
  Accumulated other comprehensive income                                        541       -
                                                                        -------------- ------------
    Total Partners' Capital                                                  88,815       40,344
                                                                        -------------- ------------
     Total Liabilities and Partners' Capital                              $1,082,684     $967,907
                                                                        ============== ============

                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands, except per-unit data)
                                   (unaudited)

                                                              Three months ended January 31      Six months ended January 31
                                                              -----------------------------      ----------------------------

                                                                 2001             2000             2001            2000
                                                             ------------    --------------    ------------    ------------
Revenues:
  Gas liquids and related product sales                          $612,752          $316,025        $872,849        $457,532
  Other                                                            36,446            24,970          46,733          46,202
                                                              ------------    --------------    ------------    ------------
    Total revenues                                                649,198           340,995         919,582         503,734

Cost of product sold (exclusive of
   depreciation, shown separately below)                          415,048           178,028         593,291         263,353
                                                              ------------    --------------    ------------    ------------

Gross profit                                                      234,150           162,967         326,291         240,381

Operating expense                                                  90,345            69,341         155,488         126,518
Depreciation and amortization expense                              13,947            13,916          27,978          25,999
General and administrative expense                                  6,910             5,960          11,627          11,143
Equipment lease expense                                             8,661             5,586          16,768           9,439
Employee stock ownership plan compensation charge                   1,125             1,026           2,194           2,053
Loss on disposal of assets and other                                1,983                33           3,154             129
                                                              ------------    --------------    ------------    ------------

Operating income                                                  111,179            67,105         109,082          65,100

Interest expense                                                  (16,106)          (14,697)        (32,274)        (27,278)
Interest income                                                       882               351           1,439             609
                                                              ------------    --------------    ------------    ------------

Earnings before minority interest                                  95,955            52,759          78,247          38,431

Minority interest                                                   1,007               573             864             467
                                                              ------------    --------------    ------------    ------------

Net earnings                                                       94,948            52,186          77,383          37,964

Paid-in-kind distribution to senior common unitholder               4,769             2,140           9,422           2,140
General partner's interest in net earnings                            902               500             680             358
  after paid-in-kind distribution                             ------------    --------------    ------------    ------------
Common unitholders' interest in net earnings                      $89,277           $49,546         $67,281         $35,466
                                                              ============    ==============    ============    ============

Basic and diluted earnings per common unit:

Net earnings after paid-in-kind distribution                       $ 2.85            $ 1.58          $ 2.15          $ 1.13
                                                              ============    ==============    ============    ============





















                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND OTHER COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                                                                      Accumulated
                                                                                                         other
                                  Senior                General    Senior                   General     compre-     Total
                                  common     Common     partner    common       Common      partner     hensive   partners'
                                 unitholder unitholders unitholder unitholder   unitholders  unitholder   income    capital
                                 --------- ----------- ----------- ---------- ------------ ----------- --------- ----------

August 1, 2000                    4,652.7    31,307.1    316.2    $ 179,786    $ (80,931)  $ (58,511)  $ -      $ 40,344

 Accretion of discount on
  senior common units               -          -          -           2,231       (2,209)        (22)    -          -

 Contribution from general partner
    in connection with ESOP
    compensation charge             -          -          -           -            2,149          22     -         2,171

 Quarterly distributions            -          -          -           -          (31,308)       (316)    -       (31,624)

 Accrued paid-in-kind
  distributions                     235.5      -          -           9,422       (9,328)        (94)    -            -

 Comprehensive income:
   Net earnings                     -          -          -            -          76,609         774     -         77,383
   Other comprehensive income-
   Cumulative effect of
   accounting change                                                                                       709
   Net gain on derivative instruments                                                                      273
   Reclassification adjustments                                                                           (441)
                                                                                                      ---------
    Total other comprehensive income                                                                                  541
                                                                                                                ----------
   Comprehensive income                                                                                            77,924

                                 --------- ----------- -------- ------------ ------------ ----------- --------- ----------
January 31, 2001                  4,888.2    31,307.1    316.2    $ 191,439    $ (45,018)  $ (58,147)    $ 541   $ 88,815
                                 ========= =========== ======== ============ ============ =========== ========= ==========


































                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                             Six months ended January 31
                                                             -----------------------------

                                                                 2001           2000
                                                             --------------  -------------

Cash Flows From Operating Activities:
 Net earnings                                                      $77,383        $37,964
 Reconciliation of net earnings to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                     27,978         25,999
  Employee stock ownership plan compensation charge                  2,194          2,053
  Other                                                              1,716          2,821
  Changes in operating assets and liabilities, net of effects from business acquisitions and accounts receivable securitization:
    Accounts and notes receivable                                 (192,177)       (79,282)
    Inventories                                                    (18,163)       (24,881)
    Prepaid expenses and other current assets                       (3,244)        (1,828)
    Accounts payable                                                61,612         43,977
    Accrued interest expense                                         1,198          2,207
    Other current liabilities                                        5,828            498
    Other liabilities                                                   89            (41)
                                                             --------------  -------------
      Net cash provided by (used in) operating activities          (35,586)         9,487
                                                             --------------  -------------

Cash Flows From Investing Activities:
 Proceeds from accounts receivable securitization                  100,000              -
 Business acquisitions, net of cash acquired                        (4,216)        54,827
 Capital expenditures                                               (6,054)       (13,597)
 Proceeds from sale leaseback transaction                                -         25,000
 Cash paid for acquisition transaction fees                              -        (13,294)
 Other                                                               1,070          1,934
                                                             --------------  -------------
      Net cash provided by investing activities                     90,800         54,870
                                                             --------------  -------------

Cash Flows From Financing Activities:
 Distributions to common unitholders                               (31,624)       (31,623)
 Net additions (reductions) to short-term borrowings                (6,597)        14,514
 Additions to long-term debt                                         5,897         12,812
 Reductions of long-term debt                                       (2,351)       (72,552)
 Cash paid for debt and lease financing costs                          (35)          (659)
 Cash contribution from general partner                                  -          3,571
 Other                                                                (404)          (398)
                                                             --------------  -------------
       Net cash used in financing activities                       (35,114)       (74,335)
                                                             --------------  -------------

Increase (decrease) in cash and cash equivalents                    20,100         (9,978)
Cash and cash equivalents - beginning of period                     14,838         35,134
                                                             --------------  -------------
Cash and cash equivalents - end of period                          $34,938        $25,156
                                                             ==============  =============

Cash paid for interest                                             $29,521        $23,775
                                                             ==============  =============






                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001

                                   (UNAUDITED)

A. The financial statements of Ferrellgas Partners, L.P. ("Ferrellgas Partners") and Subsidiaries (collectively, the "Partnership") reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature, as well as the accounting change to adopt Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The information included in this Form 10-Q should be read in conjunction with "Management's Discussion and Analysis" and the financial statements with related notes included in the Partnership's annual report on Form 10-K for the year ended July 31, 2000.

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

C. Certain amounts included in the three and six months ended January 31 of the fiscal 2000 consolidated financial statements have been reclassified to conform to the three and six months ended January 31 of the fiscal 2001 presentation.

D. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 2001 and 2000 are not necessarily indicative of the results to be expected for a full year.

E.       ACCOUNTS RECEIVABLE SECURITIZATION

         During the six months ended January 31, 2001, the Operating Partnership
          ("Ferrellgas, L.P.") received $100,000,000 in cash in exchange for the sale and contribution of an interest in a pool of its trade accounts receivable to its wholly-owned, special purpose subsidiary, Ferrellgas Receivables, LLC. Ferrellgas Receivables then sold its interest to a commercial paper conduit of Banc One, NA according to the terms of a 364-day agreement. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction is reflected on the Partnership's financial statements as a sale of accounts receivable and an investment in a subsidiary. The proceeds of these sales are less than the face amount of the pool of accounts receivable sold. The difference is classified on the statement of earnings as "Loss on disposal of assets and other", and approximates the financing cost of issuing commercial paper backed by these accounts receivable as well as the associated bad debt expense. See Note F for the accounting policy implemented to account for "Investment in unconsolidated subsidiary."



F.   SUPPLEMENTAL BALANCE SHEET INFORMATION:

     Inventories consist of:
                                                                                     JANUARY 31,        JULY 31,
     (in thousands)                                                                      2001             2000
                                                                                    ---------------  ---------------
     Liquefied propane gas and related products                                            $76,202          $50,868
     Appliances, parts and supplies                                                         19,119           21,111
                                                                                    ---------------  ---------------
                                                                                           $95,321          $71,979
                                                                                    ===============  ===============

    In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment  based on market  prices at the date of  delivery.  All fixed  price  contracts  have terms of less than one year.  As of January 31, 2001,  in addition to the  inventory  on hand,  the
    Partnership  had  committed  to take  delivery  of  approximately  3,636,000 gallons at a fixed price for its future retail propane sales.

     Property, plant and equipment, net consist of:

                                                                                     JANUARY 31,        JULY 31,
     (in thousands)                                                                      2001             2000
                                                                                    ---------------  ---------------
     Property, plant and equipment                                                        $774,720         $781,548
     Less:  accumulated depreciation                                                       274,845          265,365
                                                                                    ---------------  ---------------
                                                                                          $499,875         $516,183
                                                                                    ===============  ===============

     In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This increase in the residual values resulted from a review by management of tank values established in an independent valuation obtained in connection with tank lease financings completed in December 1999 (see Note I). Due to this change in the tank residual values, depreciation expense decreased by approximately $2,888,000 and $5,960,000 during the three and six months ended January 31, 2001, respectively, compared to the depreciation expense that would have been recorded using the previous estimated residual values.
     The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previous estimated residual values.

     Intangible assets, net consist of:
                                                                                     JANUARY 31,        JULY 31,
     (in thousands)                                                                      2001             2000
                                                                                    ---------------  ---------------
     Intangible assets                                                                    $420,364         $418,700
     Less:  accumulated amortization                                                       175,691          162,224
                                                                                    ---------------  ---------------
                                                                                          $244,673         $256,476
                                                                                    ===============  ===============




     Other assets, net consist of:
                                                                                     JANUARY 31,        JULY 31,
     (in thousands)                                                                      2001             2000
                                                                                    ---------------  ---------------
     Other assets, net                                                                     $11,618          $10,355
     Investment in unconsolidated subsidiary                                                21,523         -
                                                                                    ---------------  ---------------
                                                                                           $33,141          $10,355
                                                                                    ===============  ===============

     The investment in unconsolidated subsidiary represents the Partnership's investment in Ferrellgas Receivables and is accounted for on the equity basis. The earnings in the equity of the unconsolidated subsidiary, service income and the loss on the sale of the receivables are noncash transactions and are classified as "Loss on disposal of assets and other" in the statement of earnings. These amounts primarily reflect the financing cost of issuing commercial paper backed by these accounts receivable as well as the associated bad debt expense. See discussion of the transactions between the Partnership and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." See Note E for additional information about the accounts receivable securitization.

G.   CONTINGENCIES

     The Partnership is threatened with or named as a defendant in various lawsuits, which among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Partnership.

H.   COMMON UNIT DISTRIBUTIONS

     On September 14, 2000, and December 14, 2000, the Partnership paid a cash distribution of $0.50 per common unit for the quarters ended July 31, 2000 and October 31, 2000, respectively. On February 16, 2001, the Partnership declared a cash distribution of $0.50 per common unit, payable March 14, 2001, for the quarter ended January 31, 2001.

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

     The total assets contributed to Ferrellgas, L.P. (at the Partnership's cost basis) have been allocated as follows:

     ASSET (IN THOUSANDS)                           ALLOCATED           YEARS OF
                                                   COST BASIS        USEFUL LIFE

     Working capital                                 $ 14,800    Not  applicable
     Property, plant and equipment                    140,227         2-30
     Goodwill                                          85,447          15
     Customer list                                     60,200          15
     Assembled workforce                                9,600          15
     Noncompete agreements                              3,071         1-7

     The fair values and useful lives of tanks are based on an independent valuation. The fair value and useful lives of all other assets acquired are based on the Partnership's analysis. As the Partnership has integrated the operations of Thermogas, it has paid $4,094,000 for termination benefits and $1,381,000 for exit costs since December 17, 1999. The estimated liability for termination benefits and exit costs has been reduced by $1,558,000 with the corresponding adjustment to goodwill. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Thermogas have been included in the consolidated financial statements from the date of acquisition.

     The following financial information assumes that the Thermogas acquisition occurred as of August 1, 1999 (unaudited):

                                                                                   SIX MONTHS ENDED

                                                                            --------------------------------
                                                                                               PRO FORMA
                                                                             JANUARY 31,       JANUARY 31,
     (in thousands, except per unit amounts)                                     2001            2000
     Total revenues                                                          $919,582         $599,742
     Net earnings                                                              77,383           21,123
     Common unitholders' interest in net earnings                              67,281           12,249
     Basic and diluted earnings per common unit                                $ 2.15           $ 0.39


J.   EARNINGS PER UNIT

     Below is a calculation of the basic and diluted common units used to calculate basic and diluted earnings per unit on the statements of earnings.

     (in thousands, except per unit data)

                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             ------------------                      ----------------
                                       JANUARY 31,     JANUARY 31, 2000      JANUARY 31,      JANUARY 31,
                                           2001              2000               2001              2000

Common unitholders' interest in net
earnings                                 $89,277           $49,546             $67,281          $35,466
                                    --------------    ---------------      ---------------  --------------

Weighted average common units
outstanding                              31,307.1          31,307.1            31,307.1         31,306.3

Basic  and  diluted   earnings   per
common unit                                $ 2.85            $ 1.58              $ 2.15           $ 1.13
                                    ===============   ================     ===============  ===============

     The senior common units are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period and have been excluded from common units outstanding. In order to compute the basic and diluted earnings per common unit, the distribution paid-in-kind on senior common units is subtracted from net earnings to arrive at the common unitholders' interest in net earnings.

 K.  ADOPTION OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Partnership's overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset, a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk.

     The Partnership uses cash flow hedges to manage exposure to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

     Product purchase price risk

     Fluctuations in the wholesale cost of propane subject the Partnership to purchase price risk. The Partnership purchases propane at various prices that are eventually sold to its customers, exposing the Partnership to future product price fluctuations. Also, certain forecasted transactions expose the Partnership to purchase price risk. The Partnership continually monitors and assesses its purchase price exposures and consequently utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. The Partnership uses derivative products to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income
     (OCI) and are recognized in the statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of cash flow hedges due to hedge ineffectiveness are recognized in other revenues on the statement of earnings. The fair value of the derivatives related to purchase price risk are classified on the balance sheet as inventories. The Partnership also purchases and sells derivatives that are not classified as hedges to manage other risks associated with commodity prices. The changes in fair value of these derivatives are recognized as they occur in other revenue on the statement of earnings.

     The Partnership also uses forward contracts, not designated as hedging instruments under SFAS 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS 133, as amended by SFAS 137 and SFAS 138, and thus are not adjusted to fair market value.

     Interest rate risk

     The Partnership also holds $724,153,000 in primarily fixed rate long-term debt and $158,400,000 in variable rate operating leases. Fluctuations in interest rates subject the Partnership to interest rate risk. Decreases in interest rates increase the fair value of the Partnership's fixed rate debt, while increases in interest rates subject the Partnership to the risk of increased interest expense related to its variable rate debt and operating leases.

     The Partnership enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. The fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other current or long-term assets or as other current or long-term liabilities on the balance sheet. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized as they occur in interest expense on the statement of earnings. Interest rate caps are used to hedge the risk associated with rising interest rates and their affect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in OCI at interim periods and are recognized as interest expense in the statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the statement of earnings as they occur.

     Effect of adoption of SFAS 133

     The adoption of SFAS 133 resulted in an increase in other revenues of $299,000, an increase in OCI of $709,000 and an increase of $1,008,000 to inventories as of August 1, 2000. The increase in other revenue is primarily attributable to increases in the fair value of derivatives not designated as hedging instruments under SFAS 133. The increase in OCI is mostly attributable to increases in the value of cash flow hedges for the fair value of options designated as hedging instruments. The $709,000 related to these derivatives included in OCI as of August 1, 2000, will be reclassified into earnings during the twelve months ended July 31, 2001, at the time that the hedged item affects earnings.

     Three and six months ended January 31, 2001

     Gains and losses related to derivatives held for product price risk included in OCI are reclassified into earnings at the expiration or settlement date of the hedged item. The Partnership estimates that $541,000 of net derivative gains included in OCI will be reclassified into earnings within the next three months.

     Hedge ineffectiveness, determined in accordance with SFAS 133, increased interest expense $381,781 during the six months ended January 31, 2001, due to the change in the time value of the interest rate cap. No fair value hedges or cash flow hedges were derecognized or discontinued for the six months ended January 31, 2001.

     Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. Management implemented this bulletin in the first quarter of fiscal 2001 with no material affect on the Partnership's financial position, results of operations or cash flows.

     Accounting for Securitization

     The FASB also recently issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Partnership does not believe that the implementation of SFAS No. 140 will have a material effect on its financial position, results of operations and cash flows. See Notes E and F for discussion of SFAS No. 125's effect on recent accounts receivable transactions. SFAS 125 affects the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral and will be effective for the Partnership's fiscal year ending July 31, 2001.

                        FERRELLGAS PARTNERS FINANCE CORP.

            (A WHOLLY OWNED SUBSIDIARY OF FERRELLGAS PARTNERS, L.P.)

                                 BALANCE SHEETS

                                                                                 JANUARY 31,            JULY 31,
ASSETS                                                                              2001                  2000
--------------------------------------------------------------------          ------------------   -------------------
                                                                                 (UNAUDITED)

Cash                                                                                     $1,000               $1,000
                                                                              ------------------   -------------------
TOTAL ASSETS                                                                             $1,000               $1,000
                                                                              ==================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding                                          $1,000               $1,000

Additional paid in capital                                                                1,378                1,237

Accumulated deficit                                                                      (1,378)              (1,237)
                                                                              ------------------   -------------------
TOTAL STOCKHOLDER'S EQUITY                                                               $1,000               $1,000
                                                                              ==================   ===================







                             STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             ------------------------------------  -------------------------------------
                                               JANUARY 31,        JANUARY 31,         JANUARY 31,        JANUARY 31,
                                                   2001              2000                2001               2000
                                             ----------------- ------------------  ------------------ ------------------

General and administrative expense                     $ 50             $  50               $ 141             $  236

                                             ----------------- ------------------  ------------------ ------------------
NET LOSS                                               $(50)             $(50)              $(141)             $(236)
                                             ================= ==================  ================== ==================

                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A WHOLLY OWNED SUBSIDIARY OF FERRELLGAS PARTNERS, L.P.)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED

                                                             --------------------------------------------
                                                                JANUARY 31,              JANUARY 31,
                                                                   2001                      2000
                                                             ------------------       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                              $(141)                    $ (236)
                                                             -------------------       ------------------
      Cash used in operating activities                                  (141)                      (236)
                                                             ------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Capital contribution                                                     141                       236
                                                             -------------------       ------------------
      Cash provided by financing activities                                141                       236
                                                             ------------------       -------------------

Change in cash                                                               -                         -
Cash - beginning of period                                               1,000                     1,000
                                                             -------------------       ------------------
CASH - END OF PERIOD                                                    $1,000                    $1,000
                                                             ==================       ===================

                       See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2001

                                   (UNAUDITED)

A. Ferrellgas Partners Finance Corp., a Delaware corporation, was formed on March 28, 1996,and is a wholly-owned subsidiary of Ferrellgas Partners,L.P.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and liquidity and capital resources of the Partnership. Except for the $160,000,000 senior secured notes issued in April 1996 by Ferrellgas Partners and the related interest expense, Ferrellgas, L.P. accounts for nearly all of the consolidated assets, liabilities, sales and earnings of Ferrellgas Partners.

     Ferrellgas Partners Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and liquidity and capital resources is not presented.
FORWARD-LOOKING STATEMENTS

     Statements included in this report that are not historical facts are forward-looking statements. These statements include the following:

o whether or not Ferrellgas, L.P. will have sufficient funds to meet its obligations and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect its $160,000,000 senior secured notes,
o to pay the required distribution on its senior common units, and to pay the minimum quarterly distribution of $0.50 per common unit,
o    the expectation that certain interest rate hedges will terminate,
o the expectation of higher than normal cash provided by operating activities in the second half of fiscal 2001, and
o the expectation that future periods may not have the same percentage increase in retail volumes, revenues and expenses as was experienced in the first half of fiscal 2001.

     The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include but are not limited to the following:

o        the effect of weather conditions on demand for propane,
o        price and availability of propane supplies,
o        price and inventory risk of propane supplies,
o the effect of increasing volatility in commodity prices on the Partnership's liquidity,
o        the timing of collection of accounts receivable,
o        the availability of capacity to transport propane to market areas,
o        competition from other energy sources and within the propane industry,
o operating risks incidental to transporting, storing, and distributing propane,
o        changes in interest rates,
o        governmental legislation and regulations,
o        energy efficiency and technology trends,
o        the condition of the capital markets in the United States,
o        the political and economic stability of the oil producing nations,
o the expectation that the senior common units will be redeemed in the future with proceeds from an offering of equity at a price satisfactory to the Partnership, and
o expected savings from the integration of the Thermogas acquisition, reductions made in personnel and assets related to the existing Ferrellgas L.P. locations and savings related to the routing and scheduling improvements, all discussed in "Business - Recent Initiatives" section of the Partnership's annual report filed on Form 10-K for the year ended July 31, 2000.

RESULTS OF OPERATIONS

     Due to the seasonality of the retail propane business, results of operations for the six months ended January 31, 2001 and 2000, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Due to the seasonality of the retail propane business, these fixed cost increases have caused net losses in the first and fourth fiscal quarters and net earnings in the second and third fiscal quarters to be more pronounced.

THREE MONTHS ENDED JANUARY 31, 2001 VS. JANUARY 31, 2000

     Total revenues. Total gas liquids and related product sales increased 93.9% to $612,752,000, primarily due to an increased average sales price per gallon and increased retail sales volumes.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2001. The wholesale cost of propane for the second quarter of fiscal 2001 was significantly higher compared to the same quarter last year. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.72 per gallon and reached a high of $0.94 during the second quarter of fiscal 2001 compared to an average of $0.47 per gallon in the prior year. Other major supply points in the United States also experienced significant increases.

     Retail sales volumes increased 27.1% to 399,060,000 gallons in the second quarter of fiscal 2001 as compared to 314,044,000 gallons in the prior year, primarily due to colder weather and the full quarter effect of the acquisition of Thermogas completed in December of 1999. For the quarter, temperatures as reported by the American Gas Association, were 9% colder than normal as compared to 12% warmer than normal in the prior period's quarter. Other revenues increased by $11,476,000 primarily due to risk management gains realized in the second quarter of fiscal 2001 and contributions from Thermogas operations.

     Gross profit. Gross profit increased 43.7% to $234,150,000 in the second quarter of fiscal 2001. Factors increasing gross margin included increased volume due to colder weather, contributions from the full quarter effect of Thermogas operations, increased retail margins and risk management gains. Partially offsetting these factors was reduced volume due to conservation by customers in response to the higher cost of propane and the related increased demand caused by the colder weather.

     Operating expense. Operating expense increased 30.3% to $90,345,000 primarily due to personnel, plant and office, vehicle and other operating expenses related to the increased volumes, additional expenses from the full quarter effect of Thermogas operations, higher vehicle fuel costs and increased incentives, partially offset by reductions made since the same quarter last year in personnel, vehicle and other expenses in the existing Ferrellgas operations.

     Depreciation and amortization expense. Depreciation and amortization expense increased 0.2% to $13,947,000 primarily due to the full quarter effect of the addition of property, plant and equipment, and intangible assets from the Thermogas acquisition, partially offset by a change in the estimated residual values used to compute the depreciation of customer and storage tanks. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This increase in the residual values resulted from a review by management of tank values established in an independent valuation obtained in connection with tank lease financings completed in December 1999. Due to this change in the tank residual values, depreciation expense decreased by approximately $2,888,000, compared to the depreciation that would have been recorded using the previous estimated residual values. The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previous estimated residual values.

     General and administrative expense. General and administrative expense increased 15.9% to $6,910,000 primarily due to the increased incentives related to the improved financial results as compared to the prior period.

     Equipment lease expense. Equipment lease expense increased 55.0% to $8,661,000 due to a full quarter effect of the addition of $160,000,000 of operating tank leases in December 1999, and to a lesser extent to upgrades to the Partnership's truck fleet.

     Loss on disposal of assets and other. Loss on disposal of assets and other increased $1,950,000 primarily due to the loss on the sale of the pool of accounts receivable related to the accounts receivable securitization. See Notes E and F in the Consolidated Financial Statements included elsewhere in this report for additional information regarding these transactions.

     Interest expense. Interest expense increased 9.6% to $16,106,000 due primarily to the full quarter effect of the increased borrowings related to the Thermogas acquisition, partially offset by the effect of the reduced credit facility borrowings during the second quarter of fiscal 2001. The reduced credit facility borrowings resulted from the funds generated from the accounts receivable securitization. See discussion of the transactions between the Partnership and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

       Forward looking statement. The Partnership does not expect a similar magnitude of percentage increase in retail volumes, revenues or expenses
in future quarters.  The  nonrecurring   percentage  increases  experienced
this quarter compared to the same quarter l ast year were primarily as a result of the impact of the acquisition of Thermogas, the significantly higher wholesale propane prices experience during fiscal 2001 compared to the same period last year, and colder winter temperatures this year compared to last year.

SIX MONTHS ENDED JANUARY 31, 2001 VS. JANUARY 31, 2000

     Total revenues. Total gas liquids and related product sales increased 90.8% to $872,849,000, primarily due an increased average sales price per gallon and increased retail sales volumes.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2001. The wholesale cost of propane for the first half of fiscal 2001 was significantly higher compared to the first half of fiscal 2000. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.67 per gallon during the first half of fiscal 2001 and reached a high of $0.94 compared to an average of $0.45 per gallon in the first half of fiscal 2000. Other major supply points in the United States also experienced significant increases.

     Retail sales volumes increased 28.2% to 599,123,000 gallons in the first half of fiscal 2001 as compared to 467,473,000 gallons for the prior period, primarily due to the much colder weather and the acquisition of Thermogas completed in December 1999. For the six months ended January 31, 2001, temperatures as reported by the American Gas Association were 7% colder than normal as compared to 11% warmer than normal in the first half of fiscal 2000. Other revenues increased by $531,000 primarily due to contributions from Thermogas operations offset by risk management gains realized in the first half of fiscal 2000 that were greater than during the first half of fiscal 2001.

     Gross profit. Gross profit increased 35.7% to $326,291,000, primarily due to gross profit generated from the acquired Thermogas operations, the colder than normal weather and increased retail margins. Partially offsetting these factors was a decrease in volume due to conservation by customers in response to the higher cost of propane and the related increased demand caused by colder weather.

     Operating expense. Operating expense increased 22.9% to $155,488,000 primarily due to personnel, plant and office, vehicle and other operating expenses related to the acquired Thermogas operations and to a lesser extent the increased operating expenses related to delivering greater retail volumes than the prior year, partially offset by reductions made since the prior year in personnel, vehicles and other expenses in the existing Ferrellgas operations.

     General and administrative expense. General and administrative expense increased 4.3% to $11,627,000 primarily due to the increased incentives related to the improved financial results as compared to the prior period.

     Depreciation and amortization expense. Depreciation and amortization expense increased 7.6% to $27,978,000 primarily due to the addition of property, plant and equipment, and intangible assets from the Thermogas acquisition, partially offset by the change in the estimated residual values used to compute the depreciation of customer and storage tanks. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This increase in the residual values resulted from a review by management of tank values established in an independent valuation obtained in connection with tank lease financings completed in December 1999. Due to this change in the tank residual values, depreciation expense decreased by approximately $5,960,000, compared to the depreciation that would have been recorded using the previous estimated residual values. The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previous estimated residual values.

     Equipment lease expense. Equipment lease expense increased 77.6% to $16,768,000 due to the addition of the $160,000,000 operating tank leases in December 1999, and to a lesser extent to upgrades to the Partnership's truck fleet.

     Loss on disposal of assets and other. Loss on disposal of assets and other increased $3,025,000 primarily due to the loss on the sale of the pool of accounts receivable related to the accounts receivable securitization. See Notes E and F in the Consolidated Financial Statements included elsewhere in this report for additional information regarding these transactions.

     Interest expense. Interest expense increased 18.3% to $32,274,000. This increase is primarily the result of increased borrowings related to the Thermogas acquisition and to a lesser extent increased interest rates, partially offset by the effect of the reduced credit facility borrowings during the first half of fiscal 2001. The reduced credit facility borrowings resulted from the funds generated from the accounts receivable securitization. See discussion of the transactions between the Partnership and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Forward looking statement. The Partnership does not expect a similar magnitude of percentage increase in retail volumes, revenues or expenses in future periods. The nonrecurring percentage increases experienced the first six months of this year compared to the same period last year were primarily as a result of the impact of the acquisition of Thermogas, the significantly higher wholesale propane prices experience during fiscal 2001 compared to the same period last year, and colder winter temperatures this year compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

     The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Due to the seasonality of the Partnership's retail propane business, a significant portion of the Partnership's cash flow from operations is typically generated during the winter heating season which occurs during the Partnership's second and third fiscal quarters. Typically, the Partnership generates significantly lower cash flows from operations in its first and fourth fiscal quarters as compared to the second and third quarters, because fixed costs exceed gross profit during the non-peak season. However, the second quarter of fiscal 2001 generated lower than historical cash flows from operating activities, despite recording record operating and net earnings. This lower cash from operating activities for the quarter was primarily caused by significant increases in customer receivables related to the significantly higher than historical retail prices and by increases in retail volumes, and, to a lesser extent, by increases in the cost of propane inventory. The Partnership expects to generate higher than normal cash from operating activities in the last six months of fiscal 2001 as customers remit payment of the receivables billed during the second quarter of fiscal 2001. Subject to meeting certain financial tests discussed below, the General Partner ("Ferrellgas, Inc.") believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $160,000,000 senior secured notes and to distribute to Ferrellgas Partners sufficient funds to distribute the minimum quarterly distribution on all common units for the remainder of the fiscal year.

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

     The Partnership's financial performance during the 2000, 1999 and 1998 fiscal years was adversely impacted by average temperatures that were reported by the National Oceanic Atmospheric Administration as the warmest in recorded history. Despite these challenges in prior fiscal years, the Partnership met all of its financial tests and covenants. These include the debt incurrence tests within the credit facility, tank leases and accounts receivable securitization facility and the Ferrellgas Partners senior secured notes restricted payment test, as well as other financial tests and covenants in the Ferrellgas Partners senior secured notes, the $350,000,000 senior notes, the $184,000,000 senior notes, the credit facility, the tank leases and the accounts receivable securitization facility.

     Based upon current estimates of the Partnership's cash flow, Ferrellgas, Inc. believes that the Partnership will be able to meet all of the required financial tests and covenants for the remainder of the fiscal year. If the Partnership were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal weather or a volatile cost environment, the Partnership may not meet certain financial tests in future quarters. These factors could temporarily restrict the ability of Ferrellgas, L.P. to incur debt or Ferrellgas Partner's ability to make cash distributions to its common unitholders. Depending on the circumstances, the Partnership may consider alternatives to permit the incurrence of debt at Ferrellgas, L.P. or the continued payment by Ferrellgas Partners of the quarterly cash distribution to its common unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

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

     Operating Activities. Cash used in operating activities was $35,586,000 for the six months ended January 31, 2001, compared to cash provided by operating activities of $9,487,000 for the six months ended January 31, 2000. This increased use of operating cash is primarily due to the increased working capital required to finance operations during the colder winter and significantly higher wholesale propane cost environment, partially offset by increased earnings. Accounts receivable, net of the sale of a pool of trade accounts receivable (see Investing Activities below), increased significantly during the first half of fiscal 2001 as compared to the prior year due to higher sales prices and higher retail volumes.

     Investing Activities. During the six months ended January 31, 2001, Ferrellgas, L.P. received $100,000,000 in cash in exchange for the sale and contribution of an interest in a pool of its trade accounts receivable to its wholly-owned, special purpose subsidiary, Ferrellgas Receivables. Ferrellgas Receivables then sold its interest to a commercial paper conduit of Banc One, NA
according to the terms of a 364-day  agreement.   In accordance with SFAS No.
125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" this transaction is reflected on the Partnership's statements of earnings as a loss on disposal of assets and other and on the balance sheet as other assets. The proceeds of these sales are less than the face amount of the pool of accounts receivable sold by an amount that approximates the financing cost of issuing commercial paper backed by these accounts receivable. See Notes E and F in the Consolidated Financial Statements included elsewhere in this report for additional information regarding these transactions.

     During the six months ended January 31, 2001, the Partnership made growth and maintenance capital expenditures of $6,054,000 consisting primarily of :

o        vehicle lease buyouts,
o        upgrading computer equipment and software,
o        relocating and upgrading district plant facilities, and
o        additions to propane storage tanks and cylinders.

     The Partnership's capital requirements for repair and maintenance of property, plant and equipment are relatively low due to limited technological change and long useful lives of propane tanks and cylinders.

     The Partnership leases light and medium duty trucks, tractors and trailers. The Partnership believes vehicle leasing is a cost-effective method for meeting its transportation equipment needs. The Partnership purchased $1,515,000 of vehicles whose lease terms expired in the first half of fiscal 2001. The Partnership plans to purchase additional vehicles at the end of their lease term totaling $819,000 in fiscal 2001, $203,000 in fiscal 2002 and $143,000 in fiscal 2003. The Partnership intends to renew other vehicle and tank leases that would have had buyouts of $7,057,000 in fiscal 2002, $162,169,000 in fiscal 2003, $4,981,000 in fiscal 2004 and $4,086,000 in fiscal 2005. Historically, the Partnership has been successful in renewing vehicle leases subject to buyouts. However, there is no assurance that it will be successful in the future.

     The Partnership continues to consider opportunities to expand its operations through strategic acquisitions of small retail propane operations located throughout the United States. These acquisitions would be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests.

     Financing Activities. Ferrellgas, L.P.'s credit facility, which expires June 30, 2003, is unsecured and consists of a $117,000,000 working capital, general corporate and acquisition facility, including a letter of credit facility, and a $40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the credit facility bear interest, at the borrower's option, at a rate equal to either London Interbank Offered Rate (LIBOR) plus an applicable margin varying from 1.25% to 2.25% or the bank's base rate plus an applicable margin varying from 0.25% to 1.25%.
The bank's base rate at January 31, 2001 and July 31, 2000 was 9.0% and 9.5%, respectively. During the six months ended January 31, 2001, the Partnership repaid $700,000 of its credit facility.

     At January 31, 2001, $29,300,000 of borrowings and $36,980,000 of letters of credit were outstanding under the Ferrellgas, L.P. credit facility. These borrowings currently carry an average interest rate of 9.86%. At January 31, 2001, Ferrellgas, L.P. had $90,720,000 available for general corporate, acquisition and working capital purposes under the credit facility and the accounts receivable facility. Based on the pricing grid contained in the credit facility, the current borrowing rate for future borrowings under the credit facility is LIBOR plus 2.25%. The Partnership believes that these facilities will be sufficient to meet its future working capital needs. However, if the Partnership were to experience an unexpected significant increase in working capital requirements, it could exceed its immediately available resources. Events that could cause increases in working capital requirements include a significant increase in the cost of propane, a significant delay in the collections of accounts receivable or increased volatility in commodity prices related to risk management activities. The Partnership would consider alternatives to provide increased working capital. No assurances can be given, however, that such alternatives could be implemented.

     Effective June 2, 2000, Ferrellgas, L.P. entered into an interest rate cap agreement with Bank of America, related to variable quarterly rent payments due pursuant to two tank lease agreements. The variable quarterly rent payments are determined based upon a floating LIBOR based interest rate. The cap agreement, which expires June 30, 2003, requires Bank of America to pay Ferrellgas, L.P. at the end of each March, June, September and December the excess, if any, of the applicable three month floating LIBOR interest rate over a cap of 9.3%, applied to the unamortized amount outstanding each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of January 31, 2001 was $158,400,000.

     Effective April 27, 2000, the Partnership entered into an interest rate swap agreement with Bank of America, related to the semi-annual interest payment due on the $160,000,000 fixed rate senior secured notes due 2006. The swap agreement, which expires June 15, 2006, requires Bank of America to pay the stated fixed interest rate (annual rate 9.375%) pursuant to the $160,000,000 senior secured notes, equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership is required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the three month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000. Bank of America has a one-time opportunity to terminate this agreement without a cancellation premium in June 2001. Based on its evaluation of the current interest rate market, the Partnership believes that Bank of America will terminate this agreement in June 2001, although there is no assurance that it will do so. If Bank of America terminates the swap agreement, the Partnership will resume paying the stated fixed interest rate (annual rate 9.375%) subsequent to June 15, 2001.

       On February 28, 2000, Ferrellgas, L.P. issued $184,000,000 of privately placed unsecured senior notes. The proceeds of these senior notes, which include three series with maturities ranging from year 2006 through 2009 and an average fixed interest rate of 8.8%, were used to retire $183,000,000 of Ferrellgas, L.P. bridge loan financing assumed in connection with the Thermogas acquisition.

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

     On December 6, 1999, Ferrellgas, L.P. entered into a $25,000,000 operating tank lease involving the sale-leaseback of a portion of its customer tanks with Banc of America Leasing & Capital, LLC. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of Ferrellgas, L.P., if such extension is approved by the lessor. On December 17, 1999, immediately prior to the closing of the Thermogas acquisition, Thermogas entered into a $135,000,000 operating tank lease involving a portion of its customer tanks, with Banc of America Leasing & Capital, LLC. In connection with the acquisition of Thermogas, Ferrellgas, L.P. assumed all obligations under the $135,000,000 operating tank lease, which have terms and conditions similar to the December 6, 1999, $25,000,000 operating tank lease discussed above. The Partnership intends to renew both leases for the two additional one-year periods, subject to lessor approval. Following the renewal periods, the Partnership intends to refinance these leases, however, there can be no assurance that the Partnership will be successful in obtaining this refinancing or lessor approval for the renewals. See related discussion in the Investing Activities section of "Management's Discussion and Analysis of
Financial  Condition  and  Results  of  Operations - Liquidity  and  Capital
Resources."

     On August 4, 1998, Ferrellgas, L.P. issued the privately placed unsecured $350,000,000 senior notes. The senior notes include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%.

     On February 16, 2001, the Partnership declared an in-kind distribution of $1.00 per senior common unit payable by the issuance of additional senior common units and a cash distribution of $0.50 per common unit, that will be paid on March 14, 2001.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards
No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Partnership's overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk.

    The Partnership uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

     Product purchase price risk

    Fluctuations in the wholesale cost of propane subject the Partnership to purchase price risk. The Partnership purchases propane at various prices that are eventually sold to its customers, exposing the Partnership to future product price fluctuations. Also, certain forecasted transactions expose the Partnership to purchase price risk. The Partnership continually monitors and assesses its purchase price exposures and consequently utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. The Partnership uses derivative products to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in the statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of cash flow hedges due to hedge ineffectiveness are recognized in other revenues on the statement of earnings. The fair value of the derivatives related to purchase price risk are classified on the balance sheet as inventories. The Partnership also purchases and sells derivatives that are not classified as hedges to manage other risks associated with commodity prices. The changes in fair value of these derivatives are recognized as they occur in other revenue on the statement of earnings.

    The Partnership also uses forward contracts, not designated as hedging instruments under SFAS 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS 133, as amended by SFAS 137 and SFAS 138, and thus are not adjusted to fair market value.

Interest rate risk

    The Partnership also holds $724,153,000 in primarily fixed rate long-term debt and $158,400,000 in variable rate operating leases. Fluctuations in interest rates subject the Partnership to interest rate risk. Decreases in interest rates increase the fair value of the Partnership's fixed rate debt, while increases in interest rates subject the Partnership to the risk of increased interest expense related to its variable rate debt and operating leases.

    The Partnership enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. The fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other current or long-term assets or as other current or long-term liabilities on the balance sheet. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized as they occur in interest expense on the statement of earnings. Interest rate caps are used to hedge the risk associated with rising interest rates and their affect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in OCI at interim periods and are recognized as interest expense in the statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the statement of earnings as they occur.

Effect of adoption of SFAS 133

    The adoption of SFAS 133 resulted in an increase in other revenues of $299,000, an increase in OCI of $709,000 and an increase of $1,008,000 to inventories as of August 1, 2000. The increase in other revenues is primarily attributable to increases in the fair value of derivatives not designated as hedging instruments under SFAS 133. The increase in OCI is mostly attributable to increases in the value of cash flow hedges for the fair value of options designated as hedging instruments. The $709,000 related to these derivatives included in OCI as of August 1, 2000, will be reclassified into earnings during the twelve months ended July 31, 2001, at the time that the hedged item affects earnings.

Three and six months ended January 31, 2001

    Gains and losses related to derivatives held for product price risk included in OCI are reclassified into earnings at the expiration or settlement date of the hedged item. The Partnership estimates that $541,000 of net derivative gains included OCI will be reclassified into earnings within the next three months.

    Hedge ineffectiveness, determined in accordance with SFAS 133, increased interest expense $381,781 during the six months ended January 31, 2001, due to the change in the time value of the interest rate cap. No fair value hedges or cash flow hedges were derecognized or discontinued for the six months ended January 31, 2001.

Revenue Recognition

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. Management implemented this bulletin in the first quarter of fiscal 2001 with no material affect on the Partnership's financial position, results of operations or cash flows.

Accounting for Securitization

    The FASB also recently issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Partnership does not believe that the implementation of SFAS No. 140 will have a material effect on its financial position, results of operations and cash flows. See Notes E and F for discussion of SFAS No. 125's effect on recent accounts receivable transactions. SFAS 125 affects the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral and will be effective for the Partnership's fiscal year ending July 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt and operating leases by interest rate cap agreements. At January 31, 2001, the Partnership had $189,300,000 in variable rate debt, after considering the effect of the swap transaction, which originated in fiscal 2000. If the swap is terminated, the Partnership's variable rate debt would immediately decrease by $160,000,000, while the fixed rate debt will increase by a corresponding amount. Thus, the swap related interest expense reduction of $1,665,000 to be recognized in fiscal 2001 is not expected to repeat in future years. At January 31, 2001, the Partnership had $158,400,000 outstanding in variable rate operating leases and an equal amount of interest rate cap agreements outstanding to hedge the related variable rate exposure. The operating leases were entered into during fiscal 2000. Thus, assuming the swap is terminated in June 2001 and a 100 basis point increase in the variable interest rate to the Partnership during fiscal 2001, the interest rate risk related to the variable rate debt, the operating tank leases and the associated interest rate cap agreements would be an increase of $1,870,000. The Partnership would also begin paying the fixed rate of 9.375% on its $160,000,000 senior secured notes.

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

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures are guaranteed by the New York Mercantile Exchange and have nominal credit risk. The Partnership is exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, the Partnership analyzes its financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of each limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. The Partnership attempts to balance favorable and unfavorable positions with counterparties in order to minimize the risk of collateral requirements for over-the-counter instruments.

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $4,650,000 as of January 31, 2001. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus, actual results may differ.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable.

ITEM 5. OTHER INFORMATION
           Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS


              10.1 First Amendment to the Third Amended and Restated Credit Agreement dated as of December 28, 2000, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as administrative agent, and the other financial institutions party thereto.

              10.2   Omnibus Amendment Agreement No. 3, Dated As Of December 28,
                      2000, In Respect Of Ferrellgas, L.P. TRUST NO. 1999-A Participation Agreement Lease Intended As Security Loan Agreement Each Dated As Of December 1, 1999.

              10.3 Omnibus Amendment Agreement No. 3 Dated As Of December 28, 2000 in respect of THERMOGAS TRUST NO. 1999-A Participation Agreement Lease Intended as Security
                      Loan Agreement Each Dated As Of December 15, 1999

              10.4 First Amendment to the Receivables Purchase Agreement dated as of January 17, 2001 among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as Servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent.

              10.5 First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer.

          (B)  REPORTS ON FORM 8-K

            The Partnership filed one Form 8-K during the quarter ended January 31, 2001. On December 21, 2000, a Form 8-K reported that the July 31, 2000, balance sheet of Ferrellgas, Inc., the General Partner of Ferrellgas Partners, L.P, had been audited by an independent auditor.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FERRELLGAS PARTNERS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date: March 14, 2001                       By     /s/ Kevin T. Kelly
                                           -------------------------------------
                                                Kevin T. Kelly
                                                Senior Vice President and Chief
                                                Financial Officer (Principal
                                               Financial and Accounting Officer)



                                           FERRELLGAS PARTNERS FINANCE CORP.


Date: March 14, 2001                       By     /s/ Kevin T. Kelly
                                           -------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)