Form 10-Q
period 2001-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2001-06-14
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2001

                                       or

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

Yes    [ X ]  No    [   ]

At June 14, 2001, the registrants had units or shares outstanding as follows:

        Ferrellgas Partners, L.P.      35,864,616         Common Units
                                        2,839,537         Senior Units

        Ferrellgas Partners Finance
        Corp.                               1,000         Common Stock

                   FERRELLGAS PARTNERS, L.P. and SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents
                                                                            Page
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Ferrellgas Partners, L.P. and Subsidiaries

         Consolidated Balance Sheets-April 30, 2001 (unaudited)
         and July 31, 2000                                                    1

         Consolidated Statements of Earnings -
            Three and nine months ended April 30, 2001 and
            2000 (unaudited)                                                  2

         Consolidated Statement of Partners' Capital and Accumulated Other
            Comprehensive Income - Nine months ended April 30, 2001
            (unaudited)                                                       3

         Consolidated Statements of Cash Flows -
            Nine months ended April 30, 2001 and 2000 (unaudited)             4

         Notes to Consolidated Financial Statements (unaudited)               5


                        Ferrellgas Partners Finance Corp.

         Balance Sheets - April 30, 2001 (unaudited) and July 31, 2000       12

         Statements of Earnings - Three and nine months ended April 30,
            2001 and 2000 (unaudited)                                        12

         Statements of Cash Flows - Nine months ended April 30, 2001
            and 2000 (unaudited)                                             13

         Notes to Financial Statements (unaudited)                           13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           14


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          24

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   26

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 27

ITEM 5.  OTHER INFORMATION                                                   27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands, except number of unit data)


                                                                        April 30,     July 31,
ASSETS                                                                    2001          2000
-------------------------------------------------------------------   -------------- ------------
                                                                       (unaudited)
Current Assets:
  Cash and cash equivalents                                                $ 21,264      $14,838
  Accounts and notes receivable, net                                        109,980       89,801
  Inventories                                                                60,170       71,979
  Prepaid expenses and other current assets                                  12,801        8,275
                                                                      -------------- ------------
    Total Current Assets                                                    204,215      184,893

Property, plant and equipment, net                                          493,838      516,183
Intangible assets, net                                                      237,634      256,476
Other assets, net                                                            18,687       10,355
                                                                      -------------- ------------
    Total Assets                                                           $954,374     $967,907
                                                                      ============== ============


LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                          $60,679      $95,264
  Other current liabilities                                                  67,754       77,631
  Short-term borrowings                                                     -             18,342
                                                                      -------------- ------------
    Total Current Liabilities                                               128,433      191,237

Long-term debt                                                              707,844      718,118
Other liabilities                                                            16,196       16,176
Contingencies and commitments                                                -             -
Minority interest                                                             2,671        2,032

Partners' Capital:
 Senior unitholder (4,888,234 and 4,652,691
   units outstanding at April 2001 and July 2000, redeemable
    liquidation value - $195,529 and $186,108, respectively)                195,529      179,786
 Common unitholders (31,307,116 units outstanding
   at both April 2001 and July 2000)                                        (38,221)     (80,931)
 General partner unitholder (316,233 units outstanding
   at both April 2001 and July 2000)                                        (58,078)     (58,511)
  Accumulated other comprehensive income                                      -            -
                                                                      -------------- ------------
    Total Partners' Capital                                                  99,230       40,344
                                                                      -------------- ------------
    Total Liabilities and Partners' Capital                                $954,374     $967,907
                                                                      ============== ============

                 See notes to consolidated financial statements.

                                 FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF EARNINGS
                                    (in thousands, except per-unit data)
                                                (unaudited)


                                                 Three months ended April 30,     Nine months ended April 30,
                                                -----------------------------     ---------------------------
                                                   2001             2000             2001           2000
                                                ------------    -------------     -----------    ------------
Revenues:
  Gas liquids and related product sales            $364,723         $279,043      $1,237,572        $736,575
  Other                                              28,112           21,197          74,845          67,399
                                                ------------    -------------     -----------    ------------
    Total revenues                                  392,835          300,240       1,312,417         803,974

Cost of product sold (exclusive of
   depreciation, shown separately below)            240,034          176,274         833,325         439,627
                                                ------------    -------------     -----------    ------------

Gross profit                                        152,801          123,966         479,092         364,347

Operating expense                                    73,358           70,556         228,846         197,074
Depreciation and amortization expense                14,484           17,382          42,462          43,381
General and administrative expense                    6,619            7,070          18,246          18,213
Equipment lease expense                               7,618            8,173          24,386          17,612
Employee stock ownership plan compensation charge     1,316              840           3,510           2,893
Loss (gain) on disposal of assets and other           1,607              (99)          4,761              30
                                                ------------    -------------     -----------    ------------

Operating income                                     47,799           20,044         156,881          85,144

Interest expense                                    (14,884)         (15,531)        (47,158)        (42,809)
Interest income                                         981              959           2,420           1,568
Other charges                                        (3,118)               -          (3,118)              -
                                                ------------    -------------     -----------    ------------

Earnings before minority interest                    30,778            5,472         109,025          43,903

Minority interest                                       376               94           1,240             561
                                                ------------    -------------     -----------    ------------

Net earnings                                         30,402            5,378         107,785          43,342

Distribution to senior unitholder                     4,888            4,428          14,310           6,568
Net earnings available to general partner               255               10             935             368
                                                ------------    -------------     -----------    ------------

Net earnings available to common unitholders        $25,259             $940         $92,540         $36,406
                                                ============    =============     ===========    ============

Basic and diluted earnings per common unit:
Net earnings after senior unit distribution          $ 0.81           $ 0.03          $ 2.96          $ 1.16
                                                ============    =============     ===========    ============





                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL AND OTHER COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                                                     Accumulated
                                                                                                        other
                                                          General                           General    compre-     Total
                                   Senior     Common      partner    Senior     Common      partner    hensive    partners'
                                    units      units       units   unitholder unitholders unitholder   income     capital
                                 ---------- ----------- ---------- ---------- ----------- ---------- ----------- ----------
August 1, 2000                     4,652.7    31,307.1      316.2  $ 179,786   $ (80,931) $ (58,511)  $     -     $ 40,344

 Contribution from general partner
    in connection with ESOP
    compensation charge              -          -            -          -          3,439         35         -        3,474

 Quarterly common unit distributions -          -            -          -        (46,962)      (474)        -      (47,436)
 Quarterly senior unit distribution  -          -            -          -         (4,888)       (49)        -       (4,937)

 Accrued paid-in-kind
  distributions                      235.5      -            -         9,422      (9,328)       (94)        -          -

 Accretion of discount on
  senior units                       -          -            -         6,321      (6,258)       (63)        -          -

 Comprehensive income:
   Net earnings                      -          -            -          -        106,707      1,078         -      107,785
   Other comprehensive income-
     Cumulative effect of accounting change                                                                 709
     Net loss on derivative instruments                                                                    (607)
     Reclassification adjustments                                                                          (102)
                                                                                                      ----------
      Total other comprehensive income                                                                                 -
                                                                                                                 ----------
 Comprehensive income                                                                                              107,785

                                  --------- ----------    -------- ------------ --------- ----------  ---------- ----------
April 30, 2001                     4,888.2   31,307.1       316.2    $ 195,529   (38,221) $ (58,078)       $ -    $ 99,230
                                  ========= ==========    ======== ============ ========= ==========  ========== ==========




                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                              Nine months ended April 30,
                                                             -----------------------------
                                                                  2001            2000
                                                             --------------  -------------
Cash Flows From Operating Activities:
 Net earnings                                                     $107,785        $43,342
 Reconciliation of net earnings to net cash provided by
   operating activities:
    Depreciation and amortization                                   42,462         43,381
    Employee stock ownership plan compensation charge                3,510          2,893
    Other                                                           14,927          4,622
  Changes in operating assets and liabilities, net of effects from business acquisitions and accounts receivable securitization:
    Accounts and notes receivable                                  (81,088)       (39,926)
    Inventories                                                     16,447        (14,088)
    Prepaid expenses and other current assets                       (3,843)        (4,778)
    Accounts payable                                               (39,473)        (1,923)
    Accrued interest expense                                        (9,437)          (206)
    Other current liabilities                                        3,256          1,121
    Other liabilities                                                  194           (763)
                                                             --------------  -------------
      Net cash provided by operating activities                     54,740         33,675
                                                             --------------  -------------

Cash Flows From Investing Activities:
 Net proceeds form accounts receivable securitization               48,000              -
 Business acquisitions, net of cash acquired                        (4,343)        55,548
 Capital expenditures                                               (9,210)       (18,631)
 Proceeds from sale leaseback transaction                                -         25,000
 Cash paid for acquisition transaction fees                              -        (15,589)
 Other                                                               1,051          3,942
                                                             --------------  -------------
      Net cash provided by investing activities                     35,498         50,270
                                                             --------------  -------------

Cash Flows From Financing Activities:
 Distributions to common unitholders                               (47,436)       (47,435)
 Net reductions to short-term borrowings                           (18,342)        (2,627)
 Additions to long-term debt                                         7,648        218,573
 Reductions of long-term debt                                      (21,372)      (274,743)
 Cash paid for debt and lease financing costs                            -         (3,093)
 Cash paid for senior unit modification costs                       (3,764)             -
 Cash contribution from general partner                                  -          3,571
 Other                                                                (546)          (559)
                                                             --------------  -------------
      Net cash used in financing activities                        (83,812)      (106,313)
                                                             --------------  -------------

Increase (decrease) in cash and cash equivalents                     6,426        (22,368)
Cash and cash equivalents - beginning of period                     14,838         35,134
                                                             --------------  -------------
Cash and cash equivalents - end of period                          $21,264        $12,766
                                                             ==============  =============

Cash paid for interest                                             $54,367        $41,058
                                                             ==============  =============






                     See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (unaudited)


A. The consolidated financial statements of Ferrellgas Partners, L.P. ("Ferrellgas Partners") and Subsidiaries (collectively, the "Partnership") reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the consolidated financial statements were of a normal, recurring nature, as well as the accounting change to adopt Statement of Accounting Standards
     (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements with related notes included in the Partnership's annual report on Form 10-K for the year ended July 31, 2000.

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

C. Certain amounts included in the three and nine months ended April 30 of fiscal 2000 consolidated financial statements have been reclassified to conform to the three and nine months ended of fiscal 2001 presentation.

D. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30 2001 and 2000, are not necessarily indicative of the results to be expected for a full year.

E.   Accounts Receivable Securitization

     The operating partnership ("Ferrellgas, L.P.") sells and contributes an interest in a pool of its trade accounts receivable to its wholly-owned, special purpose subsidiary, Ferrellgas Receivables, LLC. Ferrellgas Receivables then sells its interest to a commercial paper conduit of Banc One, NA according to the terms of a 364-day agreement. Ferrellgas, L.P. remits to Ferrellgas Receivables funds collected on the pool of trade receivables held by Ferrellgas Receivables. At April 30, 2001, Ferrellgas, L.P. had collected and remitted to Ferrellgas Receivables all but $48,000,000 of the receivables sold to it.

     At April 30, 2001, the level of funding available from this facility was limited to $60,000,000. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction is reflected on the Partnership's financial statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. The proceeds of these sales are less than the face amount of the pool of accounts receivable sold. The difference is classified on the statement of earnings as "Loss (gain) on disposal of assets and other" and approximates the financing cost of issuing commercial paper backed by these accounts receivable as well as the associated bad debt expense. See Note F for the accounting policy implemented to account for "Investment in an unconsolidated subsidiary."

F.   Supplemental Balance Sheet Information:

     Inventories consist of:
                                                    April 30,         July 31,
     (in thousands)                                   2001             2000
                                                   -----------       ----------
     Liquefied propane gas and related products       $40,656          $50,868
     Appliances, parts and suppl                       19,514           21,111
                                                   -----------       ----------
                                                      $60,170          $71,979
                                                   ===========       ==========

     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 2001, in addition to the inventory on hand, the Partnership had committed to take delivery of approximately 11 million gallons at a fixed price for its future retail propane sales.


     Property, plant and equipment, net consist of:
                                                    April 30,         July 31,
     (in thousands)                                    2001             2000
                                                   -----------       ----------
     Property, plant and equipme                     $772,792         $781,548
     Less:  accumulated depreciation                  278,954          265,365
                                                   -----------       ----------
                                                     $493,838         $516,183
                                                   ===========       ==========

     In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This increase in the residual values resulted from a review by management of tank values established in an independent valuation obtained in connection with tank lease financings completed in December 1999. Due to this change in the tank residual values, depreciation expense decreased by approximately $2,888,000 and $8,848,000 during the three and nine months ended April 30, 2001, respectively, compared to the depreciation expense that would have been recorded using the previously estimated residual values. The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previously estimated residual values.


     Intangible assets, net consist of:
                                                    April 30,         July 31,
     (in thousands)                                   2001             2000
                                                   ----------        ----------
     Intangible assets                              $420,360          $418,700
     Less:  accumulated amor                         182,726           162,224
                                                   ----------        ----------
                                                    $237,634          $256,476
                                                   ==========        ==========



     Other assets, net consist of:
                                                    April 30,         July 31,
     (in thousands)                                   2001             2000
                                                   ----------        ----------
     Other assets, net                               $11,710           $10,355
     Investment in unconsolidated subsidiary           6,977             -
                                                   ----------        ----------
                                                     $18,687           $10,355
                                                   ==========        ==========


     The investment in an unconsolidated subsidiary represents the Partnership's investment in Ferrellgas Receivables and is accounted for on the equity basis. The earnings in the equity of the unconsolidated subsidiary, service income and the loss on the sale of the receivables are classified as "Loss
     (gain) on disposal of assets and other" on the statement of earnings. These amounts primarily reflect the financing cost of issuing commercial paper backed by the pool of accounts receivable as well as the associated bad debt expense. See additional discussion of the transactions between the Partnership and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." See Note E for additional information about the accounts receivable securitization.


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

     Distributions by the Partnership in an amount equal to 100% of its Available Cash, as defined in its Third Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement"), will be made to the senior, common and the general partner unitholders. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved. The senior units have certain preference rights over the common units. The publicly held common units have certain preference rights over the common units held by Ferrell Companies.

     On April 6, 2001, the Partnership modified the structure of its outstanding senior units and increased the cash distribution coverage to its publicly held common unitholders. Among other changes, the senior unitholder is now entitled to quarterly cash distributions instead of in-kind distributions. See Note H for additional information about the modifications to the senior units. Also Ferrell Companies, Inc., the owner of 17,817,600 common units, granted the Partnership the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36,000,000. The ability to defer distributions to Ferrell Companies provides the Partnership's public common unitholders additional distribution support until December 31, 2005. This new distribution support is available if the Partnership's available cash for any fiscal quarter is insufficient to pay all of the common unitholders the quarterly distribution to be declared by the general partner for that fiscal quarter. If an insufficiency would exist, the distribution declared may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. In that case, after payment of distributions on the senior units, the Partnership would pay a distribution out of available cash on the publicly-held common units first and then pay a distribution on the common units held by Ferrell Companies to the extent of any remaining available cash. If the outstanding amount of deferred distributions were to reach $36 million, the common units held by Ferrell Companies would then be paid in the same manner as the publicly-held common units. After payment of all required distributions for any subsequent period, the Partnership will use remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies. Reductions in amounts previously deferred will then again be available for future deferrals.

H.  Partners' Capital

     On April 30, 2001, the Partnership's capital consisted of 4,888,234 senior units, 31,307,116 common units, 316,233 general partner units representing a 1% General Partner interest related to the common units, and a 1% general partner interest related to the senior units. The Partnership Agreement contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     In connection with the Thermogas acquisition on December 17, 1999, the Partnership issued 4,375,000 senior units to Williams Natural Gas Liquids, Inc., a subsidiary of The Williams Companies, Inc. ("Williams" or "Seller"). On April 6, 2001, the Chief Executive Officer of the General Partner, James E. Ferrell purchased all these senior units from Williams and at the same time modified the structure of its outstanding senior units. The senior units are now paid quarterly cash distributions from the MLP equivalent to 10 percent per annum of the liquidating value. The senior units are redeemable by the Partnership at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by the Partnership Agreement. Such conversion rights are contingent upon the Partnership not previously redeeming such securities.

     The Partnership maintains shelf registration statements for common units representing limited partner interests in the Partnership. One of the shelf registration statements allows for common units to be issued from time to time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions. The Partnership also maintains another shelf registration statement for the issuance of common units, deferred participation units, warrants and debt securities.

     On June 8, 2001, the Partnership received $85,365,000 pursuant to the issuance of 4,500,000 common units to the public. The Partnership then used all of these proceeds to redeem 2,048,697 senior units and the related accrued senior unit distribution. After the completion of these transactions, the Partnership had outstanding 35,864,616 common units and 2,839,537 senior units. The common units issued to the public on June 8, 2001, are entitled to a distribution equivalent to that distribution that is expected to be paid to the already outstanding publicly held common units for the quarter ending July 31, 2001.

I.   Contingencies

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

J.   Common and Senior Unit Distributions

     On September 14, 2000, December 14, 2000, and March 14, 2001, the Partnership paid a cash distribution of $0.50 per common unit for the quarters ended July 31, 2000, October 31, 2000, and January 31, 2001, respectively.

     On June 14, 2001, the Partnership paid cash distributions of $0.50 per common unit and $1.00 per senior unit, for the quarter ended April 30, 2001.

K.  Other Charges

                                                       Three months ended               Nine months ended
                                                       ------------------               -----------------
                                                  April 30,         April 30,       April 30,        April 30,
     (in thousands)                                  2001             2000             2001             2000
                                                ---------------  ---------------- ---------------  ---------------
     Fees paid related to senior
        unit modifications, change in cash              $3,101         $ -                $3,101        $ -
        distribution coverage and sale of
        senior units
     Amortization of fees paid to holders
       of debt held by parent company                       17          -                     17         -
                                                ---------------  ---------------- ---------------  ---------------
               Total Other Charges                      $3,118         $ -                $3,118        $ -
                                                ===============  ================ ===============  ===============


     On April 6, 2001, Ferrellgas Partners announced a series of transactions that increased the cash distribution coverage to its public unitholders and modified the structure of its outstanding senior units. See Notes G and H for more information on these items. In connection with these transactions, Ferrellgas Partners also accrued $405,000 of fees related to these transactions and capitalized $1,068,000. These fees are being amortized over approximately 60 months using a method that approximates the effective interest method. The capitalized fees are classified as other assets on the consolidated balance sheet.


L.  Earnings Per Unit

     Below is a calculation of the basic and diluted common units used to calculate basic and diluted earnings per unit on the statements of earnings.

     (in thousands, except per unit data)

                                                       Three months ended               Nine months ended
                                                       ------------------               -----------------
                                                  April 30,         April 30,       April 30,        April 30,
                                                     2001             2000             2001             2000
                                                ---------------  ---------------- ---------------  ---------------
Common unitholders' interest in net
earnings                                           $25,259              $940          $92,540          $36,406

Weighted average common units
outstanding                                       31,307.1          31,307.1         31,307.1         31,306.6
                                               ---------------- ----------------- ----------------  --------------

Basic  and  diluted   earnings   per
common unit                                         $ 0.81             $0.03           $ 2.96           $ 1.16
                                               ================ ================= ================  ==============


     The senior units are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period and have been excluded from common units outstanding. In order to compute the basic and diluted earnings per common unit, the distributions on senior units are subtracted from net earnings to arrive at the common unitholders' interest in net earnings. There was no difference between basic and diluted earnings per common unit for either the three or nine months ended April 30, 2001 or 2000.

 M.  Adoption of New Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Partnership's overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset, a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk.

     The Partnership uses cash flow hedges to manage exposure to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

     Product purchase price risk

     Fluctuations in the wholesale cost of propane subject the Partnership to purchase price risk. The Partnership purchases propane at various prices that are eventually sold to its customers, exposing the Partnership to future product price fluctuations. Also, certain forecasted transactions expose the Partnership to purchase price risk. The Partnership continually monitors and assesses its purchase price exposures and consequently utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. The Partnership uses derivative products to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income
     (OCI) and are recognized in the statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of cash flow hedges due to hedge ineffectiveness are recognized in other revenues on the consolidated statement of earnings. The fair value of the derivatives related to purchase price risk is classified on the consolidated balance sheet as inventories. The Partnership also purchases and sells derivatives that are not classified as hedges to manage other risks associated with commodity prices. The changes in fair value of these derivatives are recognized as they occur in other revenue on the consolidated statement of earnings.

     The Partnership also uses forward contracts, not designated as hedging instruments under SFAS 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS 133, as amended by SFAS 137 and SFAS 138, and thus are not adjusted to fair market value.

     Interest rate risk

     The Partnership also holds $707,844,000 in primarily fixed rate long-term debt and $158,000,000 in variable rate operating leases. Fluctuations in interest rates subject the Partnership to interest rate risk. Decreases in interest rates increase the fair value of the Partnership's fixed rate debt, while increases in interest rates subject the Partnership to the risk of increased interest expense related to its variable rate debt and operating leases.

     The Partnership enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. The fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other current or long-term assets or as other current or long-term liabilities on the consolidated balance sheet. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized as they occur in interest expense on the consolidated statement of earnings. Interest rate caps are used to hedge the risk associated with rising interest rates and their affect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in OCI at interim periods and are recognized as interest expense in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of earnings as they occur.

     Effect of adoption of SFAS 133

     The adoption of SFAS 133 resulted in an increase in other revenues of $299,000, an increase in OCI of $709,000 and an increase of $1,008,000 to inventories as of August 1, 2000. The increase in other revenue is primarily attributable to increases in the fair value of derivatives not designated as hedging instruments under SFAS 133. The increase in OCI is mostly attributable to increases in the value of cash flow hedges for the fair value of options designated as hedging instruments. The $709,000 related to these derivatives included in OCI as of August 1, 2000, were reclassified into earnings during the nine months ended April 30, 2001, at the time that the hedged item affected earnings.

     Three and nine months ended April 30, 2001

     Gains and losses related to derivatives held for product price risk included in OCI are reclassified into earnings at the expiration or settlement date of the hedged item. There are currently no derivatives held for product price risk outstanding at April 30, 2001.

     Hedge ineffectiveness, determined in accordance with SFAS 133, increased interest expense $329,853 during the nine months ended April 30, 2001, due to the change in the time value of the interest rate cap. No fair value hedges or cash flow hedges were derecognized or discontinued for the nine months ended April 30, 2001.

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

     Accounting for Securitization

     The FASB also recently issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Partnership does not believe that the implementation of SFAS No. 140 will have a material effect on its financial position, results of operations and cash flows. See Notes E and F for discussion of SFAS No. 125's effect on recent accounts receivable transactions. SFAS 140 affects the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral and will be effective for the Partnership's fiscal year ending July 31, 2001.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                    April 30,             July 31,
ASSETS                                                2001                  2000
--------------------------------                 --------------        -------------
                                                  (unaudited)

Cash                                                    $1,000               $1,000
                                                 --------------        -------------
Total Assets                                            $1,000               $1,000
                                                 ==============        =============


STOCKHOLDER'S EQUITY
--------------------------------
Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding         $1,000               $1,000

Additional paid in capital                               1,662                1,237

Accumulated deficit                                     (1,662)              (1,237)
                                                 --------------        -------------
Total Stockholder's Equity                              $1,000               $1,000
                                                 ==============        =============

                       See notes to financial statements.





                             STATEMENTS OF EARNINGS
                                   (unaudited)


                                                     Three Months Ended                     Nine Months Ended
                                             ------------------------------------  -------------------------------------
                                                April 30,          April 30,           April 30,          April 30,
                                                   2001              2000                2001               2000
                                             ----------------- ------------------  ------------------ ------------------

General and administrative expense                    $ 284            $  249               $ 425             $  485

                                             ----------------- ------------------  ------------------ ------------------
Net loss                                              $(284)            $(249)              $(425)             $(485)
                                             ================= ==================  ================== ==================



                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Nine Months Ended
                                                             --------------------------------------------
                                                                 April 30,                April 30,
                                                                   2001                      2000
                                                             ------------------       -------------------
Cash Flows From Operating Activities:
  Net loss                                                              $(425)                    $ (485)
                                                             ------------------       -------------------
      Cash used in operating activities                                  (425)                      (485)
                                                             ------------------       -------------------

Cash Flows From Financing Activities:
  Capital contribution                                                     425                       485
                                                            -------------------       -------------------
      Cash provided by financing activities                                425                       485
                                                             ------------------       -------------------

Change in cash                                                               -                         -
Cash - beginning of period                                               1,000                     1,000
                                                             ------------------       -------------------
Cash - end of period                                                    $1,000                    $1,000
                                                             ==================       ===================


                                     See notes to financial statements.









                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (unaudited)

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

Forward-looking statements

     Statements included in this report that are not historical facts are forward-looking statements. These statements include the following:

o whether or not Ferrellgas, L.P. will have sufficient funds to meet its obligations and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect its $160,000,000 senior secured notes,

o whether or not Ferrellgas, L.P. will have sufficient funds to meet its obligations and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to pay the required distribution on its senior units, and to pay the minimum quarterly distribution of $0.50 per common unit,

o whether or not the Partnership will continue to meet all of the required quarterly financial tests,

o    the expectation that certain interest rate hedges will terminate,

o the expectation of higher than normal cash provided by operating activities in the last quarter of fiscal 2001, and

o the expectation that future periods may not have the same percentage increase in retail volumes, revenues and expenses as was experienced in the first nine months of fiscal 2001.

     The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include but are not limited to the following:

o    the effect of weather  conditions  on demand for  propane,

o increases in propane prices may cause higher levels of conservation by the Partnership's customers,

o    price and availability of propane supplies,

o    price and inventory risk of propane  supplies,

o the timing of collections of the Partnership's accounts receivable and increases in product costs and demand may decrease its working capital availability,

o    the availability of capacity to transport propane to market areas,

o    competition from other energy sources and within the propane industry,

o operating risks incidental to transporting, storing, and distributing propane,

o    the Partnership may not be successful in making acquisitions,

o    changes in interest rates,

o    governmental legislation and regulations,

o    energy  efficiency  and technology  trends,

o    the condition of the capital markets in the United States,

o    the political and economic  stability of the oil producing  nations,  and

o the expectation that the remaining senior units will be redeemed in the future with proceeds from an offering of equity at a price satisfactory to the Partnership.

Results of Operations

     Due to the seasonality of the retail propane business, results of operations for the nine months ended April 30, 2001 and 2000, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Due to the seasonality of the retail propane business, these fixed cost increases have caused net losses in the first and fourth fiscal quarters and net earnings in the second and third fiscal quarters to be more pronounced.

Three Months Ended April 30, 2001 vs. April 30, 2000

     Total revenues. Total gas liquids and related product sales increased 30.7% to $364,723,000, primarily due to an increased average sales price per gallon, partially offset by the decreased retail sales volumes.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2001. The wholesale cost of propane for the third quarter of fiscal 2001 was significantly higher compared to the same quarter last year. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.60 per gallon and reached a high of $0.68 per gallon during the third quarter of fiscal 2001 compared to an average of $0.46 per gallon in the third quarter of the prior year. Other major supply points in the United States also experienced significant increases.

     Retail sales volumes decreased 5.0% to 248,785,000 gallons in the third quarter of fiscal 2001 as compared to 261,994,000 gallons in the prior year, primarily due to the impact of customer conservation caused by the effect of the higher product cost environment partially offset by the effect of cooler weather during February and March 2001 as compared to the same months in the prior year. For February and March, temperatures as reported by the American Gas Association, were 1% colder than normal as compared to 18% warmer than normal in the same months in the prior year.

     Other revenues increased by $6,915,000 primarily due to risk management gains realized in the third quarter of fiscal 2001.

     Gross profit. Gross profit increased 23.3% to $152,801,000 in the third quarter of fiscal 2001. Factors contributing to this increase include increased retail margins and risk management gains. Partially offsetting these factors was the impact of reduced volume due to conservation by customers in response to the higher cost of propane.

     Operating expense. Operating expense increased 4.0% to $73,358,000 primarily due to incentive based expenses resulting from the improved financial performance of the company. Additional factors contributing to increased operating expenses included increased energy costs affecting utility and fuel expense. These increases were partially offset by favorable expense management related to the completed integration of the Thermogas acquisition and expense savings initiatives established late in fiscal year 2000.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 16.7% to $14,484,000 primarily due to a change in the estimated residual values used to compute the depreciation of customer and storage tanks. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This increase in the residual values resulted from a review by management of tank values established in an independent valuation obtained in connection with tank lease financings completed in December 1999. Due to this change in the tank residual values, depreciation expense decreased by approximately $2,888,000, compared to the depreciation that would have been recorded using the previously estimated residual values. The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previously estimated residual values.

     General and administrative expense. General and administrative expense decreased 6.4% to $6,619,000 as a result of reduced personnel costs related to the Thermogas, partially offset by increased incentive based expenses resulting from the improved financial performance of the company.

     Equipment  lease  expense.   Equipment  lease  expense  decreased  6.8%  to
$7,618,000 due to reduced interest rates compared to the same period last year.

     Loss (gain) on disposal of assets and other. Loss (gain) on disposal of assets and other increased $1,706,000 primarily due to the loss on the sale of the pool of accounts receivable related to the accounts receivable securitization. See Notes E and F in the Consolidated Financial Statements included elsewhere in this report for additional information regarding these transactions.

     Interest expense. Interest expense decreased 4.2% to $14,884,000 due primarily to the interest rate savings resulting from the interest rate swap and the effect of the reduced credit facility borrowings during the third quarter of fiscal 2001. The interest rate swap hedges the fixed interest rate debt held by Ferrellgas Partners. The reduced credit facility borrowings resulted primarily from the funds generated from the accounts receivable securitization. See discussion of the transactions between the Partnership and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Forward looking statement. The Partnership does not expect a similar magnitude of percentage increase in revenues or cost of product sold in future periods. The nonrecurring percentage increases experienced in the third quarter of this year compared to the same period last year were primarily a result of the significantly higher wholesale propane prices experienced during the third quarter of fiscal 2001 compared to the same period last year. The Partnership expects the interest rate swap to be terminated in the fourth quarter of fiscal 2001.

Nine Months Ended April 30, 2001 vs. April 30, 2000

     Total revenues. Total gas liquids and related product sales increased 68.0% to $1,237,572,000, primarily due an increased average sales price per gallon and increased retail sales volumes.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2001. The wholesale cost of propane during the first nine months of fiscal 2001 was significantly higher as compared to the same period in fiscal 2000. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.67 per gallon this period in fiscal 2001 as compared to an average of $0.42 per gallon in same period of fiscal 2000. Other major supply points in the United States also experienced significant increases.

     Retail sales volumes increased 16.2% to 847,908,000 gallons in fiscal 2001 as compared to 729,467,000 gallons for the prior period, primarily due to the acquisition of Thermogas completed in December 1999 and the effect of colder weather, partially offset by the impact of customer conservation caused by the higher product cost environment. During the winter heating season of fiscal 2001, temperatures as reported by the American Gas Association were 5% colder than normal as compared to temperatures 14% warmer than normal during the same period in fiscal 2000.

     Other revenues increased by $7,446,000 primarily due to increased risk management gains and contributions from the Thermogas acquisition.

     Gross profit. Gross profit increased 31.5% to $479,092,000, primarily due to gross profit generated from increased retail margins, the effect on sales related to the colder than normal weather and the acquired Thermogas operations. Partially offsetting these factors was a decrease in volume due to conservation by customers in response to the higher cost of propane.

     Operating expense. Operating expense increased 16.1% to $228,846,000 primarily due to personnel, plant and office, vehicle and other operating expenses related to the acquired Thermogas operations and to a lesser extent the increased incentives based expenses resulting from the improved financial performance of the company, partially offset by favorable expense management related to the completed integration of the Thermogas acquisition and expense savings initiatives established late in fiscal year 2000.

     General and administrative expense. General and administrative expense remained basically unchanged as compared to the same period last year. Prior to the acquisition by the Partnership, Thermogas incurred in excess of $20,000,000 in general and administrative expenses on an annualized basis. As a result of Ferrellgas' acquisition of Thermogas and the complete integration of the general and administrative services into the Ferrellgas operations, Ferrellgas has been able to eliminate approximately 90% of such overhead costs, thus realizing the general and administrative cost reduction from the acquisition.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 2.1% to $42,462,000 primarily due to the change in the estimated residual values used to compute the depreciation of customer and storage tanks, partially offset by the addition of property, plant and equipment and intangible assets from the Thermogas acquisition. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This increase in the residual values resulted from a review by management of tank values established in an independent valuation obtained in connection with tank lease financings completed in December 1999. Due to this change in the tank residual values, depreciation expense decreased by approximately $8,848,000, compared to the depreciation that would have been recorded using the previously estimated residual values. The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previously estimated residual values.

     Equipment lease expense. Equipment lease expense increased 38.5% to $24,386,000 due to the addition of the $160,000,000 operating tank leases in December 1999, and to a lesser extent to upgrades to the Partnership's truck fleet.

     Loss (gain) on disposal of assets and other. Loss (gain) on disposal of assets and other increased $4,731,000 primarily due to the loss on the sale of the pool of accounts receivable related to the accounts receivable securitization. See Notes E and F in the Consolidated Financial Statements included elsewhere in this report for additional information regarding these transactions.

     Interest expense. Interest expense increased 10.2% to $47,158,000. This increase is primarily the result of increased borrowings related to the Thermogas acquisition, partially offset by the effect of the reduced credit facility borrowings during the first nine months of fiscal 2001 and the interest rate savings resulting from the interest rate swap. The reduced credit facility borrowings resulted primarily from the funds generated from the accounts receivable securitization. See discussion of the transactions between the Partnership and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Forward looking statement. The Partnership does not expect a similar magnitude of percentage increase in retail volumes, revenues, cost of product sold or expenses in future periods. The nonrecurring percentage increases experienced in the first nine months of this year compared to the same period last year were primarily a result of the impact of the acquisition of Thermogas and the significantly higher wholesale propane prices experienced during fiscal 2001 compared to the same period last year, and colder winter temperatures this year compared to last. The Partnership expects the interest rate swap to be terminated in the fourth quarter of fiscal 2001.

Liquidity and Capital Resources

     The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Due to the seasonality of the Partnership's retail propane business, a significant portion of the Partnership's cash flow from operations is typically generated during the winter heating season which occurs during the Partnership's second and third fiscal quarters. Typically, the Partnership generates significantly lower cash flows from operations in its first and fourth fiscal quarters as compared to the second and third quarters, because fixed costs exceed gross profit during the non-peak season. However, the third quarter of this fiscal year generated a higher than historical cash flow from operating activities and the second quarter of fiscal 2001 generated lower than historical cash flow from operating activities. This variance between the two quarters in the amount of cash flow from operating activities compared to historical levels was primarily caused by significant increases in customer receivables related to the significantly higher than historical retail prices and by increases in retail volumes, and, to a lesser extent, by increases in the cost of propane inventory during the first half of the year. As a result of the lower cash flow from operating activities in the second quarter, the Partnership generated higher than normal cash flow from operating activities in the third quarter as customers remitted payment of the receivables invoiced during the second quarter of fiscal 2001. Subject to meeting certain financial tests discussed below, the General Partner believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $160,000,000 senior secured notes. In addition, the General Partner believes that Ferrellgas, L.P. will have sufficient funds available to distribute to Ferrellgas Partners amounts to allow it to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all common units for the remainder of the non-peak season, which covers the fourth and first fiscal quarters when the Partnership typically experiences lower cash flows from operating activities.

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

     The Partnership's financial performance during the 2000, 1999 and 1998 fiscal years was adversely impacted by average temperatures that were reported by the National Oceanic Atmospheric Administration as the warmest in recorded history. Despite these challenges in prior fiscal years, the Partnership met all of its financial tests and covenants. Currently, these include the debt incurrence tests within the credit facility, tank leases and accounts receivable securitization facility and the Ferrellgas Partners senior secured notes restricted payment test, as well as other financial tests and covenants in the Ferrellgas Partners senior secured notes, the $350,000,000 senior notes, the $184,000,000 senior notes, the credit facility, the tank leases and the accounts receivable securitization facility.

     Based upon current estimates of the Partnership's cash flow, Ferrellgas, Inc. believes that the Partnership will be able to meet all of the required quarterly financial tests and covenants. However, if the Partnership were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal weather or a volatile cost environment, the Partnership may not meet certain financial tests in future quarters. These factors could temporarily restrict the ability of Ferrellgas, L.P. to incur debt or Ferrellgas Partner's ability to make cash distributions to its unitholders. Depending on the circumstances, the Partnership may consider alternatives to permit the incurrence of debt at Ferrellgas, L.P. or the continued payment by Ferrellgas Partners of the quarterly cash distribution to its unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

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

     Toward this purpose, on February 5, 1999, Ferrellgas Partners filed a shelf registration statement with the Securities and Exchange Commission for the periodic sale of up to $300,000,000 in equity and/or debt securities. The registered securities would be available for sale by the Partnership in the future to fund acquisitions, to reduce indebtedness or to fund general corporate purposes. On June 8, 2001, Ferrellgas Partners received $85,365,000, after underwriting discounts and commission, from the issuance of 4,500,000 common units to the public from this shelf registration statement. See Financing Activities for additional information about this equity offering.

     Ferrellgas Partners also maintains an additional shelf registration statement with the Securities and Exchange Commission for 2,010,484 common units. These common units may be issued by Ferrellgas Partners in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $54,740,000 for the nine months ended April 30, 2001, compared to $33,675,000 for the nine months ended April 30, 2000. This increased cash provided by operations is primarily due to the increased earnings partially offset by the increased working capital required to finance operations during the colder winter and significantly higher wholesale propane cost environment. Accounts receivable, net of the sale of a pool of trade accounts receivable (see Investing Activities below), increased significantly during the fiscal 2001 as compared to the prior year due to higher sales prices and higher retail volumes.

     Investing Activities. The operating partnership ("Ferrellgas, L.P.") sells and contributes an interest in a pool of its trade accounts receivable to its wholly-owned, special purpose subsidiary, Ferrellgas Receivables, LLC. Ferrellgas Receivables then sells its interest to a commercial paper conduit of Banc One, NA according to the terms of a 364-day agreement. Ferrellgas, L.P. remits to Ferrellgas Receivables funds collected on the pool of trade receivables held by Ferrell Receivables. At April 30, 2001, Ferrellgas, L.P. had collected and remitted to Ferrellgas Receivables all but $48,000,000 of the receivables previously sold to it.

     At April 30, 2001, the level of funding available from this accounts receivable facility agreement is currently limited $60,000,000. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" this transaction is reflected on the Partnership's consolidated statement of earnings as a "Loss (gain) on disposal of assets and other" and on the consolidated balance sheet as other assets. The proceeds of these sales are less than the face amount of the pool of accounts receivable sold by an amount that approximates the financing cost of issuing commercial paper backed by these accounts receivable. See Notes E and F in the Consolidated Financial Statements included elsewhere in this report for additional information regarding these transactions.

     During the nine months ended April 30, 2001, the Partnership made growth and maintenance capital expenditures of $9,210,000 consisting primarily of :

o        vehicle lease buyouts,
o        relocating and upgrading district plant facilities,
o        upgrading computer equipment and software, and
o        additions to propane storage tanks and cylinders.

     The Partnership's capital requirements for repair and maintenance of property, plant and equipment are relatively low due to limited technological change and long useful lives of propane tanks and cylinders.

     The Partnership leases light and medium duty trucks, tractors and trailers. The Partnership believes vehicle leasing is a cost-effective method for meeting its transportation equipment needs. The Partnership purchased $1,935,000 of vehicles whose lease terms expired in the first nine months of fiscal 2001. The Partnership plans to purchase additional vehicles at the end of their lease term totaling $1,077,000 in the last quarter of fiscal 2001, $203,000 in fiscal 2002 and $143,000 in fiscal 2003. The Partnership intends to renew other vehicle and tank leases that would have had buyouts of $6,473,000 in fiscal 2002, $162,169,000 in fiscal 2003, $4,981,000 in fiscal 2004 and $4,086,000 in fiscal
2005. Historically, the Partnership has been successful in renewing vehicle leases subject to buyouts. However, there is no assurance that it will be successful in the future.

     The Partnership continues to consider opportunities to expand its operations through strategic acquisitions of retail propane operations located throughout the United States. These acquisitions would be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests.

     Financing Activities. On June 8, 2001, the Partnership received $85,365,000 pursuant to the issuance of 4,500,000 common units to the public. The Partnership then used all of these proceeds to redeem 2,048,697 senior units and the related accrued senior unit distribution. After the completion of these transactions, the Partnership had outstanding 35,864,616 common units and 2,839,537 senior units. The common units issued to the public on June 8, 2001, are entitled to a distribution equivalent to that distribution that is expected to be paid to the already outstanding publicly held common units for the quarter ending July 31, 2001.

     On April 4, 2001, the Partnership announced a series of transactions that increased the cash distribution coverage to its public unitholders and modified the structure of its outstanding senior units. In addition, the Partnership announced that Chief Executive Officer, James E. Ferrell, purchased all its outstanding senior units from The Williams Companies, Inc.

     Ferrellgas, L.P.'s credit facility, which expires June 30, 2003, is unsecured and consists of a $117,000,000 working capital, general corporate and acquisition facility, including a letter of credit facility, and a $40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the credit facility bear interest, at the borrower's option, at a rate equal to either London Interbank Offered Rate (LIBOR) plus an applicable margin varying from 1.25 percent to 2.25 percent or the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent. The bank's base rate at April 30, 2001 and July 31, 2000 was 8.5% and 9.5%, respectively. During the nine months ended April 30, 2001, the Partnership repaid $28,600,000 of its credit facility.

     At April 30, 2001, $1,400,000 of borrowings and $29,290,000 of letters of credit were outstanding under the Ferrellgas, L.P. credit facility. These borrowings currently carry an average interest rate of 8.50%. At April 30, 2001, Ferrellgas, L.P. had $126,310,000 available for general corporate, acquisition and working capital purposes under the credit facility and the accounts receivable facility. Based on the pricing grid contained in the credit facility, the current borrowing rate for future borrowings under the credit facility is LIBOR plus 1.50%. The Partnership believes that these facilities will be sufficient to meet its future working capital needs. However, if the Partnership were to experience an unexpected significant increase in working capital requirements, it could exceed its immediately available resources. Events that could cause increases in working capital requirements include a significant increase in the cost of propane, a significant delay in the collections of accounts receivable or increased volatility in commodity prices related to risk management activities. The Partnership would consider alternatives to provide increased working capital. No assurances can be given, however, that such alternatives could be implemented.

     Effective June 2, 2000, Ferrellgas, L.P. entered into an interest rate cap agreement with Bank of America, related to variable quarterly rent payments due pursuant to two tank lease agreements. The variable quarterly rent payments are determined based upon a floating LIBOR based interest rate. The cap agreement, which expires June 30, 2003, requires Bank of America to pay Ferrellgas, L.P. at the end of each March, June, September and December the excess, if any, of the applicable three month floating LIBOR interest rate over a cap of 9.3%, applied to the unamortized amount outstanding each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of April 30, 2001 was $158,000,000.

     Effective April 27, 2000, the Partnership entered into an interest rate swap agreement with Bank of America, related to the semi-annual interest payment due on the $160,000,000 fixed rate senior secured notes due 2006. The swap agreement, which expires June 15, 2006, requires Bank of America to pay the stated fixed interest rate (annual rate 9.375%) pursuant to the $160,000,000 senior secured notes, equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership is required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the three month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000. Bank of America has a one-time opportunity to terminate this agreement without a cancellation premium in June 2001. Based on its evaluation of the current interest rate market, the Partnership believes that Bank of America will terminate this agreement prior to June 15, 2001, although there is no assurance that it will do so. If Bank of America terminates the swap agreement, the Partnership will resume paying the stated fixed interest rate (annual rate 9.375%) beginning June 15, 2001.

     On February 28, 2000, Ferrellgas, L.P. issued $184,000,000 of privately placed unsecured senior notes. The proceeds of these senior notes, which include three series with maturities ranging from year 2006 through 2009 and an average fixed interest rate of 8.8%, were used to retire $183,000,000 of Ferrellgas, L.P. bridge loan financing assumed in connection with the Thermogas acquisition.

     On December 17, 1999, the Partnership purchased Thermogas from Williams Natural Gas Liquids, Inc., a subsidiary of The Williams Companies, Inc. Part of the consideration paid to Williams at closing by the Partnership was $175,000,000 in newly issued senior units. On April 4, 2001, these units were acquired by our Chief Executive Officer, James E. Ferrell. Mr. Ferrell has the right to convert any outstanding senior units into common units on December 31, 2005 or upon the occurrence of a material event as defined by the Partnership Agreement. On June 8, 2001, the Partnership redeemed 2,048,697 senior units and intends to redeem the remaining 2,839,537 senior units at the redemption value prior to the date of conversion. No assurances can be given that the Partnership will be successful in selling additional equity or securing the financing to redeem the remaining senior units.

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

     On June 14, 2001, the Partnership paid cash distributions of $1.00 per senior unit and $0.50 per common unit.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Partnership's overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk.

     The Partnership uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

     Product purchase price risk

     Fluctuations in the wholesale cost of propane subject the Partnership to purchase price risk. The Partnership purchases propane at various prices that are eventually sold to its customers, exposing the Partnership to future product price fluctuations. Also, certain forecasted transactions expose the Partnership to purchase price risk. The Partnership continually monitors and assesses its purchase price exposures and consequently utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. The Partnership uses derivative products to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of cash flow hedges due to hedge ineffectiveness are recognized in other revenues on the consolidated statement of earnings. The fair value of the derivatives related to purchase price risk are classified on the consolidated balance sheet as inventories. The Partnership also purchases and sells derivatives that are not classified as hedges to manage other risks associated with commodity prices. The changes in fair value of these derivatives are recognized as they occur in other revenue on the consolidated statement of earnings.

     The Partnership also uses forward contracts, not designated as hedging instruments under SFAS 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS 133, as amended by SFAS 137 and SFAS 138, and thus are not adjusted to fair market value.

Interest rate risk

     The Partnership also holds $707,844,000 in primarily fixed rate long-term debt and $158,000,000 in variable rate operating leases. Fluctuations in interest rates subject the Partnership to interest rate risk. Decreases in interest rates increase the fair value of the Partnership's fixed rate debt, while increases in interest rates subject the Partnership to the risk of increased interest expense related to its variable rate debt and operating leases.

     The Partnership enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. The fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other current or long-term assets or as other current or long-term liabilities on the consolidated balance sheet. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized as they occur in interest expense on the consolidated statement of earnings. Interest rate caps are used to hedge the risk associated with rising interest rates and their affect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in OCI at interim periods and are recognized as interest expense in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of earnings as they occur.

Effect of adoption of SFAS 133

     The adoption of SFAS 133 resulted in an increase in other revenues of $299,000, an increase in OCI of $709,000 and an increase of $1,008,000 to inventories as of August 1, 2000. The increase in other revenues is primarily attributable to increases in the fair value of derivatives not designated as hedging instruments under SFAS 133. The increase in OCI is mostly attributable to increases in the value of cash flow hedges for the fair value of options designated as hedging instruments. The $709,000 related to these derivatives included in OCI as of August 1, 2000, were reclassified into earnings during the nine months ended April 30, 2001, at the time that the hedged item affected earnings.


Three and nine months ended April 30, 2001

     Gains and losses related to derivatives held for product price risk included in OCI are reclassified into earnings at the expiration or settlement date of the hedged item. There are currently no derivatives held for product price risk outstanding at April 30, 2001.

     Hedge ineffectiveness, determined in accordance with SFAS 133, increased interest expense $329,853 during the nine months ended April 30, 2001, due to the change in the time value of the interest rate cap. No fair value hedges or cash flow hedges were derecognized or discontinued for the nine months ended April 30, 2001.

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

Accounting for Securitization

     The FASB also recently issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Partnership does not believe that the implementation of SFAS No. 140 will have a material effect on its financial position, results of operations and cash flows. See Notes E and F for discussion of SFAS No. 125's effect on recent accounts receivable transactions. SFAS 140 affects the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral and will be effective for the Partnership's fiscal year ending July 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Additionally, the Partnership seeks to mitigate its interest rate risk exposure on variable rate debt and operating leases by interest rate cap agreements. At April 30, 2001, the Partnership had $161,400,000 in variable rate debt, after considering the effect of the swap transaction, which originated in fiscal 2000. If the swap is terminated, the Partnership's variable rate debt would immediately decrease by $160,000,000, while the fixed rate debt would increase by a corresponding amount. Thus, the swap related interest expense reduction of $1,665,000 recognized to date in fiscal 2001 will not be repeated in future years. At April 30, 2001, the Partnership had $158,000,000 outstanding in variable rate operating leases and an equal amount of interest rate cap agreements outstanding to hedge the related variable rate exposure. The operating leases were entered into during fiscal 2000. Thus, assuming the swap is terminated in June 2001 and a 100 basis point increase in the variable interest rate to the Partnership during fiscal 2001, the interest rate risk related to the swap, variable rate debt, the operating tank leases and the associated interest rate cap agreements would be an increase in interest expense of $1,656,000. The Partnership would also begin paying the fixed rate of 9.375% on its $160,000,000 senior secured notes.

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

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in forward prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $1,300,000 as of April 30, 2001. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus, actual results may differ.

                           PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
           Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 6, 2001, the Partnership completed a series of transactions in which it modified the structure of its outstanding senior units and increased the cash distribution coverage to its public common unitholders.

Modification of senior units

The Partnership amended some of the terms of the senior units on April 6, 2001. Those amendments:

o extended the date after which the senior units may be converted by the holder into common units from February 1, 2002, to December 31, 2005, absent the occurrence of a material event as defined in the partnership agreement;

o changed the senior unit to common unit conversion ratio from 125% to 100% of the senior unit liquidation preference, plus accrued and unpaid distributions;

o allow the Partnership to use $20 million of proceeds from sales of its units to reduce indebtedness after it had first used $40 million of those proceeds to redeem a portion of its senior units;

o removed the provisions that allowed the holder to require conversion, transfer or registration of the senior units if the closing price of the common units was less than $7.50 per common unit or if the Partnership defaulted on some of its outstanding debt instruments;

o replaced the monetary penalty for not making a required senior unit distribution with a provision that allows the holder to require conversion, transfer or registration of the senior units if a required senior unit distribution is not made; and

o eliminated as of February 1, 2001, the right to make distributions on the senior units in additional senior units rather than in cash. The right to pay senior unitholders in kind rather than in cash originally continued until February 1, 2002.

These amendments eliminated the need to redeem all senior units prior to February 1, 2002. For the common unitholders, the changes to the terms of the senior units reduce the potential for significant dilution in the near future due to a conversion of the senior units. These amendments are reflected in the Third Amended and Restated Agreement of Limited Partnership.

Cash distribution support

As part of the transactions completed on April 6, 2001, Ferrell Companies granted the Partnership the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36 million. This ability to defer provides the public common unitholders additional distribution support for approximately five years.

This new distribution support is available if the Partnership's available cash for any fiscal quarter is insufficient to pay all of the common unitholders the quarterly distribution to be declared by the general partner for that fiscal quarter. If an insufficiency would exist, the distribution declared may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. In that case, after payment of distributions on the senior units, the Partnership would pay a distribution out of available cash on the publicly-held common units first and then pay a distribution on the common units held by Ferrell Companies to the extent of any remaining available cash. If the outstanding amount of deferred distributions were to reach $36 million, the common units held by Ferrell Companies would then be paid in the same manner as the publicly-held common units. After payment of all required distributions for any subsequent period, the Partnership will use remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies. Reductions in amounts previously deferred will then again be available for future deferrals. The Partnership's ability to defer the payment of a distribution on the common units held by Ferrell Companies will end on the earlier of:

o        December 31, 2005;
o        a change of control, as defined in the partnership agreement;
o        the Partnership's dissolution; or
o        when Ferrell Companies no longer owns any common units.

After the end of the period described above, distributions will be made on all common units equally, including those owned by Ferrell Companies. The period of deferral described above may not be changed in a manner adverse to the public common unitholders without the consent of the holders of a majority of the public common units. This majority consent would not include those common units held by Ferrell Companies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable.

ITEM 5. OTHER INFORMATION
           Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
          (a)  Exhibits.   None.

          (b)  Reports on Form 8-K

               The Partnership filed two Form 8-Ks during the quarter ended April 30, 2001.

               1) On February 19, 2001, a Form 8-K reported that on February 27, 2001, Ferrellgas Partners, L.P. would report earnings for the three and six months ended January 31, 2001.

               2) On April 6, 2001, a Form 8-K reported that Ferrellgas Partners had announced a series of transactions that increased the cash distribution coverage to its public unitholders and modified the structure of its outstanding senior units. In addition, it announced that Chief Executive Officer, James E. Ferrell, purchased all its outstanding senior units from The Williams Companies, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FERRELLGAS PARTNERS, L.P.

                                      By Ferrellgas, Inc. (General Partner)


Date: June 14, 2001                   By     /s/ Kevin T. Kelly
                                      ------------------------------------------
                                             Kevin T. Kelly
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)



                                     FERRELLGAS PARTNERS FINANCE CORP.
Date: June 14, 2001                  By     /s/ Kevin T. Kelly
                                     -------------------------------------------
                                     Kevin T. Kelly
                                     Senior Vice President and Chief
                                     Financial Officer (Principal
                                     Financial and Accounting Officer)