Form 10-K
period 2001-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2001-10-25
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers   1-11331 and
                           333-06693

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value as of September 28, 2001, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $345,719,000.

At September 28, 2001, Ferrellgas Partners, L.P. had outstanding 35,921,966 Common Units and 2,801,622 Senior Units
Documents  Incorporated  by Reference:
None

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.

                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                            Page
                                     PART I
ITEM     1.     BUSINESS.......................................................1
ITEM     2.     PROPERTIES.....................................................8
ITEM     3.     LEGAL PROCEEDINGS..............................................9
ITEM     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............9

                                     PART II

ITEM     5.     MARKET FOR REGISTRANT'S UNITS AND
                RELATED UNITHOLDER MATTERS.....................................9
ITEM     6.     SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA..............10
ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................12
ITEM    7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....22
ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................23
ITEM     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................23

                                    PART III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS...........24
ITEM    11.     EXECUTIVE COMPENSATION........................................26
ITEM    12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................30
ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................31

                                     PART IV

ITEM    14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K...........................................33

                                     PART I

ITEM 1.       BUSINESS.

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

     Ferrellgas, L.P., a Delaware limited partnership, was formed on April 22, 1994, to acquire, own and operate the propane business and assets of Ferrellgas, Inc. Ferrellgas, L.P. accounts for nearly all of Ferrellgas Partner's consolidated assets, sales and earnings, except for interest expense related to $160 million of 9 3/8% Senior Secured Notes issued by Ferrellgas Partners in April 1996.

     Ferrellgas, Inc. owns general partner units that represent a 1% interest in Ferrellgas Partners and a 1.0101% general partner interest in Ferrellgas, L.P. The combined ownership represents an effective 2% general partner interest in the Partnership. As general partner, Ferrellgas, Inc. performs all management functions for the Partnership. Ferrell Companies, Inc., the parent company of Ferrellgas, Inc., owns approximately 50% of the Ferrellgas Partners' outstanding common units. Ferrell Companies was previously owned primarily by James E. Ferrell and his family but was sold in July 1998 to the Ferrell Companies, Inc. Employee Stock Ownership Trust.


General

     The Partnership is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The Partnership believes that it is the second largest retail marketer of propane in the United States, accounting for approximately 11% of the retail propane gallons sold. The Partnership currently serves approximately 1,100,000 residential, industrial/commercial and agricultural customers in 45 states through a nationwide network of approximately 600 retail locations. These operations extend from coast to coast with concentration in the Midwest, Southeast, Southwest and Northwest regions of the country.

     The Partnership's retail propane distribution business consists principally of transporting propane to retail distribution locations and then to tanks on customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.

     In the past three fiscal years, the Partnership has reported annual retail propane sales volumes as follows:


               Fiscal year ended                  Retail propane sales (gallons)
               -----------------                  ------------------------------
                 July 31, 2001                              957 million
                 July 31, 2000                              847 million
                 July 31, 1999                              680 million


     Fiscal 2001 retail propane sales volumes included a full year's contribution from the Thermogas operations acquired in December 1999. With this acquisition, the Partnership acquired over 180 retail locations primarily in the Midwest, complimenting the Partnership's historically strong presence in that region. Over 65 of the approximately 180 Thermogas locations were blended with existing Partnership locations.

Formation and History

     The Partnership is a Delaware limited partnership that was formed in 1994 in connection with its initial public offering. Its operations began in 1939 as a single retail propane location in Atchison, Kansas. The Partnership has since grown to nearly 600 retail locations primarily through acquisitions of other propane companies. The Partnership's initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, the Partnership has acquired more than 100 propane retailers, the largest of which were:

                                           Estimated Retail
     Company          Date Acquired        Gallons Acquired
     -------          -------------        ----------------
     Vision Energy    November 1994          47 million
     Skelgas          May 1996               93 million
     Thermogas        December 1999         270 million


Business Strategy

     The Partnership's business strategy is to manage its business in a manner that provides for a secure quarterly distribution to its unitholders and to continue to expand its operations and improve its financial performance.

The Partnership intends to execute this strategy by:

     Using technology to improve operations. The Partnership has recently completed a review of its key business processes to identify areas where it can use technology and process enhancements to improve its operations. Specifically, the Partnership has identified areas where it can reduce operating expenses and improve customer satisfaction in the near future. These areas include improvements to the routing and scheduling of customer deliveries, customer administration and operational workflow. During fiscal 2002, the Partnership expects to allocate considerable resources toward these improvements.

     Employing a disciplined acquisition strategy. The Partnership expects to continue the expansion of its customer base through the acquisition of other retail propane distributors. The Partnership intends to concentrate on acquisition activities in geographical areas near its existing operations, although it may pursue acquisitions that broaden its geographic coverage on a selected basis. The Partnership also intends to acquire propane retailers that can be efficiently combined with its existing operations to provide an attractive return on investment after taking into account the cost savings that may result from those combinations. The Partnership's goal is to improve the operations and profitability of the businesses it acquires by integrating them into its established national organization. The Partnership believes there are numerous retail propane distribution companies that are potential candidates for acquisition and that the geographic diversity of its operations helps to create many attractive acquisition opportunities. The Partnership continually seeks and is presented with these types of opportunities.

     Achieving internal growth. The Partnership believes that it can also achieve growth within its existing propane operations. As a result of its industry leadership and implementation of more efficient operating standards, the Partnership believes that it has positioned itself to successfully compete for these growth opportunities. The Partnership currently has marketing programs that focus specific resources towards internal growth.

     Capitalizing on our national presence and economies of scale. The Partnership believes its national presence of approximately 600 retail locations and an estimated 11% market share gives it advantages over its smaller competitors. These advantages include economies of scale in areas such as:

o  product procurement;
o  transportation;
o  fleet purchases;
o  customer administration; and
o  general administration.

     The Partnership's national presence also allows it to be one of the few propane retailers that can competitively serve commercial customers on a nationwide basis. In addition, the Partnership believes that its presence in 45 states provides more opportunities to make acquisitions that overlap with its existing operations and provide economies of scale in those markets. This was true with the acquisition of Thermogas in December 1999 where the Partnership had direct and indirect overlaps with over 70% of the 180 Thermogas retail locations acquired.

     Aligning employee interests with common unitholders. In 1998, the Partnership established an employee benefit plan that aligns the interests of its employees with those of its public common unitholders. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, employees own approximately 50% of the Partnership's outstanding common units, allowing them to participate directly in the Partnership's overall success. This plan is unique in the retail propane distribution industry and the Partnership believes that the entrepreneurial culture fostered by employee owners provides it with a distinct competitive advantage.

Retail Distribution of Propane and Related Equipment and Supplies

     The retail distribution of propane generally involves large numbers of small volume deliveries averaging approximately 200 gallons each. The market areas are generally rural, but also include suburban areas for industrial applications.

     The Partnership utilizes marketing programs targeting both new and existing customers by emphasizing its efficiency in delivering propane to customers as well as its employee training and safety programs. The Partnership sells propane primarily to four markets: residential, industrial/commercial, agricultural and other, with other being principally to other propane retailers. During the fiscal year ended July 31, 2001, the gross profit derived from these sales were as follows:

o  63% from sales to residential customers

o  27% from sales to industrial and other commercial customers

o  10% from sales to agricultural and other customers.

     Residential sales have a greater profit margin, more stable customer base and tend to be less sensitive to price changes than the other markets served by the Partnership. No single customer of the Partnership accounted for 10% or more of the Partnership's consolidated revenues in fiscal 2001.

     Profits in the retail propane distribution business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane in the contract and spot markets. These purchases are primarily from major domestic energy companies and on a short-term basis. Therefore, the Partnership's supply costs fluctuate with market price fluctuations and subject the Partnership to price and inventory risk. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term because retail prices have tended to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced, at least for the short-term, until retail prices can be increased. Retail propane customers typically lease their storage tanks from their distributors. Over 70% of the Partnership's retail propane customers lease their tanks from the Partnership. The lease terms and fire safety regulations in some states require leased tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching tanks minimizes a customer's tendency to switch suppliers of propane on the basis of minor variations in price, which helps the Partnership minimize customer loss.

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

     The Partnership purchases propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. As a result of the Partnership's ability to:

o    buy large volumes of propane,
o    utilize various risk management strategies, and
o    utilize its large distribution system and underground storage capacity,

the Partnership believes it is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. The Partnership is not dependent upon any single supplier or group of suppliers, the loss of which would have a material adverse effect on the Partnership. For the year ended July 31, 2001, no supplier provided 10% or more of the Partnership's total propane purchases.

     A portion of the Partnership's propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. Additionally, the Partnership will enter into fixed price contracts that have a term of less than one year.

     The Partnership may purchase and store inventories of propane to avoid delivery interruptions during periods of increased demand. The Partnership owns three underground and four above ground storage facilities with an aggregate capacity of approximately 206 million gallons. Currently, approximately 160 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use. The Partnership also leases underground and above ground storage at third party storage facilities and pipeline terminals.

     In addition, the Partnership's risk management activities utilize certain types of energy commodity forward contracts and swaps traded on the over-the-counter financial markets and futures traded on the New York Mercantile Exchange. These activities are utilized to anticipate market movements, manage the Partnership's exposure to the volatility of floating commodity prices and to protect the Partnership's inventory positions. The Partnership also makes use of certain over-the-counter energy commodity options to limit overall price risk and to hedge its exposure to inventory price movements.

     The propane the Partnership sells to its customers is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to the Partnership's distribution outlets and wholesale customers by railroad tank cars leased by the Partnership and by highway transport trucks owned or leased by the Partnership. Common carrier transport trucks may be used during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. Propane is then transported from the Partnership's retail distribution outlets to its customers by the Partnership's fleet of 2,157 bulk delivery trucks, which are fitted generally with 2,000 to 3,000 gallon propane tanks. Propane storage tanks located on the customers' premises are then filled from the delivery truck. Propane is also delivered to customers in portable cylinders.

     The   Partnership's   retail  operations  also  include  leasing  tanks  to
customers, the sale of propane appliances and related parts and fittings, and other propane related services.

Industry and Competition

   Industry

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

     Based upon industry publications, propane accounts for approximately 3% to 4% of household energy consumption in the United States, an average level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (BTU) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

     Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is cheaper than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. The Partnership's residential retail propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, the Partnership may be unable to expand its customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.

   Competition

     In addition to competing with marketers of other fuels, the Partnership competes with other companies engaged in the retail propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, such as the Partnership, and the smaller, local independent marketers, including recent entrants such as certain rural electric cooperatives. Based upon industry publications, the Partnership believes that the ten largest multi-state retail marketers of propane, including the Partnership, account for approximately 46% of the total retail sales of propane in the United States and that there are approximately 5,000 local or regional distributors. The Partnership believes that it is the second largest retail marketer of propane in the United States with a market share of approximately 11% as measured by volume of national retail propane sales.

     Most of the Partnership's retail distribution outlets compete with three or more marketers or distributors, the principal factors being price and service. The Partnership competes with other retail marketers primarily on the basis of reliability of service and responsiveness to customer needs, safety and price. Each retail distribution outlet operates in its own competitive environment because retail marketers reside in close proximity to their customers to lower the cost of providing service. The typical retail distribution outlet has an effective marketing radius of approximately 25 miles.

Other Operations

     The other operations of the Partnership consist of wholesale propane marketing, chemical feedstocks marketing, natural gas liquids storage, a wholesale propane appliance operation, transport hauling and other. These operations, individually and in the aggregate, make up less than 10% of the Partnership's revenue and operating income.

     The Partnership engages in the wholesale marketing and distribution of propane to other retail propane distributors. During the past three fiscal years, the Partnership made the following sales to wholesale customers:


                                Wholesale         Wholesale
Fiscal year ended             Gallons Sold        Revenues
-----------------             ------------        ---------
July 31, 2001                  97 million       $ 65.1 million
July 31, 2000                  99 million       $ 43.4 million
July 31, 1999                 103 million       $ 33.8 million


Employees

     The Partnership has no employees and is managed by Ferrellgas, Inc. pursuant to its partnership agreement. At September 28, 2001, Ferrellgas, Inc. had 4,435 full-time employees and 857 temporary and part-time employees. Ferrellgas, Inc.'s full-time employees were employed in the following areas:


Retail Locations .................................................         3,814
Transportation and Storage .......................................           241
Corporate Offices in Liberty, MO and Houston, TX .................           380
                                                                           -----
        Total ....................................................         4,435
                                                                           =====

     Less than one percent of Ferrellgas, Inc.'s employees are represented by four local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Ferrellgas, Inc. has not experienced any significant work stoppages or other labor problems.

     The Partnership's risk management, wholesale propane marketing, chemical feedstocks marketing, natural gas liquid storage, transport hauling and other functions are operated primarily out of the Partnership's offices located in Houston, Texas by a total full-time corporate staff of 77 people.

Governmental Regulation - Environmental and Safety Matters

     The Partnership is not subject to any price or allocation regulation of propane and propane is not a hazardous substance within the meaning of federal and state environmental laws.

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

     The Partnership believes it is in material compliance with all governmental regulations and industry standards applicable to environmental and safety matters. The Department of Transportation established new regulations addressing emergency discharge control issues that became effective on July 1, 1999 with various requirements phased in over the next seven years. The Partnership has implemented the required discharge control systems and is in full compliance in all material respects with current regulatory requirements.

Service Marks and Trademarks

     The Partnership markets retail propane under the "Ferrellgas", "Thermogas," "Puget Propane," "Seacrist Fuels," and "Elk Grove Gas & Oil" tradenames. The Partnership uses the tradenames "Ferrell North America" and "American Energy Incorporated" for its wholesale operations, the tradename "NRG" for its propane appliance wholesale operation, and the tradename "Ferrell Transport" for most of its third party hauling and oil field services operations. In addition, the Partnership has a trademark on the name "FerrellMeter," its patented gas leak detection device. Ferrellgas, Inc. has an option to purchase the tradenames and trademark that it contributed to the Partnership for a nominal value if Ferrellgas, Inc. is removed as general partner of the Partnership other than for cause. If Ferrellgas, Inc. ceases to serve as the general partner of the Partnership for any other reason, it will have the option to purchase the tradenames and trademark from the Partnership for fair market value.

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

     Ferrellgas Receivables, LLC is a wholly-owned, special purpose subsidiary of Ferrellgas, L.P. and was organized in September 2000. Ferrellgas, L.P. transferred interests in a pool of accounts receivable to Ferrellgas Receivables. Ferrellgas Receivables then sold the interests to a commercial paper conduit of Banc One, NA. Ferrellgas Receivables does not conduct any other activities. In accordance with Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," Ferrellgas Receivables is accounted for using the equity method of accounting. The accounts receivable securitization is more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note E to the Consolidated Financial Statements provided herein.

ITEM 2.       PROPERTIES.

     The Partnership owns or leases the following transportation equipment that is utilized primarily in retail operations.

                                                   Owned   Leased   Total
Truck tractors .................................      71     139      210
Transport trailers .............................     354      39      393
Bulk delivery trucks ...........................   1,302     855    2,157
Pickup and service trucks ......................   1,526     716    2,242
Railroad tank cars .............................    --       287      287


     The transport  trailers  have an average  capacity of  approximately  9,000 gallons. The bulk delivery trucks are generally fitted with 2,000 to 3,000 gallon propane tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

     A typical retail distribution outlet is located on one to three acres of land and includes a small office, a workshop, bulk storage capacity of 18,000 gallons to 60,000 gallons and a small inventory of stationary customer storage tanks and portable propane cylinders that the Partnership provides to its retail customers for propane storage. At July 31, 2001, the Partnership owned approximately 40 million gallons of propane storage at its retail distribution outlets. The Partnership owns the land and buildings in the applicable local markets of approximately 50% of its operating locations and leases the remaining facilities on terms customary in the industry.

     Approximately 1,017,000 propane tanks are either owned or leased by the Partnership, most of which are located on customer property and leased to those customers. The Partnership also owns approximately 723,000 portable propane cylinders, most of which are leased to industrial and commercial customers. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources and Results of Operations" for a discussion of the operating tank lease involving a portion of the Partnership's customer tanks.

     The Partnership owns underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah and four above-ground storage facilities primarily located in the Upper Midwest and North Carolina that together hold 206 million gallons of product.

                                                           Storage Capacity
                Location                                        Gallons
                --------                                   ----------------
                Adamana, Arizona                              105 million
                Hutchinson, Kansas                             92 million
                Moab, Utah and above ground storage             9 million
                                                              -----------
                      Total                                   206 million
                                                              ===========

     Currently, approximately 160 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     The Partnership owns land and two buildings with 50,245 square feet of office space and leases 6,250 square feet of office space that together comprise its corporate headquarters in Liberty, Missouri, and leases 27,696 square feet of office space in Houston, Texas.

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


ITEM 3.       LEGAL PROCEEDINGS.

     Propane is a flammable, combustible gas. Serious personal injury and property damage can occur in connection with its transportation, storage or use. In the ordinary course of business, the Partnership is sometimes threatened with or is named as a defendant in various lawsuits seeking actual and punitive damages for product liability, personal injury and property damage. The Partnership maintains liability insurance policies with insurers in amounts and with coverages and deductibles it believes are reasonable and prudent. However, there can be no assurance that the insurance will be adequate to protect the Partnership from material expenses related to personal injury or property damage or that current levels of insurance will continue to be available in the future at economical prices.

     Currently, the Partnership is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these lawsuits. However, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition or cash flows of the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

     The common units representing limited partner interests in the Partnership are listed and traded on the New York Stock Exchange under the symbol FGP. As of September 28, 2001, there were 768 common unitholders of record. The following table sets forth the high and low sales prices for the common units on the New York Stock Exchange and the cash distributions declared per common unit for the periods indicated.

                                    Common Unit Price      Distributions
                                          Range          Declared Per Unit
                                   -------------------- ---------------------
                                     High       Low
                                                      2000
                                   ---------- ---------- ---------------------
First Quarter                        $17.75     $15.06           $0.50
Second Quarter                        15.63      12.00            0.50
Third Quarter                         14.56      13.25            0.50
Fourth Quarter                        14.63      13.31            0.50
                                                      2001
                                   ---------- ---------- ---------------------
First Quarter                        $16.94    $13.00            $0.50
Second Quarter                        15.99     12.50             0.50
Third Quarter                         19.85     14.92             0.50
Fourth Quarter                        21.24     18.55             0.50


     In December 1999, the Partnership issued senior units, none of which have an established public trading market. Originally issued to a subsidiary of The Williams Companies Inc. pursuant to the Thermogas acquisition, the senior units were subsequently sold to an entity owned by James E. Ferrell, Chairman, Chief Executive Officer and President of the General Partner. The issuance, modification of terms and partial redemption of the senior units are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and in Notes A, C and G to the Consolidated Financial Statements provided herein.

     The Partnership makes quarterly cash distributions of its available cash, as defined by the partnership agreement. Available cash is generally defined as consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established for future requirements by Ferrellgas, Inc. To the extent necessary, the Partnership will generally reserve cash inflows from the second and third quarters for distribution in the first and fourth fiscal quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of the financial tests and covenants which place limits on the amount of cash that can be used by the Partnership to pay distributions.

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
                                                  ---------------------------------------------------------------
                                                                   Year Ended July 31,
                                                  ---------------------------------------------------------------
                                                     2001         2000          1999         1998         1997
                                                  ----------    ----------   ----------   ----------   ----------
Income Statement Data:
Total revenues .................................. $1,468,670    $  959,023   $  633,349   $  623,775   $  811,337
Depreciation and amortization ...................     56,523        61,633       47,257       45,009       43,789
ESOP compensation charge ........................      4,843         3,733        3,295          350         --
Operating income ................................    126,691        57,091       60,497       52,586       67,380
Interest expense ................................     61,544        58,298       46,621       49,129       45,769
Earnings before extraordinary loss ..............     64,068           860       14,783        4,943       23,218

Basic and diluted earnings (loss) per
 common and subordinated unit-
   Earnings (loss) before extraordinary loss ....       1.43         (0.32)        0.47         0.16         0.74
Cash distributions declared per common ..........       2.00          2.00         2.00         2.00         2.00
 and subordinated unit

Balance Sheet Data at end of period:
Working capital                                   $   22,062    $   (6,344)  $   (4,567)  $     (443)  $  18,111
Total assets                                         896,159       967,907      656,745      621,223     657,076
Long-term debt                                       704,782       718,118      583,840      507,222     487,334

Partners' Capital:
Senior Unitholder                                 $  112,065    $  179,786   $    -       $    -       $   -
Common Unitholders                                   (12,959)      (80,931)       1,215       27,985      52,863
Subordinated Unitholder                                  -           -          (10,516)      19,908      50,337
General Partner                                      (58,738)      (58,511)     (59,553)     (58,976)    (58,417)
Accumulated other comprehensive income                (2,381)        -             (797)       -           -


                                                                Ferrellgas Partners, L.P.
                                                  ---------------------------------------------------------------
                                                                   Year Ended July 31,
                                                  ---------------------------------------------------------------
                                                     2001         2000          1999         1998         1997
                                                  ----------    ----------   ----------   ----------   ----------
(in thousands)

Operating Data:
Retail propane sales volumes (in gallons)            956,718       846,664      680,477      659,932      693,995

Capital expenditures:
        Maintenance                                 $ 12,096      $  8,917     $ 10,505     $ 10,569     $ 10,137
        Growth                                         3,152        11,838       15,238       10,060        6,055
        Acquisition                                    1,417       310,260       48,749       13,003       38,780
                                                ------------  ------------ ------------   ----------    ---------
            Total                                   $ 16,665      $331,015     $ 74,492     $ 33,632     $ 54,972
                                                ============  ============ ============   ==========    =========
Supplemental Data:
EBITDA:                                             $193,801      $122,101     $112,891      $98,119     $112,608
Net cash provided by operating activities           $ 99,859      $ 53,352     $ 92,494      $74,337     $ 75,087

     The Partnership defines EBITDA as earnings before interest, income taxes, depreciation, amortization, other charges and non-cash items such as employee stock ownership plan compensation charge and gain or loss on disposal of assets and other. EBITDA provides additional information for evaluating the Partnership's ability to make quarterly distributions and is presented solely as a supplemental measure. You should not consider EBITDA as an alternative to operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. The Partnership's EBITDA may not be comparable to EBITDA or similarly titled measures of other entities as other entities may not calculate EBITDA in the same manner as the Partnership.

The Partnership's capital expenditures fall generally into three categories:

o maintenance capital expenditures, which include capitalized expenditures for repair and replacement of property, plant and equipment,
o    growth capital  expenditures,  which include  expenditures for purchases of new propane tanks and other equipment to facilitate expansion of the Partnership's customer base and operating capacity, and
o acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations. Acquisition capital expenditures represent total cost of acquisitions less working capital acquired and in fiscal 2001 does not include a $4,638,000 adjustment to working capital related to a final valuation adjustment to record the Thermogas acquisition. The Partnership acquired Thermogas in December 1999.

     In fiscal 2001, the Partnership applied the provisions of Emerging Issues Task Force (EITF) Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", which impacts the presentation of certain revenue and cost of product sold items. Prior to fiscal 2001, the Partnership had reported the results of certain activities on a net margin basis in other revenue. This included the reporting of appliance sales, material and parts sales, refined fuel sales and certain risk management activities. In fiscal 2001 with the application of EITF No. 99-19, the Partnership began reporting these activities either gross as other revenues and cost of product sold or net as cost of product sold. Certain amounts included in prior fiscal years' consolidated financial statements have been reclassified to conform to EITF No. 99-19. These reclassifications had no effect on gross profit or net income in any fiscal year previously reported.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of the historical financial condition and results of operations for Ferrellgas Partners and its subsidiaries and should be read in conjunction with the historical consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

Forward-looking statements

     Statements included in this report include forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results, or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The Partnership's future results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the Partnership's ability to control or predict. These statements include, but are not limited to, the following:

o whether Ferrellgas, L.P. will have sufficient funds to meet its obligations and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect its $160,000,000 senior secured notes, to pay the required distribution on its senior units, and to pay the minimum quarterly distribution of $0.50 per common unit,
o whether or not the Partnership will continue to meet all of the quarterly financial tests required by various financing instruments, and
o whether the percentage growth in retail volumes, revenue, cost of sales and expenses will be less than the percentage growth in 2001.

     Readers of this report should not put undue reliance on any forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include, but are not limited to, the following risks, which are more fully described in the Partnership's 1933 Act filings:

o    the retail propane industry is a mature one,
o    the effect of weather conditions on demand for propane,
o increases in propane prices may cause higher levels of conservation by the Partnership's customers, o price, availability and inventory risk of propane supplies,
o the timing of collections of the Partnership's accounts receivable and increases in product costs and demand may decrease its working capital availability,
o the availability of capacity to transport propane to market areas, o competition from other energy sources and within the propane industry, o operating risks incidental to transporting, storing, and distributing propane, including the litigation risks which may not be covered by insurance,
o    the Partnership may not be successful in making acquisitions,
o changes in interest rates, including the refinancing of long-term financing at favorable interest rates,
o    governmental legislation and regulations,
o energy efficiency and technology trends may affect demand for propane, o the condition of the capital markets in the United States,
o    the political and economic stability of the oil producing nations,
o the Partnership may sell additional limited partner interests, thus diluting existing interests of unitholders,

o the distribution priority to the Partnership's common units owned by the public terminates no later than December 31, 2005,
o the holder of the Partnership's senior units may have the right in the future to convert the senior units into common units;
o the holder of the Partnership's senior units may be able to sell the senior units or convert into common units with special indemnification rights available to the holder,
o a redemption of the senior units may be dilutive to the Partnership's common unitholders, o the terms of the senior units limit the Partnership's use of proceeds from sales of equity and the rights of the common unitholders,
o the current holder of the senior units has a special voting exemption if the senior units convert into common units, and
o the expectation that the remaining senior units will be redeemed in the future with proceeds from an offering of equity at a price satisfactory to the Partnership.

   Selected Quarterly Financial Data

     Due to the seasonality of the retail distribution of propane, first and fourth quarter revenues, gross profit and net earnings are consistently less than the comparable second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

     On December 17, 1999, the Partnership purchased Thermogas from a subsidiary of Williams. Thus the first and second quarters of fiscal year 2001 varied significantly from those same quarters in fiscal 2000.

     During fiscal 2001, the wholesale cost of propane increased significantly compared to fiscal 2000. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.62 per gallon in fiscal 2001 compared to an average of $0.45 per gallon in fiscal 2000. Other major supply points in the United States experienced similar increases. This significant cost increase together with the Thermogas acquisition were the major factors causing the increase in the Partnership's revenues and cost of product sold in the first and second quarters of fiscal 2001 as compared to fiscal 2000. The significant wholesale cost increase is the primary factor causing the increase in the Partnership's revenues and cost of product sold in the third quarter of fiscal 2001 as compared to fiscal 2000. Fiscal 2001 included a full year effect of the Thermogas acquisition, while fiscal 2000 included seven and one half months results from the effect of the Thermogas acquisition.

     The following presents the Partnership's selected quarterly financial data for the two years ended July 31, 2001. Certain amounts included in the four quarterly periods ended July 31, 2000 and the three quarterly periods ended April 30, 2001 have been reclassified to conform to the quarterly period ended July 31, 2001 presentation. Due to net earnings (loss) variations between quarters within a fiscal year combined with the issuance of common units in the fourth quarter of fiscal 2001, the individual quarterly earnings per common unit in fiscal 2001 reported below will not sum to the earnings per common unit for the year ended fiscal 2001 reported in the Consolidated Financial Statements included elsewhere in this report.


(in thousands, except per unit data)
Fiscal year ended July 31, 2001

                                          First Quarter         Second Quarter        Third Quarter         Fourth Quarter
                                         ---------------       ----------------      ---------------     ------------------
Revenues                                       $288,460               $641,817             $384,393               $154,000
Gross profit                                     92,141                234,150              152,801                 59,461
Net earnings (loss)                             (17,565)                94,948               30,402                (43,717)
Net earnings (loss) per
   common unit - basic and
   diluted                                        (0.70)                  2.85                 0.81                  (1.38)


Fiscal year ended July 31, 2000

                                          First Quarter         Second Quarter        Third Quarter         Fourth Quarter
                                         ---------------       ----------------      ---------------     ------------------
Revenues                                       $161,482               $340,693             $302,695               $154,153
Gross profit                                     77,414                162,967              123,966                 63,697
Net earnings (loss)                             (14,222)                52,186                5,378                (42,482)
Net earnings (loss) per
   common unit - basic and
   diluted                                        (0.45)                  1.58                 0.03                  (1.49)


Results of Operations

Fiscal Year Ended July 31, 2001 versus Fiscal Year Ended July 31, 2000

     Gas liquid and related product sales. Total gas liquids and related product sales increased 57.1% to $1,381,940,000, primarily due to an increased average sales price per gallon and increased retail sales volumes. The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2001, which was significantly higher as compared to fiscal 2000. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.62 per gallon this period in fiscal 2001 as compared to an average of $0.45 per gallon in same period of fiscal 2000. Other major supply points in the United States also experienced significant increases.

     Retail sales volumes increased 13.0% to 956,718,000 gallons in fiscal 2001 as compared to 846,664,000 gallons for the prior year, primarily due to the acquisition of Thermogas completed in December 1999 and the effect of colder weather, partially offset by the impact of customer conservation caused by the higher product cost environment. During the winter heating season of fiscal 2001, temperatures as reported by the American Gas Association were 5% colder than normal as compared to temperatures 14% warmer than normal during the same period in fiscal 2000.

     Gross profit. Gross profit increased 25.8% to $538,553,000, primarily due to increased retail margins, the effect on sales related to the colder than normal weather and the acquired Thermogas operations, partially offset by risk management gains realized in the first half of fiscal 2000 that were greater than during the first half of fiscal 2001. See Note H to the Consolidated Financial Statements included elsewhere in this report for additional information regarding risk management activities and the accounting for derivatives.

     Operating expense. Operating expense increased 12.7% to $288,258,000 primarily due to operating expenses related to the acquired Thermogas operations and to a lesser extent the increased cost of incentives resulting from the improved financial performance of the Partnership. This increase was partially offset by favorable expense management related to the completed integration of the Thermogas acquisition and expense savings initiatives established late in fiscal year 2000.

     General and administrative expense. General and administrative expense increased 3.7% to $25,508,000, primarily due to incentives resulting from the improved financial performance of the company as compared to last year and due to expenses incurred related to business process reviews. Prior to the acquisition by the Partnership, Thermogas incurred in excess of $20,000,000 in general and administrative expenses per year. As a result of Ferrellgas' acquisition of Thermogas and the complete integration of the general and administrative services into the Ferrellgas operations, Ferrellgas has been able to eliminate approximately 90% of these overhead costs, thus realizing the expected general and administrative cost reduction from the acquisition.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 8.3% to $56,523,000 primarily due to the change in the estimated residual values of customer and storage tanks, partially offset by the depreciation and amortization expense from the addition of property, plant and equipment and intangible assets from the Thermogas acquisition. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This increase in the residual values resulted from a review by management of its tank values established through an independent tank valuation obtained in connection with a financing completed in December 1999. Due to this change in the tank residual values, depreciation expense decreased by approximately $12,000,000, compared to the depreciation that would have been recorded using the previously estimated residual values. The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previously estimated residual values.

     Equipment lease expense. Equipment lease expense increased 21.4% to $30,986,000 due to the addition of the $160,000,000 operating leases in December 1999, and to a lesser extent to upgrades to the Partnership's truck fleet.

     Loss (gain) on disposal of assets and other. Loss on disposal of assets and other increased $6,100,000 primarily due to the loss on disposal of fixed assets and losses related to the transfer of accounts receivables pursuant to the accounts receivable securitization. See Note E in the Consolidated Financial Statements included elsewhere in this report for additional information regarding the accounts receivable securitization.

     Other charges. On April 6, 2001, Ferrellgas Partners announced a series of transactions that increased the cash distribution coverage to its public unitholders and modified the structure of its outstanding senior units. See additional discussion of this transaction in "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources-Financing Activities." Ferrellgas Partners recognized $3,277,000 in banking, legal and other fees related to these transactions.

     Interest expense. Interest expense increased 5.6% to $61,544,000. This increase is primarily the result of increased borrowings related to the
Thermogas acquisition, partially offset by the effect of the reduced credit facility borrowings during fiscal 2001 and the interest rate savings resulting from an interest rate swap arrangement in effect during most of the fiscal year. In June 2001, the interest rate swap agreement was terminated by the counterparty. The reduced credit facility borrowings resulted primarily from the funds generated from the accounts receivable securitization facility. See discussion of the transactions between the Partnership and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Forward looking statements. The Partnership does not expect a similar magnitude of percentage increase in retail volumes, revenues, cost of product sold or expenses in fiscal 2002. These percentage increases experienced in this fiscal year compared to the prior year were primarily a result of the impact of the acquisition of Thermogas, the significantly higher wholesale propane prices experienced during fiscal 2001 compared to last year, and colder winter temperatures this year compared to last year. Also contributing to the gross profit percentage increases this fiscal year were a strong margin environment and favorable product purchasing and risk management operations. The interest rate swap was terminated in the fourth quarter of fiscal 2001, therefore, the related interest expense savings may not be repeated.

Fiscal Year Ended July 31, 2000 versus Fiscal Year Ended July 31, 1999

     Gas liquid and related product sales. Total gas liquids and related product sales increased 51.1% to $879,380,000 in fiscal 2000, primarily due to the addition of Thermogas sales and increased sales price per gallon. The fiscal 2000 winter was reported as the warmest winter in recorded history. For the year, temperatures were 14% warmer than normal and 6% warmer than the fiscal 1999 winter as reported by the American Gas Association.

     Sales price per gallon increased due to the effect of the significant increase in the wholesale cost of propane as compared to fiscal 1999. Retail volumes increased 24.4% to 846,664,000 gallons in fiscal 2000 as compared to 680,477,000 gallons for fiscal 1999, primarily due to the acquisition of Thermogas partially offset by the effect of warmer weather. Other revenues increased by $28,136,000 primarily due to the acquisition effect of Thermogas on increased appliance and material sales, tank rental and service labor.

     Gross Profit. Gross profit increased 22.0% to $428,044,000 in fiscal 2000 as compared to $350,761,000 during fiscal 1999, primarily due to gross profit generated from the acquired Thermogas operations and, to a lesser extent, increased favorable risk management results, partially offset by lower retail margins. See Note H to the Consolidated Financial Statements included elsewhere in this report for additional information regarding risk management activities and the accounting for derivatives. Fiscal 1999's retail margins benefited significantly from a low wholesale cost environment. That cost environment was not repeated during fiscal 2000. In addition, while the wholesale cost of propane rapidly increased during the year, the retail sales price lagged the cost increase which caused retail margins to decrease.

     Operating Expense. Operating expense increased 24.4% to $255,838,000 in fiscal 2000 compared to $205,720,000 in fiscal 1999 primarily due to personnel, plant and office, vehicle and other operating expenses incurred by the acquired Thermogas operations.

     Depreciation and Amortization. Depreciation and amortization expense increased 30.4% in fiscal 2000 to $61,633,000 as compared to $47,257,000 for fiscal 1999 primarily due to the addition of intangibles and property, plant and equipment from the Thermogas acquisition.

     Equipment Lease Expense. Equipment lease expense increased by $12,542,000 in fiscal 2000 due primarily to the addition of operating leases, and to a lesser extent to increased operating leases related to new vehicles and computers acquired for retail locations. See Note J to the Consolidated
Financial Statements included elsewhere in this report for additional information regarding the operating leases.

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

Liquidity and Capital Resources

     The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Due to the seasonality of the retail propane distribution business, a significant portion of the Partnership's cash flow from operations is typically generated during the winter heating season which occurs during the Partnership's second and third fiscal quarters. Typically, the Partnership generates significantly lower cash flows from operations in its first and fourth fiscal quarters as compared to the second and third quarters, because fixed costs exceed gross profit during the non-peak season. However, the third and fourth quarters of fiscal 2001 generated higher than historical cash flow from operating activities and the second quarter of fiscal 2001 generated lower than historical cash flow from operating activities. This variance between these quarters in the amount of cash flow from operating activities compared to historical levels was primarily caused by significant increases in customer receivables related to the significantly higher than historical retail prices, increases in retail volumes, and, to a lesser extent, by increases in the cost of propane inventory during the first half of the year. As a result of the lower cash flow from operating activities in the second quarter, the Partnership generated higher than normal cash flow from operating activities in the third and fourth quarters as customers remitted payment of the receivables invoiced during the second quarter of fiscal 2001. Subject to meeting certain financial tests discussed below, the General Partner believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $160,000,000 senior secured notes. In addition, the General Partner believes that Ferrellgas, L.P. will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all common units during fiscal 2002. See Financing Activities for additional information about the increased cash distribution coverage to Ferrellgas Partners' publicly held common unitholders.

     The Partnership's credit facilities, public debt, private debt, accounts receivable securitization facility and operating tank leases contain several financial tests and covenants restricting the Partnership's ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on the Partnership's debt to cash flow ratio and cash flow to interest expense ratio. Ferrellgas, Inc. believes that the most restrictive of these tests currently are debt incurrence limitations within the credit facility, operating tank leases and accounts receivable securitization facility and limitations on the payment of distributions within the Ferrellgas Partners senior secured notes. The credit facility, operating tank leases and accounts receivable securitization facility limit Ferrellgas, L.P.'s ability to incur debt if Ferrellgas, L.P. exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Ferrellgas Partners' senior secured notes restrict payments if a minimum ratio of cash flow to interest expense is not met. This restriction places limitations on the Partnership's ability to make certain restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon the Partnership's most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period.

     Although fiscal 2001 financial performance was favorably impacted by colder temperatures, the Partnership's financial performance during the 2000, 1999 and 1998 fiscal years was adversely impacted by average temperatures that were reported by the National Oceanic Atmospheric Administration as the warmest in recorded history. Despite these challenges in prior fiscal years, the Partnership met all of its financial tests and covenants during these previous years and fiscal 2001.

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

     Toward this purpose, on February 5, 1999, Ferrellgas Partners filed a shelf registration statement with the Securities and Exchange Commission permitting the delayed sale of up to $300,000,000 in equity and/or debt securities. These registered securities would be available for issuance by the Partnership in the future to fund acquisitions, to reduce indebtedness or to fund general corporate purposes. On June 8, 2001, Ferrellgas Partners received $84,865,000, after underwriting discounts, commission and expenses, from the issuance of 4,500,000 common units to the public from this shelf registration statement. See "Financing Activities" for additional information regarding this equity offering.

     Ferrellgas Partners also maintains an additional shelf registration statement with the Securities and Exchange Commission for the issuance of up to 2,010,484 common units. These common units may be issued by Ferrellgas Partners only in connection with the Partnership's acquisition of another business or the acquisition of properties or securities of another business in a business combination transaction.

     Operating Activities. Cash provided by operating activities was $99,859,154,000 for fiscal 2001, compared to $53,352,000 for fiscal 2000. This increased cash provided by operations is primarily due to the increased earnings in fiscal 2001.

     Investing Activities. On September 25, 2000, Ferrellgas, L.P. entered into an account receivable securitization facility with Bank One, NA. As part of this 364-day facility, Ferrellgas, L.P. transfers an interest in a pool of its trade accounts receivable to its wholly-owned, special purpose subsidiary, Ferrellgas Receivables, LLC. Ferrellgas Receivables then sold its interest to a commercial paper conduit of Banc One, NA. Ferrellgas, L.P. remits daily to Ferrellgas Receivables funds collected on the pool of trade receivables held by Ferrell Receivables. This facility was renewed effective September 25, 2001 for a one year commitment with Banc One, N.A. At July 31, 2001, Ferrellgas, L.P. had collected and remitted to Ferrellgas Receivables all but $31,000,000 of the receivables previously sold to it. Additionally, Ferrellgas, L.P. had invested $3,399,000 of cash into Ferrellgas Receivables related to this facility. The level of funding available from this accounts receivable facility agreement is currently limited to $60,000,000. See Note E in the Consolidated Financial Statements included elsewhere in this report for additional information regarding these transactions.

     During the twelve months ended July 31, 2001, the Partnership made acquisitions of three businesses with an aggregate value of $418,000. The purchase was funded by $200,000 of cash payments and the issuance of $218,000 of notes payable to the seller.

     In fiscal 2000, the Partnership had accrued $7,033,000 in involuntary employee termination benefits and exit costs, which it expected to incur within twelve months from the acquisition date as it implemented the integration of the Thermogas operations. This accrual included $5,870,000 of termination benefits and $1,163,000 of costs to exit Thermogas activities. The Partnership paid $2,788,000 and $1,306,000 for termination benefits and $491,000 and $890,000 for exit costs in fiscal years 2001 and 2000, respectively. The remaining liability for termination benefits and exit costs was reduced in fiscal 2001 by $1,558,000 as an adjustment to goodwill.

     During fiscal 2001, the Partnership made growth and maintenance capital expenditures of $15,248,000 consisting primarily of :

o    vehicle lease buyouts,
o    relocating and upgrading district plant facilities,
o    upgrading computer equipment and software, and
o    additions to propane storage tanks and cylinders.

     Historically, the Partnership's capital requirements for repair and maintenance of property, plant and equipment have been relatively low due to limited technological change and long useful lives of propane tanks and cylinders. The Partnership has recently completed a review of its key business processes to identify areas where it can use technology and process enhancements to improve its operations. Specifically, the Partnership has identified areas where it can reduce operating expenses and improve customer satisfaction in the near future. These areas under review include improvements to the routing and scheduling of customer deliveries, customer administration and operational workflow. During fiscal 2002, the Partnership expects to allocate considerable resources toward these improvements and intends to fund the necessary capital requirements primarily from excess cash from operations generated during fiscal 2001.

     The Partnership leases computers and light and medium duty trucks, tractors and trailers. The Partnership believes vehicle leasing is a cost-effective method for meeting its transportation and technology equipment needs. The Partnership purchased $3,012,000 of vehicles whose lease terms expired in fiscal 2001 or would have expired in fiscal 2002. The Partnership plans to purchase additional vehicles and computers at the end of their lease term totaling $781,000 in fiscal 2002, $1,203,000 in fiscal 2003, $1,488,000 in fiscal 2004,
$1,342,000 in fiscal 2005 and $1,009,000 in fiscal 2006. The Partnership intends to renew other vehicle and tank leases that would have had buyouts of $5,137,000 in fiscal 2002, $161,109,000 in fiscal 2003, $3,789,000 in fiscal 2004,
$2,744,000 in fiscal 2005 and $815,000 in fiscal 2006. Historically, the Partnership has been successful in renewing leases subject to buyouts. However, there is no assurance that it will be successful in the future. The large amount to be renewed in fiscal 2003, primarily relates to the operating tank leases entered into at the time of the Thermogas acquisition. These two leases have terms that expire June 30, 2003 and the Partnership intends to exercise its option on the two additional one-year periods, if such extension is approved by the lessor. At the end of the renewal dates, the Partnership intends to secure additional financing in order to either lease or purchase the related tanks. See Note J in the Consolidated Financial Statements included elsewhere in this report for additional information regarding these leases.

     The  Partnership   continues  to  consider   opportunities  to  expand  its
operations through strategic acquisitions of retail propane operations located throughout the United States.

     Financing Activities. On June 8, 2001, the Partnership received $84,865,000, net of issuance costs, pursuant to the issuance of 4,500,000 common units to the public. The Partnership then used these proceeds to redeem 2,048,697 senior units, to pay the related accrued senior unit distribution and to pay related issuance fees. After the completion of these transactions, the exercise of 101,250 common unit options and an additional redemption of 37,915 senior units in July 2001, the Partnership had outstanding 35,908,366 common units and 2,801,622 senior units. The common units issued to the public on June 8, 2001, and common units issued pursuant to options exercised in the fourth quarter of fiscal 2001, are entitled to a distribution equivalent to the distribution expected to be paid to the already outstanding publicly held common units for the quarter ended July 31, 2001.

     On April 6, 2001, the Partnership announced a series of transactions that increased the cash distribution coverage to its public common unitholders and modified the structure of its outstanding senior units. In addition, the Partnership announced that an entity owned by the General Partner's Chairman, Chief Executive Officer and President, James E. Ferrell, purchased all its outstanding senior units from Williams for a purchase price of $195,529,000 plus any accrued and unpaid distributions. The senior units are now paid quarterly cash distributions from Ferrellgas Partners equivalent to 10 percent per annum of the liquidating value. The senior units are redeemable by the Partnership at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by the Partnership Agreement. Such conversion rights are contingent upon the Partnership not previously redeeming such securities. Also Ferrell Companies granted the Partnership the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36,000,000 until December 31, 2005.

     Ferrellgas, L.P.'s credit facility, which expires June 30, 2003, is unsecured and consists of a $117,000,000 working capital, general corporate and acquisition facility, including a letter of credit sub-facility, and a
$40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the credit facility bear interest, at the borrower's option, at a rate equal to either London Interbank Offered Rate (LIBOR) plus an applicable margin varying from 1.25 percent to 2.25 percent or the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent. The bank's base rate at July 31, 2001 and July 31, 2000 was 6.75% and 9.5%, respectively. During fiscal 2001, the Partnership repaid $30,000,000 of its credit facility.

     At July 31, 2001, no borrowings and $46,660,000 of letters of credit were outstanding under the Ferrellgas, L.P. credit facility. Effective July 16, 2001, the credit facility was amended to increase the letter of credit sub-facility availability from $60,000,000 to $80,000,000. At July 31, 2001, Ferrellgas, L.P. had $110,340,000 available for general corporate, acquisition and working capital purposes under the credit facility. Based on the pricing grid contained in the credit facility, the current borrowing rate for future borrowings under the credit facility is LIBOR plus 1.50%. The Partnership believes that these facilities will be sufficient to meet its future working capital needs. However, if the Partnership were to experience an unexpected significant increase in working capital requirements, it could exceed its immediately available resources. Events that could cause increases in working capital requirements include a significant increase in the cost of propane, a significant delay in the collections of accounts receivable or increased volatility in commodity prices related to risk management activities. The Partnership would consider alternatives to provide increased working capital. No assurances can be given, however, that such alternatives could be implemented.

     Effective June 2, 2000, Ferrellgas, L.P. entered into an interest rate cap agreement with Bank of America, related to variable quarterly rent payments due pursuant to two tank lease agreements. The variable quarterly rent payments are determined based upon a floating LIBOR based interest rate. The cap agreement, which expires June 30, 2003, requires Bank of America to pay Ferrellgas, L.P. at the end of each March, June, September and December the excess, if any, of the applicable three month floating LIBOR interest rate over a cap of 9.3%, applied to the unamortized amount outstanding each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of July 31, 2001 was $157,600,000.

     The Ferrellgas Partners $160,000,000 senior secured notes, issued in April 1996 and due June 2006, became redeemable at the option of Ferrellgas Partners, in whole or in part, at any time after June 15, 2001. The Partnership does not currently plan to exercise its option to redeem these notes, in whole or in part, however, there can be no assurance the Partnership will not exercise this option. Effective April 27, 2000, the Partnership entered into an interest rate swap agreement with Bank of America, related to the semi-annual interest payment due on these notes. The swap agreement, which was terminated at the option of Bank of America on June 15, 2001, required Bank of America to pay the stated fixed interest rate (annual rate 9.375%) equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership was required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the three month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000. The Partnership resumed paying the stated fixed interest rate (annual rate 9.375%) effective June 15, 2001.

     On February 28, 2000, Ferrellgas, L.P. issued $184,000,000 of privately placed unsecured senior notes. The proceeds of these senior notes, which include three series with maturities ranging from year 2006 through 2009 and an average fixed interest rate of 8.8%, were used to retire $183,000,000 of Ferrellgas, L.P. bridge loan financing assumed in connection with the Thermogas acquisition.

     On December 17, 1999, the Partnership purchased Thermogas from a subsidiary of Williams. Part of the consideration paid to Williams at closing by the Partnership was $175,000,000 in newly issued senior units. On April 6, 2001, these units were acquired by an entity owned by James E. Ferrell, the General Partner's Chairman, Chief Executive Officer and President. During the fourth quarter of fiscal 2001, Ferrellgas Partners, L.P. redeemed 2,086,612 senior units and intends to redeem the remaining 2,801,622 senior units at the redemption value prior to the date of conversion. No assurances can be given that the Partnership will be successful in selling additional equity or securing the financing to redeem the remaining senior units.

     On December 6, 1999, Ferrellgas, L.P. entered into a $25,000,000 operating lease involving the sale-leaseback of a portion of its customer tanks with Banc of America Leasing & Capital, LLC. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of Ferrellgas, L.P., if such extension is approved by the lessor. On December 17, 1999, immediately prior to the closing of the Thermogas acquisition, Thermogas entered into a $135,000,000 operating lease involving a portion of its customer tanks, with Banc of America Leasing & Capital, LLC. In connection with the acquisition of Thermogas, Ferrellgas, L.P. assumed all obligations under the $135,000,000 operating lease, which have terms and conditions similar to the December 6, 1999, $25,000,000 operating lease discussed above. The Partnership intends to renew both leases for the two additional one-year periods, subject to lessor approval. Following the renewal periods, the Partnership intends to refinance these leases, however, there can be no assurance that the Partnership will be successful in obtaining this refinancing or lessor approval for the renewals. See related discussion in the Investing Activities section of Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

     On August 4, 1998, Ferrellgas, L.P. issued the privately placed unsecured $350,000,000 senior notes. The senior notes include five series with maturities ranging from year 2005 through 2013 at an average fixed interest rate of 7.16%.

     On September 14, 2001, the Partnership paid cash distributions of $1.00 per senior unit and $0.50 per common unit.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

     SFAS No. 141 requirements include, among other things, that all business combinations be accounted for by a single method - the purchase method. It applies to all business combinations initiated after June 30, 2001. The Partnership has historically accounted for business combinations using the purchase method, therefore, this new standard will not have a substantial impact on how the Partnership accounts for future combinations.

     SFAS No. 142 modifies the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. Also some intangibles will be reclassified to goodwill. The Partnership has elected to adopt SFAS No. 142 beginning in the first quarter of fiscal 2002. Although there will be no cash flow effect, the Partnership believes its amortization expense will decrease by $10,600,000 in fiscal 2002, compared to the amortization that would have been recorded had the new accounting standard not been issued. This new standard also requires the Partnership to test goodwill for impairment at the time the standard is adopted and also on an annual basis. The Partnership believes that the results of the initial impairment test of goodwill performed at the time the standard is adopted will not have a material effect on its financial position, results of operations or cash flows.

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Partnership expects to implement SFAS No. 143 beginning in the fiscal year ending July 31, 2003, and is currently assessing its effect on the Partnership's financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Partnership expects to implement SFAS No. 144 beginning in the fiscal year ending July 31, 2003, and is currently assessing its effect on the Partnership's financial position, results of operations and cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. The Partnership's risk management trading activities utilize certain types of energy commodity forward contracts, options, and swaps traded on the over-the-counter financial markets and futures traded on the New York
Mercantile Exchange to anticipate market movements, manage and hedge its exposure to the volatility of floating commodity prices and to protect its inventory positions. The Partnership's risk management activities, other than trading, also utilizes certain over-the-counter energy commodity forward contracts and options to limit overall price risk and to hedge its exposure to inventory price movements.

     Market risks associated with energy commodities are monitored daily by senior management for compliance with the Partnership's trading and other than trading risk management policies. These policies include specific dollar exposure limits, limits on the term of various contracts and volume limits for various energy commodities. The Partnership also utilizes loss limits and daily review of open positions to manage exposures to changing market prices.

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures are guaranteed by the New York Mercantile Exchange and have nominal credit risk. The Partnership is exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, the Partnership analyzes its financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of each limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, the Partnership attempts to balance maturities and positions with individual counterparties.

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $8,000,000 and $4,448,000 for trading and $1,400,000 and $940,000 for other than trading activities as of July 31, 2001 and 2000, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus, actual results may differ.

     Additionally, the Partnership seeks to mitigate its variable rate interest rate risk exposure on operating leases by entering into interest rate cap agreements. At July 31, 2001, the Partnership had no variable rate debt, $157,600,000 outstanding in variable rate operating leases and an equal amount of interest rate cap agreements outstanding to hedge the related variable rate exposure. The operating leases were entered into during fiscal 2000. Thus, assuming a 100 basis point increase in the variable interest rate to the Partnership during fiscal 2002, the interest rate risk related to the operating leases and the associated interest rate cap agreements would be a decrease to earnings of $1,569,000.

     At July 31, 2000, the Partnership had $190,000,000 in variable rate debt and $25,000,000 notional amount of interest rate collar agreements outstanding, after considering the effect of the then outstanding swap transaction. The variable rate debt included $160,000,000 due to the swap transaction. At July 31, 2000, the Partnership had $159,200,000 outstanding in variable rate operating leases and an equal amount of interest rate cap agreements outstanding to mitigate the related variable rate exposure. Both the operating leases and interest rate cap agreements were entered into in fiscal 2000. Thus, assuming a 100 basis point increase in the variable interest rate to the Partnership during fiscal 2001, the interest rate risk related to the variable rate debt, the operating leases, the swap transaction and the associated interest rate collar and cap agreements would have been a decrease to earnings of $3,370,000.

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

     Ferrellgas, Inc. has appointed persons who are neither officers nor employees of Ferrellgas, Inc. nor an affiliate of Ferrellgas, Inc. to serve on its audit committee. At the request of Ferrellgas, Inc., the audit committee has the authority to review specific matters, which Ferrellgas, Inc. believes may be a conflict of interest with the Partnership. The audit committee determines if the resolution of that conflict as proposed by Ferrellgas, Inc. is fair and reasonable to the Partnership. Ferrellgas, Inc. has sole discretion to determine which matters, if any, to submit to the audit committee. In addition, the audit committee has the authority and responsibility for selecting the Partnership's independent public accountants, reviewing the Partnership's annual audit and resolving accounting policy questions. Any matters approved by the audit committee are conclusively deemed to be fair and reasonable to the Partnership, approved by all unitholders of the Partnership and not a breach by Ferrellgas, Inc. of any duties it may owe the Partnership or its Unitholders.

     The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership, rather, these individuals are employed by Ferrellgas, Inc. At September 28, 2001, 4,435 full-time and 857 temporary and part-time individuals were employed by Ferrellgas, Inc.

Directors and Executive Officers of the General Partner

     The following table sets forth certain information with respect to the directors and executive officers of Ferrellgas, Inc. as of September 28, 2001. Each of the persons named below is elected to their respective office or offices annually.

                                           Director
Name                           Age          Since       Position
----                           ---         --------     --------
James E. Ferrell                62           1984       Chairman of the Board,
                                                        Chief Executive Officer,
                                                        President and a Director
                                                        of Ferrellgas, Inc.

Patrick J. Chesterman           51                      Executive Vice President
                                                        and Chief Operating
                                                        Officer

James M. Hake                   41                       Senior Vice President,
                                                         Administration

Kevin T. Kelly                  36                       Senior Vice President
                                                         and Chief Financial
                                                         Officer

A. Andrew Levison               45           1994        Director of
                                                         Ferrellgas, Inc.

Elizabeth T. Solberg            62           1998        Director of
                                                         Ferrellgas, Inc.

Michael F. Morrissey            59           1999        Director of
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

     Patrick J. Chesterman--Mr. Chesterman was named Executive Vice President and Chief Operating Officer of Ferrellgas, Inc. in June 2000. He had been Executive Vice President and Chief Operating Officer, Ferrell North America since April 1998 after having served as Senior Vice President, Supply since September 1997. After joining Ferrellgas, Inc. in June, 1994, he had one-year assignments as Vice President-Retail Operations, Director of Field Support and Director of Human Resources.

     James M. Hake--Mr. Hake was named Senior Vice President, Administration in January, 2001. He had been Senior Vice President or Vice President, Corporate Development/Acquisitions of Ferrellgas, Inc. since October, 1994. He joined Ferrellgas, Inc. in 1986.

     Kevin T. Kelly--Mr. Kelly was named Senior Vice President in October 2000 and Chief Financial Officer in May 1998. After joining Ferrellgas, Inc. in June 1996, he served as Director of Finance and Corporate Controller until May 1998.

     A. Andrew Levison--Mr. Levison was elected a Director of Ferrellgas, Inc. in September 1994. He is also a member of the Audit Committee. Mr. Levison retired in 2000 after having been a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation since 1989.

     Elizabeth T. Solberg--Ms. Solberg was elected a Director of Ferrellgas, Inc. in July 1998. She is also a member of the Audit Committee. Ms. Solberg is Regional President and Senior Partner of Fleishman-Hillard, Inc. and has been with the firm since 1976. She has been a member of the Board of Directors of Kansas City Life Insurance Company since 1997 and Midwest Express Holdings since 2001.

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

Compensation of the General Partner

     Ferrellgas, Inc. receives no management fee or similar compensation in connection with its management of the Partnership and receives no remuneration other than:

o    distributions   on  its  combined  2%  general  partner   interest  in  the
     Partnership, and

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

Officers, directors and unitholders with greater than 10% ownership are required by the Commission's regulation to furnish Ferrellgas, Inc. with copies of all
Section 16(a) forms.

     Based solely on its review of the copies of such forms received by Ferrellgas, Inc., or written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required for those persons, Ferrellgas, Inc. believes that during fiscal year 2001 all filing requirements applicable to its officers, directors, and beneficial owners with greater than 10% ownership were met in a timely manner.

ITEM 11.      Executive Compensation.


   Summary Compensation Table


     The following table sets forth the compensation for the past three fiscal years of Ferrellgas, Inc.'s chief executive officer and the three most highly compensated executive officers other than the chief executive officer, who were serving as executive officers at the end of the 2001 fiscal year.



                                                                    Long-Term Compensation
                                                                    -------------------------------
                                           Annual Compensation          Awards         Pay-outs
                                         -------------------------  --------------- ---------------
                                                                      Securities      Long-Term
                                                                      Underlying      Incentive          All Other
            Name and                       Salary      Bonus (1)      Options(2)       Payouts         Compensation
       Principal Position         Year       ($)          ($)            (#)             ($)                ($)
--------------------------------- ------ ------------ ------------  --------------- --------------- --------------------
James E. Ferrell (3)               2001      431,075   1,000,000         1,050,000       ---                      9,682 (4)
   Chairman, Chief Executive
    Officer and President

Patrick J. Chesterman              2001      285,900      425,000           90,000       ---                      8,714 (4)
   Executive Vice President,       2000      212,646      202,125           50,000       ---                     13,701
    And Chief Operating Officer    1999      198,338      110,000          200,000       ---                     31,197

James M. Hake                      2001      192,000      115,000          115,000       ---                      6,306 (4)
   Senior Vice President,          2000      182,226       75,000           25,000       ---                      9,594
    Administration                 1999      181,667       55,830          200,000       ---                      8,140

Kevin T. Kelly                     2001      180,000      208,000          120,000       ---                      9,619 (4)
  Senior Vice President and        2000      160,319       75,000           75,000       ---                      8,184
  Chief Financial Officer          1999      142,808       25,000          150,000       ---                      5,001



(1) Awards under bonus plans are for the year reported, regardless of the year paid.
(2) The awards are grants of unit options from the Ferrellgas, Inc. Unit Option Plan and stock options from the Incentive Compensation Plan, a stock option plan of Ferrell Companies (see below for unit option and stock option grant tables).
(3) On October 5, 2000, James E. Ferrell was named the Chief Executive Officer, President and Director of Ferrellgas, Inc. and affiliates.
(4) Includes for Mr. Ferrell contributions of $9,682 to the employee's 401(k) and profit sharing plans. Includes for Mr. Chesterman contributions of $8,065 to the profit sharing plans and compensation of $649 resulting from the payment of life insurance premiums. Includes for Mr. Hake contributions of $5,766 to the employee's 401(k) and profit sharing plans and compensation of $540 resulting from the payment of life insurance premiums. Includes for Mr. Kelly contributions of $9,619 to the employee's 401(k) and profit sharing plans.


     Unit Options

     The Amended and Restated Ferrellgas, Inc. Unit Option Plan grants key employees options to purchase Ferrellgas Partner's common units. The original Unit Option Plan was adopted in October 1994. The purpose of the Unit Option
Plan is to encourage certain employees of Ferrellgas, Inc. to develop a proprietary interest in the growth and performance of the Partnership, to generate an increased incentive to contribute to the Partnership's future success and prosperity, thus enhancing the value of the Partnership for the benefit of its Unitholders, and to enhance the ability of Ferrellgas, Inc. to attract and retain key individuals who are essential to progress, growth and profitability of the Partnership.

     Ferrellgas, Inc. has granted 1,229,200 options to purchase common units as of July 31, 2001, at prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the units at the time of the grant. The options generally vest over a five-year period, and expire on the tenth anniversary of the date of the grant. On July 31, 2001, 503,543 of the unit options outstanding were exercisable.

     The following table lists information on the named executive officers' unit options granted during the fiscal year ended July 31, 2001.


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                               Individual Grant (1)
                              ---------------------------------------------------------------------------------------
                               Number of
                               Securities   % of Total Options
                               Underlying       Granted to       Exercise
                                Options        Employees in      Price       Expiration             Grant date
Name                            Granted         Fiscal Year       ($/Unit)      Date           Present value $ (2)
--------------------------    ------------- -------------------- ----------- ------------     -----------------------
James E. Ferrell                300,000            46.0             17.90      04-19-11              767,000
Patrick J. Chesterman            90,000            13.8             17.90      04-19-11              230,000
James M. Hake                    90,000            13.8             17.90      04-19-11              230,000
Kevin T. Kelly                   95,000            14.6             17.90      04-19-11              243,000

(1)  Unit Options vest over five years.

(2) Based on a binomial option valuation model. The key input variables used in valuing the options were the following: risk-free interest rate - 4.4%; distribution amount of $0.50 per unit per quarter; common unit price volatility of 23.2%; options exercised on earliest possible dates, i.e., April, 2002, assuming certain financial tests are achieved. Additionally, it was assumed that the Partnership will make its Minimum Quarterly Distribution each quarter. The New York Stock Exchange "Monthly Market Statistics Report" was used and the volatility variable reflected over six years of historical common unit price trading data. No adjustments for non-transferability or risk of forfeiture were made. The actual value, if any, a grantee may realize will depend on the excess of the common unit price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the binomial option valuation model.


     The following table lists information on the CEO and named executive officers' exercised/unexercised unit options as of September 28, 2001.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                       Number of
                                                                 Securities Underlying       Value of Unexercised
                                                                  Unexercised Options      In-The-Money Options at
                                                                 At Fiscal Year-End (#)      Fiscal Year-End ($)
                                                                ------------------------- ---------------------------
                                  Shares
                               Acquired on        Value             Exercisable/                Exercisable/
Name                           Exercise (#)   Realized ($)          Unexercisable              Unexercisable
----------------------------- --------------- --------------    ----------------------     -----------------------
James E. Ferrell                    0               0                    0/300,000                0/300,000
Patrick J. Chesterman               0               0                30,000/90,000             6,300/90,000
James M. Hake                       0               0                51,000/90,000            75,600/90,000
Kevin T. Kelly                      0               0                10,000/95,000                 0/95,000



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

   Incentive Compensation Plan

     On July 17, 1998, a stock option plan was established by Ferrell Companies to allow upper-middle and senior level managers of Ferrellgas, Inc. to participate in the equity growth of Ferrell Companies, and indirectly in the equity growth of the Partnership. The shares underlying the stock options are common shares of Ferrell Companies. The following table lists information on the named executive officers' stock options granted during the fiscal year ended July 31, 2001.




                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                 Individual Grant
                              ---------------------------------------------------------------------------------------
                               Number of
                               Securities   % of Total Options
                               Underlying       Granted to       Exercise
                                Options        Employees in      Price       Expiration             Grant date
Name                            Granted         Fiscal Year      ($/Share)      Date             Present value $
--------------------------    ------------- -------------------- ----------- ------------     -----------------------
James E. Ferrell                 750,000           60.5             4.28       01-31-20               756,000
James M. Hake                     25,000            0.2             4.28       01-31-20                25,200
Kevin T. Kelly                    25,000            0.2             4.28       01-31-20                25,200

     The Ferrell Companies stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies debt, but in no event later than 20 years from the date of issuance.

     The grant date present value is based on a binomial option valuation model. The key input variables used in valuing the options were the following: risk-free interest rate of 5.2%; dividend amount of $0; Ferrell Companies stock price volatility of 13.2%; options exercised 25% in 2006, 25% in 2007 and 10% in years 2009 through 2013, because this is most likely assuming the Ferrell Companies debt is retired as scheduled. No adjustments for non-transferability or risk of forfeiture were made. The actual value, if any, a grantee may realize will depend on the excess of the Ferrell Companies stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the binomial option valuation model.

     The following table lists information on the CEO and named executive officers' exercised/unexercised stock options as of July 31, 2001.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                       Number of
                                                                 Securities Underlying       Value of Unexercised
                                                                  Unexercised Options      In-The-Money Options at
                                                                 At Fiscal Year-End (#)      Fiscal Year-End ($)
                                                                ------------------------- ---------------------------
                                  Shares
                                Acquired on       Value             Exercisable/                Exercisable/
Name                           Exercise (#)   Realized ($)          Unexercisable              Unexercisable
------------------------------ -------------- --------------    ----------------------     -----------------------
James E. Ferrell                     0              0                    0/750,000                0/885,300
Patrick J. Chesterman                0              0                    0/250,000                0/292,000
James M. Hake                        0              0                    0/250,000                0/264,000
Kevin T. Kelly                       0              0                    0/250,000                0/295,100


   Profit Sharing Plan

     The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan which includes both profit sharing and matching contributions. All full-time employees of Ferrell Companies or any of its direct or indirect wholly-owned subsidiaries with at least one year of service are eligible to participate in the profit sharing plan. With the establishment of the employee stock ownership plan in July 1998, the Partnership suspended future profit sharing contributions to the plan beginning with fiscal year 1998. The plan also has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the plan. The plan also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the ESOP.

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

   Employment Agreements

     In April 2001, the independent board of directors modified the amount of compensation paid to Mr. James E. Ferrell as Chairman, Chief Executive Officer and President of Ferrellgas, Inc. pursuant to Mr. Ferrell's existing employment agreement dated July 17, 1998. Effective October 2000, Mr. Ferrell's annual salary was increased to $500,000. He is also entitled to an annual bonus, the amount to be determined in the sole discretion of the independent board members.

In addition to his compensation, Mr. Ferrell participates in the Partnership's various employee benefit plans, with the exception of the employee stock ownership plan and the stock option plan of Ferrell Companies.

     Pursuant to the terms of Mr. Ferrell's employment agreement, in the event of a termination without cause, resignation for cause or a change of control of Ferrell Companies or Ferrellgas, Inc., Mr. Ferrell is entitled to a cash amount equal to three times the greater of 125% of his current base salary or the average compensation paid for the prior three fiscal years.

     Mr. Ferrell's agreement contains a non-compete provision for the period of time, following his termination of employment, equal to the greater of five years or the time in which certain outstanding debt of Ferrell Companies is paid in full. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to the business of the Partnership.

     During the first quarter of fiscal 2001, Patrick J. Chesterman, James M. Hake, and Kevin T. Kelly each entered into three year employment agreements. In addition to receiving an annual salary, each are entitled to a bonus based on the earnings of the Partnership and individual performance.

     Pursuant to the terms of each employment agreement, in the event of a termination without cause or resignation for cause, each are entitled to a cash amount equal to two times their current base salary. If a change of control of Ferrell Companies or Ferrellgas, Inc. occurs, each will receive a cash termination benefit equal to two and a half times the greater of 125% of his current base salary or the average compensation paid for the prior three fiscal years. The employment agreements also state that Messrs. Chesterman, Hake, and Kelly will receive an annual salary of not less than $285,000, $192,000, and $180,000, respectively.

     Messrs. Chesterman, Hake and Kelly's agreements contain non-compete provisions for a period of two years following their termination of employment. The non-compete provisions provide that they shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to the business of the Partnership.

   Compensation of Directors

     Ferrellgas, Inc. does not pay any additional remuneration to its employees for serving as directors. Directors who are not employees of Ferrellgas, Inc. receive an annual retainer of $16,000. They also receive a fee per meeting of $1,000 if they attend in person and $500 if they participate by telephone, plus reimbursement for out-of-pocket expenses.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of September 28, 2001, regarding the beneficial ownership of the common units of Ferrellgas Partners by beneficial owners that are directors and named executive officers of Ferrellgas, Inc., and all directors and executive officers of Ferrellgas, Inc. as a group. Ferrellgas, Inc. knows of no other person beneficially owning more than 5% of the common units. The senior units currently are not voting securities of the Partnership and therefore are not presented in the table below.



Ferrellgas Partners, L.P.
                                                                  Units
                          Name and Address of Beneficial      Beneficially         Percentage of
Title of Class            Owner                                   Owned                Class
------------------------  -------------------------------   -----------------     ----------------
Common Units              Employee Stock Ownership
                             Trust                                17,817,600                 49.6
                          James E. Ferrell                            15,000                    *
                          Patrick J. Chesterman                       30,200                    *
                          James M. Hake                               51,400                    *
                          Kevin T. Kelly                              10,700                    *
                          Elizabeth T. Solberg                         8,200                    *
                          A. Andrew Levison                           35,300                    *
                          Michael F. Morrissey                           775                    *

                          All Directors and Executive
                          Officers as a Group                        151,575                    *

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

     The Partnership has no employees and is managed and controlled by Ferrellgas, Inc. Pursuant to the partnership agreement, Ferrellgas, Inc. is entitled to reimbursement for all direct and indirect expenses incurred or payments made on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by Ferrellgas, Inc. in connection with operating the Partnership's business. These costs, which totaled $194,519,000 for the year ended July 31, 2001, include compensation and benefits paid to officers and employees of Ferrellgas, Inc. and general and administrative costs. In addition, the conveyance of the net assets of Ferrellgas, Inc. to the Partnership upon the formation of the Partnership included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of Ferrellgas, Inc.

     During fiscal 2000, Williams became a related party to the Partnership due to the Partnership's issuance of 4,375,000 senior units to a subsidiary of Williams as part of the Thermogas acquisition. In April 2001, Williams sold all of their senior units to JEF Capital Management, Inc., an entity owned by James

E. Ferrell, Chairman, Chief Executive Officer and President of the General Partner, and thereafter, ceased to be a related party of the Partnership. See further discussion of senior units and the Thermogas acquisition in Notes G and N of the Consolidated Financial Statements provided herein. During fiscal 2001 the Partnership recognized wholesale sales of $493,000 to Williams. In connection with its normal purchasing and risk management activities, the Partnership entered into, with Williams as a counterparty, certain purchase, forward, futures, option and swap contracts. During fiscal 2001, the Partnership recognized a net decrease to cost of sales of $4,456,000 on the consolidated statements of earnings. The Partnership believes these transactions were under terms that were no less favorable to the Partnership than those available with third parties. At July 31, 2001, Williams was no longer a related party.

     On April 6, 2001 Williams approved amendments to the Ferrellgas Partners partnership agreement related to the terms of the senior units. Williams then sold all of those senior units for a purchase price of $195,529,000 plus any accrued and unpaid distributions to JEF Capital Management. The senior units currently have the same terms and preference rights in distributions and liquidation as when they were owned by Williams. As a member of Ferrellgas, Inc.'s board of directors and the board of directors of Ferrell Companies, Mr. Ferrell abstained from voting on the April 2001 partnership agreement amendment, leaving the approval to the remaining directors. All of the other members of those respective boards of directors were independent, had no financial interest in the amendments and voted unanimously in favor of the amendments. Mr. Ferrell has an ongoing interest in the terms of the senior units and the timing of future redemptions of the senior units by the MLP.

     During the fourth quarter of fiscal 2001, the Partnership paid to JEF Capital Management $83,464,000 to redeem a total of 2,086,612 senior units and $2,951,000 in senior unit distributions. As of July 31, 2001, the Partnership had recognized a senior unit distribution of $2,801,622 payable to JEF Capital Management on September 14, 2001.

     During fiscal 2001, two affiliates of the Partnership, Ferrell International Limited and FI Trading, Inc., which are owned by James E. Ferrell, entered into certain forward, option and swap contracts with the Partnership as a counterparty. In connection with these normal purchasing and risk management transactions, the Partnership recognized net increase to cost of sales of $28,329,000. There were no amounts due from or due to Ferrell International Limited or FI Trading at July 31, 2001.

     The Partnership also leased propane tanks from Ferrell Propane, Inc., a subsidiary of Ferrellgas, Inc. The Partnership recognized $515,000 of lease expense during fiscal year 2001. The Partnership believes these transactions were under terms that were no less favorable to the Partnership than those available with third parties.

     The Partnership also leased propane tanks from Ferrell Propane, Inc., a subsidiary of the Ferrellgas, Inc., the general partner, since October 1998.
Prior to October 1998, Ferrell Propane, Inc. was a subsidiary of Ferrell Companies, Inc. The Partnership recognized $515,000 of lease expense during fiscal 2001.

     See Note I to the  Consolidated  Financial  Statements  for  discussion  of
transactions  involving  acquisitions  related  to  Ferrellgas,   Inc.  and  the
Partnership.

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


     (b) Reports on Form 8-K.

The Partnership filed five Form 8-Ks during the quarter ended July 31, 2001.

                  Items
Date of Report    Reported          Financial Statements Filed
--------------    ------------      ---------------------------
May 15, 2001      9                 None

May 23, 2001      5 and 7c          a) unaudited consolidated balance sheet as
                                       of 4/30/01
                                    b) unaudited consolidated statements of
                                       earnings for the three and nine
                                       months ended 4/30/01

May 29, 2001      7c                None

June 5, 2001      5 and 7c          None

June 5, 2001      5 and 7c          None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FERRELLGAS PARTNERS, L.P.

                                           By Ferrellgas, Inc. (General Partner)



                                           By     /s/ James. E. Ferrell
                                                --------------------------------
                                                      Chairman, President and
                                                      Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                    Title                       Date


/s/ James. E. Ferrell          Chairman, President and            10/19/01
                               Chief Executive Officer
                               (Principal Executive Officer)


/s/ A. Andrew Levison          Director                           10/19/01


/s/ Elizabeth T. Solberg       Director                           10/19/01


/s/ Michael F. Morrissey       Director                           10/19/01


/s/ Kevin T. Kelly             Senior Vice President and Chief    10/19/01
                               Financial Officer (Principal
                               Financial and Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FERRELLGAS PARTNERS FINANCE CORP.

                                           By     /s/ James. E. Ferrell
                                                --------------------------------
                                                      Chairman and
                                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                    Title                       Date




/s/ James. E. Ferrell          Chief Executive Officer and,       10/19/01
                               Sole Director (Principal
                               Executive Officer)






/s/ Kevin T. Kelly             Chief Financial Officer            10/19/01
                               (Principal Financial and
                               Accounting Officer)

                                INDEX TO EXHIBITS

     The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, which are not listed, are not applicable.

 Exhibit
 Number   Description

   2.1 Purchase Agreement by and among Ferrellgas Partners, L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc., dated November 7, 1999. Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed November 12, 1999.

   2.2 First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed December 29, 1999.

   2.3 Second Amendment to Purchase Agreement dated as of March 14, 2000 by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q filed March 16, 2000.

   2.4 Third Amendment to Purchase Agreement dated as of April 6, 2001 by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 6, 2001.


   3.1 Third Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of April 6, 2001. Incorporated by reference to the same numbered Exhibit to Registrant's Current Report on Form 8-K filed April 6, 2001.

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

   4.2 Ferrellgas, L.P., Note Purchase Agreement dated as of July 1, 1998 relating to:
          $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008,
          $82,000,000  7.24%  Senior  Notes,  Series D, due August 1, 2010,  and
          $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to the Exhibit 4.4 to Registrant's Annual Report on Form 10-K filed October 29, 1998

 Exhibit
 Number   Description

   4.3 Registration Rights Agreement dated as of December 17, 1999 by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed December 29, 2000.

   4.4 First Amendment to the Registration Rights Agreement dated as of March 14, 2000 by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed March 16, 2000.

   4.5 Ferrellgas, L.P., Note Purchase Agreement dated as of February 28, 2000 relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007,
          and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q filed March 16, 2000.

   4.6 Second Amendment to the Registration Rights Agreement dated as of April 6, 2001 by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed April 6, 2001.

   4.7 Representations Agreement dated as of December 17, 1999 by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to
          Exhibit 2.3 to Registrant's Current Report on Form 8-K filed December 29, 1999.

   4.8 First Amendment to Representations Agreement dated as of April 6, 2001 by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to
          Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 6, 2001.


#  10.1   Ferrell Companies,  Inc.  Supplemental  Savings Plan.  Incorporated by
          reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed October 17, 1995.

#  10.2   Second  Amended  and  Restated  Ferrellgas,  Inc.  Unit  Option  Plan.
          Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 5, 2001.

   10.3 Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of October 14, 1998. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed March 17, 1999.

   10.4 Pledge and Security Agreement dated as of April 26, 1996, among Ferrellgas Partners, L.P., Ferrellgas, Inc., and American Bank National Association, as collateral agent. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed May 6, 1996. Exhibit Number Description

#  10.5   Ferrell   Companies,   Inc.  1998  Incentive   Compensation   Plan  -
          Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed October 29, 1998.

#  10.6   Employment  agreement  between James E. Ferrell and  Ferrellgas,  Inc.
          dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K filed October 29, 1998.

   10.7 Lease Intended as Security dated as of December 1, 1999, between Ferrellgas, L.P., as lessee and First Security Bank, National Association, solely as certificate trustee, as lessor. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed December 13, 1999.

 Exhibit
 Number   Description

   10.8 Lease Intended as Security dated as of December 15, 1999, between Thermogas L.L.C. as lessee and First Security Bank, National Association, solely as certificate trustee, as lessor. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 29, 2000.

   10.9 Participation Agreement dated as of December 1, 1999, among Ferrellgas, L.P., as lessee, Ferrellgas, Inc. as General Partner, First Security Bank, National Association, solely as certificate trustee, First Security Trust Company of Nevada, solely as agent, and purchasers and lenders named therein. Incorporated by reference to
          Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed December 13, 1999.

   10.10 Participation Agreement dated as of December 15, 1999, among Thermogas L.L.C., as lessee, The Williams Companies, Inc., First Security Bank, National Association, solely as certificate trustee, First Security Trust Company of Nevada, solely as agent, and the purchasers and lenders named therein. Incorporated by reference to
          Exhibit 10.2 to Registrant's Current Report on Form 8-K filed December 29, 1999

* 10.11 Omnibus Amendment Agreement dated as of February 4, 2000 in respect of Ferrellgas, L.P. Trust No. 1999-A Participation Agreement Lease Intended as Security Loan Agreement each dated as of December 1, 1999.

* 10.12 Omnibus Amendment Agreement dated as of February 4, 2000 in respect of Ferrellgas, L.P. Trust No. 1999-A Participation Agreement Lease Intended as Security Loan Agreement each dated as of December 15, 1999.

   10.13 Omnibus Amendment Agreement No. 2, Dated as of April 18, 2000 in respect of Ferrellgas, L.P. Trust No. 1999-A Participation Agreement Lease Intended as Security Loan Agreement each dated as of December 1, 1999. Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed June 14, 2000.


   10.14 Omnibus Amendment Agreement No. 2, Dated as of April 18, 2000 in respect of Thermogas Trust No. 1999-A Participation Agreement Lease Intended as Security Loan Agreement each dated as of December 15, 1999. Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed June 14, 2000.

   10.15 Assumption Agreement dated as of December 17, 1999 executed by Ferrellgas, L.P. and Ferrellgas, Inc., for the benefit of the First Security Trust Company of Nevada as agent, First Security Bank, National Association solely as Certificate trustee and the purchasers and lenders named therein. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed December 29, 2000.

   10.16 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to
          Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed June 14, 2000.

 Exhibit
 Number   Description

   10.17 Third Amended and Restated Credit Agreement dated as of April 18, 2000 among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto. Incorporated by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed June 14, 2000

   10.18 Receivable Interest Sale Agreement dated as of September 26, 2000 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer.

   10.19 Receivables Purchase Agreement dated as of September 26,2000 among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent.

#  10.20  Employment agreement between Patrick Chesterman and Ferrellgas,  Inc.
          dated July 31, 2000.

#  10.21  Employment  agreement  between James Hake and Ferrellgas,  Inc. dated
          July 31, 2000.

#  10.22  Employment  agreement between Kevin Kelly and Ferrellgas,  Inc. dated
          July 31, 2000.

   10.23 First Amendment to the Third Amended and Restated Credit Agreement dated as of January 17, 2001, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed March 14, 2001.

   10.24 Omnibus Amendment Agreement No. 3, dated as of December 28, 2000 in respect of Ferrellgas, L.P. Trust No. 1999-A Participation Agreement Lease Intended as Security Loan Agreement each dated as of December 1, 1999. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed March 14, 2001.

   10.25 Omnibus Amendment Agreement No. 3, dated as of December 28, 2000 in respect of Thermogas Trust No. 1999-A Participation Agreement Lease Intended as Security Loan Agreement each dated as of December 15, 1999. Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed March 14, 2001.

   10.26 First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to
          Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed March 14, 2001.

 Exhibit
 Number   Description

   10.27 First Amendment to the Receivables Purchase Agreement dated as of January 17, 2001 among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to
          Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed March 14, 2001.

* 10.28 Second Amendment to the Third Amended and Restated Credit Agreement dated as of July 16, 2001, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings
          Association, as agent, and the other financial institutions party thereto.

* 10.29 Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001 among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent.

*  21.1   List of subsidiaries.

*  23.1   Consent of Deloitte & Touche, LLP, independent auditors.


--------------------------------------------------------------------------------
      *          Filed herewith

      #          Management contracts or compensatory plans.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Ferrellgas Partners, L.P. and Subsidiaries
      Independent Auditors' Report...........................................F-2
      Consolidated Balance Sheets - July 31, 2001 and 2000...................F-3
      Consolidated Statements of Earnings -
         Years ended July 31, 2001, 2000 and 1999............................F-4
      Consolidated Statements of Partners' Capital -
         Years ended July 31, 2001, 2000 and 1999............................F-5
      Consolidated Statements of Cash Flows -
         Years ended July 31, 2001, 2000 and 1999............................F-6
      Notes to Consolidated Financial Statements.............................F-7


Ferrellgas Partners Finance Corp.
      Independent Auditors' Report..........................................F-25
      Balance Sheets - July 31, 2001 and 2000...............................F-26
      Statements of Earnings -
         Years ended July 31, 2001, 2000 and 1999...........................F-27
      Statements of Stockholder's Equity -
         Years ended July 31, 2001, 2000 and 1999...........................F-28
      Statements of Cash Flows -
         Years ended July 31, 2001, 2000 and 1999...........................F-29
      Notes to Financial Statements.........................................F-30

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2001 and 2000, and the related consolidated statements of earnings, partners' capital and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 14, 2001


                            FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except unit data)



                                                                                  July 31,
                                                                          --------------------------
ASSETS                                                                      2001           2000
--------------------------------------------------------------------     ------------   -----------
Current Assets:
  Cash and cash equivalents                                                 $ 25,386      $ 14,838
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $3,159 and
    $2,388 in 2001 and 2000, respectively)                                    56,772        89,801
  Inventories                                                                 65,284        71,979
  Prepaid expenses and other current assets                                   10,504         8,275
                                                                         ------------   -----------
    Total Current Assets                                                     157,946       184,893

Property, plant and equipment, net                                           491,194       516,183
Intangible assets, net                                                       230,918       256,476
Other assets, net                                                             16,101        10,355
                                                                         ------------   -----------
    Total Assets                                                            $896,159      $967,907
                                                                         ============   ===========


LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                           $58,274       $95,264
  Other current liabilities                                                   77,610        77,631
  Short-term borrowings                                                       -             18,342
                                                                         ------------   -----------
    Total Current Liabilities                                                135,884       191,237

Long-term debt                                                               704,782       718,118
Other liabilities                                                             15,472        16,176
Contingencies and commitments (Note J)                                        -             -
Minority interest                                                              2,034         2,032

Partners' Capital:
  Senior unitholder (2,801,622 and 4,652,691 units outstanding
    at 2001 and 2000, respectively - liquidation preference                  112,065       179,786
    $112,065 and $186,108, respectively)
  Common unitholders (35,908,366 and 31,307,116 units
    outstanding in 2001 and 2000, respectively)                              (12,959)      (80,931)
  General partner  (362,711 and 316,233 units outstanding at
   2001 and 2000, respectively)                                              (58,738)      (58,511)
  Accumulated other comprehensive income                                      (2,381)       -
                                                                         ------------   -----------
    Total Partners' Capital                                                   37,987        40,344
                                                                         ------------   -----------
    Total Liabilities and Partners' Capital                                 $896,159      $967,907
                                                                         ============   ===========

                         See notes to consolidated financial statements.

                           FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF EARNINGS
                              (in thousands, except per unit data)



                                                                For the year ended July 31,
                                                           --------------------------------------
                                                               2001         2000         1999
                                                           ------------- -----------  -----------
Revenues:
  Gas liquids and related product sales                      $1,381,940    $879,380     $581,842
  Other                                                          86,730      79,643       51,507
                                                           ------------- -----------  -----------
    Total revenues                                            1,468,670     959,023      633,349

Cost of product sold (exclusive of
  depreciation, shown separately below)                         930,117     530,979      282,588
                                                           ------------- -----------  -----------
Gross profit                                                    538,553     428,044      350,761

Operating expense                                               288,258     255,838      205,720
Depreciation and amortization expense                            56,523      61,633       47,257
General and administrative expense                               25,508      24,587       19,174
Equipment lease expense                                          30,986      25,518       12,976
Employee stock ownership plan compensation charge                 4,843       3,733        3,295
Loss (gain) on disposal of assets and other                       5,744        (356)       1,842
                                                           ------------- -----------  -----------
Operating income                                                126,691      57,091       60,497

Interest expense                                                (61,544)    (58,298)     (46,621)
Interest income                                                   3,027       2,229        1,216
Other charges                                                    (3,277)     -            -
                                                           ------------- -----------  -----------
Earnings before minority interest
 and extraordinary loss                                          64,897       1,022       15,092

Minority interest                                                   829         162          309
                                                           ------------- -----------  -----------
Earnings before extraordinary loss                               64,068         860       14,783

Extraordinary loss on early extinguishment of debt,
   net of minority interest of $130                             -            -           (12,786)
                                                           ------------- -----------  -----------
Net earnings                                                     64,068         860        1,997

Distribution to senior unitholder                                18,013      11,108          N/A
Net earnings (loss) available to general partner                    461        (102)          20
                                                           ------------- -----------  -----------
Net earnings (loss) available to common and
   subordinated unitholders                                    $ 45,594    ($10,146)     $ 1,977
                                                           ============= ===========  ===========

Basic and diluted earnings (loss)
   per common and subordinated unit
Earnings (loss) before extraordinary loss                        $ 1.43     $ (0.32)      $ 0.47
Extraordinary loss                                              -             -            (0.41)
                                                           ------------- -----------  -----------
Net earnings (loss) available to common and
   subordinated unitholders                                      $ 1.43     $ (0.32)      $ 0.06
                                                           ============= ===========  ===========


                        See notes to consolidated financial statements.

                                 FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                  (in thousands)


                          Number of units                                                                        Accumulated
                          ---------------------------------                                                        other
                                                   Sub-     General                           Sub-      General   compre-   Total
                            Senior     Common   ordinated   partner     Senior     Common   ordinated   partner   hensive  partners'
                          unitholder unitholder unitholder unitholder unitholder unitholder unitholder unitholder  income  capital
                          ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -------- --------
August 1, 1998                 -      14,699.7   16,593.7             $     -      $27,985   $ 19,908   $(58,976)     -    $(11,083)

 Common units issued in
     connection with
     acquisitions              -          11.1      -          -            -          197        -            2      -         199

 Contribution in connection
     with ESOP compensation
     charge                    -         -          -          -            -          219      3,010         33      -       3,262

 Quarterly distributions       -         -          -          -            -      (29,409)   (33,188)      (632)     -     (63,229)

  Comprehensive income:
     Net earnings              -         -          -          -            -        2,223       (246)        20      -       1,997
     Pension liability
       adjustment              -         -          -          -            -          -          -          -       (797)     (797)
                                                                                                                           ---------
  Comprehensive income                                                                                                        1,200
                          ---------- ----------  --------- ---------- ---------- ---------- ---------- ---------- -------- ---------
July 31, 1999                  -      14,710.8   16,593.7      -            -        1,215    (10,516)   (59,553)    (797)  (69,651)

 Conversion of subordinated
      units into common units  -      16,593.7  (16,593.7)     -            -      (10,516)    10,516        -         -        -

 Units issued in connection
    with acquisitions:
         Common units          -           2.6      -           -           -           45        -          -         -         45
         Senior units       4,375.0      -          -           -       175,000        -          -        1,768       -    176,768
         Fees paid to issue
           senior units        -         -          -           -        (8,925)       -          -          -         -     (8,925)

 General partner interest
    conversion to general
    partner units              -         -          -           316.2        -         -          -          -         -        -

 Accretion of discount on
    senior units               -         -          -           -         2,603     (2,575)       -          (28)      -        -

 Contribution in connection
  with  ESOP compensation
  charge                       -         -          -           -           -        3,661        -           36      -       3,697

 Quarterly cash distributions  -         -          -           -           -      (62,615)       -         (632)     -     (63,247)

 Senior unit paid in kind
   distributions              277.7      -          -           -        11,108    (10,997)       -         (111)     -         -

 Comprehensive income:
     Net earnings              -         -          -           -           -          851        -            9      -         860
     Pension liability
       adjustment              -         -          -           -           -          -          -          -        797       797

                                                                                                                             -------
 Comprehensive income                                                                                                         1,657
                             -------- --------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------
July 31, 2000                4,652.7  31,307.1      -          316.2    179,786    (80,931)       -      (58,511)     -      40,344

 Accretion of discount on
   senior units                -         -          -          -          6,321     (6,258)       -        (63)       -         -

 Contribution in connection
  with ESOP compensation
  charge                       -         -          -          -            -        4,745        -           48      -       4,793

 Common unit cash
   distributions               -         -          -          -            -      (62,645)       -         (632)     -     (63,277)

 Senior unit paid in kind
   distributions               235.5     -          -          -          9,422     (9,328)       -          (94)     -         -

 Senior unit cash and
   accrued distributions-      -         -          -          -            -       (8,535)       -         (144)     -      (8,679)

 Common unit options
   exercised                   -         101.3      -            1.0        -        1,701        -           17      -       1,718

 Common unit offering,
   net                         -       4,500.0      -           45.5        -       84,865        -          -        -      84,865

 Redemption of senior
   units                    (2,086.6)    -          -          -        (83,464)       -          -          -        -     (83,464)

 Comprehensive income:
    Net earnings               -         -          -          -            -       63,427        -          641      -      64,068
    Other comprehensive
        income:
      Cumulative effect
       of accounting change    -         -          -          -            -          -          -          -        709       -
      Risk management fair
        value adjustment       -         -          -          -            -          -          -          -       (289)      -
      Reclassification
        adjustment             -         -          -          -            -          -          -          -       (709)      -
      Pension liability
        adjustment             -         -          -          -            -          -          -          -     (2,092)   (2,381)
                                                                                                                           ---------
 Comprehensive income                                                                                                        61,687
                          ----------- --------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------
July 31, 2001                2,801.6  35,908.4      -          362.7   $112,065   $(12,959) $     -    $ (58,738) $(2,381) $ 37,987
                          =========== ========= ========== ========== ========== ========== ========== ========== ======== =========


                See notes to consolidated financial statements.

                       FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)

                                                              For the year ended July 31,
                                                            ---------------------------------
                                                              2001       2000        1999
                                                            ---------- ----------  ----------
Cash Flows From Operating Activities:
 Net earnings                                                 $64,068      $ 860     $ 1,997
 Reconciliation of net earnings to net
  cash provided by operating activities:
  Depreciation and amortization                                56,523     61,633      47,257
  Employee stock ownership plan compensation charge             4,843      3,733       3,295
  Minority interest                                               829        162         309
  Extraordinary loss, net of minority interest                  -          -          12,786
  Other                                                         7,555      2,759       4,487
  Changes in operating assets and liabilities, net of
   effects from business acquisitions:
    Accounts and notes receivable, net of securitization       (9,121)   (12,609)     (9,565)
    Inventories                                                11,333    (25,423)     11,382
    Prepaid expenses and other current assets                  (2,071)      (731)      1,926
    Accounts payable                                          (39,792)    10,418      12,737
    Accrued interest expense                                    1,157      6,594       2,152
    Other current liabilities                                   2,233      7,140       4,235
    Other liabilities                                           2,302     (1,184)       (504)
                                                            ---------- ----------  ----------
      Net cash provided by operating activities                99,859     53,352      92,494
                                                            ---------- ----------  ----------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                   (4,668)    47,656     (43,838)
 Cash paid for acquisition transaction fees                     -        (15,893)      -
 Capital expenditures                                         (15,248)   (20,755)    (25,743)
 Net proceeds from accounts receivable securitization          31,000      -           -
 Proceeds from sale leaseback transaction                       -         25,000       -
 Other                                                          1,652      5,743       3,286
                                                            ---------- ----------  ----------
      Net cash provided by (used in) investing
        activities                                             12,736     41,751     (66,295)
                                                            ---------- ----------  ----------

Cash Flows From Financing Activities:
 Distributions                                                (69,125)   (63,247)    (63,229)
 Issuance of common units, net of issuance costs               84,865      -           -
 Redemption of senior units                                   (83,464)     -           -
 Additions to long-term debt                                    9,843    226,490     408,113
 Reductions of long-term debt                                 (26,205)  (276,111)   (338,613)
 Net reductions to short-term borrowings                      (18,342)    (2,144)       (664)
 Cash paid for debt and lease financing costs                     (56)    (3,163)    (12,827)
 Minority interest activity                                      (848)     1,008        (810)
 Proceeds from exercise of common unit options                  1,718      -           -
 Cash contribution from general partner                         -          1,768       -
 Other                                                           (433)     -               4
                                                            ---------- ----------  ----------
      Net cash used in financing activities                  (102,047)  (115,399)     (8,026)
                                                            ---------- ----------  ----------

Increase (decrease) in cash and cash equivalents               10,548    (20,296)     18,173
Cash and cash equivalents - beginning of period                14,838     35,134      16,961
                                                            ---------- ----------  ----------
Cash and cash equivalents - end of period                     $25,386    $14,838     $35,134
                                                            ========== ==========  ==========

Cash paid for interest                                        $57,893    $49,176     $42,310
                                                            ========== ==========  ==========

                    See notes to consolidated financial statements.

                            FERRELLGAS PARTNERS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Partnership Organization and Formation

     Ferrellgas Partners, L.P. (the "MLP") was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership" or "OLP"). The MLP and the OLP (collectively referred to as the "Partnership") are both Delaware limited partnerships. Both the MLP and the OLP are governed by partnership agreements that were made effective at the time of formation of the partnerships. Ferrellgas Partners, L.P. was formed to acquire and hold a limited partner interest in the Operating Partnership. The Operating Partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company" or "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell"). Ferrell owns 17,817,600 of the outstanding MLP common units. The Company has retained a 1% general partner interest in Ferrellgas Partners, L.P. and also holds a 1.0101% general partner interest in the Operating Partnership, representing an effective 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

     On July 17, 1998, 100% of the outstanding common stock of Ferrell was purchased primarily from Mr. James E. Ferrell and his family by a newly established leveraged employee stock ownership trust ("ESOT") established pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan ("ESOP"). The purpose of the ESOP is to provide employees of the Company an opportunity for ownership in Ferrell and indirectly in the MLP. As contributions are made by Ferrell to the ESOP in the future, shares of Ferrell are allocated to the Company employees' ESOP accounts.

     On December 17, 1999, the MLP's Partnership Agreement was amended to allow for the issuance of a newly created senior unit, in connection with an acquisition. Generally, these senior units were to be paid quarterly distributions in additional senior units equal to 10 % per annum. Also, the senior units were structured to allow for a redemption by the MLP at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units also had the right, at dates in the future and subject to certain events and conditions, to convert any outstanding senior units into common units.

     On June 5, 2000, the MLP's Partnership Agreement was amended to allow the General Partner to have an option in maintaining its 1% general partner interest concurrent with the issuance of other additional equity. Prior to this amendment, the Company was required to make capital contributions to maintain its 1% general partner interest with the issuance of any additional MLP equity. Also as part of this amendment, the General Partner's interest in the MLP's Common Units was converted from a General Partner interest to General Partner units.

     On April 6, 2001, the MLP's Partnership Agreement was amended to reflect modifications made to the senior units, previously issued on December 17, 1999, and the common units owned by Ferrell. The senior units are to be paid quarterly distributions in cash equivalent to 10 % per annum or $4 per senior unit. The amendment also granted the holder of the senior units the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by the Partnership Agreement. Also as part of the amendment, Ferrell granted the Partnership the ability to defer future distributions on the common units held by it, up to an aggregate outstanding amount of $36,000,000, until December 31, 2005.

B.  Summary of Significant Accounting Policies

     (1) Nature of operations: The Partnership is engaged primarily in the retail distribution of propane and related equipment and supplies in the
     United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. The Partnership serves approximately 1,100,000 residential, industrial/commercial and agricultural customers.

     (2) Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial  statements  and the  reported  amounts of revenues  and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include reserves that have been established for product liability and other claims.

     (3) Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership and its wholly-owned subsidiary, Ferrellgas Partners Finance Corp. The Company's 1.0101% General Partner interest in Ferrellgas, L.P. is accounted for as a minority interest. The wholly-owned subsidiary of the OLP, Ferrellgas Receivables, LLC, is accounted for using the equity method of accounting. All material intercompany profits, transactions and balances have been eliminated.

     (4) Cash and cash equivalents: For purposes of the Consolidated Statements of Cash Flows, the Partnership considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less.

     (5) Inventories: Inventories are stated at the lower of cost or market using average cost and actual cost methods. The Partnership enters into commodity derivative contracts involving propane and related products to hedge, reduce risk and anticipate market movements. The fair value of these derivative contracts is classified as inventory.

     (6) Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. This change in accounting estimate resulted from a review by management of its tank values established through an independent tank valuation obtained in connection with a financing completed in December 1999. The Partnership, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable.

     (7) Goodwill and intangible assets: Intangible assets, consisting primarily of customer lists, trademarks, assembled workforce, goodwill, and noncompete notes, are stated at cost, net of amortization calculated using either straight-line or accelerated methods over periods ranging from five to 40 years. The Partnership reviews identifiable intangibles for impairment in a similar manner as with long-lived assets. See "Adoption of new accounting standards" below for a related discussion of the effect of a new accounting pronouncement, Statement of Financial Accounting Standards
     (SFAS) No. 142, on goodwill and intangible assets.

     (8) Accounting for derivative commodity contracts: The Partnership enters into commodity options involving propane and related products to specifically hedge certain product cost risk. Any changes in the fair value of these specific cash flow hedge positions are deferred and included in other comprehensive income and recognized as an adjustment to the overall purchase price of product in the month the purchase contract is settled. The Partnership also enters into other commodity forward and futures purchase/sale agreements and commodity swaps and options involving propane and related products, which are not specific hedges to a certain product cost risk, but are used for risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried on the consolidated balance sheets at fair value with changes in that value recognized in earnings. The Partnership classifies all gains and losses from these derivative commodity contracts entered into for product risk management purposes as cost of product sold on the consolidated statements of earnings.

     (9) Revenue recognition: Sales of propane are recognized by the Partnership at the time product is delivered or shipped to its customers. Revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. The Partnership adopted Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" in the first quarter of fiscal 2001. This new standard did not have a material affect on the Partnership's financial position, results of operations or cash flows.

     (10) Income taxes: The MLP is a limited partnership. As a result, the MLP's earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, the MLP unitholders. Accordingly, no recognition has been given to income taxes in the accompanying consolidated financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to MLP unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

     (11) Net earnings per common and subordinated unit: Net earnings (loss) per common and subordinated unit is computed by dividing net earnings, after deducting the General Partner's 1% interest and accrued and paid senior unit distributions, by the weighted average number of outstanding common and subordinated units and the dilutive effect, if any, of outstanding unit options. There was no effect on the dilutive earnings per unit calculation when making the assumption that all outstanding unit options were exercised into common units.

     (12) Unit and stock-based compensation: The Partnership accounts for its Unit Option Plan and the Ferrell Companies Incentive Compensation Plan using the intrinsic value method under the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     (13) Segment information: The Partnership is a single reportable operating segment engaging in the retail distribution of propane and related equipment and supplies. No single customer represents 10% or more of consolidated revenues. In addition, all of the Partnership's revenues are derived from sources within the U.S., and all of its long-lived assets are located in the U.S.

     (14)  Adoption  of  new  accounting  standards:  The  Financial  Accounting
     Standards Board (FASB) recently issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

     SFAS No. 141 requirements include, among other things, that all business combinations be accounted for by a single method - the purchase method. It applies to all business combinations initiated after June 30, 2001. The Partnership has historically accounted for business combinations using the purchase method, therefore, this new standard will not have a substantial impact on how the Partnership accounts for future combinations.

     SFAS No. 142 modifies the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. Also some intangibles will be reclassified to goodwill. The Partnership has elected to adopt SFAS No. 142 beginning in the first quarter of fiscal 2002. Although there will be no cash flow effect, the Partnership believes its amortization expense will decrease by $10,600,000 in fiscal 2002, compared to the amortization that would have been recorded had the new accounting standard not been issued. This new standard also requires the Partnership to test goodwill for impairment at the time the standard is adopted and also on an annual basis. The Partnership believes that the results of the initial impairment test of goodwill performed at the time the standard is adopted will not have a material effect on its financial position, results of operations or cash flows.

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Partnership expects to implement SFAS No. 143 beginning in the fiscal year ending July 31, 2003, and is currently assessing its effect on the Partnership's financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Partnership expects to implement SFAS No. 144 beginning in the fiscal year ending July 31, 2003, and is currently assessing its effect on the Partnership's financial position, results of operations and cash flows.

     (15) Reclassifications: In fiscal 2001, the Partnership applied the provisions of Emerging Issues Task Force (EITF Issue) No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" which affects the presentation of certain revenue and cost of product sold items. Prior to fiscal 2001, the Partnership had reported the results of certain activities on a net margin basis in other revenue. These activities include the reporting of appliance sales, material and parts sales, refined fuel sales and certain risk management activities. In fiscal 2001, with the application of EITF No. 99-19, the Partnership began reporting these activities either gross as other revenues and cost of product sold or net as cost of product sold. These reclassifications had no effect on gross profit or net income in any fiscal year previously reported. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's consolidated financial statements' presentation.


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

     Distributions by the MLP in an amount equal to 100% of its available cash, as defined in its Partnership Agreement, will be made to the senior and common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved. The senior units have certain distribution and preference rights over the common units. The publicly held common units have certain distribution preference rights over the common units held by Ferrell Companies.

     On April 6, 2001, the Partnership modified the structure of its outstanding senior units and increased the cash distribution coverage to its publicly held common unitholders. Among other changes, the senior units were modified to allow the holder to be paid a quarterly distribution in cash instead of in additional senior unit distributions. See Note A for additional information about the modifications to the senior units. In addition, Ferrell Companies, Inc., the owner of 17,817,600 common units, granted the Partnership the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36,000,000. The ability to defer distributions to Ferrell provides the MLP's public common unitholders distribution support until December 31, 2005. This new distribution support is available if the Partnership's available cash for any fiscal quarter is insufficient to pay all of the common unitholders their quarterly distribution. The MLP will first pay a distribution to the senior units and then will pay a distribution out of the remaining available cash to the publicly-held common units. Any remaining available cash will then be used to pay a distribution on the common units held by Ferrell. Any quarterly distribution paid per unit to the publicly-held common units that is not able to be paid on the Ferrell-owned common units will be deferred, within certain limits, and paid to Ferrell in future quarters when available cash is sufficient. If insufficient available cash should exist for a particular quarter or any previous deferred distributions to Ferrell remain outstanding, the distribution declared per common unit may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. If the cumulative amount of deferred quarterly distributions to Ferrell were to reach $36,000,000, the common units held by Ferrell will then be paid in the same priority as the publicly-held common units. After payment of all required distributions for any subsequent period, the MLP will use any remaining available cash to reduce any amount previously deferred on the common units held by Ferrell. Reductions in amounts previously deferred will then again be available for future deferrals to Ferrell through December 31, 2005. In connection with these transactions, the MLP incurred $3,277,000 in banking, legal and other professional fees that are classified as other charges on the consolidated statements of earnings. The MLP has also incurred and capitalized $774,000 related to payments made to lenders. The capitalized fees are classified as other assets on the consolidated balance sheet.


D.  Supplemental Balance Sheet Information

    Inventories consist of:

      (in thousands)                                    2001             2000
                                                     ----------       ----------
      Liquefied propane gas and re                     $45,966          $50,868
      Appliances, parts and supplies                    19,318           21,111
                                                     ----------       ----------
                                                       $65,284          $71,979
                                                     ==========       ==========

     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of July 31, 2001, in addition to the inventory on hand, the Partnership had committed to take net delivery of approximately 3,754,000 gallons at a fixed price for its future retail propane sales.


    Property, plant and equipment consist of:

      (in thousands)                                    2001             2000
                                                     ----------     ----------
      Land and improvements                            $ 41,191      $ 40,761
      Buildings and improvements                         54,384        54,794
      Vehicles                                           76,611        78,490
      Furniture and fixtures                             35,138        32,844
      Bulk equipment and district facili                 90,930        88,289
      Tanks and customer equipment                      472,593       482,617
      Other                                               3,281         3,753
                                                      ----------    ----------
                                                        774,128       781,548
      Less:  accumulated depreciation                   282,934       265,365
                                                      ----------    ----------
                                                       $491,194      $516,183
                                                      ==========    ==========


     Depreciation expense totaled $28,332,000,  $37,941,000, and $30,772,000 for the years ended July 31, 2001, 2000, and 1999, respectively. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. Due to this change in the tank residual values, depreciation expense decreased by approximately $12,000,000 or $0.38 per common unit for fiscal 2001, compared to the depreciation that would have been recorded using the previously estimated residual values.


    Intangibles consist of:



      (in thousands)                                    2001             2000
                                                     ----------       ----------
       Customer lists                                 $207,667         $207,478
       Goodwill                                        142,921          141,326
       Non-compete agreements                           60,222           59,905
       Assembled workforce                               9,600            9,600
       Other                                               168              391
                                                     ----------       ----------
                                                       420,578          418,700
       Less:  accumulated amortization                 189,660          162,224
                                                     ----------       ----------
                                                      $230,918         $256,476
                                                     ==========       ==========


     Amortization   expense   related  to   intangibles   totaled   $27,436,000,
$22,951,000 and  $15,712,000 for the years ended July 31, 2001,  2000, and 1999, respectively.

     Other current liabilities consist of:


      (in thousands)                                    2001             2000
                                                     ----------       ----------
       Accrued interest                                $22,816          $21,659
       Accrued payroll                                  20,236           15,073
       Accrued insurance                                 8,056            4,770
       Other                                            26,502           36,129
                                                     ----------       ----------
                                                       $77,610         $77,631
                                                     ==========       ==========


E.   Accounts Receivable Securitization

     On September 26, 2000, the OLP entered into an account receivable securitization facility with Bank One, NA. As part of this 364-day facility, the OLP transferred an interest in a pool of its trade accounts receivable to its wholly-owned, special purpose subsidiary, Ferrellgas Receivables, LLC. Ferrellgas Receivables then sold its interest to a commercial paper conduit of Banc One, NA. The OLP remits daily to Ferrellgas Receivables funds collected on the pool of trade receivables held by Ferrellgas Receivables. The Partnership intends to renew effective September 25, 2001 for a one year commitment with Bank One, N.A. From the inception of this facility in September 2000 through July 31, 2001, the cash flows related to this facility between the OLP and Ferrellgas Receivables are detailed as follows:



      (in thousands)                                                               2001
                                                                                ----------
      Proceeds from new securitizations                                           $115,000
      Proceeds from collections reinvested in revolving period securitizations     725,955
      Remittance of amounts collected on securitizations                          (809,955)
                                                                                -----------
      Net proceeds from accounts receivable securitization                         $31,000
                                                                                ===========

      Cash invested in unconsolidated subsidiary                                   $ 3,399
                                                                                ===========

     The level of funding available from this facility is currently limited to $60,000,000. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction is reflected on the Partnership's consolidated financial statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. The OLP retained servicing rights and the right to collect finance charges, however, the assets related to these retained interests at July 31, 2001, had no material effect on the consolidated balance sheet.

     The investment in the unconsolidated subsidiary related to this facility was $7,225,000 at July 31, 2001 and is classified within "other assets" on the consolidated balance sheet. The "loss (gain) on disposal of assets and other" on the consolidated statements of earnings for the year ended July 31, 2001, includes a $7,816,000 loss on sale of receivables, a $2,205,000 equity in earnings of unconsolidated subsidiary and $1,326,000 of service income. These amounts reported on the consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables.

F.   Long-Term Debt

     Long-term debt consists of:


      (in thousands)                                    2001             2000
                                                     ----------       ----------
    Senior Notes
      Fixed rate, 7.16% due 2005-2013 (1)             $350,000         $350,000
      Fixed rate, 9.375%, due 2006 (2)                 160,000          160,000
      Fixed rate, 8.8%, due 2006-2009 (3)              184,000          184,000

    Credit Agreement
     Revolving credit loans 8.9% due 2003 (4)          -                 11,658

    Notes payable, 7.9% and 7.5% weighted average
     interest rates, respectively, due 2001 to 2009     12,566           15,988
                                                     ----------       ----------
                                                       706,566          721,646
    Less:  current portion, included in
            other current liabilities                    1,784            3,528
                                                     ----------       ----------
                                                      $704,782         $718,118
                                                     ==========       ==========


     (1) The OLP fixed rate Senior Notes ("$350 million Senior Notes"), issued in August 1998, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The outstanding principal amount of the Series A, B, C, D and E Notes shall be due on August 1, 2005, 2006, 2008, 2010, and 2013, respectively. In general, the OLP does not have the option to prepay the Notes prior to maturity without incurring prepayment penalties.

     (2) The MLP fixed rate Senior Secured Notes ("MLP Senior Secured Notes"), issued in April 1996, are redeemable at the option of the MLP, in whole or in part, at any time after June 15, 2001. The notes are secured by the MLP's partnership interest in the OLP. The MLP Senior Secured Notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

     (3) The OLP fixed rate Senior Notes ("$184 million Senior Notes"), issued in February 2000, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The outstanding principal amount of the Series A, B and C Notes shall be due on August 1, 2006, 2007 and 2009, respectively. In general, the OLP does not have the option to prepay the Notes prior to maturity without incurring prepayment penalties.

     (4) At July 31, 2001, the unsecured $157,000,000 Credit Facility (the "Credit Facility"), expiring June 2003, consisted of a $117,000,000 unsecured working capital, general corporate and acquisition facility, including a letter of credit facility, and a $40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the Credit Facility bear interest, at the borrower's option, at a rate equal to either a) LIBOR plus an applicable margin varying from 1.25 % to 2.25 % or, b) the bank's base rate plus an applicable margin varying from 0.25 % to 1.25 %. The bank's base rate at July 31, 2001 and 2000 was 6.75% and 9.5%, respectively.

     On December 17, 1999, in connection with the purchase of Thermogas, LLC ("Thermogas acquisition") (see Note N), the OLP assumed a $183,000,000 loan that was originally issued by Thermogas, LLC ("Thermogas") and had a maturity date of June 30, 2000. On February 28, 2000, the OLP issued $184,000,000 Senior Notes at an average interest rate of 8.8% in order to refinance the $183,000,000 loan. The additional $1,000,000 in borrowings was used to fund debt issuance costs.

     Effective April 27, 2000, the MLP entered into an interest rate swap agreement with Bank of America, related to the semi-annual interest payment due on these MLP Senior Secured notes. The swap agreement, which was terminated at the option of the counterparty on June 15, 2001, required the counterparty to pay the stated fixed interest rate every six months. In exchange, the MLP was required to make quarterly floating interest rate payments based on an annual interest rate equal to the three month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000. The Partnership resumed paying the stated fixed interest rate effective after June 15, 2001.

     At July 31, 2001 and 2000, $0 and $18,342,000, respectively, of short-term borrowings were outstanding under the credit facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $46,660,000 and $36,892,000, respectively. Effective July 16, 2001, the credit facility was amended to increase the letter of credit sub-facility availability from $60,000,000 to $80,000,000.

     The MLP Senior Secured Notes, the $350 million and $184 million Senior Notes and the Credit Facility agreement contain various restrictive covenants applicable to the MLP and OLP and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets and transactions with affiliates. In addition, the Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Partnership fails to meet certain coverage tests. The Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

     The scheduled annual principal payments on long-term debt are to be $1,784,000 in 2002, $2,068,000 in 2003, $2,113,000 in 2004, $2,263,000 in
     2005, $271,260,000 in 2006 and $427,078,000 thereafter.

     During fiscal year 1999, the Partnership recognized an extraordinary loss of $12,786,000 net of minority interest of $130,000. The gross extraordinary loss included a payment of a 5 % premium and a write-off of unamortized financing costs of $2,916,000, resulting primarily from the early extinguishment of $200,000,000 of its fixed rate senior notes.


G.   Partners' Capital

     On July 31, 2001, the Partnership's capital consisted of 2,801,622 senior units, 35,908,366 common units, and a 1% General Partner interest. The Partnership Agreement contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     In connection with the Thermogas acquisition on December 17, 1999 (See Note
     N) , the Partnership issued 4,375,000 senior units to a subsidiary of The Williams Companies, Inc. ("Williams"). Ferrellgas, Inc. contributed $1,768,000 to Ferrellgas Partners, L.P. and $1,803,000 to Ferrellgas, L.P. in order to maintain its 1% and 1.0101% general partner interest in each respective entity. On April 6, 2001, an entity owned by James E. Ferrell, the Chairman, Chief Executive Officer and President of the General Partner, purchased all senior units held by Williams, who prior to the transaction agreed to certain modifications to the senior units. See Note A for more information on the modifications to the senior units.

     The Partnership maintains shelf registration statements for common units representing limited partner interests in the Partnership. One of the shelf registration statements allows for common units to be issued from time to time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions. The Partnership also maintains another shelf registration statement for the issuance of common units, deferred participation units, warrants and debt securities. The Partnership Agreement allows the General Partner to issue an unlimited number of additional Partnership general and limited interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner without the approval of any unitholders. On June 8, 2001, the Partnership received $84,865,000 net of issuance costs pursuant to the issuance of 4,500,000 common units to the public. The Partnership then used these proceeds to redeem 2,048,697 senior units and related accrued but unpaid distributions. These common units issued to the public on June 8, 2001, were entitled to the same distribution to be paid to the already outstanding publicly held common units for the quarter ended July 31, 2001. The Partnership also made a redemption of 37,915 senior units in July 2001. During the fourth quarter of fiscal 2001, the Partnership issued 101,250 common units pursuant to the unit option plan (see Note L).

     During 1994, the Partnership issued subordinated units, all of which were held by Ferrell for which there was no established public trading market. Effective August 1, 1999, the subordinated units were allowed to be converted to common units once certain financial tests, which were primarily related to making the minimum quarterly distribution on all units, were satisfied for each of the three consecutive four quarter periods ended July 31, 1999.

H.   Derivatives

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. As a result of implementing SFAS No. 133 at the beginning of fiscal 2001, the Partnership recognized in its first quarter of fiscal 2001, gains totaling $709,000 and $299,000 in accumulated other comprehensive income and the consolidated statements of earnings, respectively. In addition, beginning in the first quarter of fiscal 2001, the Partnership recorded subsequent changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. The Partnership's overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk.

     The Partnership uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

     Fluctuations in the wholesale cost of propane expose the Partnership to purchase price risk. The Partnership purchases propane at various prices that are eventually sold to its customers, exposing the Partnership to future product price fluctuations. Also, certain forecasted transactions expose the Partnership to purchase price risk. The Partnership monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. The Partnership uses derivative products to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the consolidated statements of earnings when the forecasted transaction impacts earnings. The $289,000 risk management fair value adjustment classified as other comprehensive income at July 31, 2001, will be recognized in the consolidated statements of earnings during fiscal 2002. Changes in the fair value of cash flow hedges due to hedge ineffectiveness are recognized in cost of product sold on the consolidated statements of earnings. The fair value of the derivatives related to purchase price risk are classified on the consolidated balance sheets as inventories. The Partnership also purchases and sells derivatives that are not classified as hedges to manage other risks associated with commodity prices. The changes in fair value of these derivatives are recognized as they occur in cost of product sold on the consolidated statements of earnings. During fiscal years ended July 31, 2001, 2000 and 1999, the Partnership recognized gains related to derivatives not classified as hedges of $23,320,000, $28,413,000, and $7,699,000 respectively.

     The Partnership also uses forward contracts, not designated as hedging instruments under SFAS No. 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and sales as defined in SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, and thus are not adjusted to fair market value.

     As of July 31, 2001, the Partnership holds $706,566,000 in primarily fixed rate debt and $157,600,000 in variable rate operating leases. Fluctuations in interest rates subject the Partnership to interest rate risk. Decreases in interest rates increase the fair value of the Partnership's fixed rate debt, while increases in interest rates subject the Partnership to the risk of increased interest expense related to its variable rate debt and operating leases.

     The Partnership enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps were used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. The fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other current or long-term assets or as other current or long-term liabilities on the consolidated balance sheets. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized as they occur in interest expense on the consolidated statements of earnings. There were no such fair value hedges outstanding at July 31, 2001. Interest rate caps are used to hedge the risk associated with rising interest rates and their affect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps are designated as cash flow hedges and are outstanding at July 31, 2001. Thus, the effective portions of changes in the fair value of the hedges are recorded in OCI at interim periods and are recognized as interest expense in the consolidated statements of earnings when the forecasted transaction impacts earnings. Cash flow hedges are assumed to hedge the risk of changes in cash flows of the hedged risk.

I.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $194,519,000,

     $179,033,000, and $143,850,000 for the years ended July 31, 2001, 2000, and
     1999, respectively, include compensation and benefits paid to officers and employees of the General Partner and general and administrative costs.

     During fiscal 2000, Williams became a related party to the Partnership due to the Partnership's issuance of 4,375,000 senior units to a subsidiary of Williams as part of the Thermogas acquisition (See Notes G and N). In April 2001, Williams sold all its senior units to JEF Capital Management, Inc., an entity owned by James E. Ferrell, Chairman, Chief Executive Officer and President of the General Partner, and thereafter, ceased to be a related party of the Partnership. During fiscal 2001 and 2000, the Partnership recognized wholesale sales to Williams of $493,000 and $2,091,000, respectively. In connection with its normal purchasing and risk management activities, the Partnership entered into, with Williams as a counterparty, certain purchase, forward, futures, option and swap contracts. During fiscal 2001 and 2000 the Partnership recognized a net increase (decrease) to cost of sales of $(4,456,000) and $3,645,000, respectively, related to these activities.

     During fiscal 2000, Williams provided propane supply and general and administrative services to the Partnership to assist in the integration of the acquisition. The Partnership paid $67,547,000, $4,062,000 and $176,000 to Williams in fiscal 2000 and classified these costs to cost of product sold, general and administrative expenses and operating expenses, respectively. The amount due to Williams at July 31, 2000, was $5,045,000. The amount due from Williams at July 31, 2000, was $13,000.

     On April 6, 2001, Williams approved amendments to the MLP partnership agreement related to certain terms of the senior units. Williams then sold all of the senior units for a purchase price of $195,529,000 plus accrued and unpaid distributions to JEF Capital Management. The senior units currently have all the same terms and preference rights in distributions and liquidation as when the units were owned by Williams.

     During the fourth quarter of fiscal 2001, the Partnership paid to JEF Capital Management $83,464,000 to redeem a total of 2,086,612 senior units and $2,951,000 in senior unit distributions. In a noncash transaction the Partnership accrued a senior unit distribution of $2,801,622 payable to JEF Capital Management on September 14, 2001.

     During fiscal 2001, 2000 and 1999, Ferrell International Limited, FI Trading, Inc. and Ferrell Resources, LLC, three affiliates of the Partnership which are owned by James E. Ferrell, paid the Partnership a total of $40,000, $313,000 and $265,000, respectively, for accounting and administration services. In connection with its normal purchasing and risk management activities, the Partnership entered into, with Ferrell International Limited and FI Trading as a counterparty, certain forward, option and swap contracts. During fiscal 2001, 2000 and 1999, the Partnership recognized net sales (purchases) of $28,329,000, $(8,508,000), and $20,414,000, respectively. These net sales (purchases) with Ferrell International Limited and FI Trading, Inc. are classified in cost of product sold. Amounts due from Ferrell International Limited at July 31, 2001 and 2000 were $0 and $1,826,000, respectively. Amounts due to Ferrell International Limited at July 31, 2001 and 2000 were $0 and $1,484,000, respectively.

     The Partnership also leased propane tanks from Ferrell Propane, Inc., a subsidiary of the General Partner since October 1998. Prior to October 1998, Ferrell Propane, Inc. was a subsidiary of Ferrell Companies, Inc. The Partnership recognized $515,000 of lease expense during each of fiscal years 2001, 2000, and 1999.

J.   Contingencies and Commitments

     The Partnership is threatened with or named as a defendant in various lawsuits that, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Partnership. Currently, the Partnership is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

     On December 6, 1999, the OLP entered into, with Banc of America Leasing & Capital LLC, a $25,000,000 operating lease involving the sale-leaseback of a portion of the OLP's customer tanks. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of the OLP, if such extension is approved by the lessor.

     On December 17, 1999, immediately prior to the closing of the Thermogas acquisition (See Note N), Thermogas entered into, with Banc of America Leasing & Capital LLC, a $135,000,000 operating lease involving a portion of its customer tanks. In connection with the Thermogas acquisition, the OLP assumed all obligations under the $135,000,000 operating lease, which has terms and conditions similar to the December 6, 1999, $25,000,000 operating lease discussed above.

     Effective June 2, 2000, the OLP entered into an interest rate cap agreement ("Cap Agreement") with Bank of America, related to variable quarterly rent payments due pursuant to two operating tank lease agreements. The variable quarterly rent payments are determined based upon a floating LIBOR based interest rate. The Cap Agreement, which expires June 30, 2003, requires Bank of America to pay the OLP at the end of each March, June, September and December the excess, if any, of the applicable three month floating LIBOR interest rate over 9.3%, the cap, applied to the total obligation due each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of July 31, 2001 and 2000 was $157,600,000 and $159,200,000, respectively.

     The 2,801,621 senior units outstanding as of July 31, 2001 have a liquidating value of $40 per unit or $112,065,000. The senior units are redeemable by the Partnership at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by the Partnership Agreement. Such conversion rights are contingent upon the Partnership not previously redeeming such securities.

     Certain property and equipment is leased under noncancelable operating leases which require fixed monthly rental payments and which expire at various dates through 2020. Rental expense under these leases totaled $42,420,000, $35,292,000, and $19,595,000 for the years ended July 31,
     2001, 2000, and 1999, respectively. Future minimum lease commitments for such leases in the next five years, including the aforementioned operating tank leases, are $34,287,000 in 2002, $28,594,000 in 2003, $11,617,000 in
     2004, $8,279,000 in 2005 and $5,855,000 in 2006.

     In addition to the future minimum lease commitments, the Partnership plans to purchase vehicles and computers at the end of their lease terms totaling $781,000 in 2002, $1,203,000 in 2003, $1,488,000 in 2004, $1,342,000 in
     2005 and $1,009,000 in 2006. The Partnership intends to renew other vehicle, tank and computer leases that would have had buyouts of $5,137,000 in 2002, $161,109,000 in 2003, $3,789,000 in 2004, $2,744,000 in 2005, and
     $815,000 in 2006.


K.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     Ferrell makes contributions to the ESOT which causes a portion of the shares of Ferrell owned by the ESOT to be allocated to employees' accounts over time. The allocation of Ferrell shares to employee accounts causes a non-cash compensation charge to be incurred by the Partnership, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately on the Partnership's consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The Partnership is not obligated to fund or make contributions to the ESOT.

     The General Partner and its parent, Ferrell, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, the Company suspended future profit sharing contributions to the plan beginning with fiscal year 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the ESOP. Contributions for the years ended July 31, 2001, 2000, and 1999, were $3,235,000, $2,869,000, and $2,110,000, respectively, under the 401(k)
     provisions.

     The General Partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The General Partner's funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. As of July 31, 2001, other comprehensive income was reduced by $2,092,000 due to the recording of $2,092,000 as an increase to other liabilities, because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

L.   Unit Options of the Partnership and Stock Options of Ferrell Companies,
     Inc.

     Prior to April 19, 2001, the Ferrellgas, Inc. Unit Option Plan (the "unit option plan") authorized the issuance of options (the "unit options") covering up to 850,000 of the MLP's units to certain officers and employees of the General Partner. Effective April 19, 2001, the unit option plan was amended to authorize the issuance of options covering an additional 500,000 common units. The unit options are exercisable at exercise prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the units at the time of the grant. In general, the options vest over a five year period, and expire on the tenth anniversary of the date of the grant.

                                                                    Number        Weighted Average      Weighted
                                                                      Of           Exercise Price     Average Fair
                                                                     Units                               Value
                                                                --------------    ----------------    ------------
          Outstanding, August 1, 1998                                 783,000          $18.21
          Granted                                                      40,000           18.54             $0.39
          Forfeited                                                   (40,975)          18.15
                                                                --------------
          Outstanding, July 31, 1999                                  782,025           18.23
          Granted                                                     -                  -                 -
          Forfeited                                                   (60,500)          19.38
                                                                --------------
          Outstanding, July 31, 2000                                  721,525           18.13
          Granted                                                     651,000           17.90              2.56
          Exercised                                                  (101,250)          16.80
          Forfeited                                                   (42,075)          19.27
                                                                --------------
          Outstanding, July 31, 2001                                1,229,200           18.08
                                                                --------------
          Options exercisable, July 31, 2001                          503,543           18.06
                                                                --------------


                                                                       Options Outstanding at July 31, 2001
                                                                ----------------------------------------------------
          Range of option prices at end of year                                    $16.80-$21.67
          Weighted average remaining contractual life                                7.2 Years


     The Ferrell Companies, Inc. nonqualified stock option plan (the "NQP") was established by Ferrell to allow upper middle and senior level managers of the General Partner to participate in the equity growth of Ferrell and, indirectly in the equity growth of the Partnership. The shares underlying the stock options are common shares of Ferrell, therefore, there is no potential dilution of the Partnership. The Ferrell NQP stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell debt, but in no event later than 20 years from the date of issuance.

     The Partnership accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the unit option plan, or for the NQP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Partnership's net income (loss) and earnings (loss) per unit would have been adjusted as noted in the table below:



      (in thousands, except per unit amounts)            2001             2000           1999
                                                      ----------       ----------     ----------
          Net earnings (loss) available to common and
          subordinated unitholders as reported          $45,594         $(10,146)        $1,977

          Pro forma adjustment                             (498)             (79)          (465)
                                                      ----------       ----------     ----------

          Net earnings (loss) available to common and
          subordinated unitholders as adjusted           45,096         $(10,225)        $1,512
                                                      ==========       ==========     ==========

          Pro forma basic and diluted net earnings
            (loss) per common and subordinated unit       $1.41          $ (0.32)        $ 0.05
                                                      ==========       ==========     ==========

     The fair value of the unit options granted during the 2001 and 1999 fiscal years were determined using a binomial option valuation model with the following assumptions: a) distribution amount of $0.50 per unit per quarter for 2001 and 1999, b) average common unit price volatilities of 23.2% and 18.1% for 2001 and 1999, respectively, c) the risk-free interest rates used were 4.4% and 5.5%, for 2001 and 1999, respectively and d) the expected life of the option used was five years for 2001 and 1999. The fair value of the Ferrell Companies, Inc. NQP stock options granted during the 2001, 2000 and 1999 fiscal years were determined using a binomial option valuation model with the following assumptions: a) no dividends, b) average stock price volatility of 13.2%, 10.1% and 10.6% used in 2001, 2000 and 1999, respectively, c) the risk-free interest rate used was 5.2%, 6.4% and 5.5% in 2001, 2000 and 1999, respectively and d) expected life of the options between six and 13 years.

M.   Disclosures About Fair Value of Financial Instruments

     The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of the Partnership's long-term financial instruments was $681,060,000 and $698,082,000 as of July 31, 2001 and 2000, respectively. The fair value is estimated based on quoted market prices.

     Interest Rate Collar, Cap and Swap Agreements. The Partnership from time to time has entered into various interest rate collar, cap and swap agreements involving, among others, the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. During fiscal 2001, an interest rate collar agreement expired and a swap agreement was terminated by a counterparty. As of July 31, 2001, an interest rate cap agreement with a counterparty who is a large financial institution remained in place. The fair value of this interest rate cap agreement at July 31, 2001 is de minimis. The fair values for the interest rate collar, cap and swap agreements at July 31, 2000 were $43,000, $(258,000), and $(561,000), respectively.


N.  Business Combinations

     On December 17, 1999, the Partnership purchased Thermogas from a subsidiary of Williams. At closing the Partnership entered into the following noncash transactions: a) issued $175,000,000 in senior units to the seller, b) assumed a $183,000,000 loan, (see Note F) and c) assumed a $135,000,000 operating lease (see Note J). After the conclusion of these acquisition-related transactions, including the merger of the OLP and Thermogas, the Partnership acquired $61,842,000 of cash, which remained on the Thermogas balance sheet at the acquisition date. The Partnership paid $17,146,000 in additional costs and fees related to the acquisition. As part of the Thermogas acquisition, the OLP agreed to reimburse Williams for the value of working capital received by the Partnership in excess of $9,147,500. On June 6, 2000, the OLP and Williams agreed upon the amount of working capital that was acquired by the Partnership on December 17, 1999. The OLP reimbursed Williams $5,652,500 as final settlement of this working capital reimbursement obligation. In fiscal 2000, the Partnership had accrued $7,033,000 in involuntary employee termination benefits and exit costs, which it expected to incur within twelve months from the acquisition date as it implemented the integration of the Thermogas operations. This accrual included $5,870,000 of termination benefits and $1,163,000 of costs to exit Thermogas activities. The Partnership paid $2,788,000 and $1,306,000 for termination benefits and $491,000 and $890,000 for exit costs in fiscal years 2001 and 2000, respectively. The remaining liability for termination benefits and exit costs was reduced in fiscal 2001 by $1,558,000 as an adjustment to goodwill.

     The total assets contributed to the OLP (at the Partnership's cost basis) have been allocated as follows: (a) working capital of $16,870,000, (b) property, plant and equipment of $140,284,000, (c) $60,200,000 to customer list with an estimated useful life of 15 years, (d) $9,600,000 to assembled workforce with an estimated useful life of 15 years, (e) $3,071,000 to non-compete agreements with an estimated useful life ranging from one to seven years, and (f) $86,475,000 to goodwill at an estimated useful life of 15 years. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Thermogas have been included in the consolidated financial statements from the date of acquisition.

     The following pro forma financial information assumes that the Thermogas acquisition occurred as of August 1, 1999 (unaudited):


                                                                                     For the year
                                                                                        ended
                                                                                       July 31,
     (in thousands, except per unit amounts)                                             2000
                                                                                    ----------------
     Total revenues                                                                      $1,055,031
     Net loss                                                                              (18,609)
     Common unitholders' interest in net loss                                              (18,423)
     Basic and diluted loss per common unit                                               $  (0.59)


     During the year ended July 31, 2001, the Partnership made acquisitions of three businesses with an aggregate value at $418,000. The purchase was funded by $200,000 of cash payments and, in a noncash transaction, the issuance of $218,000 of notes payable to the seller.

     During the year ended July 31, 2000, the Partnership made acquisitions of two other businesses with an aggregate value of $7,183,000, in addition to the Thermogas acquisition. The purchase was funded by $6,338,000 of cash payments and the following noncash transactions: the issuance of $601,000 of notes payable to the seller, $46,000 of common units and $198,000 of other costs and consideration.

     During the year ended July 31, 1999, the Partnership made acquisitions of 11 businesses with an aggregate value of $50,049,000. This amount was funded by $43,838,000 of cash payments, $199,000 in common units and noncash transactions totaling $6,012,000 in the issuance of notes payable to the seller and other costs and consideration.

     All transactions have been accounted for using the purchase method of accounting and, accordingly, the results of operations of all acquisitions have been included in the consolidated financial statements from their dates of acquisition. The pro forma effect of these transactions, except those related to the Thermogas acquisition, was not material to the results of operations.

O.   Earnings Per Common and Subordinated Unit

     Below is a calculation of the basic and diluted earnings per unit on the consolidated statements of earnings. In fiscal 2001 and 2000, the unit options were antidilutive. In fiscal 1999, 39,500 unit options were considered dilutive, however, these additional units caused less than a $0.01 change between the basic and dilutive earnings per unit. For diluted earnings per unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic and diluted earnings per common and subordinated unit, the distributions on senior units are subtracted from net earnings to compute net earnings available to common and subordinated unitholders.

(in thousands, except per unit data)

                                                      For the year ended July 31,
                                                      ---------------------------
                                                2001                 2000                  1999
                                             ----------           ----------            ----------
     Net earnings (loss) available to
     common and subordinated unitholders       $45,594             $(10,146)              $ 1,977
                                             ----------           ----------            ----------

     Weighted average common and
     subordinated units outstanding           31,987.3             31,306.7              31,298.7

     Basic and diluted earnings (loss)
     per common and subordinated unit
     before extraordinary loss                 $  1.43              $ (0.32)               $  0.47
                                             ==========           ==========            ===========

     Basic and diluted earnings (loss)
     per common and subordinated unit          $  1.43              $ (0.32)               $  0.06
                                             ==========           ==========            ===========


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Partners Finance Corp.
Liberty, Missouri


We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.), as of July 31, 2001, and 2000, and the related statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Ferrellgas Partners Finance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 14, 2001

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                             July 31,
                                                                       --------------------
    ASSETS                                                               2001       2000
    ----------------------------------------------------------------   ---------  ---------
    Cash                                                                 $1,000     $1,000
                                                                       ---------  ---------
    Total Assets                                                         $1,000     $1,000
                                                                       =========  =========



    STOCKHOLDER'S EQUITY
    ----------------------------------------------------------------
    Common stock, $1.00 par value; 2,000 shares
    authorized; 1,000 shares issued and outstanding                      $1,000     $1,000

    Additional paid in capital                                            1,662      1,237

    Accumulated deficit                                                  (1,662)    (1,237)
                                                                       ---------  ---------
    Total Stockholder's Equity                                           $1,000     $1,000
                                                                       =========  =========

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENTS OF EARNINGS

                                                        For the year ended July 31,
                                                     -----------------------------------
                                                       2001         2000        1999
                                                     ----------   ----------  ----------
Revenues                                                   $ -          $ -         $ -

General and administrative expense                         425          463         226
                                                     ----------   ----------  ----------
Net loss                                                $ (425)      $ (463)     $ (226)
                                                     ==========   ==========  ==========

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                     Common stock       Additional    Accum-          Total
                                 ----------------------  paid in      ulated       stockholder's
                                   Shares     Dollars    capital      deficit         equity
                                 ----------- ---------- ----------- ------------ -----------------

   August 1, 1998                     1,000     $1,000        $548       $ (548)           $1,000

   Capital contribution              -           -             226       -                    226

   Net loss                          -           -          -              (226)             (226)
                                 ----------- ---------- ----------- ------------ -----------------
   July 31, 1999                      1,000      1,000         774         (774)            1,000

   Capital contribution              -           -             463       -                    463

   Net loss                          -           -          -              (463)             (463)
                                 ----------- ---------- ----------- ------------ -----------------
   July 31, 2000                      1,000      1,000       1,237       (1,237)            1,000

   Capital contribution              -           -             425       -                    425

   Net loss                          -           -          -              (425)             (425)
                                 ----------- ---------- ----------- ------------ -----------------
   July 31, 2001                      1,000     $1,000      $1,662      $(1,662)           $1,000
                                 =========== ========== =========== ============ =================


                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS

                                                            For the year ended July 31,
                                                         -----------------------------------
                                                            2001        2000        1999
                                                         -----------  ----------  ----------
Cash Flows From Operating Activities:
  Net loss                                                    $(425)      $(463)      $(226)
                                                         -----------  ----------  ----------
      Cash used by operating activities                        (425)       (463)       (226)
                                                         -----------  ----------  ----------


Cash Flows From Financing Activities:
  Capital contribution                                          425         463         226
                                                         -----------  ----------  ----------
      Cash provided by financing activities                     425         463         226
                                                         -----------  ----------  ----------

Change in cash                                               -            -           -
Cash - beginning of period                                    1,000       1,000       1,000
                                                         -----------  ----------  ----------
Cash - end of period                                         $1,000      $1,000      $1,000
                                                         ===========  ==========  ==========


                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                          NOTES TO FINANCIAL STATEMENTS



A.        Formation

          Ferrellgas Partners Finance Corp. (the "Finance Corp."), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (the "Partnership").

          The Partnership contributed $1,000 to the Finance Corp. on April 8, 1996 in exchange for 1,000 shares of common stock.

B.        Commitment

          On April 26, 1996, the Partnership issued $160,000,000 of 9 3/8% Senior Secured Notes due 2006 (the "Senior Notes"). The Senior Notes became redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001.

          Effective April 27, 2000, the Partnership entered into an interest rate swap agreement ("Swap Agreement") with Bank of America, related to the semi-annual interest payment due on the Senior Notes. The Swap Agreement, which was terminated by Bank of America on June 15, 2001, required Bank of America to pay the stated fixed interest rate (annual rate 9 3/8%) pursuant to the Senior Notes equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership was required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the 3 month LIBOR interest rate plus 1.655% applied to the same notional amount of $160,000,000. The Partnership resumed paying the stated fixed interest rate effective June 16, 2001.

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

          Due to the inability of the Company to utilize the deferred tax benefit of $666 associated with the current year net operating loss carryforward of $1,711, which expire at various dates through July 31, 2016, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the years ended July 31, 2001, 2000 or 1999, and there is no net deferred tax asset as of July 31, 2001 and 2000.

               ITEM 14(a)2 INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                                            Page
Ferrellgas Partners, L.P. and Subsidiaries
Independent Auditors' Report on Schedules...................................S-2

Schedule I   Parent Company Only Balance Sheets as of July 31, 2001
             and 2000 and Statements of Earnings and Cash Flows for
             the years ended July 31, 2001, 2000 and 1999...................S-3

Schedule II  Valuation and Qualifying Accounts for the years ended
             July 31, 2001, 2000 and 1999...................................S-6

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2001 and 2000, and for each of the three years in the period ended July 31, 2001, and have issued our report thereon dated September 14, 2001. Our audit also included the financial statement schedules listed in Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 14, 2001

                           FERRELLGAS PARTNERS, L.P.                Schedule 1
                                  PARENT ONLY

                                 BALANCE SHEETS
                                 (in thousands)

                                                                  July 31,
                                                        ----------------------------
 ASSETS                                                     2001           2000
---------------------------------------------------     -------------  -------------
 Cash and cash equivalents                                     $ 215            $ 1
 Prepaid expenses and other current assets                       147         -
 Investment in Ferrellgas, L.P.                              196,737        199,086
 Other assets, net                                             3,019          2,962
                                                        -------------  -------------
    Total Assets                                            $200,118       $202,049
                                                        =============  =============



LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------
Other current liabilities                                    $ 2,131        $ 1,705
Long term debt                                               160,000        160,000

Partners' Capital
  Senior unitholder                                          112,065        179,786
  Common unitholders                                         (12,959)       (80,931)
  General partner                                            (58,738)       (58,511)
  Accumulated other comprehensive income                      (2,381)        -
                                                        -------------  -------------
    Total Partners' Capital                                   37,987         40,344
                                                        -------------  -------------

    Total Liabilities and Partners' Capital                 $200,118       $202,049
                                                        =============  =============

                            FERRELGAS PARTNERS, L.P.              Schedule 1
                                   PARENT ONLY

                             STATEMENT OF EARNINGS
                                 (in thousands)


                                                  For the year ended July 31,
                                         -----------------------------------------------
                                            2001            2000              1999
                                         ------------   --------------   ---------------
Equity in earnings of Ferrellgas, L.P.      $ 81,203         $ 15,907          $ 17,511
Operating expense                                  -                -                 -
Interest expense                              13,858           15,047            15,514
Other charges                                  3,277                -                 -
                                         ------------   --------------   ---------------
  Net earnings                              $ 64,068            $ 860           $ 1,997
                                         ============   ==============   ===============

                           FERRELLGAS PARTNERS, L.P.              Schedule 1
                                  PARENT ONLY

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       For the year ended July 31,
                                                                 -----------------------------------------
                                                                    2001           2000          1999
                                                                 ------------  ------------- -------------
     Cash Flows From Operating Activities:
      Net earnings                                                  $ 64,068          $ 860       $ 1,997
      Reconciliation of net earnings to
      net cash used in operating activities:
         Amortization of capitalized financing costs                     523            515           513
         Other                                                           337              -        (1,200)
         Equity in earnings of Ferrellgas, L.P.                      (81,203)       (15,907)      (17,511)
         Increase (decrease) in accrued interest expense                 148           (183)            -
                                                                 ------------  ------------- -------------
           Net cash used in operating activities                     (16,127)       (14,715)      (16,201)
                                                                 ------------  ------------- -------------

     Cash Flows From Investing Activities:
      Distributions received from Ferrellgas, L.P.                    83,133         77,962        79,430
                                                                 ------------  ------------- -------------
           Net cash provided by investing activities                  83,133         77,962        79,430
                                                                 ------------  ------------- -------------

     Cash Flows From Financing Activities:
      Distributions to partners                                      (69,125)       (63,247)      (63,229)
      Issuance of common units, net of issuance costs                 84,865              -             -
      Redemption of senior units                                     (83,464)             -             -
      Proceeds from exercise of common unit options                    1,718              -             -
      Other                                                             (774)             -             -
      Net advance from affiliate                                         (12)             -             -
                                                                 ------------  ------------- -------------
           Net cash used by financing activities                     (66,792)       (63,247)      (63,229)
                                                                 ------------  ------------- -------------

     Increase in cash and cash equivalents                               214              -             -
     Cash and cash equivalents - beginning of period                       1              1             1
                                                                 ------------  ------------- -------------
     Cash and cash equivalents - end of period                         $ 215            $ 1           $ 1
                                                                 ============  ============= =============


                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY         Schedule II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                     Balance at     Charged to                     Deductions       Balance
                                      beginning        cost/          Other         (amounts         at end
            Description               of period      expenses       Additions      charged-off)    of period
----------------------------------   ------------   ------------   ------------    ------------   -------------
Year ended July 31, 2001

Allowance for doubtful accounts           $2,388         $3,029             $0         $(2,258)         $3,159

Accumulated amortization:

   Intangible assets                     162,224         27,436              0               0         189,660

   Other assets                            6,896          2,167              0          (2,122)          6,941

Year ended July 31, 2000

Allowance for doubtful accounts            1,296          2,349              0          (1,257)          2,388

Accumulated amortization:

   Intangible assets                     139,273         22,951              0               0         162,224

   Other assets                            5,005          1,906              0             (15)          6,896

Year ended July 31, 1999

Allowance for doubtful accounts            1,381          1,627             75          (1,787)          1,296

Accumulated amortization:

   Intangible assets                     123,531         15,742              0               0         139,273

   Other assets                            9,054          1,716              0          (5,765)          5,005
