Form 10-Q
period 2001-10-31
FERRELLGAS PARTNERS L P
filed 2001-12-13
CIK 922358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001

                                       or

[  ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 1-11331
                         333-06693

                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.
           ----------------------------------------------------------
           (Exact name of registrants as specified in their charters)



            Delaware                                    43-1698480
            Delaware                                    43-1742520
---------------------------------          -------------------------------------
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

Yes    [ X ]  No    [   ]

At December 13, 2001, the registrants had units or shares outstanding as follows:

        Ferrellgas Partners, L.P.      36,063,953         Common Units
                                        2,801,622         Senior Units

        Ferrellgas Partners
        Finance Corp.                       1,000         Common Stock

                   FERRELLGAS PARTNERS, L.P. and SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents
                                                                            Page
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        Ferrellgas Partners, L.P. and Subsidiaries
        ------------------------------------------
        Consolidated Balance Sheets - October 31, 2001
           (unaudited) and July 31, 2001                                       1

        Consolidated Statements of Earnings -
           Three months ended October 31, 2001 and 2000 (unaudited)            2

        Consolidated Statement of Partners' Capital -
           Three months ended October 31, 2001 (unaudited)                     3

        Consolidated Statements of Cash Flows -
           Three months ended October 31, 2001 and 2000 (unaudited)            4

        Notes to Consolidated Financial Statements (unaudited)                 5


        Ferrellgas Partners Finance Corp.
        ---------------------------------
        Balance Sheets - October 31, 2001 (unaudited) and July 31, 2001        9

        Statements of Earnings - Three months ended October 31,
           2001 and 2000 (unaudited)                                           9

        Statements of Cash Flows - Three months ended October 31,
           2001 and 2000 (unaudited)                                          10

        Notes to Financial Statements (unaudited)                             10

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                             11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            16

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17

ITEM 5. OTHER INFORMATION                                                     17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      17

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                  October 31,         July 31,
ASSETS                                               2001               2001
---------------------------------------------     -----------       ------------
                                                  (unaudited)
Current Assets:
  Cash and cash equivalents                         $ 19,367            $25,386
  Accounts and notes receivable, net                  66,814             56,772
  Inventories                                         79,380             65,284
  Prepaid expenses and other current assets           16,588             10,504
                                                  -----------       ------------
    Total Current Assets                             182,149            157,946

Property, plant and equipment, net                   489,389            491,194
Goodwill                                             124,190            124,190
Intangible assets, net                               104,261            108,526
Other assets, net                                     14,473             14,303
                                                  -----------       ------------
    Total Assets                                   $ 914,462          $ 896,159
                                                  ===========       ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------
Current Liabilities:
  Accounts payable                                 $ 102,969            $58,274
  Other current liabilities                           62,174             77,610
  Short-term borrowings                                  458                  -
                                                  -----------       ------------
    Total Current Liabilities                        165,601            135,884

Long-term debt                                       727,815            704,782
Other liabilities                                     14,550             15,472
Contingencies and commitments                              -                  -
Minority interest                                      1,735              2,034

Partners' Capital:
 Senior unitholder (2,801,622 units outstanding
  at both October 2001 and July 2001, -
  liquidation preference $112,065 at both
  October 2001 and July 2001)                        112,065            112,065
 Common unitholders (35,939,466 and 35,908,366
  units outstanding at October 2001 and
  July 2001, repectively)                            (45,221)           (12,959)
 General partner unitholder (363,025 and 362,711
  units outstanding at October 2001 and
  July 2001, respectively)                           (59,124)           (58,738)
  Accumulated other comprehensive loss                (2,959)            (2,381)
                                                  -----------       ------------
    Total Partners' Capital                            4,761             37,987
                                                  -----------       ------------
    Total Liabilities and Partners' Capital        $ 914,462          $ 896,159
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

                             FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF EARNINGS
                                (in thousands, except per-unit data)
                                            (unaudited)


                                                For the three months ended
                                          --------------------------------------
                                           October 31, 2001    October 31, 2000
                                          --------------------------------------
Revenues:
  Gas liquids and related product sales        $224,285             $264,558
  Other                                          20,958               23,903
                                          ------------------   -----------------
    Total revenues                              245,243              288,461

Cost of product sold (exclusive of
  depreciation, shown separately below)         149,947              196,320
                                          ------------------   -----------------
Gross profit                                     95,296               92,141

Operating expense                                67,127               65,143
Depreciation and amortization expense            11,454               14,031
General and administrative expense                6,825                4,717
Equipment lease expense                           6,545                8,107
Employee stock ownership plan
  compensation charge                             1,309                1,069
Loss on disposal of assets and other                847                1,171
                                          ------------------   -----------------
Operating income (loss)                           1,189               (2,097)

Interest expense                                (15,114)             (16,168)
Interest income                                     326                  557
                                          ------------------   -----------------
Loss before minority interest                   (13,599)             (17,708)

Minority interest                                   (97)                (143)
                                          ------------------   -----------------
 Net loss                                       (13,502)             (17,565)

Distribution to senior unitholder                 2,802                4,653
Net loss available to general partner              (163)                (222)
                                          ------------------   -----------------
Net loss available to common unitholders       $(16,141)            $(21,996)
                                          ==================   =================

Basic and diluted loss per common unit:
Net loss available to common unitholders        $ (0.45)             $ (0.70)
                                          ==================   =================



                          See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                  Number of units                                           Accumulated
                                         ---------------------------------                                     other
                                                                 General                           General    compre-     Total
                                           Senior      Common    partner     Senior     Common     partner    hensive    partners'
                                         unitholder unitholders unitholder unitholder unitholders unitholder    loss      capital
                                         ---------- ----------- ---------- ---------- ----------- ----------  --------  ----------

August 1, 2001                              2,801.6    35,908.4     362.7  $ 112,065   $ (12,959) $ (58,738) $ (2,381)   $ 37,987

 Contribution in connection with
  ESOP compensation charge                       -           -         -          -        1,283         13         -       1,296

 Common unit cash distribution                   -           -         -          -      (17,956)      (181)        -     (18,137)

 Senior unit accrued distribution                -           -         -          -       (2,745)       (85)        -      (2,830)

 Common unit options exercised                   -         31.1       0.3         -          523          2         -         525

 Comprehensive loss:
    Net loss                                     -           -         -          -      (13,367)      (135)        -     (13,502)
    Other comprehensive income:
       Risk management fair value
        adjustment                               -           -         -          -            -          -      (578)       (578)
                                                                                                                        ----------
 Comprehensive loss                                                                                                       (14,080)

                                         ----------  ---------- ---------- ----------  ----------  ----------  -------- ----------
October 31, 2001                            2,801.6    35,939.5     363.0  $ 112,065   $ (45,221)  $ (59,124) $ (2,959)   $ 4,761
                                         ==========  ========== ========== ==========  ==========  ========== ========= ==========



                           FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                           (unaudited)



                                                 For the three months ended
                                            ------------------------------------
                                            October 31, 2001    October 31, 2000
                                            ----------------    ----------------

Cash Flows From Operating Activities:
 Net loss                                         $ (13,502)          $ (17,565)
 Reconciliation of net loss to net cash
   used in operating activities:
 Depreciation and amortization expense               11,454              14,031
 Employee stock ownership plan
   compensation charge                                1,309               1,069
 Minority interest                                      (97)               (143)
 Other                                                  742               1,260
 Changes in operating assets and
   liabilities, net of effects from
   business acquisitions:
   Accounts and notes receivable,
     net of securitization                          (15,739)            (28,990)
   Inventories                                      (14,096)             (5,047)
   Prepaid expenses and other current
     assets                                          (6,084)             (1,284)
   Accounts payable                                  44,653              33,313
   Accrued interest expense                          (6,395)             (8,812)
   Other current liabilities                         (8,824)             (8,618)
   Other liabilities                                   (150)                (81)
                                            ----------------    ----------------
     Net cash used in operating activities           (6,729)            (20,867)
                                            ----------------    ----------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired           (522)             (3,534)
 Capital expenditures                                (6,009)             (2,568)
 Net proceeds from accounts receivable
  securitization                                      3,000              55,000
 Other                                                1,342               1,268
                                            ----------------    ----------------
    Net cash (used in) provided by
      investing activities                           (2,189)             50,166
                                            ----------------    ----------------

Cash Flows From Financing Activities:
 Distributions                                      (20,967)            (15,812)
 Additions to long-term debt                         24,242               7,914
 Reductions of long-term debt                        (1,145)               (999)
 Net additions (reductions) to
   short-term borrowings                                458             (12,914)
 Minority interest activity                            (214)               (197)
 Proceeds from exercise of common
   unit options                                         525                   -
                                            ----------------    ----------------
     Net cash provided by (used in)
       financing activities                           2,899             (22,008)
                                            ----------------    ----------------

(Decrease) increase in cash and cash
   equivalents                                       (6,019)              7,291
Cash and cash equivalents -
  beginning of period                                25,386              14,838
                                            ----------------    ----------------
Cash and cash equivalents -
  end of period                                    $ 19,367            $ 22,129
                                            ================    ================

Cash paid for interest                             $ 20,935            $ 24,393
                                            ================    ================


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (unaudited)


A.   Organization

     Ferrellgas Partners, L.P. activities are primarily conducted through its subsidiary Ferrellgas, L.P. Ferrellgas Partners is the sole limited partner of Ferrellgas, L.P. with a 99% limited partner interest. Ferrellgas Partners and Ferrellgas L.P. are together referred to as the Partnership.

     The consolidated financial statements of Ferrellgas Partners and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the consolidated financial statements were of a normal, recurring nature, as well as the accounting change to adopt Statement of Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles Assets". The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements with related notes included in the Partnership's Annual Report on Form 10-K for the year ended July 31, 2001.

B.   Accounting estimates

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

C.   Reclassifications

     Certain amounts, including Goodwill (see Note F), included in the first quarter of fiscal 2001 consolidated financial statements have been reclassified to conform to the first quarter of fiscal 2002 presentation. In fiscal 2001 and after the filing of the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2000, the Partnership applied the provisions of Emerging Issues Task Force (EITF Issue) No. 99-19
     "Reporting Revenue Gross as a Principal versus Net as an Agent" which affects the presentation of certain revenue and cost of product sold items.

D.   Nature of operations

     The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 2001 and 2000 are not necessarily indicative of the results to be expected for a full year.

E.   Supplemental Balance Sheet Information:

     Inventories consist of:
                                                     October 31,     July 31,
     (in thousands)                                     2001           2001
                                                     -----------  --------------
     Liquefied propane gas and related products         $59,980         $45,966
     Appliances, parts and supplies                      19,400          19,318
                                                     -----------  --------------
                                                        $79,380         $65,284
                                                     ===========  ==============

     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of October 31, 2001, in addition to the inventory on hand, the Partnership had committed to take net delivery of approximately 30,592,000 gallons at a fixed price for its future retail propane sales.

     Property, plant and equipment, net consist of:
                                                      October 31,     July 31,
     (in thousands)                                     2001           2001
                                                     -----------  --------------
     Property, plant and equipment                     $778,133        $774,128
     Less:  accumulated depreciation                    288,744         282,934
                                                     -----------  --------------
                                                       $489,389        $491,194
                                                     ===========  ==============

F.   Goodwill and Other Intangible Assets - Adoption of SFAS No. 142:

     Statement of Financial Accounting Standard (SFAS) No. 142 modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The Partnership adopted SFAS No. 142 beginning in the first quarter of fiscal 2002. This adoption resulted in a reclassification of both assembled workforce and other assets with a remaining book value of $10,019,000 to goodwill. The remaining intangible assets are subject to amortization. Although there will be no cash flow effect, the Partnership believes its amortization expense will decrease by $10,600,000 in fiscal 2002, compared to the amortization that would have been recorded had the new accounting standard not been issued. See additional discussion about the decrease in amortization expense in Management Discussion and Analysis of Financial Condition and Results of Operations. This new standard also required the Partnership to test goodwill for impairment at the time the standard is adopted and also on an annual basis. The results of the initial impairment test of goodwill performed at the time the standard was adopted did not have a material effect on its financial position, results of operations or cash flows. The following disclosures are required by SFAS No. 142.


     Intangible assets, net consist of:
                                       October 31, 2001                  July 31, 2001
                                   -----------------------         ----------------------------
                                      Gross           Accum-          Gross           Accum-
                                    Carrying          ulated        Carrying          ulated
     (in thousands)                   Amount       Amortization       Amount       Amortization
                                   -----------     ------------    -----------     ------------
   Customer lists                    $207,681        $(118,162)      $207,667         $(114,679)
   Non-compete agreement               60,322          (45,580)        60,222           (44,684)
                                   -----------     ------------    -----------     -------------
       Total                         $268,003        $(163,742)      $267,889         $(159,363)
                                   ===========     ============    ===========     =============



     (in thousands)
     Aggregate Amortization Expense:
                                                       2001          2000
                                                       ----          ----
     For the three months ended October             $ 4,379       $ 4,502

     Estimated Amortization Expense:

     For the nine months ended July 31, 2002                      $ 9,312
     For the year ended July 31, 2002                              13,691
     For the year ended July 31, 2003                              11,111
     For the year ended July 31, 2004                              10,067
     For the year ended July 31, 2005                               9,488
     For the year ended July 31, 2006                               8,968


                                                  For the three months ended
                                               October 31,           October 31,
   (in thousands)                                 2001                  2000
                                               -----------           -----------
   Reported net loss                             $(13,502)             $(17,565)
   Add back: Goodwill amortization                    -                   2,084
                                               -----------           -----------
   Adjusted net loss                             $(13,502)             $(15,481)
                                               ===========           ===========

   Basic and diluted loss per common unit:
   Reported net loss available to common
      unitholders                                 $ (0.45)              $ (0.70)
   Goodwill amortization                                                   0.06
                                               -----------           -----------
   Adjusted net loss available to common
      unitholders                                 $ (0.45)              $ (0.64)
                                               ===========           ===========

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

H.   Distributions

     On September 14, 2001, the Partnership paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the quarter ended July 31, 2001. On November 20, 2001, the Partnership declared its first-quarter cash distribution of $1.00 and $0.50 per senior and common unit, respectively, that is to be paid December 14, 2001.

I.   Loss Per Common Unit

     Below is a calculation of the basic and diluted loss per unit on the consolidated statements of earnings. In the first quarter of fiscal 2002, 107,208 unit options were considered dilutive, however, these additional units caused less than a $0.01 change between the basic and dilutive loss per unit. In the first quarter of fiscal 2001, the unit options were antidilutive. For diluted loss per unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic and diluted loss per common unit, the distributions on senior units are
     subtracted   from  net  loss  to  compute  net  loss  available  to  common unitholders.


     (in thousands, except per unit data)
                                                        Three months ended
                                                    October 31,      October 31,
                                                       2001             2000
                                                    -----------      -----------

      Net loss available to common unitholders        $(16,141)        $(21,996)

      Weighted average common units outstanding        35,919.0         31,307.1
                                                    -----------      -----------
      Basic and diluted loss per common unit           $ (0.45)         $ (0.70)
                                                    ===========      ===========


 J.  Adoption of New Accounting Standards

     The Financial Accounting Standards Board recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

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


                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                              October 31,            July 31,
ASSETS                                           2001                  2001
------------------------------------          -----------          -------------
                                              (unaudited)

Cash                                              $1,000                 $1,000
                                              -----------          -------------
Total Assets                                      $1,000                 $1,000
                                              ===========          =============


STOCKHOLDER'S EQUITY
------------------------------------

Common stock, $1.00 par value; 2,000
shares authorized; 1,000 shares issued
and outstanding                                   $1,000                 $1,000

Additional paid in capital                         1,707                  1,662

Accumulated deficit                               (1,707)                (1,662)
                                              -----------          -------------
Total Stockholder's Equity                        $1,000                 $1,000
                                              ===========          =============



                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                      Three Months Ended
                                              ----------------------------------
                                                October 31,         October 31,
                                                   2001               2001
                                              --------------      --------------
General and administrative expense                     $ 45               $  91
                                              --------------      --------------
Net loss                                               $(45)               $(91)
                                              ==============      ==============


                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly owned-subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Three Months Ended
                                                       -------------------------
                                                       October 31,   October 31,
                                                           2001         2000
                                                       -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                                   $(45)        $ (91)
                                                       -----------   -----------
      Cash used in operating activities                       (45)          (91)
                                                       -----------   -----------

Cash Flows From Financing Activities:
  Capital contribution                                         45            91
                                                       -----------   -----------
      Cash provided by financing activities                    45            91
                                                       -----------   -----------

Change in cash                                                  -             -
Cash - beginning of period                                  1,000         1,000
                                                       -----------   -----------
Cash - end of period                                       $1,000        $1,000
                                                       ===========   ===========


                                     See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (unaudited)

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the historical financial condition and results of operations of Ferrellgas Partners and its subsidiaries and should be read in conjunction with the historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements

     Statements included in this report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results, or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The Partnership's future results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the Partnership's ability to control or predict. These statements include, but are not limited to, the following:

o whether Ferrellgas, L.P. will have sufficient funds to meet its obligations and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect its $160,000,000 senior secured notes, to pay the required distribution on its senior units and to pay the minimum quarterly distribution of $0.50 per common unit,

o whether or not the Partnership will continue to meet all of the quarterly financial tests required by various financing instruments, and

o whether the first quarter of fiscal 2002 percentage decrease in gas liquid sales, cost of product sold and equipment lease expense as compared to the first quarter of fiscal 2001 will continue during fiscal 2002.

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

o    the condition of the capital markets in the United States,

o    the political and economic stability of the oil producing nations,

o the Partnership may sell additional limited partner interests, thus diluting existing interests of unitholders,

o the distribution priority to the Partnership's common units owned by the public terminates no later than December 31, 2005,

o the holder of the Partnership's senior units may have the right in the future to convert the senior units into common units,

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

Results of Operations

     Due to the seasonality of the retail distribution of propane, results of operations for the three months ended October 31, 2001 and 2000, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Historically, these fixed cost increases have caused net losses in the first and fourth fiscal quarters and net income in the second and third fiscal quarters to be more pronounced.

Three Months Ended October 31, 2001 vs. October 31, 2000

     Gas liquid and related product sales. Total gas liquids and related product sales decreased 15.2% to $224,285,000, due to both a decreased average propane sales price per gallon and decreased retail propane sales volume.

     The average retail and wholesale propane sales price per gallon decreased due to the effect of a significant decrease in the wholesale cost of propane. Retail sales volumes decreased 5.0% to 189,911,000 gallons in the first quarter of fiscal 2002 as compared to 200,063,000 gallons in the first quarter of fiscal 2001, primarily due to the effects of the slowing economy and customer conservation.

     Other revenues. Other revenues decreased 12.3% to $20,958,000, primarily due to lower appliance sales and service labor due to effects of the slowing economy.

     Cost of product sold. Cost of product sold decreased 23.6% to $149,947,000 primarily due to the effect of a decrease in the wholesale cost of propane during the first quarter of fiscal 2002, which was significantly lower as compared to the first quarter of fiscal 2001. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.45 per gallon during the first quarter of fiscal 2002 compared to an average of $0.66 per gallon in the first quarter of fiscal 2001. Other major supply points in the United States experienced similar decreases. Other factors causing a decrease in the cost of product sold included decreased retail sales volumes partially offset by an unfavorable $2,045,000 variance in results from risk management activities not qualifying as hedges.

     Gross profit. Gross profit increased 3.4% to $95,296,000, primarily due to increased retail margins, partially offset by customer conservation and unfavorable variances in results from risk management activities. See additional discussion in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

     Operating  expense.   Operating  expense  increased  3.0%  to  $67,127,000,
primarily due to increased compensation expense.

     General and administrative expense. General and administrative expense increased $2,108,000 to $6,825,000, primarily due to expenses related to the operational improvement initiative discussed in "Liquidity and Capital Resources
- Investing Activities" and higher staffing levels.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 18.4% to $11,454,000 primarily due to the implementation of SFAS No. 142, which eliminated routine goodwill amortization. See further discussion of the implementation of SFAS No. 142 in Note F to the consolidated financial statements.

     Equipment lease expense. Equipment lease expense decreased 19.3% to $6,545,000 due to lower interest rates on variable rate operating leases.

     Interest expense. Interest expense decreased 6.5% to $15,114,000 primarily due to reduced borrowings and to a lesser extent lower interest rates on the Partnership's credit facility, partially offset by the effect of the termination of the interest swap agreement in the fourth quarter of fiscal 2001.

     Forward looking statements. The Partnership expects declines in gas liquid sales, cost of product sold and equipment lease expense experienced in the first quarter of fiscal 2002 to continue in the second, third and fourth quarters of fiscal 2002 as compared to the same periods in fiscal 2001. The declines in gas liquid sales and cost of product sold are expected due to the effects of significantly lower wholesale propane prices experienced during fiscal 2002 as compared to last year. Lower interest rates in fiscal 2002 are expected to lead to decreased equipment lease expense.

Liquidity and Capital Resources

     The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Due to the seasonality of the retail propane distribution business, a significant portion of the Partnership's cash flow from operations is typically generated during the winter heating season which occurs during the Partnership's second and third fiscal quarters. Typically, the Partnership generates significantly lower cash flows from operations in its first and fourth fiscal quarters as compared to the second and third quarters, because fixed costs exceed gross profit during the non-peak season. Subject to meeting certain financial tests discussed below, Ferrellgas, Inc., the Partnership's general partner, believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $160,000,000 senior secured notes. In addition, the General Partner believes that Ferrellgas, L.P. will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all common units during fiscal 2002.

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

     Based upon current estimates of the Partnership's cash flow, Ferrellgas, Inc. believes that the Partnership will be able to meet all of the required quarterly financial tests and covenants. However, if the Partnership were to encounter unexpected downturns in business operations in the future, such as continued significantly warmer than normal weather as experienced during the start of this heating season or a volatile cost environment, the Partnership may not meet certain financial tests in immediate future quarters. These factors could temporarily restrict the ability of Ferrellgas, L.P. to incur debt or Ferrellgas Partner's ability to make cash distributions to its unitholders. Depending on the circumstances, the Partnership may consider alternatives to permit the incurrence of debt at Ferrellgas, L.P. or the continued payment by Ferrellgas Partners of the quarterly cash distribution to its unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

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

     Toward this purpose, on February 5, 1999, Ferrellgas Partners filed a shelf registration statement with the Securities and Exchange Commission for the periodic sale of equity and/or debt securities. The registered securities would be available for sale by the Partnership in the future to fund acquisitions, to reduce indebtedness or to fund general corporate purposes. On June 5, 2001, the Partnership issued almost $90,000,000 worth of equity pursuant to this registration statement and currently has the ability to sell approximately $210,000,000 more in equity and/or debt.

     Ferrellgas Partners also maintains an additional shelf registration statement with the Securities and Exchange Commission for 2,010,484 common units. These common units may be issued by Ferrellgas Partners in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash used in operating activities was $6,729,000 for the three months ended October 31, 2001, compared to cash used in operating activities of $20,867,000 for the three months ended October 31, 2000. This decreased use of cash is primarily due to the effect of decreased retail sales prices on accounts receivable. Additionally the effect on cash from operating activities due to increases in inventory was offset by increases in accounts payable. Due to the seasonality of the retail distribution of propane, cash used in operating activities for the three months ended October 31, 2001 and 2000, are not necessarily indicative of the cash from operations expected for a full year. The Partnership reported cash provided by operating activities of $99,859,000 and $53,352,000 in the fiscal years ended July 31, 2001 and 2000, respectively.

     Investing Activities. During the first quarter of fiscal 2002, the Partnership made growth and maintenance capital expenditures of $6,009,000 consisting primarily of the following:

o        purchase and development of computer software,
o        upgrading district plant facilities,
o        additions to propane storage tanks and cylinders, and
o        vehicle lease buyouts.

     The Partnership has recently completed a review of its key business processes to identify areas where it can use technology and process enhancements to improve its operations. Specifically, the Partnership has identified areas where it can reduce operating expenses and improve customer satisfaction in the near future. These areas under review include improvements to the routing and scheduling of customer deliveries, customer administration and operational workflow. During fiscal 2002, the Partnership expects to allocate considerable resources, including the purchase and development of software, toward these improvements and intends to fund the necessary capital requirements primarily from excess cash from operations generated during fiscal 2001. For the quarter ended October 31, 2001, the Partnership made growth and maintenance capital expenditures of $2,191,000 related to this initiative. Other than the initiative described above, the Partnership's capital requirements for repair and maintenance of property, plant and equipment are relatively low due to limited technological change and long useful lives of propane tanks and cylinders.

     The Partnership leases computers and light and medium duty trucks, tractors and trailers. The Partnership believes vehicle leasing is a cost-effective method for meeting its transportation and technology equipment needs. The Partnership purchased $234,000 of vehicles whose lease terms expired in the first quarter of fiscal 2002.

     During the first quarter of fiscal 2002, the Partnership received net proceeds of $3,000,000, pursuant to the transfer of an interest in a pool of its trade accounts receivable to its wholly-owned, special purpose subsidiary, Ferrellgas Receivables, LLC. The level of funding available from this accounts receivable facility agreement is currently limited to $60,000,000 and at October 31, 2001, $34,000,000 was funded.

     The  Partnership   continues  to  consider   opportunities  to  expand  its
operations through strategic acquisitions of retail propane operations located throughout the United States.

     Subsequent to October 31, 2001, the Partnership incurred total acquisition capital expenditures of approximately $9,837,000 pursuant to the acquisition of two retail propane companies. This amount was funded by approximately $5,525,000 of cash payments, the issuance of $1,987,000 in noncompete notes and the issuance to the seller of $2,325,000 in Common Units.

     Financing Activities. Ferrellgas, L.P.'s credit facility, which expires June 30, 2003, is unsecured and consists of a $117,000,000 working capital, general corporate and acquisition facility, including a letter of credit sub-facility, and a $40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the credit facility bear interest, at the borrower's option, at a rate equal to either London Interbank Offered Rate plus an applicable margin varying from 1.25 percent to
2.25 percent or the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent. The bank's base rate at October 31, 2001 and July 31, 2001 was 6.0% and 6.75%, respectively. See Investing Activities for discussion of additional cash availability related to the accounts receivable facility agreement.

     At October 31, 2001, $24,700,000 of borrowings and $53,920,000 of letters of credit were outstanding under the Ferrellgas, L.P. credit facility at an average interest rate of 4.9%. Letters of credit are currently used to cover obligations relating to requirements for insurance coverage and risk management activities. Nearly all of the borrowings on the credit facility were classified as long-term, because the Partnership had made temporary payments of long-term debt in the third and fourth quarters of fiscal 2001. At October 31, 2001, Ferrellgas, L.P. had $78,380,000 available for general corporate, acquisition and working capital purposes under the credit facility. Based on the pricing grid contained in the credit facility, the current borrowing rate for future borrowings under the credit facility is LIBOR plus 1.50%. The Partnership believes that these facilities will be sufficient to meet its future working capital needs. However, if the Partnership were to experience an unexpected significant increase in working capital requirements, it could exceed its immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include a significant increase in the cost of propane, a significant delay in the collections of accounts receivable, increased volatility in commodity prices related to risk management activities or increased liquidity requirements imposed by insurance providers. The Partnership would consider alternatives to provide increased working capital. No assurances can be given, however, that such alternatives could be implemented.

     On September 14, 2001, the Partnership paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the quarter ended July 31, 2001. Cash distributions increased by $5,155,000 primarily because the senior units were paid distributions in kind in the first quarter of fiscal 2001. On November 20, 2001, the Partnership declared its first-quarter cash distribution of $1.00 and $0.50 per senior and common unit, respectively, that is to be paid December 14, 2001.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. The Partnership's risk management trading activities utilize certain types of energy commodity forward contracts, options, and swaps traded on the over-the-counter financial markets and futures traded on the New York Mercantile Exchange to manage and hedge its exposure to the volatility of floating commodity prices and to protect its inventory positions. The Partnership's risk management activities, other than trading, also utilize certain over-the-counter energy commodity forward contracts and options to limit overall price risk and to hedge its exposure to inventory price movements.

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

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions.
Forward contracts, futures, swaps and options were analyzed assuming a hypothetical 10% change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $5,430,000 for trading and $32,000 for other than trading activities as of October 31, 2001. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus, actual results may differ.

     Additionally, the Partnership seeks to mitigate its variable rate interest rate risk exposure on operating leases by entering into interest rate cap agreements. At October 31, 2001, the Partnership had $24,700,000 of variable rate debt, $157,200,000 outstanding in variable rate operating leases and an equal amount of interest rate cap agreements outstanding to hedge the related variable rate exposure. Thus, assuming a 100 basis point increase in the variable interest rate to the Partnership during fiscal 2002, the interest rate risk related to the variable rate debt, the operating leases and the associated interest rate cap agreements would be a decrease to earnings of $1,812,000.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (b)  Reports on Form 8-K


The Partnership furnished one Form 8-K during the quarter ended October 31, 2001.


                        Items
Date of Report          Reported         Financial Statements Filed
September 13, 2001      9                None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FERRELLGAS PARTNERS, L.P.

                                          By Ferrellgas, Inc. (General Partner)


Date: December 13, 2001                   By     /s/ Kevin T. Kelly
                                             -----------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)



                                          FERRELLGAS PARTNERS FINANCE CORP.


Date: December 13, 2001                   By     /s/ Kevin T. Kelly
                                             -----------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)