Form 10-Q
period 2002-01-31
FERRELLGAS PARTNERS L P
filed 2002-03-15
CIK 922358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2002

                                       or

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

Yes    [ X ]  No    [   ]

At February 28, 2002, the registrants had units or shares outstanding as follows:

      Ferrellgas Partners, L.P.           36,072,703    Common Units
                                           2,782,211    Senior Units

      Ferrellgas Partners Finance Corp.        1,000    Common Stock

                   FERRELLGAS PARTNERS, L.P. and SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents
                                                                            Page
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Ferrellgas Partners, L.P. and Subsidiaries

         Consolidated Balance Sheets - January 31, 2002 (unaudited) and
           July 31, 2001                                                       1

         Consolidated Statements of Earnings -
           Three and six months ended January 31, 2002 and 2001 (unaudited)    2

         Consolidated Statement of Partners' Capital -
           Six months ended January 31, 2002 (unaudited)                       3

         Consolidated Statements of Cash Flows -
           Six months ended January 31, 2002 and 2001 (unaudited)              4

         Notes to Consolidated Financial Statements (unaudited)                5


         Ferrellgas Partners Finance Corp.

         Balance Sheets - January 31, 2002 (unaudited) and July 31, 2001       9

         Statements of Earnings - Three and six months ended
          January 31, 2002 and 2001 (unaudited)                                9

         Statements of Cash Flows - Six months ended
           January 31, 2002 and 2001 (unaudited)                              10

         Notes to Financial Statements (unaudited)                            10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           21

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    22

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

ITEM 5.  OTHER INFORMATION                                                    22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     22

                         PART I - FINANCIAL INFORMATION

                                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                  January 31,       July 31,
ASSETS                                               2002             2001
-------------------------------------------      -------------   ---------------
                                                  (unaudited)
Current Assets:
  Cash and cash equivalents                          $ 26,402          $ 25,386
  Accounts and notes receivable, net                  123,851            56,772
  Inventories                                          51,528            65,284
  Prepaid expenses and other current assets             9,889            10,504
                                                 -------------   ---------------
    Total Current Assets                              211,670           157,946

Property, plant and equipment, net                    497,416           491,194
Goodwill                                              124,190           124,190
Intangible assets, net                                103,572           108,526
Other assets, net                                      10,609            14,303
                                                 -------------   ---------------
    Total Assets                                    $ 947,457         $ 896,159
                                                 =============   ===============


LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------
Current Liabilities:
  Accounts payable                                   $ 70,789          $ 58,274
  Other current liabilities                            70,588            77,610
  Short-term borrowings                                 8,135                 -
                                                 -------------   ---------------
    Total Current Liabilities                         149,512           135,884

Long-term debt                                        725,223           704,782
Other liabilities                                      14,273            15,472
Contingencies and commitments                               -                 -
Minority interest                                       2,217             2,034

Partners' Capital:
 Senior unitholder (2,801,622 units
   outstanding at both January 2002 and
   July 2001, - liquidation preference
   $112,065 at both January 2002 and
   July 2001)                                         112,065           112,065
 Common unitholders (36,063,953 and
   35,908,366 units outstanding at
   January 2002 and July 2001, repectively)             5,173           (12,959)
 General partner unitholder (364,275 and
   362,711 units outstanding at
   January 2002 and July 2001, respectively)          (58,637)          (58,738)
  Accumulated other comprehensive loss                 (2,369)           (2,381)
                                                 -------------   ---------------
    Total Partners' Capital                            56,232            37,987
                                                 -------------   ---------------

    Total Liabilities and Partners' Capital         $ 947,457         $ 896,159
                                                 =============   ===============

                 See notes to consolidated financial statements.



                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per-unit data)
                                   (unaudited)

                                                           For the three months ended           For the six months ended
                                                        ---------------------------------   ---------------------------------
                                                        January 31, 2002 January 31, 2001   January 31, 2002 January 31, 2001
                                                        ---------------- ----------------   ---------------- ----------------
Revenues:
  Gas liquids and related product sales                       $ 331,129        $ 615,458          $ 555,414        $ 880,016
  Other                                                          24,609           26,359             45,567           50,262
                                                        ---------------- ----------------   ---------------- ----------------
    Total revenues                                              355,738          641,817            600,981          930,278

Cost of product sold (exclusive of
  depreciation, shown separately below)                         176,591          407,667            326,538          603,987
                                                        ---------------- ----------------   ---------------- ----------------
Gross profit                                                    179,147          234,150            274,443          326,291

Operating expense                                                70,373           90,345            137,500          155,488
Depreciation and amortization expense                            10,765           13,947             22,219           27,978
General and administrative expense                                6,632            6,910             13,457           11,627
Equipment lease expense                                           6,086            8,661             12,631           16,768
Employee stock ownership plan compensation charge                 1,274            1,125              2,583            2,194
Loss on disposal of assets and other                                431            1,983              1,278            3,154
                                                        ---------------- ----------------   ----------------   --------------

Operating income                                                 83,586          111,179             84,775          109,082

Interest expense                                                (15,208)         (16,106)           (30,322)         (32,274)
Interest income                                                     545              882                871            1,439
                                                        ---------------- ----------------   ----------------   --------------
Earnings before minority interest                                68,923           95,955             55,324           78,247

Minority interest                                                   735            1,007                638              864
                                                        ---------------- ----------------   ----------------   --------------
 Net earnings                                                    68,188           94,948             54,686           77,383

Distribution to senior unitholder                                 2,802            4,769              5,604            9,422
Net earnings available to general partner                           654              902                491              680
                                                        ---------------- ----------------   ----------------   --------------
Net earnings available to common unitholders                   $ 64,732         $ 89,277           $ 48,591         $ 67,281
                                                        ================ ================   ================   ==============

Basic earnings per common unit:
Net earnings available to common unitholders                     $ 1.80           $ 2.85             $ 1.35           $ 2.15
                                                        ================ ================   ================   ==============

Diluted earnings per common unit:
Net earnings available to common unitholders                     $ 1.79           $ 2.85             $ 1.35           $ 2.15
                                                        ================ ================   ================   ==============


                 See notes to consolidated financial statements.


                                        FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                      (in thousands)
                                                       (unaudited)


                                                Number of units                                               Accumulated
                                     -----------------------------------                                          other
                                                               General                              General      compre-    Total
                                       Senior      Common      partner      Senior      Common      partner      hensive   partners'
                                     unitholder  unitholders  unitholder  unitholder  unitholders  unitholder      loss     capital
                                     ----------  -----------  ----------  ----------  -----------  ---------- ------------ ---------
August 1, 2001                         2,801.6     35,908.4       362.7   $ 112,065    $ (12,959)  $ (58,738)  $   (2,381) $137,987

 Contribution in connection with
  ESOP compensation charge                  -            -           -            -        2,531          26            -     2,557

 Common unit cash distributions             -            -           -            -      (35,969)       (363)           -   (36,332)

 Senior unit cash and accrued
   distributions                            -            -           -            -       (5,519)       (141)           -    (5,660)

 Common unit options exercised              -          38.1         0.4           -          640           9            -       649

 Common units issued in connection
   with acquisitions                        -         117.5         1.2           -        2,310          23            -     2,333

 Comprehensive income:
    Net earnings                            -            -           -            -       54,139         547            -    54,686
    Other comprehensive income:
       Risk management fair value
        adjustment                          -            -           -            -            -           -           12        12
                                                                                                                           ---------
    Comprehensive income                                                                                                     54,698
                                     ----------  -----------  ----------  ----------  -----------  ----------- ----------- ---------
January 31, 2002                       2,801.6     36,064.0       364.3   $ 112,065      $ 5,173   $ (58,637)    $ (2,369) $ 56,232
                                     ==========  ===========  ==========  ==========  ===========  =========== =========== =========



                           FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                          (unaudited)



                                                                  For the six months ended
                                                             ------------------------------------
                                                             January 31, 2002   January 31, 2001
                                                             ------------------ -----------------

Cash Flows From Operating Activities:
 Net earnings                                                         $ 54,686          $ 77,383
 Reconciliation of net earnings to net cash provided by
  (used in) operating activities:
  Depreciation and amortization expense                                 22,219            27,978
  Employee stock ownership plan compensation charge                      2,583             2,194
  Minority interest                                                        638               864
  Other                                                                    757               840
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net of securitization               (52,176)         (192,177)
    Inventories                                                         13,812           (18,163)
    Prepaid expenses and other current assets                              615            (3,244)
    Accounts payable                                                    15,317            61,612
    Accrued interest expense                                               139             1,198
    Other current liabilities                                          (10,308)            5,828
    Other liabilities                                                      436                89
                                                             ------------------ -----------------
      Net cash provided by (used in) operating activities               48,718           (35,598)
                                                             ------------------ -----------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                            (6,536)           (4,216)
 Capital expenditures                                                  (16,040)           (6,054)
 Net activity from accounts receivable securitization                  (12,000)          100,000
 Other                                                                   2,088             1,070
                                                             ------------------ -----------------
      Net cash (used in) provided by investing activities              (32,488)           90,800
                                                             ------------------ -----------------

Cash Flows From Financing Activities:
 Distributions                                                         (41,992)          (31,624)
 Additions to long-term debt                                            30,107             5,897
 Reductions of long-term debt                                          (11,655)           (2,351)
 Net additions (reductions) to short-term borrowings                     8,135            (6,597)
 Minority interest activity                                               (481)             (392)
 Proceeds from exercise of common unit options                             649                 -
 Cash contribution from general partner                                     23                 -
 Cash paid for debt and lease financing costs                                -               (35)
                                                             ------------------ -----------------
      Net cash used in financing activities                            (15,214)          (35,102)
                                                             ------------------ -----------------

Increase in cash and cash equivalents                                    1,016            20,100
Cash and cash equivalents - beginning of period                         25,386            14,838
                                                             ------------------ -----------------
Cash and cash equivalents - end of period                             $ 26,402          $ 34,938
                                                             ================== =================
Cash paid for interest                                                $ 29,038          $ 29,521
                                                             ================== =================


                        See notes to consolidated financial statements.


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (unaudited)


A.   Organization

     Ferrellgas Partners, L.P. activities are primarily conducted through its subsidiary Ferrellgas, L.P. Ferrellgas Partners is the sole limited partner of Ferrellgas, L.P. with an approximate 99% limited partner interest. Ferrellgas Partners and Ferrellgas L.P. are together referred to as the Partnership. The general partner of both Ferrellgas Partners and Ferrellgas, L.P. is Ferrellgas, Inc. which owns a 2% general partner interest in the combined Partnership.

     The consolidated financial statements of Ferrellgas Partners and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the consolidated financial statements were of a normal, recurring nature, as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles Assets." The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management's
     Discussion and Analysis and the financial statements with related notes included in the Partnership's Annual Report on Form 10-K for the year ended July 31, 2001.

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

C.   Reclassifications

     Certain amounts, including Goodwill (see Note F), included in the first quarter of fiscal 2001 consolidated financial statements have been reclassified to conform to the first quarter of fiscal 2002 presentation. In fiscal 2001 and after the filing of the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2001, the Partnership applied the provisions of Emerging Issues Task Force (EITF Issue) No. 99-19
     "Reporting Revenue Gross as a Principal versus Net as an Agent" which affects the presentation of certain revenue and cost of product sold items.

D.   Nature of operations

     The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year.

E.   Supplemental Balance Sheet Information:


     Inventories consist of:
                                                    January 31,        July 31,
     (in thousands)                                    2002              2001
                                                    -----------      -----------
     Liquefied propane gas and related products        $32,368          $45,966
     Appliances, parts and supplies                     19,160           19,318
                                                    -----------      -----------
                                                       $51,528          $65,284
                                                    ===========      ===========

     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of January 31, 2002, in addition to the inventory on hand, the Partnership had committed to make net delivery of approximately 20,457,000 gallons at a fixed price.


     Property, plant and equipment, net consist of:

                                                    January 31,        July 31,
     (in thousands)                                    2002              2001
                                                    -----------      -----------
     Property, plant and equipment                    $791,192         $774,128
     Less:  accumulated depreciation                   293,776          282,934
                                                    -----------      -----------
                                                      $497,416         $491,194
                                                    ===========      ===========


F.   Goodwill and Other Intangible Assets - Adoption of SFAS No. 142:

     Statement of Financial Accounting Standard (SFAS) No. 142 modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The Partnership adopted SFAS No. 142 beginning in the first quarter of fiscal 2002. This adoption resulted in a reclassification to goodwill of both assembled workforce and other assets with remaining book value of $10,019,000. The remaining intangible assets are subject to amortization. Although there will be no cash flow effect, the Partnership believes its amortization expense will decrease by $10,600,000 in fiscal 2002, compared to the amortization that would have been recorded had the new accounting standard not been adopted. See additional discussion about the decrease in amortization expense in Management Discussion and Analysis of Financial Condition and Results of Operations. This new standard also required the Partnership to test goodwill for impairment at the time the standard was adopted and also on an annual basis. The results of the initial impairment test of goodwill performed at the time the standard was adopted did not have a material effect on the Partnership's financial position, results of operations or cash flows. The following disclosures are required by SFAS No. 142.

      Intangible assets, net consist of:

                                   January 31, 2002            July 31, 2001
                                ----------------------    ----------------------
                                 Gross       Accum-        Gross     Accum-
                                Carrying     ulated       Carrying   ulated
     (in thousands)              Amount   Amortization     Amount   Amortization
                                --------  ------------    --------  ------------
     Customer lists             $208,024    $(120,832)    $207,667    $(114,679)
     Non-compete agreem           62,893      (46,513)      60,222      (44,684)
                                --------  ------------    --------  ------------
       Total                    $270,917    $(167,345)    $267,889    $(159,363)
                                ========  ============    ========  ============



     (in thousands)
     Aggregate Amortization Expense:
                                                      2002             2001
                                                      ----             ----
     For the six months ended January 31            $ 7,982           $7,385

     Estimated Amortization Expense:

     For the six months ended July 31, 2002         $ 5,709
     For the year ended July 31, 2002                13,691
     For the year ended July 31, 2003                11,111
     For the year ended July 31, 2004                10,067
     For the year ended July 31, 2005                 9,488
     For the year ended July 31, 2006                 8,968


                                                    For the six months ended
                                               ---------------------------------
                                                January 31,        January 31,
     (in thousands)                                 2002               2001
                                               --------------     --------------
     Reported net earnings                           $54,686            $77,383
     Add back: Goodwill amortization                       -              5,630
                                               --------------     --------------
     Adjusted net earnings                           $54,686            $83,013
                                               ==============     ==============

     Basic and diluted earnings per common unit:

     Reported net earnings available to
       common unitholders                              $1.35              $2.15
     Goodwill amortization                                 -               0.18
                                               --------------     --------------
     Adjusted net earnings available to
       common unitholders                              $1.35              $2.33
                                               ==============     ==============


G.   Contingencies

     The Partnership is currently threatened with or named as a defendant in various lawsuits arising in the ordinary course of business which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Partnership.

H.   Distributions

     On December 14, 2001, the Partnership paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the quarter ended October 31, 2001. On February 18, 2002, the Partnership declared its second fiscal quarter cash distribution of $1.00 and $0.50 per senior and common unit, respectively, that was paid March 14, 2002.

I.   Earnings Per Common Unit

     Below is a calculation of the basic and diluted earnings per unit as displayed on the consolidated statements of earnings. For the purpose of computing diluted earnings per unit, the senior units were excluded. The senior units are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic and diluted earnings per common unit, the distributions on senior units are subtracted from net earnings to compute net earnings available to common unitholders.


     (in thousands, except per unit data)
                                  Three months ended        Six months ended
                                -----------------------  -----------------------
                                January 31  January 31   January 31  January 31
                                  2002        2001         2002        2001
                                ----------- -----------  ----------- -----------
     Net earnings available
       to common unitholders       $64,732     $89,277      $48,591     $67,284
                                ----------- -----------  ----------- -----------

     Weighted average common
       units outstanding          36,022.7    31,307.1     35,970.9    31,307.1

     Basic earnings per
       common unit                  $ 1.80      $ 2.85       $ 1.35      $ 2.15
                                =========== ===========  =========== ===========

     Net earnings available
       to common unitholders       $64,732     $89,277      $48,591     $67,284

     Weighted average common
       units outstanding          36,022.7    31,307.1     35,970.9    31,307.1

     Dilutive securities              64.3           -         32.9           -
                                ----------- -----------  ----------- -----------

     Weighted average common
       units outstanding +
       dilutive securities        36,087.0    31,307.1     36,003.8    31,307.1

     Diluted earnings per
       common unit                  $ 1.79      $ 2.85       $ 1.35      $ 2.15
                                =========== ===========  =========== ===========


 J.  Adoption of New Accounting Standards

     The Financial Accounting Standards Board recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Partnership will implement SFAS No. 143 beginning in the fiscal year ending July 31, 2003, and expects to record a one-time charge to earnings during the first quarter of fiscal 2003, as a cumulative change in accounting principle, of between $2,000,000 and $3,000,000. The Partnership believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Partnership will implement SFAS No. 144 beginning in the fiscal year ending July 31, 2003, and believes the implementation will not have a material effect on its financial position, results of operations and cash flows.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                      January 31,     July 31,
ASSETS                                                   2002           2001
----------------------------------                   ------------   ------------
                                                      (unaudited)

Cash                                                      $1,000         $1,000
                                                     ------------   ------------
Total Assets                                              $1,000         $1,000
                                                     ============   ============


STOCKHOLDER'S EQUITY
----------------------------------

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding           $1,000         $1,000

Additional paid in capital                                 1,757          1,662

Accumulated deficit                                       (1,757)        (1,662)
                                                     ------------   ------------
Total Stockholder's Equity                                $1,000         $1,000
                                                     ============   ============


                             STATEMENTS OF EARNINGS
                                   (unaudited)



                                         Three Months Ended        Six Months Ended
                                      -----------------------   -----------------------
                                      January 31, January 31,   January 31, January 31,
                                         2002        2001          2002         2001
                                      ----------- -----------   ----------- -----------

General and administrative expense          $ 50       $  50          $ 95      $  141
                                      ----------- -----------   ----------- -----------
Net loss                                    $(50)       $(50)         $(95)      $(141)
                                      =========== ===========   =========== ===========

                                        See notes to financial statements.

                                   FERRELLGAS PARTNERS FINANCE CORP.
                        (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                        STATEMENTS OF CASH FLOWS
                                              (unaudited)


                                                          Six Months Ended
                                                      --------------------------
                                                       January 31,   January 31,
                                                          2002         2001
                                                      ------------  ------------

Cash Flows From Operating Activities:
  Net loss                                                   $(95)       $ (141)
                                                      ------------  ------------
    Cash used in operating activities                         (95)         (141)
                                                      ------------  ------------

Cash Flows From Financing Activities:
  Capital contribution                                         95           141
                                                      ------------  ------------
    Cash provided by financing activities                      95           141
                                                      ------------  ------------

Change in cash                                                  -             -
Cash - beginning of period                                  1,000         1,000
                                                      ------------  ------------
Cash - end of period                                       $1,000        $1,000
                                                      ============  ============

                       See notes to financial statements.


                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (unaudited)

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

     On January 22, 2002, the Securities and Exchange Commission issued an interpretive release (SEC Release Nos. 33-8056; 34-45321), on various types of disclosures. The Partnership has provided the disclosures recommended by this interpretive release as follows:

     o    liquidity  and  capital   resources,   including   off-balance   sheet
          arrangements; see discussion in "Liquidity and Capital Resources - Investing Activities",

     o certain trading activities; see discussion regarding the fair value of the Partnership's risk management trading contracts in "Liquidity and Capital Resources - Disclosures about Risk Management Activities Accounted for at Fair Value", and

     o transactions with related and certain other parties; see discussion regarding the nature of these transactions in "Certain Relationships and Related Transactions" within the Partnership's Annual Report Form 10-K filed with the Commission on October 25, 2001.

Forward-looking statements

     Statements included in this report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results, or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The Partnership's future results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond the Partnership's ability to control or predict. These statements include, but are not limited to, the following:

     o whether Ferrellgas, L.P. will have sufficient funds 1) to meet its obligations and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its $160,000,000 senior secured notes and 2) assuming all quarterly financial tests required by various financing instruments are met, to pay the required distribution on its senior units and the minimum quarterly distribution of $0.50 per common unit,

     o whether or not the Partnership will continue to meet all of the quarterly financial tests required by various financing instruments, and

     o whether the fiscal 2002 decrease in gas liquid sales, gross profit, and equipment lease and depreciation expense as compared to fiscal 2001 will continue during the remainder of fiscal 2002.

     Readers of this report should not put undue reliance on any forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties and their effect on the Partnership's operations include, but are not limited to, the following risks, which are more fully described in the Partnership's Securities Act filings:

     o    the retail propane industry is a mature one,

     o    the effect of weather conditions on demand for propane,

     o increases in propane prices may cause higher levels of conservation by the Partnership's customers,

     o price, availability and inventory risk of propane supplies, including risk management activities,

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

     o    the political and economic stability of the oil producing nations,

     o the Partnership may sell additional limited partner interests, thus diluting existing interests of unitholders,

     o the distribution priority to the Partnership's common units owned by the public terminates no later than December 31, 2005,

     o the holder of the Partnership's senior units may have the right in the future to convert the senior units into common units,

     o the holder of the Partnership's senior units may be able to sell the senior units or convert into common units with special indemnification rights available to the holder from the Partnership,

     o a redemption of the senior units may be dilutive to the Partnership's common unitholders,

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


Results of Operations

     Due to the seasonality of the retail distribution of propane, results of operations for the six months ended January 31, 2002 and 2001, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, general economic conditions in the United States, variations in the weather and fluctuations in commodity prices.

     As the Partnership has grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Historically, due to the seasonality of the Partnership's business, these fixed cost increases have caused net losses in the first and fourth fiscal quarters and net earnings in the second and third fiscal quarters to be more pronounced.

Three Months Ended January 31, 2002 vs. January 31, 2001

     Gas liquid and related product sales. Total gas liquids and related product sales decreased 46.2% to $331,129,000, due to both a significant decrease in the average propane sales price per gallon and a significant decrease in retail propane sales volume.

     The average retail and wholesale propane sales price per gallon decreased due to the effect of a significant decrease in the wholesale cost of propane. In addition, retail sales volumes decreased 27.2% to 290,394,000 gallons in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001, primarily due to the effects of the significantly warmer than normal weather and to a lesser extent the slowing national economy. For the quarter, national temperatures as reported by the National Oceanic and Atmospheric Administration, were 16% warmer than normal as compared to 6% colder than normal in the prior year's quarter. The second quarter was the warmest November through January period in recorded history, according to the National Oceanic and Atmospheric Administration.

     Other revenues. Other revenues decreased 6.6% to $24,609,000 for the second quarter compared to the same quarter last year, primarily due to lower appliance sales and service labor related to effects of the slowing economy.

     Cost of product sold. Cost of product sold decreased 56.7% to $176,591,000 primarily due to the effect of a significant decline in the wholesale cost of propane during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.31 per gallon during the second quarter of fiscal 2002 compared to an average of $0.72 per gallon in the prior year quarter. Other major supply points in the United States also experienced significant declines in propane prices. Another significant factor causing a decrease in the cost of product sold was a 27.2% decline in retail sales volumes experienced this quarter. However, cost of product sold was increased by a change in risk management trading results this quarter. Exceptional gains from risk management trading activities recognized in the second quarter of fiscal 2001 were not repeated this quarter, causing an increase to cost of sales of $19,151,000. See additional discussion regarding risk management trading activities in "Quantitative and Qualitative Disclosures about Market Risk."

     Gross profit. Gross profit decreased 23.5% to $179,147,000, primarily due to the effect of the significant decrease in retail propane volumes experienced this quarter. Other factors affecting gross profit included the decrease in risk management trading gains, which was partially offset by an increase in retail margins which exceeded the strong retail margin performance realized in the prior year's quarter.

     Operating  expense.  Operating  expense  decreased  22.1%  to  $70,373,000,
primarily  due  to  decreased   compensation  and  variable  operating  expenses
resulting from the decreased retail volumes delivered to customers and from reduced operating results this quarter.

     General and administrative expense. General and administrative expense decreased 4.0% to $6,632,000, primarily due to decreased compensation expense resulting from the reduced operating results this quarter.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 22.8% to $10,765,000 primarily due to the implementation of SFAS No. 142, which eliminated routine goodwill amortization. See further discussion of the implementation of SFAS No. 142 in Note F to the consolidated financial statements.

     Equipment lease expense. Equipment lease expense decreased 29.7% to $6,086,000 due to the effect of significantly lower interest rates on variable rate operating tank leases this quarter as compared to the prior year's quarter. See further discussion about these leases in the "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Loss on disposal of assets and other. Loss on disposal of assets and other decreased $1,552,000 to $431,000 primarily due to a decrease in the loss on disposal of fixed assets and a decrease in the losses related to the transfer of accounts receivables pursuant to the accounts receivable securitization facility. See further discussion about this facility in "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Interest expense. Interest expense decreased 5.6% to $15,208,000 primarily due to significantly lower interest rates and to a lesser extent reduced borrowings on the Partnership's credit facility. This decrease was partially offset by the effect of the termination of an interest rate swap agreement in the fourth quarter of fiscal 2001.

Six Months Ended January 31, 2002 vs. January 31, 2001

     Gas liquid and related product sales. Total gas liquids and related product sales decreased 36.9% to $555,414,000, due to both a significant decrease in the average propane sales price per gallon and a significant decrease in retail propane sales volume.

     The average retail and wholesale propane sales price per gallon decreased due to the effect of a significant decrease in the wholesale cost of propane. In addition, retail sales volumes decreased 19.8% to 480,305,000 gallons in the first half of fiscal 2002 as compared to the same period of fiscal 2001, primarily due to the effects of the significantly warmer than normal weather and to a lesser extent the slowing national economy. For the six month period ended January 31, 2002, temperatures as reported by the National Oceanic and Atmospheric Administration, were 14% warmer than normal as compared to 4% colder than normal in the prior year period. The first six month period of fiscal 2002 was the second warmest August through January period in recorded United States history, according to National Oceanic and Atmospheric Administration data.

     Other revenues. Other revenues decreased 9.3% to $45,567,000, for the first six months compared to the same period last year, primarily due to lower appliance sales and service labor related to effects of the slowing economy.

     Cost of product sold. Cost of product sold decreased 45.9% to $326,538,000 primarily due to the effect of a significant decline in the wholesale cost of propane during the first six months of fiscal 2002 compared to the same period last year. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.36 per gallon during the first six months of fiscal 2002 compared to an average of $0.66 per gallon for the same period in the prior year. Other major supply points in the United States also experienced significant declines in propane prices. Another factor causing a decrease in the cost of product sold was a 19.8% decline in retail sales volumes for the six-month period ended January 31, 2002. However, cost of product sold was increased by a change in risk management trading results this six-month period. Exceptional gains from risk management trading activities recognized in the first half of fiscal 2001 were not repeated for the same period this year, causing an increase to cost of sales of $21,196,000. See additional discussion regarding risk management trading activities in "Quantitative and Qualitative Disclosures about Market Risk."

     Gross profit. Gross profit decreased 15.9% to $274,443,000, primarily due to the effect of a significant decrease in retail propane volumes experienced during the first half of the fiscal year. Other factors affecting gross profit included the decrease in risk management trading gains, which was partially offset by an increase in retail margin which exceeded the strong retail margin performance realized in the first six months of fiscal 2001.

     Operating  expense.  Operating  expense  decreased  11.6% to  $137,500,000,
primarily  due  to  decreased   compensation  and  variable  operating  expenses
resulting from the decreased retail volumes delivered to customers and from reduced operating results in the first six-months of fiscal 2002 as compared to the same period last year.

     General and administrative expense. General and administrative expense increased 15.7% to $13,457,000, primarily due to increased expenses related to the operational improvement initiative discussed in "Liquidity and Capital Resources - Investing Activities" and higher staffing levels. The increases were partially offset by decreased compensation expense related to the reduced operating results reported in the first six-months of fiscal 2002 as compared to the same period last year.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 20.6% to $22,219,000 primarily due to the implementation of SFAS No. 142, which eliminated routine goodwill amortization. See further discussion of the implementation of SFAS No. 142 in Note F to the consolidated financial statements.

     Equipment lease expense. Equipment lease expense decreased 24.7% to $12,631,000 due to significantly lower interest rates on variable rate operating leases as compared to the same period last year. See further discussion about these leases in "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Loss on disposal of assets and other. Loss on disposal of assets and other decreased $1,876,000 to $1,278,000 primarily due to a decrease in the loss on disposal of fixed assets and a decrease in the losses related to the transfer of accounts receivables pursuant to the accounts receivable securitization facility. See further discussion about this facility in "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Interest expense. Interest expense decreased 6.0% to $30,322,000 primarily due to reduced borrowings and to a lesser extent significantly lower interest rates on the Partnership's credit facility. This decrease was partially offset by the effect of the termination of an interest rate swap agreement in the fourth quarter of fiscal 2001.

     Forward looking statements. The Partnership expects the declines in gas liquid sales and cost of product sold experienced in the second quarter of fiscal 2002 to continue in the third and fourth quarters of fiscal 2002 as compared to the same periods in fiscal 2001. These expected declines in gas liquid sales and cost of product sold are expected due to the effects of significantly lower wholesale propane prices experienced during fiscal 2002 as compared to last year.

     Due to significantly warmer than normal weather in the second quarter of fiscal 2002, retail propane volumes and gross profit are expected to be negatively impacted in the third quarter of fiscal 2002 as compared to the third quarter in fiscal 2001. Gross profit for the third quarter is expected to be favorably impacted by continued strong retail margins compared to the same quarter last year but may be offset by exceptional gains from risk management trading activities realized in the third quarter last year that are not expected to repeat again in the third quarter of this fiscal year.

     Due to the implementation of SFAS No. 142, which eliminated routine goodwill amortization, the Partnership expects a similar depreciation and amortization expense variance during the second quarter to continue the remainder of the fiscal year. In addition, the current lower interest rate environment is expected to lead to continued decreases in equipment lease expense in the third and fourth quarters of fiscal 2002 compared to the same quarters last year. Lower borrowing levels and the current lower interest rates environment is expected to lead to continued decreased interest expense in the third and fourth quarters of fiscal 2002 compared to the same quarters last year.

Liquidity and Capital Resources

     The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. In the three months ended January 31, 2002, the country experienced the nation's warmest November through January in recorded United States history, according to the National Oceanic and Atmospheric Administration. Moreover, the weather has been significantly warmer than normal in four of the last five winter heating seasons. Despite these challenges, the Partnership paid a full $0.50 distribution on all common units on March 14, 2002. This distribution represents the thirtieth consecutive full $0.50 distribution paid to the common unitholders dating back to October 1994.

     Due to the seasonality of the retail propane distribution business, a significant portion of the Partnership's cash flow from operations is typically generated during the winter heating season which occurs during the Partnership's second and third fiscal quarters. Typically, the Partnership generates significantly lower cash flows from operations in its first and fourth fiscal quarters as compared to the second and third quarters because fixed costs exceed gross profit during the non-peak season. Subject to meeting the financial tests discussed below, the Partnership's general partner, Ferrellgas, Inc., believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $160,000,000 senior secured notes. In addition, the general partner believes that Ferrellgas, L.P. will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all common units during fiscal 2002.

     The Partnership's credit facilities, public debt, private debt, accounts receivable securitization facility and certain operating tank leases contain several financial tests and covenants restricting the Partnership's ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on the Partnership's debt to cash flow ratio and cash flow to interest expense ratio. The general partner believes that the most restrictive of these tests currently are debt incurrence limitations within the credit facility, operating tank leases and accounts receivable securitization facility and limitations on the payment of distributions within the Ferrellgas Partners' senior secured notes. The credit facility, operating tank leases and accounts receivable securitization facility limit Ferrellgas, L.P.'s ability to incur debt if Ferrellgas, L.P. exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Ferrellgas Partners' senior secured notes restrict payments if a minimum ratio of cash flow to interest expense is not met. This restriction places limitations on the Partnership's ability to make restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon the Partnership's most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period.

     Based upon current estimates of the Partnership's cash flow, the general partner believes that the Partnership will be able to continue to meet all of the required quarterly financial tests and covenants. However, if the Partnership were to encounter unexpected downturns in business operations in the future, such as continued significantly warmer than normal weather as experienced during most of this heating season, a volatile energy commodity cost environment or continued economic downturn, the Partnership may not meet the applicable financial tests in immediate future quarters. This could have a materially adverse effect on the Partnership's operating capacity and cash flows and could restrict the ability of the Partnership to incur debt or to make cash distributions to its unitholders, even if sufficient funds were available. Depending on the circumstances, the Partnership may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to its unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

     Future capital expenditures and working capital needs of the Partnership are expected to be provided by cash generated from future operations, existing cash balances, the credit facility and the accounts receivable securitization facility. To fund expansive capital projects and future acquisitions, Ferrellgas, L.P. may borrow on the existing credit facility, Ferrellgas Partners or Ferrellgas, L.P. may issue additional debt to the extent permitted under existing debt agreements or Ferrellgas Partners may issue additional equity securities, including, among others, common units.

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

     Operating Activities. Cash provided by operating activities was $48,718,000 for the six months ended January 31, 2002, compared to cash used in operating activities of $35,598,000 for the six months ended January 31, 2001. This increase in the cash provided by operations is primarily due to the significant decrease in the retail sales prices and its effect on accounts receivable this fiscal year and, to a lesser extent, a decrease in inventory and increase in accounts payable. Due to the seasonality of the retail distribution of propane, cash from operating activities for the six months ended January 31, 2002 and 2001, are not necessarily indicative of the cash from operations expected for a full year.

     Investing Activities. During the first six months of fiscal 2002, the Partnership made growth and maintenance capital expenditures of $16,040,000 consisting primarily of the following:

     o    purchase and development of computer software,

     o    upgrading district plant facilities,

     o    additions to propane storage tanks and cylinders, and

     o    vehicle lease buyouts.

     The Partnership has recently completed a review of its key business processes to identify areas where it can use technology and process enhancements to improve its operations. Specifically, the Partnership has identified areas where it can reduce operating expenses and improve customer satisfaction in the near future. These areas under review include improvements to the routing and scheduling of customer deliveries, customer administration and operational workflow. During fiscal 2002, the Partnership has allocated considerable resources, including the purchase and development of software, toward these improvements and intends to continue to fund the necessary capital requirements primarily from excess cash from operations generated during its record performance in fiscal 2001. For the six months ended January 31, 2002, the
Partnership made growth and maintenance capital expenditures of $6,100,000 related to this initiative. Other than this initiative, the Partnership's capital requirements for repair and maintenance of property, plant and equipment are expected to remain relatively low due to limited technological change and long useful lives of propane tanks and cylinders.

     The Partnership leases computers and light and medium duty trucks, tractors and trailers. The Partnership believes vehicle leasing is a cost-effective method for meeting its transportation and technology equipment needs. The Partnership purchased $707,000 of vehicles whose lease terms expired in the first six months of fiscal 2002.

     The Partnership utilizes an accounts receivable securitization facility for the purpose of providing the Partnership with additional short-term working capital funding, especially during the winter heating months. As part of this 364-day facility, the Partnership transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, LLC, a wholly-owned, special purpose subsidiary, which sells its interest to a commercial paper conduit of Banc One, NA. The Partnership does not provide any guarantee or similar support to the collectability of these receivables. The Partnership structured the facility using a wholly-owned, special purpose subsidiary in order to facilitate the transaction as required by Banc One, N.A. and to comply with the Partnership's various debt covenants. The Partnership remits daily to this special purpose entity funds collected on its pool of trade receivables. This unconsolidated entity, together with the accounts receivable securitization facility, provides additional working capital liquidity to the Partnership at interest rates approximately one-half of one percent lower than borrowings from the Partnership's credit facility, based on the most recent twelve month period. The level of funding available from this facility is currently limited to the lesser of $60,000,000 or qualified trade accounts receivable. At January 31, 2002, $19,000,000 was funded from this facility. During the first six months of fiscal 2002, the funding outstanding from this facility was reduced by $12,000,000. This decrease in funding resulted from reduced liquidity needs of the Partnership caused primarily by the significant decrease in the amount of account receivables outstanding and lower inventory levels caused primarily from the lower wholesale propane cost environment experienced for most of this fiscal year as compared to last year. This facility was renewed effective September 25, 2001 for a one-year commitment with Banc One, N.A. In accordance with SFAS No. 140, this transaction is reflected on the Partnership's consolidated financial statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. The Partnership intends to refinance/renew this facility in September 2002, however no assurances can be given that such refinance/renewal will be obtained or, if obtained, such refinance/renewal will be on terms equally favorable to the Partnership. See further discussion about this facility in "Liquidity and Capital Resources - Investing Activities" of the Partnership's Annual Report filed under Form 10-K with the Commission on October 25, 2001.

     The Partnership continues to consider opportunities to expand its operations through strategic acquisitions of retail propane operations located throughout the United States. During the six months ended January 31, 2002, the Partnership made total acquisition capital expenditures of approximately $10,916,000 pursuant to the acquisition of two retail propane companies. This amount was funded by approximately $6,387,000 of cash payments, the issuance of $2,325,000 in common units and $2,204,000 in notes and other consideration.

     Financing Activities. Ferrellgas, L.P.'s credit facility, which expires June 30, 2003, is an unsecured facility and consists of the following:

o a $117,000,000 working capital, general corporate and acquisition facility, including a letter of credit sub-facility, and
o a $40,000,000 revolving working capital facility, which is subject to an annual reduction in outstanding balances to zero for thirty consecutive days.

All borrowings under the credit facility bear interest, at the borrower's option, at a rate equal to either London Interbank Offered Rate plus an applicable margin, based upon the Partnership's debt to cash flow ratio, varying from 1.25 percent to 2.25 percent or the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent. The bank's base rates at January 31, 2002 and January 31, 2001 were 5.25% and 10.25%, respectively. See "Investing Activities" for a discussion of additional cash availability related to the accounts receivable facility agreement.

     At January 31, 2002, $28,000,000 of borrowings and $45,475,000 of letters of credit were outstanding under this credit facility at an average interest rate of 3.5%. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and risk management activities. All but $8,135,000 of the borrowings on the credit facility were classified as long-term. Based on the pricing grid contained in the credit facility, the current borrowing rate for future borrowings under the credit facility is LIBOR plus 1.5%.

     At January 31, 2002, Ferrellgas, L.P. had a total of $124,525,000 of funding available under two facilities:

o $83,525,000 available for general corporate, acquisition and working capital purposes under the credit facility, and
o    $41,000,000   of   funding   available   from   the   accounts   receivable
     securitization facility.

     The Partnership believes that the liquidity available from these facilities will be sufficient to meet its future working capital needs. However, if the Partnership were to experience an unexpected significant increase in working capital requirements, it could exceed its immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to, the following:

o    a significant increase in the cost of propane,
o    a significant delay in the collections of accounts receivable,
o increased volatility in energy commodity prices related to risk management activities,
o    increased liquidity requirements imposed by insurance providers, or
o    decreased vendor credit.

If one or more of these events caused a significant use of available funding, the Partnership would consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives could be implemented.

     On September 14, 2001, and December 14, 2001, the Partnership paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the quarters ended July 31, 2001 and October 31, 2001, respectively. Cash distributions increased by $10,368,000 during the six-month period primarily due to 1) cash distributions of $5,604,000 paid on the senior units versus in-kind distributions paid on these senior units in the first six months of fiscal 2001 and 2) cash distributions of $4,500,000 paid on the 4,500,000 common units issued in June 2001. On March 14, 2002, the Partnership paid its second fiscal quarter cash distribution of $1.00 and $0.50 per senior and common unit.

     The Partnership has provided information summarizing its liquidity and capital resources in the following discussion and table below. In addition, the Partnership has provided similar information in previous Securities Act filings in regards to its off-balance sheet financing arrangements, which include:

o the accounts receivable securitization facility (see "Investing Activities" above),
o    the operating tank leases entered into during December 1999, and
o    various equipment operating leases.

     In December 1999, Ferrellgas, L.P. entered into a $25,000,000 operating lease involving a portion of its customer tanks. Also in December 1999, Ferrellgas, L.P. assumed a $135,000,000 operating lease involving a portion of the Thermogas acquisition related customer tanks. Both arrangements utilize a structure referred to as a synthetic operating lease, using a special purpose entity as lessor and Ferrellgas, L.P. as lessee; thus, the assets and liabilities of the special purpose entities are not included on the Partnership's consolidated balance sheet. The Partnership made $4,839,000 of rent payments related to these leases for the most recent six-month period. Both arrangements have terms that expire June 30, 2003. Prior to the end of the lease terms, the Partnership intends to secure additional financing in order to either lease or purchase the related customer tanks. No assurances can be given that such financing will be obtained or, if obtained, such financing will be on terms equally favorable to the Partnership. See further discussion about these lease arrangements in "Liquidity and Capital Resources - Investing Activities" and in "Liquidity and Capital Resources - Financing Activities" of the Partnership's Annual Report filed under Form 10-K with the Commission on October 25, 2001.

     In addition, the Partnership leases property, computers and light and medium duty trucks, tractors and trailers. These arrangements are accounted for as operating leases by the Partnership. See further discussion about these leases in "Liquidity and Capital Resources - Investing Activities" and in "Liquidity and Capital Resources - Financing Activities" of the Partnership's Annual Report filed under Form 10-K with the Commission on October 25, 2001.

     The following table summarizes the Partnership's long-term debt obligations as of January 31, 2002:

     (in thousands)                               Principal Payments due by Pay Period
                                          ------------------------------------------------------
                                                     Less than                          After
                                             Total     1 year   1-3 years  4-5 years   5 years
     ----------------------------------   ---------- ---------- ---------- ---------- ----------
     Long-term debt, including current
     portion of long-term debt             $727,339     $2,116    $24,782   $331,753   $368,688



     The following tables summarizes the Partnership's future minimum rental commitments under non-cancelable operating lease financing agreements (including the tank and equipment operating leases discussed above) as of January 31, 2002. The summary presents the future minimum rental payments and, should the Partnership elect to do so, the buyout amounts necessary to purchase the equipment off lease at the end of the lease terms.



     (in thousands)                              Future Minimum Rental and Buyout Amounts
                                          ------------------------------------------------------
                                                     Less than                          After
                                             Total     1 year   1-3 years  4-5 years   5 years
     ----------------------------------   ---------- ---------- ---------- ---------- ----------
     Operating leases rental payment       $ 80,350    $29,248   $ 30,107    $14,932     $6,063

     Operating leases buyouts               185,535      5,293    168,538      4,520      7,184



     At January 31, 2002, the Partnership had $28,000,000 outstanding on its credit facility. All but $8,135,000 of these borrowings were classified as long-term. In addition, the Partnership had letters of credit outstanding in the amount of $45,475,000 used to cover obligations relating to requirements for insurance coverage and risk management activities. At January 31, 2002, the Partnership also had $19,000,000 funded utilizing its accounts receivable securitization facility. As of January 31, 2002, in addition to the inventory on hand, the Partnership had committed to make net delivery of approximately 20,457,000 gallons at a fixed price.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets."

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Partnership will implement SFAS No. 143 beginning in the fiscal year ending July 31, 2003, and expects to record a one-time charge to earnings during the first quarter of fiscal 2003, as a cumulative change in accounting principle, of between $2,000,000 and $3,000,000. The Partnership believes the implementation will not have a material effect on the its financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The Partnership will implement SFAS No. 144 beginning in the fiscal year ending July 31, 2003, and believes the implementation will not have a material effect on its financial position, results of operations and cash flows.

     Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of risk management contracts for the three and six months ended January 31, 2002. This table summarizes the contracts where the Partnership remains exposed to market risk:

                                     Three Months Ended        Six Months Ended
     (in thousands)                   January 31, 2002         January 31, 2002
     ----------------------------    ------------------       ------------------
     Unrealized fair value of
       contracts outstanding at
       beginning of period                     $ 1,887                  $ 5,900

     Change in unrealized fair value            (4,512)                  (8,525)

     Unrealized fair value of
       contracts outstanding at
       January 31, 2002                        $(2,625)                 $(2,625)


The following table summarizes the maturity of these risk management contracts carried at fair value for the valuation methodologies utilized by the Partnership as of January 31, 2002. This table summarizes the contracts where the Partnership remains exposed to market risk:


     (in thousands)                     Fair Value of Contracts at Period-End
     -------------------------------  ------------------------------------------
                                       Maturity less than    Maturity in excess
            Source of Fair Value             1 year               of 1 year
     -------------------------------   ------------------    -------------------
     Prices actively quoted                     $ (345)                  $ -

     Prices provided by other
       external sources                         (2,280)                    -

     Prices based on models and other
       valuation methods                             -                     -

     Unrealized fair value of contracts
       outstanding at January 31, 2002         $(2,625)                  $ -

See additional discussion about market, counterparty credit and liquidity risks related to the Partnership's risk management trading and other than trading activities in "Quantitative and Qualitative Disclosures about Market Risk."



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. The Partnership's risk management trading activities utilize certain types of energy commodity forward contracts, options, and swaps traded on the over-the-counter financial markets and futures traded on the New York Mercantile Exchange to manage and hedge its exposure to the volatility of floating commodity prices and to protect its inventory positions. The Partnership's risk management other than trading activities also utilize certain over-the-counter energy commodity forward contracts to limit overall price risk and options to hedge its exposure to inventory price movements. The Partnership includes the results from its risk management other than trading activities in its discussion and analysis of retail margin.

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

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures are guaranteed by the New York Mercantile Exchange and have nominal credit risk. The Partnership is exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, the Partnership analyzes its financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of each limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, the Partnership attempts to balance maturities and positions with individual counterparties. Historically, the Partnership's risk management activities have not experienced significant credit related losses in any year or with any individual counterparty.

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions. Forward contracts, futures, swaps and options used in the Partnership risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $4,562,000. Options used in the Partnership risk management other than trading activities would not have any additional potential loss after assuming a hypothetical 10% adverse change in price as of January 2002. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

     Additionally, the Partnership seeks to mitigate its variable rate interest rate risk exposure on operating leases by entering into interest rate cap agreements. At January 31, 2002, the Partnership had $28,000,000 of variable rate debt, $156,800,000 outstanding in variable rate operating leases and an equal amount of interest rate cap agreements outstanding to hedge the related variable rate exposure. Thus, assuming a one percent increase in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt, the operating leases and the associated interest rate cap agreements would be a decrease to earnings of $1,711,000.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)      Exhibits

 10.1     Form of Indemnity

          (b)  Reports on Form 8-K


The Partnership furnished one Form 8-K and filed one Form 8-K during the quarter ended January 31, 2002.

                                Items
Date of Report                  Reported          Financial Statements Filed
---------------------------     --------          --------------------------
Furnished November 20, 2001     9                 None

Filed December 12, 2001         5, 7(c)           Audited balance sheets of
                                                  Ferrellgas, Inc. as of
                                                  July 31, 2001 and 2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FERRELLGAS PARTNERS, L.P.
                                           By Ferrellgas, Inc. (General Partner)

Date: March 15, 2002                       By /s/ Kevin T. Kelly
                                              ---------------------------------
                                              Kevin T. Kelly
                                              Senior Vice President and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)



                                           FERRELLGAS PARTNERS FINANCE CORP.

Date: March 15, 2002                       By /s/ Kevin T. Kelly
                                              ---------------------------------
                                              Kevin T. Kelly
                                              Senior Vice President and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)