Form 10-Q
period 2002-04-30
FERRELLGAS PARTNERS L P
filed 2002-06-13
CIK 922358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 30, 2002

                                       or

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

Yes    [ X ]  No    [   ]

At May 31, 2002, the registrants had units or shares outstanding as follows:

    Ferrellgas Partners, L.P.            36,076,203    Common Units
                                          2,782,211    Senior Units

    Ferrellgas Partners Finance Corp.         1,000    Common Stock

                   FERRELLGAS PARTNERS, L.P. and SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents
                                                                            Page
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        Ferrellgas Partners, L.P. and Subsidiaries
        ------------------------------------------

        Consolidated Balance Sheets - April 30, 2002 (unaudited)
          and July 31, 2001                                                   1

        Consolidated Statements of Earnings -
          Three and nine months ended April 30, 2002 and 2001 (unaudited)     2

        Consolidated Statement of Partners' Capital -
          Nine months ended April 30, 2002 (unaudited)                        3

        Consolidated Statements of Cash Flows -
          Nine months ended April 30, 2002 and 2001 (unaudited)               4

        Notes to Consolidated Financial Statements (unaudited)                5


        Ferrellgas Partners Finance Corp.
        ---------------------------------

        Balance Sheets - April 30, 2002 (unaudited) and July 31, 2001         9

        Statements of Earnings - Three and nine months ended
          April 30, 2002 and 2001 (unaudited)                                 9

        Statements of Cash Flows - Nine months ended April 30, 2002
          and 2001 (unaudited)                                               10

        Notes to Financial Statements (unaudited)                            10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND      11
        RESULTS OF OPERATIONS


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           21


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    22

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                            22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

ITEM 5. OTHER INFORMATION                                                    22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     22


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                       April 30,      July 31,
ASSETS                                                   2002           2001
---------------------------------------------        ------------   ------------
                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                             $ 23,899       $ 25,386
  Accounts and notes receivable, net                     110,347         56,772
  Inventories                                             41,738         65,284
  Prepaid expenses and other current assets                7,566         10,504
                                                     ------------   ------------
    Total Current Assets                                 183,550        157,946

Property, plant and equipment, net                       502,710        491,194
Goodwill                                                 124,190        124,190
Intangible assets, net                                   100,555        108,526
Other assets, net                                          5,875         14,303
                                                     ------------   ------------
    Total Assets                                       $ 916,880       $896,159
                                                     ============   ============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------
Current Liabilities:
  Accounts payable                                      $ 50,410       $ 58,274
  Other current liabilities                               72,593         77,610
  Short-term borrowings                                        -              -
                                                     ------------   ------------
    Total Current Liabilities                            123,003        135,884

Long-term debt                                           705,044        704,782
Other liabilities                                         13,628         15,472
Contingencies and commitments                                  -              -
Minority interest                                          2,429          2,034

Partners' Capital:
 Senior unitholder (2,782,211 and 2,801,622 units
   outstanding at April 2002 and July 2001,
   respectively  - liquidation preference
   $111,288 and $112,065 at April 2002 and July 2001,
   respectively)                                         111,288        112,065
 Common unitholders (36,074,703 and 35,908,366 units
   outstanding at April 2002 and July 2001,
   respectively)                                          22,077        (12,959)
 General partner unitholder (364,391 and 362,711
   units outstanding at April 2002 and July 2001,
   respectively)                                         (58,497)       (58,738)
  Accumulated other comprehensive loss                    (2,092)        (2,381)
                                                     ------------   ------------
    Total Partners' Capital                               72,776         37,987
                                                     ------------   ------------

    Total Liabilities and Partners' Capital            $ 916,880       $896,159
                                                     ============   ============

                 See notes to consolidated financial statements.


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per-unit data)
                                   (unaudited)

                                                              For the three months ended      For the nine months ended
                                                            ------------------------------  ------------------------------
                                                            April 30, 2002  April 30, 2001  April 30, 2002  April 30, 2001
                                                            --------------  --------------  --------------  --------------
Revenues:
  Gas liquids and related product sales                         $ 269,825       $ 367,503       $ 825,239     $ 1,247,519
  Other                                                            17,336          16,891          62,903          67,153
                                                            --------------  --------------  --------------  --------------
    Total revenues                                                287,161         384,394         888,142       1,314,672

Cost of product sold (exclusive of
  depreciation, shown separately below)                           134,640         231,593         461,178         835,580
                                                            --------------  --------------  --------------  --------------

Gross profit                                                      152,521         152,801         426,964         479,092

Operating expense                                                  74,686          73,358         212,186         228,846
Depreciation and amortization expense                              10,625          14,484          32,844          42,462
General and administrative expense                                  8,117           6,619          21,574          18,246
Equipment lease expense                                             5,825           7,618          18,456          24,386
Employee stock ownership plan compensation charge                   1,273           1,316           3,856           3,510
Loss on disposal of assets and other                                  552           1,607           1,830           4,761
                                                            --------------  --------------  --------------  --------------

Operating income                                                   51,443          47,799         136,218         156,881

Interest expense                                                  (14,717)        (14,884)        (45,039)        (47,158)
Interest income                                                       323             981           1,194           2,420
Other charges                                                           -          (3,118)              -          (3,118)
                                                            --------------  --------------  --------------  --------------

Earnings before minority interest                                  37,049          30,778          92,373         109,025

Minority interest                                                     414             376           1,052           1,240
                                                            --------------  --------------  --------------  --------------

Net earnings                                                       36,635          30,402          91,321         107,785

Distribution to senior unitholder                                   2,786           4,888           8,390          14,310
Net earnings available to general partner                             338             255             829             935
                                                            --------------  --------------  --------------  --------------
Net earnings available to common unitholders                     $ 33,511        $ 25,259        $ 82,102        $ 92,540
                                                            ==============  ==============  ==============  ==============

Basic earnings per common unit:
Net earnings available to common unitholders                       $ 0.93          $ 0.81          $ 2.28          $ 2.96
                                                            ==============  ==============  ==============  ==============

Diluted earnings per common unit:
Net earnings available to common unitholders                       $ 0.93          $ 0.81          $ 2.28          $ 2.96
                                                            ==============  ==============  ==============  ==============



     See notes to consolidated financial statements.

                                       2


                                        FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                      (in thousands)
                                                       (unaudited)

                                                Number of units                                               Accumulated
                                     -------------------------------------                                       other
                                                                 General                           General     compre-      Total
                                       Senior       Common       partner    Senior     Common      partner     hensive     partners'
                                     unitholder  unitholders   unitholder  unitholder unitholders  unitholder    loss       capital
                                     ---------- ------------- ------------ ---------- -----------  ---------- ----------- ----------

August 1, 2001                         2,801.6      35,908.4        362.7  $ 112,065   $ (12,959)  $ (58,738)  $  (2,381)  $ 37,987

Contribution in connection with
 ESOP compensation charge                -             -            -            -         3,779          39         -        3,818

Common unit cash distributions           -             -            -            -       (54,005)       (545)        -      (54,550)

Senior unit cash and accrued
 distributions                           -             -            -            -        (8,277)       (197)        -       (8,474)

Senior units redeemed                    (19.4)        -            -           (777)        -           -           -         (777)

Common unit options exercised            -              48.8          0.5        -           821           8         -          829

Common units issued in connection
 with acquisitions                       -             117.5          1.2        -         2,310          23         -        2,333

Comprehensive income:
  Net earnings                           -             -             -           -        90,408         913         -       91,321
  Other comprehensive income:
    Risk management fair value
     adjustment                          -             -             -           -           -           -           289        289
                                                                                                                           ---------
 Comprehensive income                                                                                                        91,610
                                     ---------- ------------- ------------ ---------- -----------  ---------- ----------- ----------
April 30, 2002                         2,782.2      36,074.7        364.4  $ 111,288    $ 22,077   $ (58,497)   $ (2,092)  $ 72,776
                                     ========== ============= ============ ========== ===========  ========== =========== ==========




                 See notes to consolidated financial statements.

                         FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (unaudited)


                                                                      For the nine months ended
                                                                   -------------------------------
                                                                   April 30, 2002   April 30, 2001
                                                                   --------------   --------------

Cash Flows From Operating Activities:
 Net earnings                                                           $ 91,321         $107,785
 Reconciliation of net earnings to net cash provided by
  operating activities:
  Depreciation and amortization expense                                   32,844           42,462
  Employee stock ownership plan compensation charge                        3,856            3,510
  Minority interest                                                        1,052            1,240
  Other                                                                    2,043           10,954
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net of securitization                 (15,501)         (81,088)
    Inventories                                                           23,628           16,447
    Prepaid expenses and other current assets                              2,938           (3,843)
    Accounts payable                                                      (5,121)         (39,473)
    Accrued interest expense                                              (6,593)          (9,437)
    Other current liabilities                                             (3,493)           3,256
    Other liabilities                                                        566              194
                                                                    -------------   --------------
      Net cash provided by operating activities                          127,540           52,007
                                                                    -------------   --------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                              (6,376)          (4,343)
 Capital expenditures                                                    (28,869)          (9,210)
 Net activity from accounts receivable securitization                    (31,000)          48,000
 Other                                                                     2,611            1,051
                                                                    -------------   --------------
      Net cash (used in) provided by investing activities                (63,634)          35,498
                                                                    -------------   --------------

Cash Flows From Financing Activities:
 Distributions                                                           (63,044)         (47,436)
 Additions to long-term debt                                                   -            7,648
 Reductions of long-term debt                                             (1,715)         (21,372)
 Net reductions to short-term borrowings                                       -          (18,342)
 Proceeds from exercise of common unit options                               821              -
 Redemption of senior units                                                 (777)             -
 Minority interest activity                                                 (704)            (587)
 Other                                                                        26             (990)
                                                                    -------------   --------------
      Net cash used in financing activities                              (65,393)         (81,079)
                                                                    -------------   --------------

Increase (decrease)  in cash and cash equivalents                         (1,487)           6,426
Cash and cash equivalents - beginning of period                           25,386           14,838
                                                                    -------------   --------------
Cash and cash equivalents - end of period                               $ 23,899         $ 21,264
                                                                    =============   ==============

Cash paid for interest                                                  $ 49,900         $ 54,367
                                                                    =============   ==============


                      See notes to consolidated financial statements.

                                       4

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (unaudited)


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

C.   Reclassifications

     Certain amounts, including Goodwill (see Note F), included in the July 31, 2001 consolidated financial statements have been reclassified to conform to the presentation for April 30, 2002. In fiscal 2001 and after the filing of the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001, the Partnership applied the provisions of Emerging Issues Task Force (EITF Issue) No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" which affects the presentation of certain revenue and cost of product sold items.

D.   Nature of operations

     The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year.

E.   Supplemental Balance Sheet Information:

     Inventories consist of:
                                                      April 30,       July 31,
     (in thousands)                                     2002           2001
                                                     -----------    ------------
     Liquefied propane gas and related products        $22,572          $45,966
     Appliances, parts and supplies                     19,166           19,318
                                                     -----------    ------------
                                                       $41,738          $65,284
                                                     ===========    ============


     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 2002, in addition to the inventory on hand, the Partnership had committed to take net delivery of approximately 1,007,000 gallons at a fixed price.


     Property, plant and equipment, net consist of:
                                                   April 30,         July 31,
     (in thousands)                                  2002             2001
                                                ---------------  ---------------
     Property, plant and equipment                    $804,108         $774,128
     Less:  accumulated depreciation                   301,398          282,934
                                                ---------------  ---------------
                                                      $502,710         $491,194
                                                ===============  ===============

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

     Intangible assets, net consist of:
                                                       April 30, 2002                      July 31, 2001
                                                ------------------------------    ---------------------------------
                                                   Gross       Accumulated           Gross         Accumulated
                                                  Carrying     Amortization          Carrying       Amortization
     (in thousands)                                Amount                             Amount
                                                ------------- ----------------    --------------- -----------------
     Customer lists                                 $208,010       $(122,829)           $207,667        $(114,679)
     Non-compete agreement                            62,893         (47,519)             60,222          (44,684)
                                                ------------- ----------------    --------------- -----------------
       Total                                        $270,903       $(170,348)           $267,889        $(159,363)
                                                ============= ================    =============== =================



     (in thousands)
     Aggregate Amortization Expense:
                                                     2002             2001
                                                     ----             ----
     For the nine months ended April 30            $10,984          $13,294

     Estimated Amortization Expense:

     For the year ended July 31, 2003               11,583
     For the year ended July 31, 2004               10,540
     For the year ended July 31, 2005                9,961
     For the year ended July 31, 2006                9,440
     For the year ended July 31, 2007                8,725

                                                   For the nine months ended
                                               ---------------------------------
                                                  April 30,          April 30,
     (in thousands)                                 2002               2001
                                               --------------     --------------
     Reported net earnings                            $91,321          $107,785
     Add back: Goodwill amortization                     -                7,789
                                               --------------     --------------
     Adjusted net earnings                           $91,321           $115,574
                                               ==============     ==============

     Basic and diluted earnings per
       common unit:

     Reported net earnings available to
       common unitholders                              $2.28              $2.96
     Goodwill amortization                              -                  0.24
                                               --------------     --------------
     Adjusted net earnings available to
       common unitholders                              $2.28              $3.20
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

H.   Distributions

     On March 14, 2002, the Partnership paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the quarter ended January 31, 2002. On May 20, 2002, the Partnership declared its third fiscal quarter cash distribution of $1.00 and $0.50 per senior and common unit, respectively, paid on June 14, 2002.

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


     (in thousands, except per unit data)
                                                         Three months ended                  Nine months ended
                                                   -------------------------------    ------------------------------
                                                     April 30         April 30           April 30         April 30
                                                       2002             2001               2002             2001
                                                   -------------    --------------    ---------------    ------------
     Net earnings available to common
     unitholders                                        $33,511           $25,259            $82,102         $92,540
                                                   ------------- -- --------------    ---------------    ------------

     Weighted average common units outstanding
                                                       36,072.0          31,307.1           36,003.3        31,307.1

     Dilutive securities                                   67.8             -                   67.8            -
                                                   -------------    --------------    ---------------    ------------

     Weighted average common units
     outstanding + dilutive securities                 36,139.8          31,307.1           36,071.1        31,307.1

     Basic and  diluted  earnings  per  common
     unit                                                 $0.93            $ 0.81              $2.28          $ 2.96
                                                   =============    ==============    ===============    ============


 J.  Adoption of New Accounting Standards

     The Financial Accounting Standards Board recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", and SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

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

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the results of operations. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangibles assets of motor carriers and accounting for certain lease modifications do not currently apply to the Partnership. The Partnership will implement SFAS No. 145 beginning in the fiscal year ending July 31, 2003, and believes the implementation will not have a material effect on its financial position, results of operations and cash flows.


                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                             April 30,             July 31,
ASSETS                                         2002                  2001
------------------------------          ------------------   -------------------
                                            (unaudited)

Cash                                               $1,000                $1,000
                                        ------------------   -------------------
Total Assets                                        $1,000               $1,000
                                        ==================   ===================


STOCKHOLDER'S EQUITY
-------------------------------

Common stock, $1.00 par value;
  2,000 shares authorized;
  1,000 shares issued and outstanding               $1,000               $1,000

Additional paid in capital                           2,055                1,662

Accumulated deficit                                 (2,055)              (1,662)
                                        -------------------   ------------------
Total Stockholder's Equity                          $1,000               $1,000
                                        ===================   ==================



                                                STATEMENTS OF EARNINGS
                                                     (unaudited)

                                                     Three Months Ended                     Nine Months Ended
                                             ------------------------------------  -------------------------------------
                                                April 30,          April 30,           April 30,          April 30,
                                                   2002              2001                2002               2001
                                             ----------------- ------------------  ------------------ ------------------

General and administrative expense                    $ 298             $ 284              $  393              $ 425

                                             ----------------- ------------------  ------------------ ------------------
Net loss                                              $(298)            $(284)              $(393)             $(425)
                                             ================= ==================  ================== ==================

                                        See notes to financial statements.



                                   FERRELLGAS PARTNERS FINANCE CORP.
                        (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                                        STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                          Nine Months Ended
                                                             --------------------------------------------
                                                                 April 30,                April 30,
                                                                   2002                      2001
                                                             ------------------       -------------------

Cash Flows From Operating Activities:
  Net loss                                                              $(393)                    $ (425)
                                                             ------------------       -------------------

      Cash used in operating activities                                  (393)                      (425)
                                                             ------------------       -------------------

Cash Flows From Financing Activities:
  Capital contribution                                                     393                       425
                                                             ------------------       -------------------

      Cash provided by financing activities                                393                       425
                                                             ------------------       -------------------

Change in cash                                                               -                         -
Cash - beginning of period                                               1,000                     1,000
                                                             ------------------       -------------------
Cash - end of period                                                    $1,000                    $1,000
                                                             ==================       ===================

                                     See notes to financial statements.




                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (unaudited)

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

     On January 22, 2002, the Securities and Exchange Commission issued interpretive Release Nos. 33-8056; 34-45321 recommending various disclosures. The Partnership has provided the recommended disclosures as follows:

     o    liquidity  and  capital   resources,   including   off-balance   sheet
          arrangements; see discussion in "Liquidity and Capital Resources - Investing Activities",

     o certain trading activities; see discussion regarding the fair value of the Partnership's risk management trading contracts in "Liquidity and Capital Resources - Disclosures about Risk Management Activities Accounted for at Fair Value", and

     o transactions with related and certain other parties; see discussion regarding the nature of these transactions in "Certain Relationships and Related Transactions" within the Partnership's Annual Report on Form 10-K filed with the Commission on October 25, 2001.

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

     o whether the fiscal 2002 decrease in gas liquids sales, equipment lease, interest expense, depreciation and amortization expense as compared to fiscal 2001 will continue during the remainder of fiscal 2002.

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

Results of Operations

     Due to the seasonality of the retail distribution of propane, results of operations for the nine months ended April 30, 2002 and 2001, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, general economic conditions in the United States, variations in the weather and fluctuations in commodity prices.

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

Three Months Ended April 30, 2002 vs. April 30, 2001

     Gas liquids and related product sales. Total gas liquids and related product sales decreased 26.6% to $269,825,000, due primarily to a significant decrease in the average propane sales price per gallon.

     The average propane sales price per gallon decreased due primarily to the effect of a significant decrease in the wholesale cost of propane. In addition, retail sales volumes decreased 3.4% to 240,385,000 gallons in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001, primarily due to the effects of the weak national economy and to a lesser extent warmer weather than in the same quarter last fiscal year. For the quarter, national temperatures as reported by the National Oceanic and Atmospheric Administration, were 3% warmer than the prior year's quarter. In addition, retail sales volumes were negatively impacted by the carryover effect of warmer January temperatures that were 17% warmer than normal.

     Other revenues. Other revenues increased slightly to $17,336,000 for the third quarter compared to the same quarter last year, primarily due to increased material and appliance sales.

     Cost of product sold. Cost of product sold decreased 41.9% to $134,640,000 primarily due to the effect of a significant decline in the wholesale cost of propane during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The propane wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.35 per gallon during the third quarter of fiscal 2002 compared to an average of $0.60 per gallon in the prior year quarter. Other major supply points in the United States also experienced significant declines in propane prices. However, cost of product sold was increased by a change in risk management trading results during the third quarter of fiscal 2002. Exceptional gains from risk management trading activities recognized in the third quarter of fiscal 2001 were not repeated for the same period this year, causing an increase to cost of sales of $16,875,000. See additional discussion regarding risk management trading activities in "Quantitative and Qualitative Disclosures about Market Risk."

     Gross profit. Gross profit was nearly unchanged compared to the third quarter of last year, primarily due to the effect of the increase in retail margins per gallon which exceeded the strong retail margin performance realized in the prior year's quarter, offset by the decrease in risk management trading gains.

     Operating expense. Operating expense increased 1.8% to $74,686,000, primarily due to the timing of performance-based incentive compensation expense resulting from the favorable operating results, which were substantially offset by reduced vehicle and other operating expenses.

     General and administrative expense. General and administrative expense increased 22.6% to $8,117,000, primarily due to the timing of performance-based incentive compensation expense resulting from the favorable operating results this quarter.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 26.6% to $10,625,000 primarily due to the implementation of SFAS No. 142, which eliminated routine goodwill amortization. See further discussion of the implementation of SFAS No. 142 in Note F to the consolidated financial statements.

     Equipment lease expense. Equipment lease expense decreased 23.5% to $5,825,000 due to the effect of significantly lower interest rates on variable rate operating tank leases this quarter as compared to the prior year's quarter. See further discussion about these leases in the "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Loss on disposal of assets and other. Loss on disposal of assets and other decreased $1,055,000 to $552,000 primarily due to a decrease in the loss on disposal of fixed assets and a decrease in the expenses related to the transfer of accounts receivables pursuant to the accounts receivable securitization facility. See further discussion about this facility in "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Interest expense. Interest expense decreased 1.1% to $14,717,000 primarily due to reduced borrowings on the Partnership's credit facility offset by the effect of the termination of an interest rate swap agreement in the fourth quarter of fiscal 2001.

Nine Months Ended April 30, 2002 vs. April 30, 2001

     Gas liquid and related product sales. Total gas liquids and related product sales decreased 33.8% to $825,239,000, due to both a significant decrease in the average propane sales price per gallon and a significant decrease in retail propane sales volume.

     The average propane sales price per gallon decreased due to the effect of a significant decrease in the wholesale cost of propane. In addition, retail sales volumes decreased 15.0% to 720,690,000 gallons in the first nine months of fiscal 2002 as compared to the same period of fiscal 2001, primarily due to the effects of the significantly warmer than normal weather and to a lesser extent the weak national economy. The heating season of fiscal 2002 (November through March) was the third warmest in recorded United States history, according to the National Oceanic and Atmospheric Administration data, with national average temperatures 12% warmer than normal compared to 5% colder than normal for the same period last year. During the peak winter heating season (December through February) average national temperatures were 14% warmer than normal.

     Other revenues. Other revenues decreased 6.3% to $62,903,000, for the first nine months compared to the same period last year, primarily due to lower appliance sales and service labor related to effects of the weak national economy.

     Cost of product sold. Cost of product sold decreased 44.8% to $461,178,000 primarily due to the effect of a significant decline in the wholesale cost of propane during the first nine months of fiscal 2002 and to the effect for reduced volumes delivered compared to the same period last year. The propane wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.37 per gallon during the first nine months of fiscal 2002 compared to an average of $0.67 per gallon for the same period in the prior year. Other major supply points in the United States also experienced significant declines in propane prices. Another factor that caused a decrease in the cost of product sold was a 15% decline in retail sales volumes for the nine-month period ended April 30, 2002. However, cost of product sold was increased by a change in risk management trading results in the first nine months of fiscal 2002. Exceptional gains from risk management trading activities recognized in the first nine months of fiscal 2001 were not repeated for the same period this year, causing an increase to cost of sales of $38,071,000. See additional discussion regarding risk management trading activities in "Quantitative and Qualitative Disclosures about Market Risk."

     Gross profit. Gross profit decreased 10.9% to $426,964,000, primarily due to the effect of a significant decrease in retail propane volumes and to a lesser extent, the decrease in risk management trading gains. These factors were partially offset by an increase in retail margin per gallon, which exceeded the retail margin per gallon performance realized in the first nine months of fiscal 2001.

     Operating expense. Operating expense decreased 7.3% to $212,186,000, primarily due to decreased bad debt and variable operating expenses resulting from the decreased retail volumes delivered to customers in the first nine-months of fiscal 2002 as compared to the same period last year.

     General and administrative expense. General and administrative expense increased 18.2% to $21,574,000, primarily due to increased performance-based incentive compensation expense and increased expenses related to the operational improvement initiative discussed in "Liquidity and Capital Resources - Investing Activities."

     Depreciation and amortization expense. Depreciation and amortization expense decreased 22.7% to $32,844,000 primarily due to the implementation of SFAS No. 142, which eliminated routine goodwill amortization. See further discussion of the implementation of SFAS No. 142 in Note F to the consolidated financial statements.

     Equipment lease expense. Equipment lease expense decreased 24.3% to $18,456,000 due to significantly lower interest rates on variable rate operating leases as compared to the same period last year. See further discussion about these leases in "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Loss on disposal of assets and other. Loss on disposal of assets and other decreased $2,931,000 to $1,830,000 primarily due to a decrease in the expenses related to the transfer of accounts receivables pursuant to the accounts receivable securitization facility. See further discussion about this facility in "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Interest expense. Interest expense decreased 4.5% to $45,039,000 primarily due to reduced borrowings and significantly lower interest rates on the Partnership's credit facility. This decrease was partially offset by the effect of the termination of an interest rate swap agreement in the fourth quarter of fiscal 2001.

     Forward looking statements. The Partnership expects the declines in gas liquid sales and cost of product sold experienced in the three quarters of fiscal 2002 to continue in the fourth quarter of fiscal 2002 as compared to the same periods in fiscal 2001. These expected declines in gas liquid sales and cost of product sold, which are largely offsetting, are due to the effects of significantly lower wholesale propane prices experienced during fiscal 2002 as compared to last year.

     Due to the implementation of SFAS No. 142, which eliminated routine goodwill amortization, the Partnership expects a similar depreciation and amortization expense variance during the third quarter to continue the remainder of the fiscal year. In addition, the current lower interest rate environment is expected to lead to a continued decrease in equipment lease expense in the fourth quarter of fiscal 2002 compared to the same quarter last year.

Liquidity and Capital Resources

     The ability of the Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business, and weather conditions and other factors, many of which are beyond its control. During fiscal 2002 the United States experienced unusually mild temperatures that were approximately 12% warmer than normal during the heating season (November through March) and 14% warmer than normal during the peak winter heating season (December through February). These temperatures rank as the third warmest heating season and fifth warmest peak winter heating season in the National Oceanic and Atmospheric Administration's 107-year history. Moreover, the weather has been significantly warmer than normal in four of the last five winter heating seasons. Despite these challenges, the Partnership will pay a full $0.50 distribution on all common units on June 14, 2002. This distribution represents the thirty-first consecutive full $0.50 distribution paid to the common unitholders dating back to October 1994.

     Due to the seasonality of the retail propane distribution business, a significant portion of the Partnership's cash flow from operations is typically generated during the winter heating season which occurs during the Partnership's second and third fiscal quarters. Typically, the Partnership generates significantly lower cash flows from operations in its first and fourth fiscal quarters as compared to the second and third quarters because fixed costs exceed gross profit during the non-peak season. Subject to meeting the financial tests discussed below, the Partnership's general partner, Ferrellgas, Inc., believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $160,000,000 senior secured notes. In addition, the general partner believes that Ferrellgas, L.P. will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all common units during the remainder of the non-heating season, which covers the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 when the Partnership will typically experience lower cash flows from operating activities.

     The Partnership's credit facilities, public debt, private debt, accounts receivable securitization facility and certain operating tank leases contain several financial tests and covenants restricting the Partnership's ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on the Partnership's debt to cash flow ratio and cash flow to interest expense ratio. The general partner believes that the most restrictive of these tests currently are debt incurrence limitations within the credit facility, operating tank leases and accounts receivable securitization facility and limitations on the payment of distributions within the Ferrellgas Partners' senior secured notes. The credit facility, operating tank leases and accounts receivable securitization facility limit Ferrellgas, L.P.'s ability to incur debt if Ferrellgas, L.P. exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Ferrellgas Partners' senior secured notes restrict payments if a minimum ratio of cash flow to interest expense is not met. This restriction places limitations on the Partnership's ability to make restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon the Partnership's most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. The Partnership's credit facilities, public debt, private debt, accounts receivable securitization facility and certain operating tank leases do not contain repayment provisions related to a decline in the credit rating of the Partnership.

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

     Operating Activities. Cash provided by operating activities was $127,540,000 for the nine months ended April 30, 2002, compared to cash provided by operating activities of $52,007,000 for the nine months ended April 30, 2001. This increase in the cash provided by operations is primarily due to the significant decrease in the retail sales prices and its effect on accounts receivable this fiscal year. Due to the seasonality of the retail distribution of propane, cash from operating activities for the nine months ended April 30, 2002 and 2001, is not necessarily indicative of the cash from operations expected for a full year.

     Investing Activities. During the first nine months of fiscal 2002, the Partnership made growth and maintenance capital cash expenditures of $28,869,000 consisting primarily of the following:

     o purchase and development of computer hardware and software primarily related to the operational improvement initiative discussed in the following paragraph,

     o    upgrading  district plant facilities,

     o    vehicle  lease  buyouts,  and

     o    additional propane storage tanks and cylinders.

     During fiscal 2001, the Partnership completed a review of its key business processes to identify areas where it can use technology and process enhancements to improve its operations. Specifically, the Partnership has identified areas where it can reduce operating expenses and improve customer satisfaction in the near future. These areas include improvements to the routing and scheduling of customer deliveries, customer administration and operational workflow. During fiscal 2002, the Partnership has allocated considerable resources, including the purchase and development of computer hardware and software, toward these improvements and intends to continue to fund the necessary capital requirements primarily from excess cash from operations generated during its record performance in fiscal 2001. For the nine months ended April 30, 2002, the Partnership incurred growth and maintenance capital expenditures of $19,557,000 related to this initiative. Other than this initiative, the Partnership's capital requirements for repair and maintenance of property, plant and equipment are expected to remain relatively low due to limited technological change and long useful lives of propane tanks and cylinders.

     The Partnership leases computers, light and medium duty trucks, tractors and trailers. The Partnership believes vehicle leasing is a cost-effective method for meeting its transportation and technology equipment needs. The Partnership purchased $825,000 of vehicles whose lease terms expired in the first nine months of fiscal 2002.

     The Partnership utilizes an accounts receivable securitization facility for the purpose of providing the Partnership with additional short-term working capital funding, especially during the winter heating months. As part of this 364-day facility, the Partnership transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, LLC, a wholly-owned, qualifying special purpose entity, which sells its interest to a commercial paper conduit of Banc One, NA. The Partnership does not provide any guarantee or similar support to the collectability of these receivables. The Partnership structured the facility using a wholly-owned, qualifying special purpose entity in order to facilitate the transaction as required by Banc One, N.A. and to comply with the Partnership's various debt covenants. The Partnership remits daily to this special purpose entity funds collected on its pool of trade receivables. This unconsolidated entity, together with the accounts receivable securitization facility, provides additional working capital liquidity to the Partnership at interest rates approximately one-half of one percent lower than borrowings from the Partnership's credit facility, based on the most recent twelve month period. The level of funding available from this facility is currently limited to the lesser of $60,000,000 or qualified trade accounts receivable. At April 30, 2002, there was no funding from this facility. During the first nine months of fiscal 2002, the funding outstanding from this facility was reduced by $31,000,000. This decrease in funding resulted from reduced liquidity needs of the Partnership caused primarily by the significant decrease in the amount of account receivables outstanding and lower inventory levels caused primarily from the lower wholesale propane cost environment experienced for most of this fiscal year as compared to last year. This facility was renewed effective September 25, 2001 for a one-year commitment with Banc One, N.A. In accordance with SFAS No. 140, this transaction is reflected on the Partnership's consolidated financial statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. The Partnership intends to refinance/renew this facility by September 2002, however no assurances can be given that such refinance/renewal will be obtained or, if obtained, such refinance/renewal will be on terms equally favorable to the Partnership. See further discussion about this facility in "Liquidity and Capital Resources - Investing Activities" of the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 25, 2001.

     The Partnership continues to consider opportunities to expand its operations through strategic acquisitions of retail propane operations located throughout the United States. During the nine months ended April 30, 2002, the Partnership made total acquisition capital expenditures of approximately $10,872,000 pursuant to the acquisition of two retail propane companies. This amount was funded by approximately $6,376,000 of cash payments, the issuance of $2,325,000 in common units and $2,171,000 in notes and other consideration.

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

The Partnership intends to renew this facility, however, there are no assurances that the new facility will be renewed or on terms at least as favorable as the existing agreement. All borrowings under the credit facility bear interest, at the borrower's option, at a rate equal to either London Interbank Offered Rate plus an applicable margin, based upon the Partnership's debt to cash flow ratio, varying from 1.25 percent to 2.25 percent or the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent. The bank's base rates at April 30, 2002 and April 30, 2001 were 5.5% and 8.5%, respectively. See "Investing Activities" for a discussion of additional cash availability related to the accounts receivable facility agreement.

     At April 30, 2002, $40,714,000 of letters of credit were outstanding under this credit facility at an average interest rate of 3.5%. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and risk management activities. Based on the pricing grid contained in the credit facility, the current borrowing rate for future borrowings under the credit facility is LIBOR plus 1.75%.

     At April 30, 2002, Ferrellgas, L.P. had a total of $176,286,000 of funding available under two facilities:

     o $116,286,000 available for general corporate, acquisition and working capital purposes under the credit facility, and

     o    $60,000,000  of  funding   available  from  the  accounts   receivable
          securitization facility.

The Partnership believes that the liquidity available from these facilities will be sufficient to meet its future working capital needs. However, if the Partnership were to experience an unexpected significant increase in working capital requirements, it could exceed its immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

     o    a significant  increase in the cost of propane,

     o    a significant delay in the collections of accounts receivable,

     o increased volatility in energy commodity prices related to risk management activities,

     o    increased liquidity requirements imposed by insurance providers,

     o    a significant downgrade in the Partnership's credit rating, or

     o    decreased vendor credit.

If one or more of these events caused a significant use of available funding, the Partnership would consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives could be implemented.

     On September 14, 2001, December 14, 2001 and March 14, 2002 the Partnership paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for each of the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002, respectively. Cash distributions increased by $15,608,000 during the nine-month period primarily due to 1) cash distributions of $8,410,000 paid on the senior units as compared to in-kind distributions paid on these senior units in the first nine months of fiscal 2001 and 2) cash distributions of $6,750,000 paid on the 4,500,000 common units issued in June 2001. On June 14, 2002, the Partnership paid its third fiscal quarter cash distribution of $1.00 and $0.50 per senior and common unit.

     In December 1999, Ferrellgas, L.P. entered into a $25,000,000 operating lease involving a portion of its customer tanks. Also in December 1999, Ferrellgas, L.P. assumed a $135,000,000 operating lease involving a portion of the Thermogas acquisition related customer tanks. Both arrangements utilize a structure referred to as a synthetic operating lease, using a special purpose entity as lessor and Ferrellgas, L.P. as lessee; thus, the assets and liabilities of the special purpose entities are not included on the Partnership's consolidated balance sheet. The Partnership made $6,749,000 of rent payments related to these leases for the most recent nine-month period. Both arrangements have terms that expire June 30, 2003. Prior to the end of the lease terms, the Partnership intends to secure additional financing in order to either lease or purchase the related customer tanks. No assurances can be given that such financing will be obtained or, if obtained, such financing will be on terms equally favorable to the Partnership. See further discussion about these lease arrangements in "Liquidity and Capital Resources - Investing Activities" and in "Liquidity and Capital Resources - Financing Activities" of the Partnership's Annual Report filed under Form 10-K with the Commission on October 25, 2001.

     The Partnership has provided information summarizing its liquidity and capital resources in the following discussion and table below. In addition, the Partnership has provided similar information in previous Securities Act filings with regards to its off-balance sheet financing arrangements, which include:

     o    the  accounts  receivable   securitization  facility  (see  "Investing
          Activities" above),

     o    the operating tank leases entered into during December 1999, and

     o    various equipment operating leases.

     In addition, the Partnership leases property, computers, light and medium duty trucks, tractors and trailers. These arrangements are accounted for as operating leases by the Partnership. See further discussion about these leases in "Liquidity and Capital Resources - Investing Activities" and in "Liquidity and Capital Resources - Financing Activities" of the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 25, 2001.

     The following table summarizes the Partnership's long-term debt obligations as of April 30, 2002:



        (in thousands)                                  Principal Payments due by Pay Period
     -------------------------------------- ------------------------------------------------------------------------
                                                          Less than                                      After
                                               Total        1 year      1-3 years      4-5 years        5 years
     -------------------------------------- ------------ ------------- ------------ ---------------- ---------------
     Long-term debt, including current
     portion of long-term debt                 $707,329        $2,285       $4,802         $331,997        $368,245
     -------------------------------------- ------------ ------------- ------------ ---------------- ---------------


     The following tables summarizes the Partnership's future minimum rental commitments under non-cancelable operating lease agreements (including the tank and equipment operating leases discussed above) as of April 30, 2002. The summary presents the future minimum rental payments and, should the Partnership elect to do so, the buyout amounts necessary to purchase the equipment at the end of the lease terms.


     (in thousands)                                        Future Minimum Rental and Buyout Amounts
     ---------------------------------------- ----------- ------------- ------------ ------------- --------------
                                                           Less than                                   After
                                                Total        1 year      1-3 years    4-5 years       5 years
     ---------------------------------------- ----------- ------------- ------------ ------------- --------------
     Operating leases rental payment             $77,092       $28,216     $ 29,190       $14,192         $5,494
     ---------------------------------------- ----------- ------------- ------------ ------------- --------------
     Operating leases buyouts                    185,360         5,889      168,194         8,706          2,571
     ---------------------------------------- ----------- ------------- ------------ ------------- --------------

     At April 30, 2002, the Partnership had no borrowings outstanding on its credit facility. The Partnership had letters of credit outstanding in the amount of $40,714,000 used primarily to cover obligations relating to requirements for insurance coverage. At April 30, 2002, the Partnership did not have any funding from its accounts receivable securitization facility. As of April 30, 2002, in addition to the inventory on hand, the Partnership had committed to take net delivery of approximately 1,007,000 gallons at a fixed price.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", and SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

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

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the results of operations. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangibles assets of motor carriers and accounting for certain lease modifications do not currently apply to the Partnership. The Partnership will implement SFAS No. 145 beginning in the fiscal year ending July 31, 2003, and believes the implementation will not have a material effect on its financial position, results of operations and cash flows.

     Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of risk management contracts for the three and nine months ended April 30, 2002. This table summarizes the contracts where the Partnership remains exposed to market risk:


                                                                 Three Months Ended        Nine Months Ended
     (in thousands)                                                April 30, 2002           April 30, 2002
     -------------------------------------------------------- ------------------------- ------------------------
     Unrealized  fair  value  of  contracts  outstanding  at
     beginning of period                                              $(2,625)                  $ 5,900
     -------------------------------------------------------- ------------------------- ------------------------
     Change in unrealized fair value                                   (2,018)                 (10,453)
     -------------------------------------------------------- ------------------------- ------------------------
     Unrealized fair value of contracts outstanding at
           April 30, 2002                                             $(4,643)                 $(4,643)
     -------------------------------------------------------- ------------------------- ------------------------

The following table summarizes the maturity of these risk management contracts carried at fair value for the valuation methodologies utilized by the Partnership as of April 30, 2002. This table summarizes the contracts where the Partnership remains exposed to market risk:


     (in thousands)                                                 Fair Value of Contracts at Period-End
     ----------------------------------------------------------- --------------------- ----------------------
                                                                  Maturity less than    Maturity in excess
                        Source of Fair Value                            1 year               of 1 year
     ----------------------------------------------------------- --------------------- ----------------------
     Prices actively quoted                                             $ 478                   $ -
     ----------------------------------------------------------- --------------------- ----------------------
     Prices provided by other external sources                         (5,121)                    -
     ----------------------------------------------------------- --------------------- ----------------------
     Prices based on models and other
     Valuation methods                                                    -                       -
     ----------------------------------------------------------- --------------------- ----------------------
     Unrealized  fair value of contracts  outstanding  at April
          30, 2002                                                     $(4,643)                 $ -
     ----------------------------------------------------------- --------------------- ----------------------

See additional discussion about market, counter-party credit and liquidity risks related to the Partnership's risk management trading and other than trading activities in "Quantitative and Qualitative Disclosures about Market Risk."


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Partnership's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. The Partnership's risk management trading activities utilize certain types of energy commodity forward contracts, options, swaps traded on the over-the-counter financial markets and futures traded on the New York Mercantile Exchange to manage and hedge its exposure to the volatility of floating commodity prices and to protect its inventory positions. The Partnership's risk management other than trading activities also utilize certain over-the-counter energy commodity forward contracts to limit overall price risk and options to hedge its exposure to inventory price movements. The Partnership includes the results from its risk management other than trading activities in its discussion and analysis of retail margin per gallon included in our discussion of Gross Profit.

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

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures are guaranteed by the New York Mercantile Exchange and have nominal credit risk. The Partnership is exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counter-parties. For each counter-party, the Partnership analyzes its financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of each limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counter-parties for over-the-counter instruments, the Partnership attempts to balance maturities and positions with individual counter-parties. Historically, the Partnership's risk management activities have not experienced significant credit related losses in any year or with any individual counter-party. The Partnership's risk management contracts do not contain material repayment provisions related to a decline in the credit rating of the Partnership.

     Sensitivity Analysis. The Partnership has prepared a sensitivity analysis to estimate the exposure to market risk of its energy commodity positions. Forward contracts, futures, swaps and options used in the Partnership risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $2,000,000. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

     Additionally, the Partnership seeks to mitigate its variable rate interest rate risk exposure on operating leases by entering into interest rate cap agreements. At April 30, 2002, the Partnership had $156,400,000 outstanding in variable rate operating leases and an equal amount of interest rate cap agreements outstanding to hedge the related variable rate exposure. Thus, assuming a one percent increase in the variable interest rate to the Partnership, the interest rate risk related to the variable rate debt, the operating leases and the associated interest rate cap agreements would be a decrease to earnings of $1,557,000.



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

ITEM 5. OTHER INFORMATION

           Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits

                Not applicable.

           (b)  Reports on Form 8-K


The Partnership furnished one Form 8-K during the quarter ended April 30, 2002.

                                      Items
Date of Report                       Reported         Financial Statements Filed
----------------------------         --------         --------------------------
Furnished February 20, 2002              9                          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FERRELLGAS PARTNERS, L.P.

                                  By Ferrellgas, Inc. (General Partner)


Date: June 13, 2002               By   /s/ Kevin T. Kelly
                                      ------------------------------------------
                                       Kevin T. Kelly
                                       Senior Vice President and Chief
                                       Financial Officer (Principal
                                       Financial and Accounting Officer)



                                  FERRELLGAS PARTNERS FINANCE CORP.


Date: June 13, 2002               By   /s/ Kevin T. Kelly
                                      ------------------------------------------
                                       Kevin T. Kelly
                                       Senior Vice President and Chief
                                       Financial Officer (Principal
                                       Financial and Accounting Officer)