Form 10-K
period 2002-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2002-10-23
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2002

                                       or

[   ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
       Exchange Act of 1934

For the transition period from __________ to __________

Commission file numbers   1-11331 and
                           333-06693

                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.

           (Exact name of registrants as specified in their charters)

            Delaware                                      43-1698480
            Delaware                                      43-1742520
--------------------------------           -------------------------------------
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

            Common Units                         New York Stock Exchange
--------------------------------------------------------------------------------

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

Yes    [X]    No    [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value as of September 30, 2002, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $362,574,000.

At September 30, 2002, Ferrellgas Partners, L.P. had outstanding 36,089,703 Common Units and 2,782,211 Senior Units.

Documents  Incorporated  by Reference:  None

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.


                          2002 FORM 10-K ANNUAL REPORT


                                Table of Contents

                                                                           Page
                                                                           ----

                                     PART I

ITEM     1.     BUSINESS......................................................1
ITEM     2.     PROPERTIES....................................................9
ITEM     3.     LEGAL PROCEEDINGS............................................10
ITEM     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........10


                                     PART II

ITEM     5.     MARKET FOR REGISTRANT'S UNITS AND
                RELATED UNITHOLDER MATTERS...................................11
ITEM     6.     SELECTED FINANCIAL DATA......................................12
ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS................14
ITEM    7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...27
ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................28
ITEM     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..........................28


                                    PART III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS..........29
ITEM    11.     EXECUTIVE COMPENSATION.......................................31
ITEM    12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...............34
ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............37
ITEM    14.     CONTROLS AND PROCEDURES......................................38

                                     PART IV

ITEM    15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K..........................................38

                                     PART I

ITEM 1.       BUSINESS.

     Ferrellgas Partners, L.P. is a Delaware limited partnership. Our common units are listed on the New York Stock Exchange and our activities are primarily conducted through our subsidiary Ferrellgas, L.P., a Delaware limited partnership. We are the sole limited partner of Ferrellgas, L.P. with a 99% limited partner interest. In this report, unless the context indicates otherwise the terms "our", "we" and "its" are used sometimes as abbreviated references to Ferrellgas Partners, L.P. itself or Ferrellgas Partners, L.P. and its consolidated subsidiaries, including Ferrellgas, L.P.

     Ferrellgas, L.P. was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to $160,000,000 of 9.375% Senior Secured Notes due 2006. See "Management's Discussion and Analysis of Financial Condition
- Liquidity and Capital Resources - Financing Activities" for additional details about our redemption in September 2002 of the Senior Secured Notes with the proceeds from the issuance of $170,000,000 of 8.75% Senior Notes due 2012.

     Our general partner, Ferrellgas, Inc., performs all management functions for us and our subsidiaries, including both Ferrellgas, L.P. and Ferrellgas Partners Finance Corp. Ferrellgas, Inc. holds an approximate 1% general partner interest in both us and in Ferrellgas, L.P. Ferrell Companies, Inc., the parent company of Ferrellgas, Inc., owns approximately 50% of our outstanding common units.

General

     We are the second largest  retail  marketer of propane in the United States based on retail gallons sold during our fiscal year ended July 31, 2002, representing approximately 11% of the retail propane gallons sold in the United States. We have 564 retail outlets, serving more than 1 million residential, industrial/commercial and agricultural and other customers in 45 states. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies and extend from coast to coast with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.

     Our retail propane distribution business consists principally of transporting propane purchased from third parties to retail distribution outlets and then to tanks on customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including use as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts, and use as a heating or energy source in manufacturing and drying processes.

     In our past three fiscal years, we reported annual retail propane sales volumes of:

                                              Retail propane gallons
                                                      sold
              Fiscal year ended                  (in millions)
              -----------------               ----------------------
                July 31, 2002                         832
                July 31, 2001                         957
                July 31, 2000                         847

     The decrease in gallons sold from our fiscal year 2001 to 2002 is primarily due to national average heating season temperatures that were 12% warmer than normal in fiscal 2002 compared to 6% colder than normal for the same period last year. For our fiscal year 2001, our retail propane sales volumes included a full year's contribution from the Thermogas operations we acquired in December 1999. With this acquisition, we acquired more than 180 retail locations primarily in the Midwest, complementing our historically strong presence in that region. We integrated these Thermogas operations with our existing operations resulting in significant cost savings.

Our History

     We are a Delaware limited partnership that was formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane retailer in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired more than 100 propane retailers, expanding our operations from coast to coast, and as of July 31, 2002, we have 564 retail outlets nationwide. Our three largest acquisitions since 1994 have been:


                                                             Estimated Retail
                                                             Gallons Acquired
   Company                       Date Acquired                (in millions)
   ------------------------      -----------------           ----------------
   Thermogas                     December 1999                     270
   Skelgas Propane               May 1996                           93
   Vision Energy Resources       November 1994                      47



Business Strategy

Our business strategy is to:

o achieve operating efficiencies through the utilization of technology and process enhancements in our operations;

o    capitalize on our national presence and economies of scale;

o    expand our operations through disciplined acquisitions and internal growth;
     and

o    align  employee  interest  with  investors  through  significant   employee
     ownership.

     Using technology to improve operations. During 2001, we completed a review of our key business processes to identify several areas where we can use new technology and process enhancements to improve our operational efficiency. Specifically, we have identified areas where we believe we can reduce operating expenses and improve customer satisfaction in the near future. These areas of opportunity include development of new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. During our fiscal year 2002, we allocated considerable resources toward these improvements, including the purchase of computer hardware and software and development of new software. We have incurred growth and maintenance capital expenditures of $30,070,000 related to this technology and process enhancement initiative which was funded primarily from excess cash generated from operations during our record financial performance in fiscal year 2001 - a year in which we achieved net earnings of $64,068,000. These capital expenditures represent a substantial majority of the capital expenditures we expect to incur in connection with this initiative. We began a pilot of some of these technology and process enhancements in a limited geographic area in fiscal 2003. This pilot program currently affects less than 5% of our retail operations and is being used to test and further refine the technology and process enhancements. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources - Investing Activities" for additional details about the technology and process enhancement initiative.

     Capitalizing on our national presence and economies of scale. We believe our national presence of 564 retail outlets and estimated 11% market share of retail propane gallons sold in the United States gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

o  product procurement;

o  transportation;

o  fleet purchases;

o  customer administration; and

o  general administration.

     Our national presence also allows us to be one of the few propane retailers that can competitively serve commercial customers on a nationwide basis. In addition, we believe that our presence in 45 states provides us opportunities to make acquisitions of other retail propane companies that overlap with our existing operations, providing economies of scale and significant cost savings in these markets. Our most recent significant acquisition was Thermogas in December 1999. Over 130 of the 180 acquired Thermogas retail locations were integrated with our existing retail locations.

     Employing a disciplined acquisition strategy and achieving internal growth. We expect to continue the expansion of our customer base through the acquisition of other retail propane distributors. We intend to concentrate on acquisition activities in geographical areas adjacent to our existing operations, and on a selected basis, in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing operations to provide an attractive return on investment after taking into account the cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of the businesses we acquire by integrating them into our established national organization. We also believe that, as a result of our industry leadership and efficient operating standards, we are positioned to successfully compete for growth opportunities within our existing operating regions and have implemented marketing programs that focus specific resources towards internal growth.

     Aligning employee interests with our investors. In 1998, we established an employee benefit plan that we believe aligns the interests of employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, employees own approximately 50% of our outstanding common units, allowing them to participate directly in our overall success. This plan is unique in the retail propane distribution industry and we believe that the entrepreneurial culture fostered by employee-ownership provides us with a distinct competitive advantage.

Retail Distribution of Propane and Related Equipment and Supplies

     Our retail propane distribution business consists principally of transporting propane purchased from third parties to retail distribution outlets and then to tanks on customers' premises, as well as to portable propane cylinders. Our market areas are generally rural, but also include suburban areas for industrial applications. We utilize marketing programs targeting both new and existing customers by emphasizing our efficiency in delivering propane to customers as well as our employee training and safety programs.

     We sell propane primarily to four markets: residential, industrial/commercial, agricultural and other, with "other" being principally to other propane retailers. In fiscal 2002, no one customer accounted for 10% or more of our consolidated revenues. The retail distribution of bulk propane generally involves large numbers of small volume deliveries averaging approximately 200 gallons each. Our bulk deliveries of propane are transported from our retail distribution outlets to our customers by our fleet of 2,247 bulk delivery trucks, which are generally fitted with 2,000 to 3,000 gallon tanks. Propane storage tanks located on our customers' premises are then filled from these bulk delivery trucks. We also deliver propane to our customers in portable cylinders using primarily our fleet of 505 cylinder delivery trucks.

     For our 2002 fiscal year, we derived approximately 90% of our gross profit from the retail distribution and sale of propane and related risk management activities. Gross profit derived from our retail distribution of propane was derived primarily from three sources:

o  58% from residential customers;

o  30% from industrial/commercial customers; and

o  12% from agricultural and other customers.

     Our gross profit from the retail distribution of propane is primarily based on margins, the cents-per-gallon difference between our purchase price and the sales price we charge our customers. Our residential customers typically provide us a greater margin and tend to be a more stable customer base and less sensitive to price changes than our industrial/commercial and agricultural and other customers. Should wholesale propane prices decline in the future, our margins on the distribution of propane to retail customers should increase in the short-term because retail prices have tended to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced, at least for the short-term, until retail prices can be increased.

     Retail propane bulk customers typically lease their storage tanks from their distributors. Over 70% of our retail propane bulk customers lease their tanks from us. Our lease terms and the fire safety regulations in some states require leased tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching tanks minimizes a customer's tendency to switch suppliers of propane on the basis of minor variations in price, which helps us minimize customer loss.

     Our retail operations also include the retail sale of propane appliances and related parts and fittings, leasing tanks to retail customers, and other retail propane related services.

Seasonality and Effect of Weather

     The market for propane is seasonal because propane is used primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, price and other factors. We believe that our broad geographic distribution helps us minimize exposure to regional weather and economic patterns. The weather has been significantly warmer than normal in four of the last five winter heating seasons. Despite reduced gallon sales during these warmer than normal periods, and the completion in 1999 of our largest acquisition since 1994, we have been able to maintain our debt to cash flow ratio while continuing to pay quarterly distributions to our unitholders. See additional information about debt to cash flow ratios and the payment of quarterly distributions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In addition, during times of colder than normal winter weather, we have been able to take advantage of our large, efficient distribution network to avoid supply disruptions such as those experienced by some of our competitors, thereby broadening our long-term customer base.

Risk Management Activities

     Our risk management activities primarily attempt to mitigate risks related to the purchasing, storing and transporting of propane. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. That fluctuation subjects us to potential price risk, which we attempt to minimize through the use of risk management activities.

     Our risk management activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price risk on sale commitments to our customers.

     Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of risk management activities directly related to the delivery of propane to our retail customers, which includes our supply procurement, storage and transportation activities, are presented in our discussion of retail margins and are accounted for at cost. The results of other risk management activities are presented separately in our discussion of cost of product sold as risk management trading activities and are accounted for at fair value. The results from these risk management activities are included in our discussions of cost of product sold and gross profit in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Risk management activities - supply procurement, storage and transportation

     Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. As a result of our ability to buy large volumes of propane and utilize our large distribution system and underground storage capacity, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. We are not dependent upon any single supplier or group of suppliers, the loss of which would have a material adverse effect on us. For our fiscal year ended July 31, 2002, no supplier provided us 10% or more of our total propane purchases.

     A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter energy commodity forward contracts that have terms of less than one year. We also use options to hedge a portion of our forecasted purchases for up to one year in the future.

     Through our storage activities, we may purchase and store inventories of propane to avoid delivery interruptions during periods of increased demand and to take advantage of favorable commodity prices. We own three underground and four above-ground storage facilities with an aggregate capacity of approximately 248 million gallons. As of July 31, 2002, approximately 174 million gallons of this capacity is leased to third parties and revenues from these leases are included in other revenue in our Consolidated Statements of Earnings. The remaining space is available for our use. We also lease underground and above-ground storage at third party storage facilities and pipeline terminals.

     We incur risks related to the price and availability of propane during periods of much colder than normal weather, temporary supply shortages concentrated in certain geographic regions, and commodity price distortions between geographic regions. In addition to the use of other risk management activities, we attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and retail distribution outlets. The propane we sell to our customers is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to distribution outlets or storage facilities by our 265 leased railroad tank cars and 202 owned or leased highway transport trucks. We may use common carrier transport trucks during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use.

Risk management trading activities

     We also purchase and sell derivatives to manage other risks associated with commodity prices. Our risk management trading activities utilize various types of energy commodity forward contracts, options, swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. These risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. Although these activities attempt to mitigate our commodity price risk, they do not qualify for hedge accounting treatment and are accounted for at fair value in the Consolidated Statement of Earnings.

     For further discussions about our risk management trading activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations", "Liquidity and Capital Resources - Disclosures about Risk Management Activities Accounted for at Fair Value" and "Quantitative and Qualitative Disclosures about Market Risk."

Industry

     Natural gas liquids are derived from petroleum products and are sold in compressed or liquefied form. Propane, the predominant type of natural gas liquid, is typically extracted from natural gas or separated during crude oil refining. Although propane is gaseous at normal pressures, it is compressed into liquid form at relatively low pressures for storage and transportation. Propane is a clean-burning energy source, recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources.

     Based upon industry publications, propane accounts for approximately 3% to 4% of household energy consumption in the United States, an average level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (BTU) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

     Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is cheaper than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential retail propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.

Competition

     In addition to competing with marketers of other fuels, we compete with other companies engaged in the retail propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers' cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based upon industry publications, we believe that the ten largest multi-state retail marketers of propane, including ourselves, account for approximately 49% of the total retail sales of propane in the United States and that there are approximately 5,000 local or regional distributors. We believe we are the second largest retail marketer of propane in the United States based on retail gallons sold during our fiscal year ended July 31, 2002, representing approximately 11% of the retail propane gallons sold in the United States.

     Most of our retail distribution outlets compete with three or more marketers or distributors, the principal factors being price and service. We compete with other retail marketers primarily on the basis of reliability of service and responsiveness to customer needs, safety and price. Each retail distribution outlet operates in its own competitive environment because retail marketers typically reside in close proximity to their customers to lower the cost of providing service. The typical retail distribution outlet has an effective marketing radius of approximately 25 miles.

Other Activities

     Our other activities include the following:

o wholesale propane marketing;
o wholesale marketing of propane appliances;
o the sale of refined fuels;
o chemical feedstocks marketing;
o natural gas liquids storage; and
o common carrier services.

These activities together with the retail sale of propane appliances and related parts and fittings, the leasing of tanks to retail customers, and other retail propane related services comprised approximately 10% of our gross profit in our fiscal year 2002.

     We engage in the wholesale marketing and distribution of propane to other retail propane distributors. In our past three fiscal years, we made the following sales to wholesale customers:

    (in millions)
                                       Wholesale        Wholesale
    Fiscal year ended                Gallons Sold       Revenues
    -----------------                ------------       ---------
      July 31, 2002                        92             $ 39.6
      July 31, 2001                        97             $ 65.1
      July 31, 2000                        99             $ 43.4



Employees

     We have no employees and are managed by our general partner, Ferrellgas, Inc. pursuant to the partnership agreement. At September 30, 2002, our general partner had 4,264 full-time employees and 809 temporary and part-time employees.

Our general partner employed its full-time employees in the following areas:


            Retail Locations                                              3,633
            Transportation and Storage                                      236
            Corporate Offices in Liberty, MO and Houston, TX                395
                                                                     -----------
                 Total                                                    4,264
                                                                     ===========



     Less than one percent of our general partner's employees are represented by four local labor unions, which are all affiliated with the International
Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

     Our risk management activities, wholesale propane marketing, chemical feedstocks marketing, and other related functions are operated primarily out of our offices located in Houston, Texas by a total full-time corporate staff of 73 people.

Governmental Regulation - Environmental and Safety Matters

     We are not subject to any price or allocation regulation of propane and propane is not a hazardous substance within the meaning of federal and state environmental laws.

     In connection with all acquisitions of retail propane businesses that involve the purchase of real estate, we conduct a due diligence investigation to attempt to determine whether any substance other than propane has been sold from or stored on any such real estate prior to its purchase. At a minimum, due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers' compliance with environmental laws and visual inspections of the properties.

     With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The National Fire Protection Association Pamphlet No. 58 established a set of rules and procedures governing the safe handling of propane. Those rules and procedures have been adopted as the industry standard in a majority of the states in which we operate.

     We believe that we are in material compliance with all governmental regulations and industry standards applicable to environmental and safety matters. The Department of Transportation established new regulations addressing emergency discharge control issues that became effective on July 1, 1999 with various requirements phased in over the next seven years. We have implemented the required discharge control systems and are in compliance in all material respects with current regulatory requirements.

Trademarks and Service Marks

     We market our goods and services under various trademarks and tradenames, which we own or have a right to use. Those trademarks and tradenames include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, Ferrellmeter, American Energy Incorporated, NRG Distributors and Thermogas. Our general partner has an option to purchase for a nominal value the tradenames "Ferrellgas" and "Ferrell North America" and the trademark "Ferrellmeter" that it contributed to us during 1994, if Ferrellgas, Inc. is removed as our general partner other than for cause. If Ferrellgas, Inc. ceases to serve as our general partner for any other reason, it will have the option to purchase the tradenames and trademark from us for fair market value.

Businesses of Other Subsidiaries

     Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-obligor for our securities. Accordingly, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented. Institutional investors that might otherwise be limited in their ability to invest in our securities, because we are a partnership, may be able to invest in our securities because Ferrellgas Partners Finance Corp. is a co-obligor. See the Notes to Ferrellgas Partners Finance Corp.'s Financial Statements for a discussion of the securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-obligor.

     Ferrellgas Receivables, LLC was organized in September 2000, and is a wholly-owned, qualifying special purpose entity and a subsidiary of Ferrellgas, L.P. Ferrellgas, L.P. transfers interests in a pool of accounts receivable to Ferrellgas Receivables. Ferrellgas Receivables then sells the interests to a commercial paper conduit of Banc One, NA. Ferrellgas Receivables does not conduct any other activities. In accordance with Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," Ferrellgas Receivables is accounted for using the equity method of accounting. The accounts receivable securitization is more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing Activities" and Note E to the Consolidated Financial Statements provided herein.

ITEM 2.       PROPERTIES.

     We own or lease the following transportation equipment that is utilized primarily in the retail distribution of propane.

                                                   Owned        Leased     Total
                                                   -----        ------     -----
         Truck tractors .........................     65           137       202
         Transport trailers .....................    332            36       368
         Cylinder delivery trucks................    327           178       505
         Bulk delivery trucks....................  1,337           910     2,247
         Pickup and service trucks...............  1,135           477     1,612
         Railroad tank cars......................      -           265       265


     The transport  trailers  have an average  capacity of  approximately  9,000 gallons. The bulk delivery trucks are generally fitted with 2,000 to 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

     A typical retail distribution outlet is located on one to three acres of land and includes a small office, a workshop, bulk storage capacity of 18,000 to 60,000 gallons and a small inventory of customer storage tanks and portable propane cylinders that we provide to our retail customers for propane storage. At July 31, 2002, we owned approximately 40 million gallons of propane storage at our retail distribution outlets. We own our land and buildings in the local markets of approximately half of our operating locations and lease the remaining facilities on terms customary in the industry.

     We either own or lease approximately 1,000,000 propane tanks, most of which are located on customer property and leased to those customers. We also own approximately 700,000 portable propane cylinders, most of which we lease to industrial and commercial customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities" for a discussion of the operating tank leases involving a portion of our customer tanks.

     We own underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah and four above-ground storage facilities primarily located in the Upper Midwest and North Carolina that together hold 248 million gallons of product.

          (in millions of gallons)

                                                                Storage
          Location                                              Capacity
          --------                                              --------
          Adamana, Arizona                                         96
          Hutchinson, Kansas                                      142
          Moab, Utah and above-ground storage                      10
                                                                  ---
                        Total                                     248
                                                                  ===


Currently, we lease approximately 174 million gallons of this capacity to third parties. The remaining space is available for our use.

     We own land and two buildings with 50,245 square feet of office space and lease 6,250 square feet of office space that together comprise our corporate headquarters in Liberty, Missouri, and lease 27,696 square feet of office space in Houston, Texas.

     We believe that we have satisfactory title to or valid rights to use all of our material properties. Although some of those properties may be subject to liabilities and leases, liens for taxes not yet currently due and payable and immaterial encumbrances, easements and restrictions, we do not believe that any such burdens will materially interfere with the continued use of such properties in our business. We believe that we have obtained, or are in the process of obtaining, all required material approvals. These approvals include authorizations, orders, licenses, permits, franchises, consents of, registrations, qualifications and filings with, the various state and local governmental and regulatory authorities which relate to our ownership of properties or to our operations.

ITEM 3.       LEGAL PROCEEDINGS.

     Propane is a flammable, combustible gas. Serious personal injury and property damage can occur in connection with its transportation, storage or use. In the ordinary course of business, we are sometimes threatened with or are named as a defendant in various lawsuits seeking actual and punitive damages for product liability, personal injury and property damage. We maintain liability insurance policies with insurers in amounts and with coverages and deductibles we believe are reasonable and prudent. However, there can be no assurance that the levels of insurance protection currently in effect will be continuously available at reasonable prices or adequate to protect us from material expenses related to product liability, personal injury or property damage in the future.

     Currently, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these lawsuits. However, we believe that there are no known claims or known contingent claims that will have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II
                                    ---------
ITEM 5.       MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

Common Units

     Our common units representing limited partner interests are listed and traded on the New York Stock Exchange under the symbol FGP. As of September 30, 2002, we had 799 common unitholders of record. The following table sets forth the high and low sales prices for the common units on the New York Stock Exchange and the cash distributions declared per common unit for the periods indicated.

                       Common Unit           Distributions
                       Price Range         Declared Per Unit
                     ------------------- ---------------------
                       High       Low
                                      2001
                     -------- ---------- ---------------------
First Quarter         $16.94     $13.00           $0.50
Second Quarter         15.99      12.50            0.50
Third Quarter          19.85      14.92            0.50
Fourth Quarter         21.24      18.55            0.50

                                      2002
                     -------- ---------- ---------------------
First Quarter          19.89      16.95           $0.50
Second Quarter         20.46      17.90            0.50
Third Quarter          19.90      18.32            0.50
Fourth Quarter         20.11      16.58            0.50


     We make quarterly cash distributions of our available cash, as defined by our partnership agreement. Available cash is generally defined as consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary, we will generally reserve cash inflows from the second and third quarters for distribution in the first and fourth fiscal quarters. Based upon our current financial condition and results of operations, our general partner currently believes that during our fiscal year 2003 we will be able to make quarterly cash distributions per common unit comparable to those quarterly distributions made during our last two fiscal years, however, no assurances can be given that such distributions will be made or the amount of such distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

Recent Sales of Unregistered Securities

     During our fiscal year 2002, we made the following issuances of common units in reliance on one or more exemptions from registration under the Securities Act:

o On November 29, 2001, we issued 80,000 common units to the Alabama Butane Company pursuant to the Purchase and Noncompetition Agreement as a portion of our consideration for our acquisition of assets from Alabama Butane. These common units were issued to Alabama Butane Company pursuant to
     Section 4(2) of the Securities Act.

o On December 12, 2001, we issued 37,487 common units to our affiliate, Ferrellgas Acquisitions Company, LLC pursuant to the Contribution and Conveyance Agreement entered by and between Ferrellgas Acquisition Company, LLC and Ferrellgas Partners, L.P. as consideration for its retention of certain tax liabilities purchased in connection with the acquisition of Blue Flame. These common units were issued to Ferrellgas Acquisitions Company pursuant to Section 4(2) of the Securities Act.

Partnership Tax Matters

     We are a master limited partnership and thus not subject to federal income taxes. Instead, our unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions. Accordingly, each prospective unitholder should consult their own tax advisor in analyzing the federal, state, and local tax consequences applicable to their ownership or disposition of our common units.

     Due to the effect of our issuance of senior units in December 1999, our tax year has recently changed to a December year-end in accordance with Internal Revenue Code and Regulations. Accordingly, we will file our partnership tax returns for both the tax year ended July 31, 2002, and the five-month period ended December 31, 2002. Thus individual unitholders who owned our units during this entire 17-month period will report their allocable share of our income, gains, losses, deductions and credits for this 17-month period on their 2002 income tax forms.

ITEM 6.       SELECTED FINANCIAL DATA.

     The following table presents our selected consolidated historical financial data.

(in thousands, except per unit data)

                                                                    Ferrellgas Partners, L.P.
                                             -------------------------------------------------------------------------
                                                                       Year Ended July 31,
                                             -------------------------------------------------------------------------
                                                2002            2001           2000            1999           1998
                                             -----------     -----------    ------------    -----------    -----------
Income Statement Data:
Total revenues                               $1,034,796      $1,468,670     $959,023        $633,349       $623,775
Interest expense                                 59,608          61,544       58,298          46,621         49,129
Earnings before extraordinary loss               59,959          64,068          860          14,783          4,943
Basic and diluted earnings (loss) per
 common and subordinated unit-
   Earnings (loss) before extraordinary            1.34            1.43        (0.32)           0.47           0.16
     loss
Cash distributions declared per common
    and subordinated unit                          2.00            2.00         2.00            2.00           2.00

Balance Sheet Data at end of period:
Working capital                                 $ 9,436      $   22,062     $ (6,344)       $(4,567)       $  (443)
Total assets                                    885,128         896,159      967,907        656,745        621,223
Long-term debt                                  703,858         704,782      718,118        583,840        507,222
Partners' capital:                               21,161          37,987       40,344        (69,651)       (11,083)

Operating Data:
Retail propane sales volumes (in                831,592         956,718      846,664        680,477        659,932
gallons)

Capital expenditures
   Maintenance                                  $ 9,576         $11,996     $  8,917       $ 10,505       $ 10,569
   Growth                                         4,826           3,152       11,838         15,238         10,060
   Technology initiative                         30,070             100          -              -              -
   Acquisition                                   10,962           1,417      310,260         48,749         13,003
                                             -----------     -----------   -----------    ----------    -----------
Total                                           $55,434         $16,665     $331,015       $ 74,492        $33,632
                                             ===========     ===========   ===========    ==========    ===========


                                                                    Ferrellgas Partners, L.P.
                                             -------------------------------------------------------------------------
                                                                       Year Ended July 31,
                                             -------------------------------------------------------------------------
                                                2002            2001           2000            1999           1998
                                             -----------     -----------    ------------    -----------    -----------

Supplemental Data:
Net cash provided by operating                 $152,925         $99,859         $53,352       $ 92,494        $74,337
activities

Operating income                                118,915         126,691          57,091         60,497         52,586
Add: Depreciation and amortization               41,937          56,523          61,633         47,257         45,009
        ESOP compensation charge                  5,218           4,843           3,733          3,295            350
        Loss (gain) on disposal of
          assets and other                        3,957           5,744           (356)          1,842            174
                                             -----------     -----------    ------------    -----------    -----------
EBITDA                                         $170,027        $193,801        $122,101       $112,891       $ 98,119
                                             ===========     ===========    ============    ===========    ===========

We define EBITDA as earnings before interest, income taxes, depreciation, amortization, other charges and non-cash items such as employee stock ownership plan compensation charge and gain or loss on disposal of assets and other. EBITDA provides additional information for evaluating our ability to make debt service obligations, capital expenditures and quarterly distributions and is presented solely as a supplemental measure. You should not consider EBITDA as an alternative to operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. Our EBITDA may not be comparable to EBITDA or similarly titled measures of other entities as other entities may not calculate EBITDA in the same manner as we do.

Depreciation and amortization expense decreased significantly in the year ended July 31, 2002, due to the elimination of goodwill amortization and in the year ended July 31, 2001, due to a change in the estimated residual value of our customer and storage tanks. See additional discussion about these changes in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Results of Operations" and in our Notes D and F to our Consolidated Financial Statements.

Our capital expenditures fall generally into four categories:

o maintenance capital expenditures, which include capitalized expenditures for repair and replacement of property, plant and equipment;

o growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate expansion of our customer base and operating capacity;

o technology and process enhancement initiative capital expenditures, which include expenditures for purchase of computer hardware and software and the development of new software; and

o acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations. Acquisition capital expenditures represent the total cost of acquisitions less working capital acquired. Our fiscal 2001 capital expenditures do not include a $4,638,000 adjustment made in the second fiscal quarter of fiscal 2001 to working capital related to a final valuation adjustment to record the Thermogas acquisition. We acquired Thermogas in December 1999 for a total acquisition cost, less working capital acquired, of approximately $307,000,000. The Thermogas acquisition contributed a significant increase in our total revenues, interest expense, earnings before extraordinary loss, operating income, depreciation and amortization, and EBITDA in the years ended July 31, 2001 and 2000. This acquisition also contributed to a significant increase in total assets, long-term debt and partners' capital as of July 31, 2000 as compared to July 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K.

     On January 22, 2002, the Securities and Exchange Commission issued cautionary advice recommending various disclosures. We have provided the recommended disclosures as follows:

o liquidity and capital resources, including off-balance sheet arrangements; see discussion in "Liquidity and Capital Resources - Investing Activities",

o trading activities; see discussion regarding the fair value of our risk management trading contracts in "Liquidity and Capital Resources - Disclosures about Risk Management Activities Accounted for at Fair Value", and

o transactions with related and certain other parties; see discussion regarding the nature of these transactions in "Disclosures about Effects of Transactions with Related Parties."

Forward-looking statements

     Statements included in this report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results, or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. These statements include, but are not limited to, the following:

o whether Ferrellgas, L.P. will have sufficient funds 1) to meet its obligations and to enable it to distribute to us sufficient funds to permit us to meet our obligations with respect to our $170,000,000 senior notes due 2012 and 2) assuming all quarterly financial tests required by various financing instruments are met, to pay the required distribution on our senior units and the minimum quarterly distribution of $0.50 per common unit;

o whether or not we will continue to meet all of the quarterly financial tests required by the agreements governing our indebtedness; and

o the expectation that future periods may not have the same percentage decrease in retail volumes, revenues and expenses as was experienced in fiscal 2002.

     You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The risks and uncertainties and their effect on our operations include, but are not limited to, the following risks, which are more fully described in the our Securities Act filings:

o    the retail propane industry is a mature one;

o    the effect of weather conditions on demand for propane;

o increases in propane prices may cause higher levels of conservation by our customers;

o price, availability and inventory risk of propane supplies, including risk management activities;

o the timing of collections of the our accounts receivable and increases in product costs and demand may decrease our working capital availability;

o    the availability of capacity to transport propane to market areas;

o    competition from other energy sources and within the propane industry;

o operating risks incidental to transporting, storing, and distributing propane, including the litigation risks which may not be covered by insurance;

o    we may not be successful in making acquisitions;

o changes in interest rates, including the refinancing of long-term financing at favorable interest rates;

o    governmental legislation and regulations;

o    energy  efficiency and technology  trends may affect demand for propane;

o    the condition of the capital markets in the United States;

o    the political and economic stability of the oil producing nations;

o we may sell additional limited partner interests, thus diluting existing interests of our unitholders;

o the distribution priority to our common units owned by the public terminates no later than December 31, 2005;

o the holder of our senior units may have the right in the future to convert the senior units into common units;

o the holder of our senior units may be able to sell the senior units or convert into common units with special indemnification rights available to the holder from us;

o    a redemption of the senior units may be dilutive to our common unitholders;

o the terms of the senior units limit our use of proceeds from sales of equity and the rights of our common unitholders;

o the current holder of the senior units has a special voting exemption if the senior units convert into common units; and

o the expectation that the remaining senior units will be redeemed in the future with proceeds from an offering of equity at a price satisfactory to us.

Results of Operations

Fiscal Year Ended July 31, 2002 versus Fiscal Year Ended July 31, 2001

     Gas liquid and related product sales. Total gas liquids and related product sales decreased $240,126,000 due to a decrease in the average propane sales price per gallon and an additional $188,697,000 primarily due to a significant decrease in retail propane sales volume.

     The average propane sales price per gallon decreased due to the effect of a significant decrease in the wholesale cost of propane. In addition, retail sales volumes decreased 13.1% to 831,592,000 gallons in fiscal 2002 as compared to fiscal 2001, primarily due to the effects of the significantly warmer than normal weather and to a lesser extent the weak national economy. The heating season of fiscal 2002 (November through March) was the third warmest in recorded United States history, according to the National Oceanic and Atmospheric Administration (NOAA) data, with national average temperatures 12% warmer than normal compared to 6% colder than normal for the same period last year. During the peak winter heating season (December through February) average national temperatures were 14% warmer than normal.

     Other revenues. Other revenues decreased 5.8% in fiscal 2002 as compared to fiscal 2001, primarily due to lower appliance sales and service labor related to the effect of the weak national economy.

     Cost of product sold. Cost of product sold decreased $338,443,000 due to the significant decline in the wholesale cost of propane during fiscal 2002 and an additional $87,705,000 primarily due to the effect of the decline in retail sales volume compared to last year. The propane wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.37 per gallon during fiscal 2002 compared to an average of $0.58 per gallon for the prior year. Other major supply points in the United States also experienced significant declines in propane prices. However, cost of product sold increased $29,468,000 due to exceptional results from risk management trading activities recognized in fiscal 2001 that were not repeated in fiscal 2002. See additional discussion regarding risk management trading activities in "Quantitative and Qualitative Disclosures about Market Risk."

     Gross profit. Gross profit decreased 6.9% primarily due to the effect of a significant decrease in retail propane volumes and to a lesser extent, the decrease in results from risk management trading activities. These factors were partially offset by an increase in retail margin per gallon.

     Operating expense. Operating expense decreased 3.0% primarily due to a $12,980,000 decrease in operating expenses incurred at our retail distribution outlets generally resulting from fewer gallons delivered to customers in fiscal 2002 as compared to fiscal 2001.

     General and  administrative  expense.  General and  administrative  expense
increased   6.5%   primarily  due  to  increased   performance-based   incentive
compensation expense.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 25.8% primarily due to the implementation of SFAS No. 142, which eliminated goodwill amortization. See further discussion of the implementation  of  SFAS  No.  142  in  Note  B to  the  Consolidated  Financial
Statements.

     Equipment lease expense. Equipment lease expense decreased 20.8% due to the impact that significantly lower interest rates had on our variable rate operating leases as compared to fiscal 2001. See further discussion about these leases in "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Loss (gain) on disposal of assets and other. Loss on disposal of assets and other decreased $1,787,000 primarily due to a decrease in the activity related to the transfer of accounts receivables pursuant to the accounts receivable securitization facility. See further discussion about this facility in "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Interest expense. Interest expense decreased 3.1% primarily due to reduced borrowings and the impact that significantly lower interest rates had on our credit facility borrowings. This decrease was partially offset by the effect of the termination of an interest rate swap agreement in the fourth quarter of fiscal 2001.

     Forward looking statements. Our gross profit, operating income and net earnings each declined between 6% and 7% from fiscal 2001 to 2002. In fiscal 2002, we also recognized decreases in gas liquids and related product sales, cost of product sold, operating expenses, equipment lease expense, and depreciation and amortization expense. Warm winter weather, a significant decrease in interest rates and the elimination of goodwill amortization during fiscal 2002 largely contributed to these decreases. Assuming that the weather remains the same as in fiscal 2002 or becomes colder and that interest rates remain relatively stable, we do not anticipate similar decreases in revenue, gross profit, operating expenses and operating income as was recognized in fiscal 2002 versus fiscal 2001.

     We will implement SFAS No. 143 beginning in the fiscal year ending July 31, 2003, and expect to record a one-time reduction to earnings during the first quarter of fiscal 2003, as a cumulative change in accounting principle, of approximately $2,800,000. We believe the implementation will not have a material ongoing effect on our financial position, results of operations and cash flows. In addition, as a result of the redemption of our $160,000,000 senior secured notes in September 2002, we will reflect an approximate $7,100,000 charge to earnings related to the premium and other costs incurred to redeem the notes plus the write-off of financing costs related to the original issuance of the notes in 1996. See further discussion about this debt redemption in "Liquidity and Capital Resources - Financing Activities."

Fiscal Year Ended July 31, 2001 versus Fiscal Year Ended July 31, 2000

     Gas liquid and related product sales. Total gas liquids and related product sales increased $317,962,000 due to an increased average sales price per gallon and an additional $184,598,000 primarily due to increased retail sales volumes. The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2001, which was significantly higher as compared to fiscal 2000.

     Retail sales volumes increased 13.0% to 956,718,000 gallons in fiscal 2001 as compared to 846,664,000 gallons for the prior year, primarily due to the acquisition of Thermogas completed in December 1999 and the effect of colder weather, partially offset by the impact of customer conservation caused by the higher product cost environment. During the heating season of fiscal 2001, temperatures as reported by NOAA were 6% colder than normal as compared to temperatures 16% warmer than normal during the same period in fiscal 2000.

     Other revenues. Other revenues increased 8.9% in fiscal 2001 as compared to fiscal 2000, primarily due to the acquisition of Thermogas completed in December 1999.

     Cost of product sold. Cost of product sold increased $262,523,000 due to a significant increase in the wholesale cost of propane during fiscal 2001 and an additional $131,522,000 primarily due to the 13.0% increase in retail sales volumes delivered compared to fiscal 2000. The propane wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.58 per gallon during fiscal 2001 compared to an average of $0.45 per gallon for the prior year. Other major supply points in the United States also experienced significant increases in propane prices. Cost of product sold increased $5,093,000 due to lower gains from risk management trading activities in fiscal 2001 compared to the prior year's exceptional performance.

     Gross profit. Gross profit increased 25.8% primarily due to increased retail margins, the effect on sales related to the colder than normal weather and the acquired Thermogas operations, partially offset by lower gains from risk management trading activities. See additional discussion regarding risk management trading activities in "Quantitative and Qualitative Disclosures about Market Risk" and Note J to the Consolidated Financial Statements included elsewhere in this report.

     Operating expense. Operating expense increased 12.7% primarily due to operating expenses related to the acquired Thermogas operations and to a lesser extent the increased cost of incentives resulting from our improved financial performance. This increase was partially offset by favorable expense management related to the completed integration of the Thermogas acquisition and expense savings initiatives established late in fiscal year 2000.

     General and administrative expense. General and administrative expense increased 3.7% primarily due to incentives resulting from the improved financial performance of the company as compared to last year and due to expenses incurred related to business process reviews. Prior to the acquisition by us, Thermogas incurred in excess of $20,000,000 in general and administrative expenses per year. As a result of our acquisition of Thermogas and the complete integration of the general and administrative services into our operations, we were able to eliminate approximately 90% of these overhead costs, thus realizing the expected general and administrative cost reduction from the acquisition.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 8.3% primarily due to the change in the estimated residual values of customer and storage tanks, partially offset by the depreciation and amortization expense from the addition of property, plant and equipment and intangible assets from the Thermogas acquisition. In the first quarter of fiscal 2001, we increased the estimate of the residual values of our existing customer and storage tanks. This increase in the residual values resulted from a review by our management of tank values established through an independent tank valuation obtained in connection with a financing completed in December 1999. Due to this change in the tank residual values, depreciation expense decreased by approximately $12,000,000, compared to the depreciation that would have been recorded using the previously estimated residual values. The change in estimated residual values will continue to affect future depreciation expense as compared to the depreciation that would have been recorded using the previously estimated residual values.

     Equipment lease expense. Equipment lease expense increased 21.4% due to the addition of the $160,000,000 operating leases in December 1999, and to a lesser extent to upgrades to our truck fleet.

     Loss (gain) on disposal of assets and other. Loss on disposal of assets and other increased $6,100,000 primarily due the loss on disposal of fixed assets and losses related to the transfer of accounts receivables pursuant to the accounts receivable securitization. See Note E to the Consolidated Financial Statements included elsewhere in this report for additional information regarding the accounts receivable securitization.

     Interest expense. Interest expense increased 5.6% primarily due to the result of increased borrowings related to the Thermogas acquisition, partially offset by the effect of reduced credit facility borrowings during fiscal 2001 and interest rate savings resulting from an interest rate swap arrangement in effect during most of the fiscal year. In June 2001, the interest rate swap agreement was terminated by the counterparty. The reduced credit facility borrowings resulted primarily from the funds generated from the accounts receivable securitization facility. See discussion of the transactions between us and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Financing Activities."

     Other charges. On April 6, 2001, we announced a series of transactions that increased the cash distribution coverage to our public unitholders and modified the structure of our outstanding senior units. See additional discussion of this transaction in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities." We incurred $3,277,000 in banking, legal and other fees related to these transactions.

Liquidity and Capital Resources

     Our ability to satisfy our obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business, and weather conditions and other factors, many of which are beyond our control. During fiscal 2002 the United States experienced unusually mild temperatures that were approximately 12% warmer than normal during the winter heating season (November through March) and 14% warmer than normal during the peak winter heating season (December through February). These temperatures rank as the third warmest winter heating season and fifth warmest peak winter heating season in the National Oceanic and Atmospheric Administration's 108-year history. Moreover, the weather has been significantly warmer than normal in four of the last five winter heating seasons. Despite these challenges, we paid the minimum quarterly distribution of $0.50 on all common units on September 13, 2002, which represents the thirty-second consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

     Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season which occurs during our second and third fiscal quarters. We generate significantly lower cash flows from operations in our first and fourth fiscal quarters as compared to the second and third quarters because fixed costs exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $170,000,000 senior notes. In addition, our general partner believes that Ferrellgas, L.P. will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all common units during fiscal 2003.

     Our credit facilities, public debt, private debt, accounts receivable securitization facility and operating tank leases contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner believes that the most restrictive of these tests currently are debt incurrence limitations within the credit facility, operating tank leases and accounts receivable securitization facility and limitations on the payment of distributions within Ferrellgas Partners' senior notes. The credit facility, operating tank leases and accounts receivable securitization facility generally limit Ferrellgas, L.P.'s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Ferrellgas Partners' senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. It should be noted that none of our credit facilities, public debt, private debt, accounts receivable securitization facility or operating tank leases contain repayment provisions related to a decline in our credit rating.

     As of July 31, 2002, our general partner believes that we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal weather, a volatile energy commodity cost environment or continued economic downturn, we may not meet the applicable financial tests in future quarters. This could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

     Our future capital expenditures and working capital needs are expected to be provided by cash generated from future operations, existing cash balances, the credit facility or the accounts receivable securitization facility. To fund expansive capital projects and future acquisitions, we may borrow on our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

     Toward this purpose, on February 5, 1999, we filed a shelf registration statement with the Securities and Exchange Commission for the periodic sale of equity and/or debt securities. The registered securities are available to us for sale in the future to fund acquisitions, to reduce indebtedness or to provide funds for general corporate purposes. On June 8, 2001, we issued $89,550,000 worth of equity common units and on September 24, 2002, we issued $170,000,000 worth of debt, both pursuant to this registration statement. We currently have approximately $40,000,000 remaining available under this registration statement for the sale of registered securities in the future. See further discussion about debt issuance in "Liquidity and Capital Resources - Financing Activities."

     We also maintain a shelf registration statement with the Securities and Exchange Commission for 2,010,484 common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

     Operating   Activities.   Cash   provided  by  operating   activities   was
$152,925,000  for fiscal 2002,  compared to  $99,859,000  for fiscal 2001.  This increase is primarily due to improved working capital principally reflected in:

o the decrease in accounts receivable, net of the change in the related funding from the accounts receivable securitization facility;

o the decrease in inventory, primarily attributable to the decreased cost of propane and lower inventory volumes; and

o    the effect of timing of payments on accounts payable.


     Investing Activities. During fiscal 2002, we made cash capital expenditures of $37,516,000 consisting primarily of the following:

o technology and process enhancement initiative discussed in the following paragraph,

o    upgrading district plant facilities,

o    vehicle lease buyouts, and

o    additional propane storage tanks and cylinders.

     During fiscal 2001, we completed a review of our key business processes to identify areas where we could use technology to improve our operational efficiency. Specifically, we identified areas where we believe we can reduce operating expenses and improve customer satisfaction in the near future. These areas of opportunity include improvements to our routing and scheduling of customer deliveries, customer administration and operational workflow. During fiscal 2002, we allocated considerable resources toward these improvements, including the purchase of computer hardware and software and development of new software. The capital expenditures related to the technology and process enhancement initiative were funded primarily from excess cash generated from operations during our record financial performance in fiscal year 2001. These capital expenditures represent a substantial majority of the capital expenditures we expect to incur in connection with this initiative. We intend to fund any remaining capital requirements from cash generated from future operations or funds available from our credit facility or accounts receivable securitization facility. We incurred the following expenditures related to this initiative in fiscal 2002 and 2001.

(in thousands)
                                                                 Capital Expenditures          Expensed Items
                                                               ------------------------    ----------------------
                                                                Fiscal          Fiscal      Fiscal        Fiscal
                                                                 2002            2001        2002          2001
                                                               --------        --------    --------      --------
Development of new computer software                           $25,847            $100      $    -        $    -
Purchased computer software and licenses                         3,947               -           -             -
Computer hardware and other equipment                              276               -           -             -
Operating expense                                                    -               -       2,032             -
General and administrative expenses                                  -               -           -         1,703
                                                               --------        --------    --------      --------
Total incurred                                                  30,070             100       2,032         1,703
Less: amounts payable to vendors                                 6,956               -           -             -
                                                               --------        --------    --------      --------
Total cash used for technology initiative                      $23,114            $100      $2,032        $1,703
                                                               ========        ========    ========      ========

     Other than this initiative, our capital requirements for repair and maintenance of property, plant and equipment are expected to remain relatively low.

     We lease computers, light and medium duty trucks, tractors and trailers. We believe vehicle leasing is a cost-effective method for meeting our transportation and technology equipment needs. We purchased $860,000 of vehicles whose lease terms expired during fiscal 2002.

     We utilize an accounts receivable securitization facility for the purpose of providing us with additional short-term working capital funding, especially during the winter heating months. As part of this 364-day facility, we transfer an interest in a pool of our trade accounts receivable to Ferrellgas Receivables, LLC, our wholly-owned, qualifying special purpose entity, which sells its interest to a commercial paper conduit of Banc One, NA. We do not provide any guarantee or similar support to the collectability of these receivables. We structured the facility using a wholly-owned, qualifying special purpose entity in order to facilitate the transaction as required by Banc One, N.A. and to comply with our various debt covenants. We remit daily to this special purpose entity funds collected on its pool of trade receivables. This unconsolidated entity, together with the accounts receivable securitization facility, provide us additional working capital liquidity at interest rates approximately one-half of one percent lower than borrowings from our credit facility, based on the most recent twelve-month period. The level of funding available from this facility is currently limited to the lesser of $60,000,000 or qualified trade accounts receivable. At July 31, 2002, there was no outstanding balance from this facility. During fiscal 2002, the funding outstanding from this facility was reduced by $31,000,000 to zero. This decrease in funding resulted from our reduced liquidity needs caused primarily by the significant decrease in the amount of account receivables outstanding and lower inventory levels related primarily to the lower wholesale propane cost environment experienced for most of this fiscal year as compared to last year. We renewed this facility effective September 24, 2002, for a 364-day commitment with Banc One, N.A. In accordance with SFAS No. 140, this transaction is reflected on our Consolidated Financial Statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. See Note E to the Consolidated Financial Statements for further discussion about this facility.

     We continue to consider opportunities to expand our operations through strategic acquisitions of retail propane operations located throughout the United States. During the fiscal year ended July 31, 2002, we made total acquisition capital expenditures of approximately $10,962,000 pursuant to the acquisition of three retail propane companies. This amount was funded by approximately $6,294,000 of cash payments, the issuance of $2,325,000 in common units and $2,343,000 in notes and other consideration.

     Financing Activities. On September 24, 2002, we issued $170,000,000 of publicly-held senior notes at a fixed rate of 8.75% due 2012. Interest is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2002. These new notes are unsecured and not redeemable before June 15, 2007, except under specific circumstances. We used the proceeds from the new senior note issuance to repurchase and redeem our $160,000,000 9.375% fixed rate senior secured notes due 2006, including related premiums, fees, accrued and unpaid interest and tender consent payments.

     We paid the required quarterly distribution on the senior units and the minimum quarterly distribution on all common units, as well as general partner interests, totaling $84,075,000 and $69,125,000 in fiscal 2002 and fiscal 2001, respectively. The increase in cash distributions from fiscal 2001 to fiscal 2002 is primarily due to:

o a full year of cash distributions paid in fiscal 2002 on the 4,500,000 common units issued in June 2001; and

o cash distributions paid on the senior units for a full year in fiscal 2002 as compared to in-kind distributions paid for two quarters in fiscal 2001. On September 13, 2002, we paid our fourth fiscal quarter cash distribution of $1.00 and $0.50 per senior and common unit, respectively.

     On June 8, 2001, we received $84,865,000, net of issuance costs, pursuant to the issuance of 4,500,000 common units to the public. We used these proceeds to redeem 2,048,697 senior units, to pay the related accrued senior unit distribution and to pay related common unit issuance fees.

     On April 6, 2001, we announced a series of transactions that increased the cash distribution coverage to our public common unitholders and modified the structure of our outstanding senior units. In addition, we announced that an entity owned by our general partner's Chairman, Chief Executive Officer and President, James E. Ferrell, purchased all the outstanding senior units from The Williams Companies for a purchase price of $195,529,000 plus accrued and unpaid distributions. We pay the senior units a quarterly cash distribution equivalent to 10 percent per annum of the liquidating value. We can redeem the senior units at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to various events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by our partnership agreement. Such conversion rights are contingent upon us not previously redeeming such securities. Also, Ferrell Companies granted us the option, until December 31, 2005, to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36,000,000. As of July 31, 2002, we have not elected to defer any common unit distributions due Ferrell Companies.

     Our credit facility, which expires June 30, 2003, is an unsecured facility and consists of the following:

o a $117,000,000 working capital, general corporate and acquisition facility, including a letter of credit sub-facility, and

o a $40,000,000 revolving working capital facility, which is subject to an annual reduction in outstanding balances to zero for thirty consecutive days.

We intend to renew this facility before June 30, 2003, however, there are no assurances that the new facility will be renewed or on terms at least as favorable as the existing agreement. All borrowings under the credit facility bear interest, at the borrower's option, at a rate equal to either London Interbank Offered Rate plus an applicable margin, based upon our debt to cash flow ratio, varying from 1.25 percent to 2.25 percent or the bank's base rate plus an applicable margin varying from 0.25 percent to 1.25 percent. The bank's base rates at July 31, 2002 and July 31, 2001 were 4.75% and 6.75%, respectively. See "Investing Activities" for a discussion of additional cash availability related to the accounts receivable facility agreement.

     At July 31, 2002, $40,614,000 of letters of credit were outstanding under this credit facility. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, and to a lesser extent, risk management activities. Based on the pricing grid contained in the credit facility, the current borrowing rate for future borrowings under the credit facility is either the bank's base rate plus 0.75% or LIBOR plus 1.75%. Effective July 16, 2001, the credit facility was amended to increase the letter of credit sub-facility availability from $60,000,000 to $80,000,000.

     At July 31, 2002, we had a total of $176,386,000 of funding available under two facilities:

o $116,386,000 available for general corporate, acquisition and working capital purposes under the credit facility, and

o    $60,000,000   of   funding   available   from   the   accounts   receivable
     securitization facility.

We believe that the liquidity available from these facilities will be sufficient to meet our future working capital needs. However, if we were to experience an unexpected significant increase in working capital requirements, this need could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

o    a significant increase in the cost of propane,

o    a significant delay in the collections of accounts receivable,

o increased volatility in energy commodity prices related to risk management activities,

o    increased liquidity requirements imposed by insurance providers,

o    a significant downgrade in our credit rating, or

o    decreased trade credit.

If one or more of these events caused a significant use of available funding, we would consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives could be implemented.

     In December 1999, we entered into a $25,000,000 operating lease involving a portion of our customer tanks. Also in December 1999, we assumed a $135,000,000 operating lease involving a portion of the Thermogas acquisition related customer tanks. Both arrangements utilize a structure referred to as a synthetic operating lease, using a special purpose entity as lessor and Ferrellgas, L.P. as lessee; thus, the assets and liabilities of the special purpose entities are not included in our Consolidated Balance Sheet. We made $8,819,000 of rent payments related to these leases for the most recent twelve-month period. Both arrangements have terms that expire June 30, 2003, and may be extended for two additional one-year periods at the option of Ferrellgas, L.P., if such extension is approved by the lessor. Prior to the end of the lease terms, we intend to secure additional financing in order to either lease or purchase the related customer tanks. No assurances can be given that such financing will be obtained or, if obtained, such financing will be on terms equally favorable to us. See further discussion about these lease arrangements in "Investing Activities."

     The following table summarizes our long-term debt obligations as of July 31, 2002:

     (in thousands)                                          Principal Payments due by Pay Period
                                            ------------------------------------------------------------------------

                                                          Less than                                      After
                                               Total        1 year      1-3 years      4-5 years        5 years
                                            ------------ ------------- ------------ ---------------- ---------------
     Long-term debt, including current
     portion of long-term debt                $706,177      $2,319       $4,433         $330,352        $369,073


     The following table summarizes our long-term debt obligations as of July 31, 2002, and after the September 24, 2002 issuance of the $170,000,000 fixed rate senior notes and related repurchase and redemption of the $160,000,000 fixed rate senior secured notes:


     (in thousands)                                          Principal Payments due by Pay Period
                                            ------------------------------------------------------------------------
                                                          Less than                                      After
                                               Total        1 year      1-3 years      4-5 years        5 years
                                            ------------ ------------- ------------ ---------------- ---------------
     Long-term debt, including
     current portion of long-term debt         $716,177     $2,319       $4,433         $170,352        $539,073


     In addition, we lease property, computer equipment, light and medium duty trucks, tractors and trailers. We account for these arrangements as operating leases. See further discussion about these leases in "Investing Activities." The following tables summarize our future minimum rental commitments under non-cancelable operating lease agreements as of July 31, 2002. The summary presents the future minimum rental payments and, should we elect to do so, the buyout amounts necessary to purchase the equipment at the end of the lease terms.


     (in thousands)                                        Future Minimum Rental and Buyout Amounts
                                              -------------------------------------------------------------------

                                                             Less than                                 After
                                                 Total        1 year      1-3 years     4-5 years     5 years
                                              ------------- ------------ ------------- ------------ -------------
     Operating leases rental payments           $68,575       $26,986       $23,701      $13,248        $4,640
     Operating leases buyouts                   $178,658      $158,577       $8,843       $9,020        $2,218


     Historically, we have been successful in renewing some of our leases subject to buyouts. However, there is no assurance that we will be successful in the future. The large buyout amount in fiscal 2003 primarily relates to the previously discussed operating tank leases. These two leases have terms that expire June 30, 2003, and may be extended for two additional one-year periods at the option of Ferrellgas, L.P., if such extension is approved by the lessor. We intend to secure additional financing in order to either lease or purchase the related tanks. See Note L to the Consolidated Financial Statements included elsewhere in this report for additional information regarding these leases.

     At July 31, 2002, we had no borrowings outstanding on our credit facility. We had letters of credit outstanding in the amount of $40,614,000 used primarily to cover obligations relating to requirements for insurance coverage. At July 31, 2002, we did not have any funding from our accounts receivable securitization facility. As of July 31, 2002, in addition to the inventory on hand, we had committed to make delivery of approximately 7,061,000 gallons at a fixed price.

Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for the fiscal year ended July 31, 2002. This table summarizes the contracts where settlement has not yet occurred:

                                                                                      Fiscal year ended
(in thousands)                                                                          July 31, 2002
                                                                                      -----------------
Unrealized (losses) in fair value of contracts outstanding at July 31, 2001               $(12,587)
Other unrealized gains and (losses) recognized                                              (6,148)
Less: realized gains and (losses) recognized                                               (14,166)
                                                                                      -----------------
Unrealized (losses) in fair value of contracts outstanding at July 31, 2002               $ (4,569)
                                                                                      =================


     The following table summarizes the maturity of these contracts for the valuation methodologies we utilize as of July 31, 2002. This table summarizes the contracts from risk management trading activities where settlement has not yet occurred:


(in thousands)                                                     Fair Value of Contracts at Period-End
                                                                ---------------------------------------------
                                                                                          Maturity greater
                                                                                           than 1 year and
                                                                 Maturity less than      less than 18 months
Source of Fair Value                                                   1 year
------------------------------------------------------------    ---------------------    --------------------
Prices actively quoted                                                $  (328)                   $ -
Prices provided by other external sources                              (4,225)                   (16)
Prices based on models and other
  valuation methods                                                      -                         -
                                                                ---------------------    --------------------
Unrealized (losses) in fair value of contracts
  outstanding at July 31, 2002                                        $(4,553)                  $(16)
                                                                =====================    ====================


See additional discussion about market, counterparty credit and liquidity risks related to the our risk management trading activities and other risk management activities in "Quantitative and Qualitative Disclosures about Market Risk."

Disclosures about Effects of Transactions with Related Parties

     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These costs, which totaled $197,863,000 for the year ended July 31, 2002, include compensation and benefits paid to officers and employees of our general partner who perform services on our behalf and general and administrative costs.

     On December 12, 2001, we issued 37,487 common units to Ferrell Propane, Inc., a subsidiary of our general partner in connection with our acquisition of Blue Flame Bottle Gas (see Note P to the Consolidated Financial Statements.) The common unit issuance compensated Ferrell Propane for its retention of $725,000 of certain tax liabilities of Blue Flame.

     During fiscal 2002, we paid JEF Capital Management $776,445 to redeem a total of 19,411 senior units and $11,192,000 in senior unit distributions. In a noncash transaction, we accrued a senior unit distribution of $2,782,211 that we paid to JEF Capital Management on September 13, 2002.

     Ferrell International Limited and FI Trading, Inc. are beneficially owned by James E. Ferrell and thus are our affiliates. We enter into transactions with Ferrell International Limited and FI Trading in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During fiscal 2002, we recognized net receipts from purchases, sales and commodity derivative transactions of $10,692,000. These net purchases, sales and commodity derivative transactions with Ferrell International Limited and FI Trading, Inc. are classified as cost of product sold. Amounts due from (to) Ferrell International Limited at July 31, 2002 were $396,000 and $(266,000), respectively.

     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

     See both Item 13 "Certain relationships and related transactions" and Note K to the Consolidated Financial Statements for additional discussion.

Adoption of New Accounting Standards

     The Financial Accounting Standards Board recently issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities."

     SFAS No. 141 requirements include, among other things, that all business combinations be accounted for by a single method - the purchase method. It applies to all business combinations initiated after June 30, 2001. We have historically accounted for business combinations using the purchase method, therefore, this new standard will not have a substantial impact on how we account for future business combinations.

     SFAS No. 142 modifies the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. Also some intangibles were reclassified to goodwill. We adopted SFAS No. 142 beginning in the first quarter of fiscal 2002. Although there was no cash flow effect, our amortization expense decreased by $10,600,000 in fiscal 2002, compared to the amortization that would have been recorded had the new accounting standard not been issued. This new standard also required us to test goodwill for impairment at the time the standard was adopted and also on an annual basis. The results of these impairment tests did not have a material effect on our financial position, results of operations and cash flows. We did not recognize any impairment losses as a result of these tests.

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. We will implement SFAS No. 143 beginning in the fiscal year ending July 31, 2003, and expect to record a one-time reduction to earnings during the first quarter of fiscal 2003, as a cumulative change in accounting principle, of approximately $2,800,000. This charge relates to the estimated expenditures that will be incurred by us in the future primarily to close our underground storage facilities. We believe the implementation will not have a material ongoing effect on our financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. We will implement SFAS No. 144 beginning in the fiscal year ending July 31, 2003, and believe the implementation will not have a material effect on our financial position, results of operations and cash flows.

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the results of operations. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangible assets of motor carriers and accounting for lease modifications do not currently apply to us. We will implement SFAS No. 145 beginning in the fiscal year ending July 31, 2003, and believe the implementation will not have a material effect on our financial position, results of operations and cash flows.

     SFAS No. 146 modifies the financial accounting and reporting for costs associated with exit or disposal activities. This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, the statement requires the liability to be recognized and measured initially at fair value. Under previous rules, a liability for an exit cost was recognized at the date of the entity's commitment to an exit plan. We adopted and implemented SFAS No. 146 for any exit or disposal activities that are initiated after July 31, 2002. We believe the implementation will not have a material effect on our financial position, results of operations and cash flows.

New Federal Legislation

     The Public Company Accounting Reform and Investor Protection Act of 2002 was enacted by the United States Congress on July 30, 2002. This Act covers a wide variety of issues and its provisions will become effective at different times generally when implementing regulations become effective, at 30, 60, 180 or 360 days after enactment depending on the specific provision. It is important to note, however, that a number of the Act's provisions became effective on July 30, 2002.

     Highlights of this legislation as it applies to us include:

o certification of the periodic reports by the chief executive officer and chief financial officer;

o restrictions on insider trading of our partnership units and quicker reporting of insider trades in our partnership units;

o    prohibition of company loans to executives;

o future periodic reports will contain an internal control assessment by management and the independent public accountants will attest to this assessment;

o    adoption of a code of ethics for senior financial officers;

o the audit committee will establish procedures to handle complaints about accounting matters, including the confidential submission by employees;

o independent public accountants are prohibited from providing certain non-audit related activities to audit clients;

o all audit and non-audit services provided to the company by its independent public accountant will be pre-approved by the audit committee; and

o increased communication between the audit committee and the independent public accountants.

There are many other aspects of this Act which will not directly apply to our company and other aspects which will have only a minor effect. We will continue to review this Act and forthcoming regulations as they are published.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the Consolidated Financial Statements. We evaluate our policies and estimates on an on-going basis. Our Consolidated Financial Statements may differ based upon different estimates and assumptions.

     We  discuss  our  significant   accounting   policies  in  Note  B  to  the
Consolidated Financial Statements. We believe the following are our critical accounting policies:

Depreciation of Property, Plant and Equipment

     We calculate depreciation using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our assets could have a material effect on results of operations.

Amortization of Intangible Assets

     We calculate amortization using either straight-line or accelerated methods over periods ranging from two to 15 years. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. Changes in the amortization methods or asset values could have a material effect on results of operations.

Fair Value of Derivative Commodity Contracts

     We enter into commodity forward, futures, swaps and options contracts involving propane and related products, which, in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," are not accounting hedges, but are used for risk management trading purposes. To the extent such contracts are entered into at fixed prices and thereby subject us to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried in the Consolidated Balance Sheets at fair value with changes in value recognized in earnings. We classify all gains and losses from these derivative contracts entered into for risk management trading purposes as cost of product sold in the Consolidated Statements of Earnings. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on results of operations. For further discussion of derivative commodity contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations", "Liquidity and Capital Resources - Disclosures about Risk Management Activities Accounted for at Fair Value" and "Quantitative and Qualitative Disclosures about Market Risk" and Note J to the Consolidated Financial Statements.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices. Our risk management trading activities utilize various types of energy commodity forward contracts, options, swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. We include the results from our risk management trading activities in our discussion and analysis of cost of product sold. Our other risk management activities, specifically our supply procurement activities, also utilize over-the-counter energy commodity forward contracts to limit overall price risk and options to hedge our exposure to inventory price movements. We include the results from these other risk management activities in cost of product sold and in our discussion and analysis of retail margin per gallon.

     Market risks associated with energy commodities are monitored daily by senior management for compliance with our risk management policies. These policies include specific dollar exposure limits, limits on the term of various contracts and volume limits for various energy commodities. We also utilize loss limits and review our positions daily where we remain exposed to market risk, so as to manage exposures to changing market prices.

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of each limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a decline in our credit rating.

     Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options used in our risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $1,100,000 and $8,000,000 for risk management trading activities and $80,000 and $1,400,000 for other risk management activities as of July 31, 2002 and 2001, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

     Additionally, we seek to mitigate our variable rate interest rate risk exposure on operating leases by entering into interest rate cap agreements. At July 31, 2002 and 2001, we had $156,000,000 and $157,600,000 outstanding, respectively, in variable rate operating leases and an equal amount of interest rate cap agreements outstanding to hedge the related variable rate exposure. Thus, assuming a one percent increase in our variable interest rate, the interest rate risk related to the operating leases and the associated interest rate cap agreements would be a loss in future earnings of $1,553,000 and $1,569,000 in fiscal 2002 and 2001, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our Consolidated Financial Statements and the Independent Auditors' Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note R to the Consolidated Financial Statements for Selected Quarterly Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III
                                   ----------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Our Management

     Ferrellgas, Inc. manages and operates our activities and anticipates that its activities will be limited to that management and operation. We do not directly employ any of the persons responsible for our management or operations, rather, these individuals are employed by Ferrellgas, Inc. Unitholders do not directly or indirectly participate in our management or operations.

Audit Committee

     Ferrellgas, Inc. has appointed persons who are neither officers nor employees of Ferrellgas, Inc. or its affiliates to serve on its audit committee. The audit committee includes one member who is a financial expert. Michael F. Morrissey is the retired Managing Partner of Ernst & Young's Kansas City, Missouri office. At the request of Ferrellgas, Inc., the audit committee has the authority to review specific matters, which Ferrellgas, Inc. believes may be a conflict of interest with us. The audit committee determines if the resolution of that conflict as proposed by Ferrellgas, Inc. is fair and reasonable to us. In addition, the audit committee has the authority and responsibility for selecting our independent public accountants, reviewing our annual audit and resolving accounting policy questions. Any matters approved by the audit committee are conclusively deemed to be fair and reasonable to us, approved by all our unitholders and not a breach by Ferrellgas, Inc. of any duties it may owe us or our unitholders.

Directors and Executive Officers of the General Partner

     The following table sets forth certain information with respect to the directors and executive officers of Ferrellgas, Inc. as of September 30, 2002. Each of the persons named below is elected to their respective office or offices annually.

                                                           Director
Name                                            Age          Since       Position
----                                            ---        --------      --------
James E. Ferrell                                63           1984        Chairman of the Board, Chief Executive
                                                                         Officer, President and a Director of
                                                                         Ferrellgas, Inc.

Patrick J. Chesterman                           52            n/a        Executive Vice President and Chief
                                                                         Operating Officer

Kevin T. Kelly                                  37            n/a        Senior Vice President and Chief
                                                                         Financial Officer

Kenneth A. Heinz                                38            n/a        Vice President of Corporate Development

A. Andrew Levison                               46           1994        Director of Ferrellgas, Inc.

Elizabeth T. Solberg                            63           1998        Director of Ferrellgas, Inc.

Michael F. Morrissey                            60           1999        Director of Ferrellgas, Inc.

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

     Patrick J. Chesterman--Mr. Chesterman was named Executive Vice President and Chief Operating Officer of Ferrellgas, Inc. in June 2000. He had been Executive Vice President and Chief Operating Officer, Ferrell North America since April 1998 after having served as Senior Vice President, Supply since September 1997. After joining Ferrellgas, Inc. in June, 1994, he had one-year assignments as Vice President - Retail Operations, Director of Field Support and Director of Human Resources.

     Kevin T. Kelly--Mr. Kelly was named Senior Vice President in October 2000 and Chief Financial Officer in May 1998. After joining Ferrellgas, Inc. in June 1996, he served as Director of Finance and Corporate Controller until May 1998.

     Kenneth A. Heinz--Mr. Heinz was named Vice President of Corporate Development in November 2001. After joining Ferrellgas, Inc. in November, 1996, he served as Manager of Taxation, Director of Finance and Taxation, and Vice President of Finance and Corporate Development.

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

Compensation of the General Partner

     Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:

o    distributions on its combined 2% general partner interest in us, and

o reimbursement for all direct and indirect costs and expenses incurred on our behalf, all selling, general and administrative expenses incurred by our general partner on our behalf and all other expenses necessary or appropriate to the conduct of our business and allocable to us. The selling, general and administrative expenses reimbursed include specific employee benefits and incentive plans for the benefit of the executive officers and employees of our general partner.

Compliance with Section 16(a) of the Securities and Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires Ferrellgas, Inc.'s officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Commission. Officers, directors and unitholders with greater than 10% ownership are required by the Commission's regulation to furnish Ferrellgas, Inc. with copies of all Section 16(a) forms.

     Based solely on its review of the copies of such forms received by Ferrellgas, Inc., or written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required for those persons, Ferrellgas, Inc. believes that during fiscal year 2002 all filing requirements applicable to its officers, directors, or beneficial owners with greater than 10% ownership were met in a timely manner.

ITEM 11.      Executive Compensation.

   Summary Compensation Table

     The following table sets forth the compensation for the past three fiscal years of Ferrellgas, Inc.'s chief executive officer and the three most highly compensated executive officers other than the chief executive officer, who were serving as executive officers at the end of the 2002 fiscal year.

                                                                                    Long-Term Compensation
                                                                                  ------------------------------
                                           Annual Compensation                        Awards        Pay-outs
                                         --------------------------------------  ---------------------------------
                                                                       Other        Securities     Long-Term    All Other
                                                                      Annual        Underlying     Incentive     Compen-
            Name and                       Salary      Bonus (1)      Compen-        Options        Payouts       sation
       Principal Position         Year       ($)          ($)       sation $(2)      (#) (3)          ($)          ($)
--------------------------------- ------ ------------ ------------ ------------  --------------  -------------  -------------
James E. Ferrell (4)               2002      500,000     500,000        ---            ---            ---            14,674 (6)
   Chairman, Chief Executive       2001      431,075   1,000,000        ---          1,050,000        ---             9,682
    Officer and President

Patrick J. Chesterman              2002      322,000      300,000         3,403        ---            ---            17,227 (6)
   Executive Vice President,       2001      285,900      425,000         2,134         90,000        ---             8,714
    And Chief Operating Officer    2000      212,646      202,125         1,780         50,000        ---            13,701

Kevin T. Kelly                     2002      221,000      200,000         3,403        ---            ---             9,231 (6)
  Senior Vice President and        2001      180,000      208,000         2,104        120,000        ---             9,619
  Chief Financial Officer          2000      160,319       75,000         1,686         75,000        ---             8,184

Kenneth A. Heinz (5)               2002      171,800      125,000         3,403        ---            ---             6,936 (6)
  Vice President of
  Corporate Development


(1) Awards under bonus plans are for the year reported, regardless of the year paid.

(2) All amounts represent the value of shares contributed to each individual's Employee Stock Ownership Plan account.

(3) The awards are grants of unit options from the Ferrellgas, Inc. Unit Option Plan and stock options from the Incentive Compensation Plan, a stock option plan of Ferrell Companies (see below for unit option and stock option grant tables).

(4) On October 5, 2000, James E. Ferrell was named the Chief Executive Officer, President and Director of Ferrellgas, Inc. and affiliates.

(5) Kenneth A. Heinz was named Vice President of Corporate Development in November 2001.

(6) Includes for Mr. Ferrell contributions of $14,674 to the employee's 401(k) and profit sharing plans. Includes for Mr. Chesterman contributions of $16,482 to the profit sharing plans and compensation of $745 resulting from the payment of life insurance premiums. Includes for Mr. Kelly contributions of $9,231 to the employee's 401(k) and profit sharing plans. Includes for Mr. Heinz contributions of $6,619 to the employee's 401(k) and profit sharing plans and compensation of $317 resulting from the payment of life insurance premiums.


Ferrellgas, Inc. and James M. Hake, the former Senior Vice President, Administration of Ferrellgas, Inc. and affiliates, negotiated a termination of his employment effective November 30, 2001. As part of this mutual agreement, Mr. Hake was paid an amount equal to two times his then current salary plus $100,000.

Unit Options

     The Second Amended and Restated Ferrellgas Unit Option Plan grants employees unit options to purchase our common units. The original Unit Option Plan was adopted in and became effective August 1994 and was most recently amended effective April 2001. The purpose of the Unit Option Plan is to encourage certain employees of Ferrellgas, Inc. to develop a proprietary interest in our growth and performance, to generate an increased incentive to contribute to our future success and prosperity, thus enhancing our value for the benefit of our Unitholders, and to enhance the ability of Ferrellgas, Inc. to attract and retain key individuals who are essential to our progress, growth and profitability.

     As of July 31, 2002, we had outstanding 1,075,400 unit options, with a weighted average exercise price of $18.15 per option, to purchase our common units. The options generally vest over a five-year period, and expire on the tenth anniversary of the date of the grant. As of July 31, 2002, 594,725 of the unit options outstanding were exercisable.

     There were no grants of unit options during the 2002 fiscal year.

     The following table lists information on the CEO and named executive officers' exercisable/unexercisable unit options as of July 31, 2002.

                    AGGREGATED UNIT OPTION IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                                              Number of
                                                                              Securities              Value of
                                                                              Underlying             Unexercised
                                                                             Unexercised            In-The-Money
                                                                          Options at Fiscal       Options at Fiscal
                                                                             Year End (#)           Year End ($)
                                                                          -------------------    --------------------
                                         Units
                                      Acquired on          Value             Exercisable/           Exercisable/
 Name                                Exercise (#)       Realized ($)        Unexercisable           Unexercisable
 -------------------------------     --------------    ---------------    -------------------    --------------------
  James E. Ferrell                         0                 0              60,000/240,000          60,000/240,000
  Patrick J. Chesterman                    0                 0               48,000/72,000           24,300/72,000
  Kevin T. Kelly                           0                 0               29,000/76,000           19,000/76,000
  Kenneth A. Heinz                         0                 0               19,200/60,800           15,200/60,800


Employee Stock Ownership Plan

     On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the Employee Stock Ownership Plan is to provide employees of Ferrellgas, Inc. an opportunity for ownership in Ferrell Companies, and indirectly, us. Ferrell Companies makes contributions to the Employee Stock Ownership Plan which allows a portion of the shares of Ferrell Companies owned by the Employee Stock Ownership Plan to be allocated to employees' accounts over time.

   Incentive Compensation Plan

     Also  on  July  17,  1998,  the  Ferrell  Companies,  Inc.  1998  Incentive
Compensation Plan was established by Ferrell Companies, Inc. to allow upper-middle and senior level managers of Ferrellgas, Inc. to participate in the equity growth of Ferrell Companies. Pursuant to this Incentive Compensation Plan, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies.

     There were no grants of Incentive Compensation Plan options to named officers during the 2002 fiscal year.

     The Ferrell Companies stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies debt, but in no event later than 20 years from the date of issuance.

     The following table lists information on the CEO and named executive officers' exercisable/unexercisable stock options as of July 31, 2002.

 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                                                               Value of
                                                                   Number of                 Unexercised
                                                             Securities Underlying           In-The-Money
                                                              Unexercised Options         Options at Fiscal
                                                            At Fiscal Year End (#)           Year End ($)
                                                           --------------------------    ---------------------
                               Shares      Value
                            Acquired on    Realized              Exercisable/                Exercisable/
Name                        Exercise (#)      ($)                Unexercisable              Unexercisable
-------------------------- --------------- -----------     --------------------------    ---------------------
James E. Ferrell                 0             0                   0/750,000                  0/2,242,500
Patrick J. Chesterman            0             0                   0/250,000                    0/949,000
Kevin T. Kelly                   0             0                   0/250,000                    0/985,000
Kenneth A. Heinz                 0             0                   0/220,000                    0/823,000

   Profit Sharing Plan

     The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both profit sharing and matching contributions. All full-time employees of Ferrell Companies or any of its direct or indirect wholly-owned subsidiaries with at least one year of service are eligible to participate in the profit sharing plan. With the establishment of the employee stock ownership plan in July 1998, we suspended future profit sharing contributions to the plan beginning with fiscal year 1998. The plan also has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the plan. The plan also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the ESOP.

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

   Employment Agreements

     In April 2001, the independent board of directors modified the amount of compensation paid to Mr. James E. Ferrell as Chairman, Chief Executive Officer and President of Ferrellgas, Inc. pursuant to Mr. Ferrell's existing employment agreement dated July 17, 1998. Effective September 1, 2002, Mr. Ferrell's annual salary was increased to $635,000. He is also entitled to an annual bonus, the amount to be determined in the sole discretion of the independent board members. In addition to his compensation, Mr. Ferrell participates in our various employee benefit plans, with the exception of the employee stock ownership plan.

     Pursuant to the terms of Mr. Ferrell's employment agreement, in the event of a termination without cause, resignation for cause or a change of control of Ferrell Companies or Ferrellgas, Inc., Mr. Ferrell is entitled to a cash amount equal to three times the greater of 125% of his current base salary or the average compensation paid for the prior three fiscal years.

     Mr. Ferrell's agreement contains a non-compete provision for the period of time, following his termination of employment, equal to the greater of five years or the time in which certain outstanding debt of Ferrell Companies is paid in full. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to our business.

     During the first quarter of fiscal 2001, Patrick J. Chesterman and Kevin T. Kelly each entered into three-year employment agreements. The employment agreements state that Messrs. Chesterman and Kelly will receive an annual salary of not less than $285,000 and $180,000, respectively. In addition to receiving an annual salary, each are entitled to a bonus based on our earnings and individual performance.

     Pursuant to the terms of each employment agreement, in the event of a termination without cause or resignation for cause, Messrs. Chesterman and Kelly are entitled to a cash amount equal to two times their current base salary. If a change of control of Ferrell Companies or Ferrellgas, Inc. occurs, each will receive a cash termination benefit equal to two and a half times the greater of 125% of his current base salary or the average compensation paid for the prior three fiscal years.

     Messrs. Chesterman and Kelly's agreements contain non-compete provisions for a period of two years following their termination of employment. The non-compete provisions provide that they shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to our business.

   Compensation of Directors

     Ferrellgas, Inc. does not pay any additional remuneration to its employees for serving as directors. Directors who are not employees of Ferrellgas, Inc. receive an annual retainer of $16,000. They also receive a fee per meeting of $1,000 if they attend in person and $500 if they participate by telephone, plus reimbursement for out-of-pocket expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of September 30, 2002, regarding the beneficial ownership of our common units by beneficial owners that are directors and named executive officers of Ferrellgas, Inc., and all directors and executive officers of Ferrellgas, Inc. as a group. Ferrellgas, Inc. knows of no other person beneficially owning more than 5% of the common units. The senior units currently are not voting securities of the Partnership and therefore are not presented in the table below.

Ferrellgas Partners, L.P.
-------------------------

                                                                                Units
                                                                             Beneficially        Percentage of
Title of Class         Name and Address of Beneficial Owner                     Owned                Class
---------------------  --------------------------------------------------  -----------------    -----------------
Common Units           Employee Stock Ownership Trust                            17,855,087           49.5
                       James E. Ferrell                                              75,000              *
                       Patrick J. Chesterman                                         48,200              *
                       Kenneth A. Heinz                                              19,500              *
                       Kevin T. Kelly                                                29,700              *
                       Elizabeth T. Solberg                                           8,200              *
                       A. Andrew Levison                                             35,300              *
                       Michael F. Morrissey                                             775              *
                       All Directors and Executive Officers as a Group              216,675              *

*    Less than one percent


     Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Securities Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within 60 days. See the Aggregated Unit Option Exercises In Last Fiscal Year And Fiscal Year End Option Values table above for the number of common units that could be acquired by named executive officers through exercising common unit options.

     The address for LaSalle National Bank, the trustee for the Ferrell Companies, Inc. Employee Stock Ownership Trust is 125 S. LaSalle Street, 17th Floor, Chicago, Illinois, 60603. The common units owned by the Employee Stock Ownership Trust includes 17,803,883 Common Units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of Ferrellgas, Inc.

Equity Plan Compensation Information

     The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2002. The plan is our only equity compensation plan that grants equity of Ferrellgas Partners, L.P. to its participants. In addition to the information set forth below, see Note N to the Consolidated Financial Statements for additional information about the plan.

                                                                                       Number of securities remaining
                                                                                       remaining available for future
                             Number of securities to be      Weighted-average          issuance under equity
                             issued upon exercise of         exercise price of         compensation plans
                             outstanding options,            outstanding options,      (excluding securities
Plan category                warrants and rights             warrants and rights       reflected in the first column)
-------------------------    --------------------------      --------------------      ------------------------------
Equity compensation plans
approved by security
holders                                   -                            -                             -

Equity compensation plans
not approved by security              1,075,400                     $18.15                        274,600 (1)
holders
                             --------------------------      --------------------      -------------------------------
Total                                 1,075,400                     $18.15                           274,600
                             ============================    ====================      ===============================

(1) This number may be increased upon the occurrence of particular events. See narrative below.

     The Second Amended and Restated Ferrellgas Unit Option Plan was initially adopted by the Board of Directors of our general partner and became effective in August 1994 and was subsequently amended effective March 1995 and April 2001. The plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan by our common unitholders was not required.

     The purpose of the plan is to encourage selected employees of Ferrellgas, Inc. to:

o    develop a proprietary interest in our growth and performance;

o generate an increased incentive to contribute to our future success and prosperity, thus enhancing our value for the benefit of our common unitholders; and

o enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.

     The plan is to be administered either by an option committee of the Board of Directors of our general partner that is composed of not less than two directors who are "non-employee directors" within the meaning of Rule 16b-3 of the Exchange Act or by the Board of Directors itself. The Board of Directors, which currently has three "non-employee directors," has not yet designated such an option committee and therefore currently administers the plan. The Board of Directors has however designated an employee committee to recommend to it at various times throughout the year the number of unit options to be granted and to whom such unit options should be granted. The Board of Directors then votes upon such recommendations.

     Subject to the terms of the plan and applicable law, the administrator of the plan has the sole power, authority and discretion to:

o    designate the employees who are to be participants in the plan;

o    determine the number of unit options to be granted to an employee;

o    determine the terms and conditions of any unit option;

o interpret, construe and administer the plan and any instrument or agreement relating to a unit option granted under the plan;

o establish, amend, suspend, or waive such rules and regulations and appoint such agents as it deems appropriate for the proper administration of the plan;

o make a determination as to the right of any person to receive payment of (or with respect to) a unit option; and

o make any other determinations and take any other actions that the administrator deems necessary or desirable for the administration of the plan.

     Generally,  all  of  the  directors,   officers,  and  other  employees  of
Ferrellgas, Inc., or an affiliate of Ferrellgas, Inc., are eligible for participation in the plan. Grants to a member of the Board of Directors or the option committee are permitted provided that the grantee recuses themselves from the vote relating to such unit option grant. Grants may be made to the same employee on more than one occasion and the terms and provisions of grants to the same employee or to different employees need not be the same. The plan allows for the granting of only non-qualified unit options and in no event shall the term of any unit option exceed a period of ten years from the date of its grant. Unit options, to the extent vested as of the date the holder thereof ceases to be an employee of Ferrellgas, Inc. or one of its affiliates, will remain the property of the holder until the unit options are exercised or expire. Unit options, to the extent not vested as of the date the holder ceases to be an employee, are automatically canceled. Unit options or rights thereunder are not assignable, alienable, saleable or transferable by a holder otherwise than by will or by the laws of descent and distribution. It is intended that the plan and any unit option granted to a person subject to Section 16 of the Exchange Act meet all of the requirements of Rule 16b-3 of the Exchange Act.

     To comply with the rules of the New York Stock Exchange, no single officer or director may acquire under the plan more than 314,895 common units. In addition, all common units available for issuance under this plan, together with any common units available for issuance under any other employee benefit plan, of which there are currently none, shall not exceed 1,574,475 common units.

     Although the number of unit options currently available for issuance under the plan is limited to 1,350,000, under particular circumstances that would result in a significant dilution of the rights of the participants in the plan, the administrator of the plan may make appropriate adjustments in the maximum number of common units issuable under the plan to reflect the effect of such circumstance and may make appropriate adjustments to the number of common units subject to, and/or the exercise price of, each outstanding unit option.

     The administrator has the discretion to cancel all or part of any outstanding unit options at any time. Upon any such cancellation we will pay to the holder with respect to each cancelled unit option an amount in cash equal to the excess, if any, of (i) the fair market value of a common unit, at the effective date of such cancellation, over (ii) the unit option exercise price. In addition, the administrator has the right to alter or amend the plan or any part thereof from time to time; provided, however, that no change in any unit option already granted may be made which would impair the rights of the holder thereof without the consent of the holder. The administrator may also in its discretion terminate the plan at any time with respect to any common units for which a unit option has not yet been granted. There is currently no fixed termination date for the plan. If a plan for our complete dissolution is adopted or our unitholders approve an agreement for our sale or disposition of all or substantially all of our assets, then upon such adoption or approval all or a portion, in the sole discretion of the administrator, of a holder's unit options outstanding as of the date of that adoption or approval shall be immediately and fully vested and exercisable and may be exercised within one year from the date of that adoption or approval.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Set forth below is a discussion of certain relationships and related transactions among our affiliates.

     We have no employees and are managed and controlled by Ferrellgas, Inc. Pursuant to our partnership agreement, Ferrellgas, Inc. is reimbursed for all direct and indirect expenses incurred or payments made on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by Ferrellgas, Inc. in connection with operating our business. These costs, which totaled $197,863,000 for the year ended July 31, 2002, include compensation and benefits paid to officers and employees of Ferrellgas, Inc. who perform services on our behalf and related general and administrative costs. In addition, the conveyance of the net assets of Ferrellgas, Inc. to us upon our formation included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of Ferrellgas, Inc. who perform services on our behalf.

     The Chairman, Chief Executive Officer and President, James E. Ferrell beneficially owns all of our outstanding senior units at July 31, 2002. During fiscal 2002, we paid JEF Capital Management, an entity beneficially owned by Mr. Ferrell, $776,445 to redeem 19,411 senior units and $11,192,000 in senior unit distributions. As of July 31, 2002, we had recognized a liability for the senior unit distribution of $2,782,211 that was paid to JEF Capital Management on September 13, 2002.

     Ferrell International Limited and FI Trading, Inc. are beneficially owned by James E. Ferrell and thus are our affiliates. We entered into certain forward, option and swap contracts with these affiliates as counterparties. These contracts are entered into according to an affiliate trading policy as approved by the Board of Directors. All of these contracts are reviewed for compliance with the policy. In connection with these risk management transactions, we recognized net receipts from sales, purchases and commodity derivative transactions of $10,692,000. The net sales, purchases and commodity derivative transactions with Ferrell International Limited and FI Trading, Inc. are classified as cost of product sold. Amounts due from and due to Ferrell International Limited at July 31, 2002 were $396,000 and $266,000, respectively.

     We made payments of $300,000 in connection with leased propane tanks from Ferrell Propane, Inc., a subsidiary of Ferrellgas, Inc until February 2002, at which time, Ferrell Propane sold all its tanks to an unrelated entity.

     On December 12, 2001, we issued 37,487 common units to Ferrell Propane, Inc., a subsidiary of our general partner, in connection with the acquisition of Blue Flame Bottle Gas. The common unit issuance compensated Ferrell Propane for its retention of $725,000 of certain tax liabilities of Blue Flame.

     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

     See Note K to the Consolidated Financial Statements for discussion of transactions involving acquisitions related to Ferrellgas, Inc. and us.

ITEM 14. CONTROLS AND PROCEDURES.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last time such controls were evaluated by management, including no corrective actions with respect to significant deficiencies and material weaknesses in such controls.


                                     PART IV
                                     -------
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

     (a) 1.  Financial Statements.
             See "Index to Financial Statements" set forth on page F-1.
         2.  Financial Statement Schedules.
             See "Index to Financial Statement Schedules" set forth on page S-1.
         3.  Exhibits.
             See "Index to Exhibits" set forth on page E-1.

     (b) Reports on Form 8-K.

We furnished one Form 8-K during the quarter ended July 31, 2002.

                      Items
Date of Report        Reported      Financial Statements Filed
--------------        --------      --------------------------
May 20, 2002          9             None

                                INDEX TO EXHIBITS


     The exhibits listed below are filed as part of this Annual Report on Form 10-K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.


Exhibit
Number      Description
-------     -----------

   3.1 Third Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of April 6, 2001. Incorporated by reference to the same numbered Exhibit to our Current Report on Form 8-K filed April 6, 2001.

   3.2 Articles of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

   3.3      Bylaws  of  Ferrellgas   Partners  Finance  Corp.   Incorporated  by
            reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

   4.1 Indenture, dated as of September 24, 2002, with Form of Note attached, by and among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of our 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit
            4.1 to our Current Report on Form 8-K filed September 24, 2002.

   4.2 Ferrellgas, L.P., Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008,
            $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.

   4.3 Ferrellgas, L.P., Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

   4.4 Registration Rights Agreement, dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

   4.5 First Amendment to the Registration Rights Agreement, dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to
            Exhibit  4.1 to our  Quarterly  Report on Form 10-Q filed  March 16,
            2000.

Exhibit
Number      Description
-------     -----------

   4.6 Second Amendment to the Registration Rights Agreement, dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

   4.7 Representations Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to
            Exhibit 2.3 to our  Current  Report on Form 8-K filed  December  29,
            1999.

   4.8 First Amendment to Representations Agreement, dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.

  10.1 Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of October 14, 1998. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed March 17, 1999.

  10.2 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to
            Exhibit  10.2 to our  Quarterly  Report on Form 10-Q  filed June 14,
            2000.

  10.3 Third Amended and Restated Credit Agreement, dated as of April 18, 2000, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed June 14, 2000.

  10.4 First Amendment to the Third Amended and Restated Credit Agreement, dated as of January 17, 2001, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed March 14, 2001.

  10.5 Second Amendment to the Third Amended and Restated Credit Agreement, dated as of July 16, 2001, by and among Ferrellgas, L.P.,
            Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed October 25, 2001.

  10.6 Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit
            10.17 to our Annual Report on Form 10-K filed October 26, 2000.

Exhibit
Number      Description
-------     -----------

  10.7 First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.

  10.8 Receivables Purchase Agreement, dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.

  10.9 First Amendment to the Receivables Purchase Agreement, dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.

  10.10 Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent.
            Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.

* 10.11 Third Amendment to the Receivables Purchase Agreement, dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent.

  10.12 Pledge and Security Agreement, dated as of April 26, 1996, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., and American Bank National Association, as collateral agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 6, 1996.

  10.13 Lease Intended as Security, dated as of December 1, 1999, by and between Ferrellgas, L.P., as lessee, and First Security Bank, National Association, solely as certificate trustee, as lessor. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed December 13, 1999.

  10.14 Lease Intended as Security, dated as of December 15, 1999, by and between Thermogas L.L.C. as lessee and First Security Bank, National Association, solely as certificate trustee, as lessor. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 29, 2000.

  10.15 Participation Agreement, dated as of December 1, 1999, by and among Ferrellgas, L.P., as lessee, Ferrellgas, Inc., as general partner, First Security Bank, National Association, solely as certificate trustee, First Security Trust Company of Nevada, solely as agent, and purchasers and lenders named therein. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed December 13, 1999.

Exhibit
Number      Description
-------     -----------

  10.16 Participation Agreement, dated as of December 15, 1999, by and among Thermogas L.L.C., as lessee, The Williams Companies, Inc., First Security Bank, National Association, solely as certificate trustee, First Security Trust Company of Nevada, solely as agent, and the purchasers and lenders named therein. Incorporated by reference to
            Exhibit 10.2 to our Current Report on Form 8-K filed December 29, 1999.

  10.17 Assumption Agreement, dated as of December 17, 1999, executed by Ferrellgas, L.P. and Ferrellgas, Inc., for the benefit of the First Security Trust Company of Nevada as agent, First Security Bank, National Association solely as Certificate trustee and the purchasers and lenders named therein. Incorporated by reference to
            Exhibit 10.3 to our Current Report on Form 8-K filed December 29, 2000.

  10.18 Omnibus Amendment Agreement, dated as of February 4, 2000, in respect of the Ferrellgas, L.P. Trust No. 1999-A: Participation Agreement, Loan Agreement and Trust Agreement each dated as of December 1, 1999. Incorporated by reference to Exhibit 10.11 to our Annual Report of Form 10-K filed October 25, 2001.

  10.19 Omnibus Amendment Agreement, dated as of February 4, 2000, in respect of the Thermogas Trust No. 1999-A: Participation Agreement, Loan Agreement and Trust Agreement each dated as of December 15, 1999. Incorporated by reference to Exhibit 10.12 to our Annual Report of Form 10-K filed October 25, 2001.

  10.20 Omnibus Amendment Agreement No. 2, dated as of April 18, 2000, in respect of the Ferrellgas, L.P. Trust No. 1999-A: Participation Agreement, Lease Intended as Security and Loan Agreement each dated as of December 1, 1999. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed June 14, 2000.

  10.21 Omnibus Amendment Agreement No. 2, dated as of April 18, 2000, in respect of the Thermogas Trust No. 1999-A: Participation Agreement, Lease Intended as Security and Loan Agreement each dated as of December 15, 1999. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed June 14, 2000.

  10.22 Omnibus Amendment Agreement No. 3, dated as of December 28, 2000, in respect of the Ferrellgas, L.P. Trust No. 1999-A: Participation Agreement dated as of December 1, 1999. Incorporated by reference to
            Exhibit 10.2 to our Quarterly Report on Form 10-Q filed March 14, 2001.

  10.23 Omnibus Amendment Agreement No. 3, dated as of December 28, 2000, in respect of the Thermogas Trust No. 1999-A: Participation Agreement dated as of December 15, 1999. Incorporated by reference to Exhibit
            10.3 to our Quarterly Report on Form 10-Q filed March 14, 2001.

Exhibit
Number      Description
-------     -----------

  10.24 Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed November 12, 1999.

  10.25 First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to
            Exhibit 2.2 to our  Current  Report on Form 8-K filed  December  29,
            1999.

  10.26 Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to
            Exhibit  2.1 to our  Quarterly  Report on Form 10-Q filed  March 16,
            2000.

  10.27 Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

# 10.28 Ferrell Companies, Inc. Supplemental Savings Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed October 17, 1995.

# 10.29     Second   Amended  and   Restated   Ferrellgas   Unit  Option   Plan.
            Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

# 10.30     Ferrell   Companies,   Inc.  1998  Incentive   Compensation  Plan  -
            Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed October 29, 1998.

# 10.31 Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

# 10.32 Employment agreement between Patrick Chesterman and Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed October 26, 2000.

# 10.33 Employment agreement between Kevin Kelly and Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed October 26, 2000.

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


                                FERRELLGAS PARTNERS, L.P.

                                By Ferrellgas, Inc. (General Partner)



                                By  /s/ James. E. Ferrell
                                   ---------------------------------------------
                                    James E. Ferrell
                                    Chairman, President and
                                    Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


   Signature                         Title                             Date

/s/ James. E. Ferrell            Chairman, President and             10/16/02
---------------------------      Chief Executive Officer
  James E. Ferrell               (Principal Executive Officer)


/s/ A. Andrew Levison            Director                            10/16/02
---------------------------
  A. Andrew Levison


/s/ Elizabeth T. Solberg         Director                            10/16/02
---------------------------
  Elizabeth T. Solberg

/s/ Michael F. Morrissey         Director                            10/16/02
---------------------------
  Michael F. Morrissey


/s/ Kevin T. Kelly               Senior Vice President and Chief     10/16/02
---------------------------      Financial Officer (Principal
  Kevin T. Kelly                 Financial and Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FERRELLGAS PARTNERS FINANCE CORP.



                                         By  /s/ James. E. Ferrell
                                            ------------------------------------
                                            James E. Ferrell
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


      Signature                         Title                           Date


/s/ James. E. Ferrell           Chief Executive Officer and,           10/16/02
---------------------------     Sole Director (Principal
  James E. Ferrell              Executive Officer)




/s/ Kevin T. Kelly              Chief Financial Officer                10/16/02
---------------------------     (Principal Financial and
  Kevin T. Kelly                Accounting Officer)

Certifications

I, James E. Ferrell, certify that:

1. I have reviewed this annual report on Form 10-K of Ferrellgas Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 16, 2002


/s/ James. E. Ferrell
-------------------------
 James E. Ferrell
 Chairman, President and Chief Executive Officer


I, Kevin T. Kelly, certify that:

1. I have reviewed this annual report on Form 10-K of Ferrellgas Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 16, 2002


/s/ Kevin T. Kelly
--------------------------
 Kevin T. Kelly
 Senior Vice President and Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Ferrellgas Partners, L.P. and Subsidiaries
         Independent Auditors' Report.......................................F-2
         Consolidated Balance Sheets - July 31, 2002 and 2001...............F-3
         Consolidated Statements of Earnings - Years ended
             July 31, 2002, 2001 and 2000...................................F-4
         Consolidated Statements of Partners' Capital -
             Years ended July 31, 2002, 2001 and 2000...................... F-5
         Consolidated Statements of Cash Flows -
             Years ended July 31, 2002, 2001 and 2000.......................F-6
         Notes to Consolidated Financial Statements.........................F-7


Ferrellgas Partners Finance Corp.
         Independent Auditors' Report.......................................F-29
         Balance Sheets - July 31, 2002 and 2001............................F-30
         Statements of Earnings - Years ended
             July 31, 2002, 2001 and 2000...................................F-31
         Statements of Stockholder's Equity -
             Years ended July 31, 2002, 2001 and 2000.......................F-32
         Statements of Cash Flows - Years ended
             July 31, 2002, 2001 and 2000...................................F-33
         Notes to Financial Statements......................................F-34

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2002 and 2001, and the related consolidated statements of earnings, partners' capital and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 2002


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                                 July 31,
                                                         -----------------------
ASSETS                                                      2002         2001
---------------------------------------------------      ----------   ----------

Current Assets:
  Cash and cash equivalents                               $ 19,781     $ 25,386
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $1,467 and
    $3,159 in 2002 and 2001, respectively)                  74,274       56,772
  Inventories                                               48,034       65,284
  Prepaid expenses and other current assets                 10,724       10,504
                                                         ----------   ----------
    Total Current Assets                                   152,813      157,946

Property, plant and equipment, net                         506,531      491,194
Goodwill                                                   124,190      114,171
Intangible assets, net                                      98,170      116,747
Other assets                                                 3,424       16,101
                                                         ----------   ----------
    Total Assets                                          $885,128     $896,159
                                                         ==========   ==========




LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------
Current Liabilities:
  Accounts payable                                         $54,316      $58,274
  Other current liabilities                                 89,061       77,610
                                                         ----------   ----------
    Total Current Liabilities                              143,377      135,884

Long-term debt                                             703,858      704,782
Other liabilities                                           14,861       15,472
Contingencies and commitments (Note L)                           -            -
Minority interest                                            1,871        2,034

Partners' Capital:
  Senior unitholder (2,782,211 and 2,801,622
    units outstanding at 2002 and 2001, respectively -
    liquidation preference $111,288 and $112,065,
    respectively)                                          111,288      112,065

  Common unitholders (36,081,203 and 35,908,366 units
    outstanding in 2002 and 2001, respectively)            (28,320)     (12,959)
  General partner (392,556 and 391,010 units
    outstanding at 2002 and 2001, respectively)            (59,035)     (58,738)
  Accumulated other comprehensive loss                      (2,772)      (2,381)
                                                         ----------   ----------
    Total Partners' Capital                                 21,161       37,987
                                                         ----------   ----------
    Total Liabilities and Partners' Capital               $885,128     $896,159
                                                         ==========   ==========


                 See notes to consolidated financial statements.


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)



                                                                   For the year ended July 31,
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              -----------  -----------  -----------

Revenues:
  Gas liquids and related product sales                       $  953,117   $1,381,940   $  879,380
  Other                                                           81,679       86,730       79,643
                                                              -----------  -----------  -----------
    Total revenues                                             1,034,796    1,468,670      959,023

Cost of product sold (exclusive of
  depreciation, shown separately below)                          533,437      930,117      530,979
                                                              -----------  -----------  -----------

Gross profit                                                     501,359      538,553      428,044

Operating expense                                                279,624      288,258      255,838
Depreciation and amortization expense                             41,937       56,523       61,633
General and administrative expense                                27,157       25,508       24,587
Equipment lease expense                                           24,551       30,986       25,518
Employee stock ownership plan compensation charge                  5,218        4,843        3,733
Loss (gain) on disposal of assets and other                        3,957        5,744         (356)
                                                              -----------  -----------  -----------

Operating income                                                 118,915      126,691       57,091

Interest expense                                                 (59,608)     (61,544)     (58,298)
Interest income                                                    1,423        3,027        2,229
Other charges                                                          -       (3,277)           -
                                                              -----------  -----------  -----------

Earnings before minority interest                                 60,730       64,897        1,022

Minority interest                                                    771          829          162
                                                              -----------  -----------  -----------

Net earnings                                                      59,959       64,068          860

Distribution to senior unitholder                                 11,172       18,013       11,108
Net earnings (loss) available to general partner                     488          461         (102)
                                                              -----------  -----------  -----------
Net earnings (loss) available to common unitholders           $   48,299   $   45,594     ($10,146)
                                                              ===========  ===========  ===========

Basic and diluted earnings (loss)
   per common unit                                                $ 1.34       $ 1.43      $ (0.32)
                                                              ===========  ===========  ===========





                             See notes to consolidated financial statements.



                           FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                         (in thousands)

                                                                                                                   Accum-
                                     Number of units                                                               ulated
                         --------------------------------------------                                              other
                                                   Sub-     General                            Sub-     General   compre-    Total
                           Senior     Common     ordinate   partner     Senior     Common    ordinate   partner   hensive  partners'
                         unitholder unitholders unitholder unitholder unitholder unitholder unitholder unitholder  income    capital
                         ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------

August 1, 1999                -       14,710.8   16,593.7       -      $   -      $ 1,215    $(10,516)  $(59,553)   $(797) $(69,651)

Conversion of subordinated
   units into common units    -       16,593.7  (16,593.7)      -          -      (10,516)     10,516       -         -        -

Units issued in connection
   with acquisitions:
        Common units          -            2.6      -           -          -           45        -          -         -          45
        Senior units       4,375.0       -          -           -       175,000       -          -        1,768       -     176,768
         Fees paid to
          issue senior
          units               -          -          -           -        (8,925)      -          -          -         -      (8,925)

General partner interest
   conversion to general
   partner units              -          -          -         360.4        -          -          -          -         -        -

Accretion of discount
   on senior units            -          -          -           -         2,603    (2,575)       -          (28)      -        -

Contribution in
   connection with ESOP
   compensation charge        -          -          -           -          -        3,661        -           36       -       3,697

Quarterly cash
   distributions              -          -          -           -          -      (62,615)       -         (632)      -     (63,247)

Senior unit paid in
   kind distributions       277.7        -          -           2.8      11,108   (10,997)       -         (111)      -        -

Comprehensive income:
     Net earnings             -          -          -           -          -          851        -            9       -         860
     Pension liability
       adjustment             -          -          -           -          -          -          -          -         797       797
                                                                                                                             -------
Comprehensive income                                                                                                          1,657
                         ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------
July 31, 2000              4,652.7    31,307.1       -         363.2    179,786   (80,931)       -       (58,511)     -      40,344

Accretion of discount
   on senior units            -          -           -          -         6,321    (6,258)       -           (63)     -        -

Contribution in
   connection with ESOP
   compensation charge        -          -           -          -          -        4,745        -            48      -       4,793

Common unit cash
   distributions              -          -           -          -          -      (62,645)       -          (632)     -     (63,277)

Senior unit paid in kind
   distributions             235.5       -           -           2.4      9,422    (9,328)       -           (94)     -        -

Senior unit cash and
   accrued distributions      -          -           -          -          -       (8,535)       -          (144)     -      (8,679)

Common unit options
   exercised                  -          101.3       -             1       -        1,701        -            17      -       1,718

Common unit offering, net     -        4,500.0       -          45.5       -       84,865        -           -        -      84,865

Redemption of senior
   units                  (2,086.6)      -           -         (21.1)   (83,464)     -           -           -        -     (83,464)

Comprehensive income:
    Net earnings              -          -           -          -          -       63,427        -           641      -      64,068
    Other comprehensive
     income:
       Cumulative effect
        of accounting
        change                -          -           -          -          -         -           -           -        709
       Risk management
        fair value
        adjustment            -          -           -          -          -         -           -           -       (289)
       Reclassification
        adjustments           -          -           -          -          -         -           -           -       (709)
       Pension liability
        adjustment            -          -           -          -          -         -           -           -     (2,092)   (2,381)
                                                                                                                             -------
Comprehensive income                                                                                                         61,687
                         ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------
July 31, 2001              2,801.6    35,908.4       -         391.0    112,065   (12,959)       -       (58,738)  (2,381)   37,987

Contribution in
  connection with
  ESOP compensation
  charge                      -          -           -          -          -        5,114        -            51      -       5,165

Common unit cash
   distributions              -          -           -          -          -      (72,044)       -          (727)      -    (72,771)

Senior unit cash
   and accrued
   distributions              -          -           -          -          -      (11,030)       -          (253)      -    (11,283)

Redemption of
   senior units              (19.4)      -           -          (0.2)      (777)     -           -           -         -       (777)

Common unit options
   exercised                 -           55.4        -           0.6       -          930        -             9       -        939

Common units issued
   in connection
   with acquisitions         -          117.5        -           1.2       -        2,310        -            23       -      2,333

Comprehensive income:
   Net earnings              -           -           -          -          -       59,359        -           600       -     59,959
   Other comprehensive
    income:
      Risk management
       fair value
       adjustment            -           -           -          -          -         -           -           -        136
      Pension liability
       adjustment            -           -           -          -          -         -           -           -       (527)     (391)
                                                                                                                             -------
Comprehensive income                                                                                                         59,568
                         ---------- ----------- ---------- ---------- ---------- ---------- ---------- ---------- -------- ---------
July 31, 2002              2,782.2    36,081.3       -         392.6   $111,288  $ (28,320)    $ -      $(59,035) $(2,772)  $21,161
                         ========== =========== ========== ========== ========== ========== ========== ========== ======== =========












                 See notes to consolidated financial statements.

                             FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)



                                                                     For the year ended July 31,
                                                                  ---------------------------------
                                                                     2002       2001        2000
                                                                  ---------- ----------  ----------

Cash Flows From Operating Activities:
 Net earnings                                                       $59,959    $64,068       $ 860
 Reconciliation of net earnings to net cash provided
   by operating activities
  Depreciation and amortization                                      41,937     56,523      61,633
  Employee stock ownership plan compensation charge                   5,218      4,843       3,733
  Minority interest                                                     771        829         162
  Other                                                               4,295      7,555       2,759
  Changes in operating assets and liabilities, net of effects from business acquisitions:
    Accounts and notes receivable, net of securitization             19,614     (9,121)    (12,609)
    Inventories                                                      17,318     11,333     (25,423)
    Prepaid expenses and other current assets                         1,661     (2,071)       (731)
    Accounts payable                                                 (1,386)   (39,792)     10,418
    Accrued interest expense                                           (434)     1,157       6,594
    Other current liabilities                                         1,915      2,233       7,140
    Other liabilities                                                 2,057      2,302      (1,184)
                                                                  ---------- ----------  ----------
      Net cash provided by operating activities                     152,925     99,859      53,352
                                                                  ---------- ----------  ----------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                         (6,294)    (4,668)     47,656
 Cash paid for acquisition transaction fees                             -          -       (15,893)
 Capital expenditures - technology initiative                       (23,114)      (100)        -
 Capital expenditures - other                                       (14,402)   (15,148)    (20,755)
 Net proceeds (payments) - accounts receivable securitization       (31,000)    31,000         -
 Proceeds from sale leaseback transaction                               -          -        25,000
 Other                                                                4,240      1,652       5,743
                                                                  ---------- ----------  ----------
      Net cash provided by (used in) investing activities           (70,570)    12,736      41,751
                                                                  ---------- ----------  ----------

Cash Flows From Financing Activities:
 Distributions                                                      (84,075)   (69,125)    (63,247)
 Issuance of common units, net of issuance costs                        -       84,865         -
 Redemption of senior units                                            (777)   (83,464)        -
 Proceeds from issuance of debt                                         -        9,843     226,490
 Principal payments on debt                                          (3,069)   (26,205)   (276,111)
 Net reductions to short-term borrowings                                -      (18,342)     (2,144)
 Cash paid for debt and lease financing costs                           -          (56)     (3,163)
 Minority interest activity                                            (994)      (848)      1,008
 Proceeds from exercise of common unit options                          939      1,718         -
 Cash contribution from general partner                                  16        -         1,768
 Other                                                                  -         (433)        -
                                                                  ---------- ----------  ----------
      Net cash used in financing activities                         (87,960)  (102,047)   (115,399)
                                                                  ---------- ----------  ----------

Increase (decrease) in cash and cash equivalents                     (5,605)    10,548     (20,296)
Cash and cash equivalents - beginning of year                        25,386     14,838      35,134
                                                                  ---------- ----------  ----------
Cash and cash equivalents - end of year                             $19,781    $25,386     $14,838
                                                                  ========== ==========  ==========

Cash paid for interest                                              $57,732    $57,893     $49,176
                                                                  ========== ==========  ==========

                          See notes to consolidated financial statements.

                            FERRELLGAS PARTNERS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Partnership Organization and Formation

Ferrellgas Partners, L.P. (the "Master Limited Partnership" or "MLP") was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership" or "OLP"). The MLP and the OLP (collectively referred to as the "Partnership") are both Delaware limited partnerships. Both the MLP and the OLP are governed by partnership agreements that were made effective at the time of formation of the partnerships. Ferrellgas Partners, L.P. was formed to acquire and hold a limited partner interest in the Operating Partnership. The Operating Partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company" or "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell"). Ferrell owns 17,855,087 of the outstanding MLP common units. The Company has retained a 1% general partner interest in Ferrellgas Partners, L.P. and also holds a 1.0101% general partner interest in the Operating Partnership, representing an effective 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

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

On December 17, 1999, the MLP's Partnership Agreement was amended to allow for the issuance of a newly created senior unit, in connection with an acquisition. Generally, these senior units were to be paid quarterly distributions in additional senior units equal to 10% per annum. Also, the senior units were structured to allow for a redemption by the MLP at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units also had the right, at dates in the future and subject to certain events and conditions, to convert any outstanding senior units into common units.

On June 5, 2000, the MLP's Partnership Agreement was amended to allow the General Partner to have an option in maintaining its 1% general partner interest concurrent with the issuance of other additional equity. Prior to this amendment, the General Partner was required to make capital contributions to maintain its 1% general partner interest concurrent with the issuance of any additional MLP equity. Also as part of this amendment, the General Partner's interest in the MLP's Common Units was converted from a General Partner interest to General Partner units.

On April 6, 2001, the MLP's Partnership Agreement was amended to reflect modifications made to the senior units, previously issued on December 17, 1999, and the common units owned by Ferrell. The senior units are to be paid quarterly distributions in cash equivalent to 10% per annum or $4 per senior unit. The amendment also granted the holder of the senior units the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by the Partnership Agreement. Also as part of the amendment, Ferrell granted the Partnership the ability, until December 31, 2005, to defer future distributions on the common units held by it, up to an aggregate outstanding amount of $36,000,000.

B.  Summary of Significant Accounting Policies

     (1) Nature of operations: The Partnership is engaged primarily in the retail distribution of propane and related equipment and supplies in the
     United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. The Partnership serves more than 1,000,000 residential, industrial/commercial and agricultural customers.

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

     (7) Goodwill: Goodwill is not amortized and is tested annually for impairment. Beginning in the first quarter of fiscal 2002, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 142 which modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The Partnership tested goodwill for impairment at the time the statement was adopted and during the third quarter of fiscal 2002, and will continue to do so on an annual basis. The results of these impairment tests did not have a material effect on the Partnership's financial position, results of operations and cash flows. The Partnership did not recognize any impairment losses as a result of these tests.

     (8) Intangible assets: Intangible assets, consisting primarily of customer lists and noncompete notes, are stated at cost, net of amortization calculated using either straight-line or accelerated methods over periods ranging from two to 15 years. The Partnership reviews identifiable intangibles for impairment in a similar manner as with long-lived assets. The Partnership, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable.

     (9) Accounting for derivative commodity contracts: The Partnership enters into commodity options involving propane and related products to specifically hedge certain product cost risk. Any changes in the fair value of these specific cash flow hedge positions are deferred and included in other comprehensive income and recognized as an adjustment to the overall purchase price of product in the month the purchase contract is settled. The Partnership also enters into other commodity forward and futures purchase/sale agreements and commodity swaps and options involving propane and related products, which are not specific hedges to a certain product cost risk, but are used for risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried on the Consolidated Balance Sheets at fair value with changes in that value recognized in earnings. The Partnership classifies all gains and losses from these derivative commodity contracts entered into for product risk management purposes as cost of product sold on the Consolidated Statements of Earnings.

     (10) Revenue recognition: Sales of propane are recognized by the Partnership at the time product is delivered to its customers. Revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service.

     (11) Income taxes: The MLP is a limited partnership. As a result, the MLP's earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, the MLP unitholders. Accordingly, no recognition has been given to income taxes in the accompanying Consolidated Financial Statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to MLP unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

     (12) Net earnings per common unit: Net earnings (loss) per common unit is computed by dividing net earnings, after deducting the General Partner's 1% interest and accrued and paid senior unit distributions, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. There was a less than $0.01 effect on the dilutive earnings per unit calculation when making the assumption that all outstanding unit options were exercised into common units.

     (13) Unit and stock-based compensation: The Partnership accounts for its Unit Option Plan and the Ferrell Companies Incentive Compensation Plan using the intrinsic value method under the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     (14) Segment information: The Partnership is a single reportable operating segment engaging in the retail distribution of propane and related equipment and supplies.

     (15)  Adoption  of  new  accounting  standards:  The  Financial  Accounting
     Standards Board (FASB) recently issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities."

     SFAS No. 141 requirements include, among other things, that all business combinations be accounted for by a single method - the purchase method. It applies to all business combinations initiated after June 30, 2001. The Partnership has historically accounted for business combinations using the purchase method; therefore, this new statement will not have a substantial impact on how the Partnership accounts for future combinations.

     SFAS No. 142 modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The Partnership adopted SFAS No. 142 beginning in the first quarter of fiscal 2002. This adoption resulted in a reclassification to goodwill of both assembled workforce and other intangible assets. Although there was no cash flow effect, the Partnership's amortization expense decreased by $10,600,000 in fiscal 2002, compared to the amortization that would have been recorded had the new accounting statement not been issued. This new standard also required us to test goodwill for impairment at the time the standard was adopted and also on an annual basis. The results of these impairment tests did not have a material effect on the Partnership's financial position, results of operations and cash flows. The Partnership did not recognize any impairment losses as a result of these tests.

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. The Partnership will implement SFAS No. 143 beginning in the fiscal year ending July 31, 2003, and expects to record a one-time reduction to earnings during the first quarter of fiscal 2003, as a cumulative change in accounting principle, of approximately $2,800,000. The Partnership believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows.

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

     SFAS No. 146 modifies the financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, the statement requires the liability to be recognized and measured initially at fair value. Under previous rules, liabilities for exit costs were recognized at the date of the entity's commitment to an exit plan. The Partnership will adopt and implement SFAS No. 146 for any exit or disposal activities that are initiated after July 31, 2002. The Partnership believes the implementation will not have a material effect on its financial position, results of operations and cash flows.

     (16) Reclassifications: Certain reclassifications have been made to the prior years' Consolidated Financial Statements to conform to the current year's Consolidated Financial Statements' presentation.


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

     On April 6, 2001, the Partnership modified the structure of its outstanding senior units and increased the cash distribution coverage to its publicly held common unitholders. Among other changes, the senior units were modified to allow the holder to be paid a quarterly distribution in cash instead of in additional senior unit distributions. See Note A for additional information about the modifications to the senior units. In addition, Ferrell Companies, Inc., the beneficial owner of 17,855,087 common units, granted the Partnership the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36,000,000. The ability to defer distributions to Ferrell provides the MLP's public common unitholders distribution support until December 31, 2005. This new distribution support is available if the Partnership's available cash for any fiscal quarter is insufficient to pay all of the common unitholders their quarterly distribution. The MLP will first pay a distribution to the senior units and then will pay a distribution out of the remaining available cash to the publicly-held common units. Any remaining available cash will then be used to pay a distribution on the common units held by Ferrell. Any quarterly distribution paid per unit to the publicly-held common units that is not able to be paid on the Ferrell-owned common units will be deferred, within certain limits, and paid to Ferrell in future quarters when available cash is sufficient. If insufficient available cash should exist for a particular quarter or any previous deferred distributions to Ferrell remain outstanding, the distribution declared per common unit may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. If the cumulative amount of deferred quarterly distributions to Ferrell were to reach $36,000,000, the common units held by Ferrell will then be paid in the same priority as the publicly-held common units. After payment of all required distributions for any subsequent period, the MLP will use any remaining available cash to reduce any amount previously deferred on the common units held by Ferrell. Reductions in amounts previously deferred will then again be available for future deferrals to Ferrell through December 31, 2005. In connection with these transactions, during fiscal 2001 the MLP incurred $3,277,000 in banking, legal and other professional fees that are classified as other charges in the Consolidated Statements of Earnings.

D.  Supplemental Balance Sheet Information

    Inventories consist of:

       (in thousands)                                 2002       2001
                                                    --------   --------
       Propane gas and related products             $29,169    $45,966
       Appliances, parts and supplies                18,865     19,318
                                                    --------   --------
                                                    $48,034    $65,284
                                                    ========   ========


     In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of July 31, 2002, in addition to the inventory on hand, the Partnership had committed to make net delivery of approximately 7,061,000 gallons at a fixed price.

    Property, plant and equipment consist of:

                                                                     Estimated
       (in thousands)                                               useful lives       2002          2001
                                                                    ------------    ---------     ---------
       Land and improvements                                            2-20        $ 40,781      $ 41,191
       Buildings and improvements                                         20          54,453        54,384
       Vehicles, including transport trailers                           8-20          77,226        76,611
       Furniture and fixtures                                              5           8,730         9,523
       Bulk equipment and district facilities                           5-30          93,816        90,930
       Tanks and customer equipment                                     5-30         473,324       472,593
       Computer equipment and software                                   2-5          29,530        25,515
       Computer software development in progress                         n/a          29,904           100
       Other                                                                           2,652         3,281
                                                                                    ---------     ---------
                                                                                     810,416       774,128
       Less:  accumulated depreciation                                               303,885       282,934
                                                                                    ---------     ---------
                                                                                    $506,531      $491,194
                                                                                    =========     =========


     In a non-cash transaction, the Partnership has recognized payables as of July 31, 2002, totaling $6,956,000 related to the development of new computer software. The Partnership capitalized $697,000 of interest expense related to the development of computer software for the year ended July 31, 2002. Depreciation expense totaled $27,915,000, $28,332,000, and $37,941,000 for the fiscal years ended July 31, 2002, 2001, and 2000, respectively. In the first quarter of fiscal 2001, the Partnership increased the estimate of the residual values of its existing customer and storage tanks. Due to this change in the tank residual values, depreciation expense decreased by approximately $12,000,000 in both fiscal 2002 and 2001 or $0.33 and $0.38 per common unit, respectively, as compared to the depreciation that would have been recorded using the previously estimated residual values.

     Other current liabilities consist of:

       (in thousands)                                  2002          2001
                                                     --------      --------
       Accrued interest                              $22,382       $22,816
       Accrued payroll                                24,068        20,236
       Accrued insurance                               9,409         8,056
       Other                                          33,202        26,502
                                                     --------      --------
                                                     $89,061       $77,610
                                                     ========      ========


E.   Accounts Receivable Securitization

     On September 26, 2000, the OLP entered into an account receivable securitization facility with Bank One, NA. As part of this renewable 364-day facility, the OLP transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, LLC, a wholly-owned, special purpose entity, which sells its interest to a commercial paper conduit of Banc One, NA. The OLP does not provide any guarantee or similar support to the collectability of these receivables. The OLP structured the facility using a wholly-owned, qualifying special purpose entity in order to facilitate the transaction as required by Banc One, N.A. and to comply with the Partnership's various debt covenants. The OLP remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. The Partnership renewed the facility effective September 25, 2001, for a 364-day commitment with Bank One, NA and intends to renew the facility for an additional 364-day commitment on September 24, 2002. From the inception of this facility in September 2000 through July 31, 2002, the Partnership's cash flows related to this facility between the OLP and Ferrellgas Receivables are detailed as follows:

       (in thousands)                                                                    2002          2001
                                                                                      ----------    ----------
      Proceeds from new securitizations                                               $       -     $ 115,000
      Proceeds from collections reinvested in revolving period
         securitizations                                                                390,677       725,955
      Remittance of amounts collected on securitizations                               (421,677)     (809,955)
                                                                                      ----------    ----------
      Net proceeds (payments) - accounts receivable securitization                    $ (31,000)     $ 31,000
                                                                                      ==========    ==========
      Cash invested in unconsolidated subsidiary                                      $   1,017      $  3,399
                                                                                      ==========    ==========


     The level of funding available from this facility is currently limited to $60,000,000. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction is reflected on the Partnership's Consolidated Financial Statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. The OLP retained servicing rights and the right to collect finance charges, however, the assets related to these retained interests at July 31, 2002 and 2001, had no material effect on the Consolidated Balance Sheet. The following table provides amounts recorded on the Partnership's statement of earnings and balance sheet.

       (in thousands)                                                                     2002        2001
                                                                                        --------    --------
      Statement of earnings information
      Loss on sale of receivables                                                       $ 3,862     $ 7,816
      Equity in earnings of unconsolidated subsidiary                                    (1,843)      2,205
      Service income                                                                     (1,285)     (1,326)
                                                                                        --------    --------
      Amount included in "Loss (gain) on disposal of assets and other"                  $   734     $ 8,695
                                                                                        ========    ========
      Balance sheet information
      Investment in unconsolidated subsidiary, included in "other assets"               $     -     $ 7,225
                                                                                        ========    ========

     These amounts reported in the Consolidated Statements of Earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables.

F.   Goodwill

     SFAS No. 142 modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The Partnership adopted SFAS No. 142 beginning in the first quarter of fiscal 2002. This adoption resulted in a reclassification to goodwill of both assembled workforce and other intangible assets classified as other assets with remaining book value of $10,019,000. The changes in the carrying amount of goodwill for the year ended July 31, 2002, are as follows:

     (in thousands)                                                            Intangible    Other
                                                                  Goodwill       Assets      Assets
                                                                  ---------    ----------   --------
     Balance as of July 31, 2001, net of accumulated
        amortization                                              $114,171      $116,747    $16,101
     Reclassified to goodwill                                       10,019        (8,221)    (1,798)
     Additions during the period                                         -         3,866          -
     Amortization expense                                                -       (14,022)         -
     Reduction of investment in unconsolidated                                    (7,225)
        subsidiary (see Note E)                                          -             -
     Other changes                                                       -          (200)    (3,654)
                                                                  ---------    ----------   --------
     Balance as of July 31, 2002                                  $124,190      $ 98,170    $ 3,424
                                                                  =========    ==========   ========

     The remaining intangible assets are subject to amortization. The following table discloses our net earnings for the fiscal years ended July 31, 2001 and 2000, adding back the amortization expense related to goodwill and some intangible assets that are no longer amortized.

                                                                          For the year ended July 31,
                                                                        -------------------------------
     (in thousands)                                                       2002       2001        2000
                                                                        --------   --------    --------
     Reported net earnings                                              $59,959    $64,068      $  860
     Add back: Goodwill amortization                                          -     11,308       6,474
                                                                        --------   --------    --------
     Adjusted net earnings                                              $59,959    $75,376      $7,334
                                                                        ========   ========    ========

     Basic and diluted earnings per common unit:

                                                                          For the year ended July 31,
                                                                        ------------------------------
                                                                          2002       2001        2000
                                                                        --------   --------    --------
     Reported net earnings (loss) available to common unitholders         $1.34      $1.43      $(0.32)
     Goodwill amortization                                                    -       0.32        0.23
                                                                        --------   --------    --------
     Adjusted net earnings (loss) available to common unitholders         $1.34      $1.75      $(0.09)
                                                                        ========   ========    ========

G.   Intangible Assets, net

     Intangible assets, net consist of:

                                                July 31, 2002                                July 31, 2001
                                  -------------------------------------------   --------------------------------------------
                                     Gross                                         Gross
                                    Carrying      Accumulated                     Carrying      Accumulated
     (in thousands)                  Amount       Amortization         Net         Amount       Amortization          Net
                                    ---------    -------------      ---------     ---------     -------------      ---------
     Customer lists                 $208,662       $(124,860)       $83,802       $207,667        $(114,679)         $92,988
     Non-compete agreements           62,893         (48,525)        14,368         60,222          (44,684)          15,538
     Assembled workforce                   -               -              -          9,600           (1,379)           8,221
                                    ---------    -------------      ---------     ---------     -------------      ---------
       Total                        $271,555       $(173,385)       $98,170       $277,489        $(160,742)        $116,747
                                    =========    =============      =========     =========     =============      =========



     Customer lists have estimated lives of 15 years, while non-compete agreements have estimated lives ranging from two to 10 years.

     (in thousands)
     Aggregate Amortization Expense:
                                        2002              2001            2000
                                      --------          --------        --------
     For the year ended July 31,      $14,022           $16,883         $17,218


     (in thousands)
     Estimated Amortization Expense:

     For the year ended July 31, 2003                             $11,656
     For the year ended July 31, 2004                              10,682
     For the year ended July 31, 2005                              10,150
     For the year ended July 31, 2006                               9,631
     For the year ended July 31, 2007                               8,991

H.   Long-Term Debt

     Long-term debt consists of:

    (in thousands)                                     2002             2001
                                                     --------         --------
    Senior Notes
      Fixed rate, 7.16% due 2005-2013 (1)            $350,000         $350,000
      Fixed rate, 9.375%, due 2006 (2)                160,000          160,000
      Fixed rate, 8.8%, due 2006-2009 (3)             184,000          184,000

    Notes payable, 7.6% and 7.9% weighted
      average interest rates, respectively,
      due 2002 to 2011                                 12,177           12,566
                                                     --------         --------
                                                      706,177          706,566
    Less:  current portion, included in other
      current liabilities                               2,319            1,784
                                                     --------         --------
                                                     $703,858         $704,782
                                                     ========         ========



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

     (2) The Partnership has a commitment to redeem on September 24, 2002, the MLP fixed rate Senior Secured Notes ("MLP Senior Secured Notes"), issued in April 1996, with the proceeds expected from $170,000,000 of MLP fixed rate Senior Notes. The Partnership anticipates that it will recognize an approximate $7,100,000 charge to earnings related to the premium and other costs incurred to redeem the notes plus the write-off of financing costs related to the original issuance of the MLP Senior Secured Notes. The MLP Senior Secured Notes are secured by the MLP's partnership interest in the OLP. The MLP Senior Secured Notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

     (3) The OLP fixed rate Senior Notes ("$184 million Senior Notes"), issued in February 2000, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The outstanding principal amount of the Series A, B and C Notes are due on August 1, 2006, 2007 and 2009, respectively. In general, the OLP does not have the option to prepay the Notes prior to maturity without incurring prepayment penalties.

     At July 31, 2002, the unsecured $157,000,000 Credit Facility (the "Credit Facility"), expiring June 2003, consisted of a $117,000,000 unsecured working capital, general corporate and acquisition facility, including a letter of credit facility, and a $40,000,000 revolving working capital facility. This $40,000,000 facility is subject to an annual reduction in outstanding balances to zero for thirty consecutive days. All borrowings under the Credit Facility bear interest, at the borrower's option, at a rate equal to either a) LIBOR plus an applicable margin varying from 1.25% to 2.25% or, b) the bank's base rate plus an applicable margin varying from 0.25% to 1.25%. The bank's base rate at July 31, 2002 and 2001 was 4.75% and 6.75%, respectively. In addition, a commitment fee is payable on the daily unused portion of the credit facility (generally a per annum rate of 0.0375% at July 31, 2002).

     The Partnership had no short-term borrowings outstanding under the credit facility at July 31, 2002 and 2001. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $40,614,000 and $46,660,000, respectively. At July 31, 2002, the
     Partnership had $116,386,000 of funding available. The Partnership incurred commitment fees of $445,000 and $460,000 in fiscal 2002 and 2001, respectively. Effective July 16, 2001, the credit facility was amended to increase the letter of credit sub-facility availability from $60,000,000 to $80,000,000.

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

     On December 17, 1999, in connection with the purchase of Thermogas, LLC ("Thermogas acquisition") (see Note P), the OLP assumed a $183,000,000 loan that was originally issued by Thermogas, LLC ("Thermogas") and had a maturity date of June 30, 2000. On February 28, 2000, the OLP issued $184,000,000 of Senior Notes at an average interest rate of 8.8% in order to refinance the $183,000,000 loan. The additional $1,000,000 in borrowings was used to fund debt issuance costs.

     The MLP Senior Secured Notes, the $350 million and $184 million Senior Notes and the Credit Facility agreement contain various restrictive covenants applicable to the MLP and OLP and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, the Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Partnership fails to meet certain coverage tests. The Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

     The scheduled annual principal payments on long-term debt are to be $2,319,000 in 2003, $2,134,000 in 2004, $2,299,000 in 2005, $271,313,000 in
     2006, $59,039,000 in 2007 and $369,073,000 thereafter.

I.   Partners' Capital

     On July 31, 2002, the Partnership's capital consisted of 2,782,211 senior units, 36,081,203 common units, and 392,556 general partner units which equal a 1% General Partner interest. The Partnership Agreement contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     In connection with the Thermogas acquisition on December 17, 1999 (See Note
     P) , the Partnership issued 4,375,000 senior units to a subsidiary of The Williams Companies, Inc. ("Williams"). Ferrellgas, Inc. contributed $1,768,000 to Ferrellgas Partners, L.P. and $1,803,000 to Ferrellgas, L.P. in order to maintain its 1% and 1.0101% general partner interest in each respective entity. On April 6, 2001, an entity owned by James E. Ferrell, the Chairman, Chief Executive Officer and President of the General Partner, purchased all senior units held by Williams, who prior to the transaction agreed to certain modifications to the senior units. See Note A for more information on the modifications to the senior units.

     The Partnership maintains shelf registration statements for common units representing limited partner interests in the Partnership. One of the shelf registration statements allows for common units to be issued from time to time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions. The Partnership also maintains another shelf registration statement for the issuance of common units, deferred participation units, warrants and debt securities. The Partnership Agreement allows the General Partner to issue an unlimited number of additional Partnership general and limited interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner without the approval of any unitholders. On June 8, 2001, the Partnership received $84,865,000 net of issuance costs pursuant to the issuance of 4,500,000 common units to the public. The Partnership then used these proceeds to redeem 2,048,697 senior units and related accrued but unpaid distributions. These common units issued to the public on June 8, 2001, were entitled to the same distribution to be paid to the already outstanding publicly held common units for the quarter ended July 31, 2001. The Partnership also made redemptions of 37,915 senior units in July 2001 and 19,411 in February 2002. The Partnership issued 55,350 and 101,250 common units during the fiscal year ended July 31, 2002 and 2001, respectively, pursuant to the unit option plan (see Note N). The Partnership issued 117,487 common units as part of the purchase price of acquisitions during the fiscal year ended July 31, 2002.

     During 1994, the Partnership issued subordinated units, all of which were held by Ferrell for which there was no established public trading market. Effective August 1, 1999, the subordinated units were converted to common units because certain financial tests, which were primarily related to making the minimum quarterly distribution on all units, were satisfied for each of the three consecutive four quarter periods ended July 31, 1999.

J.   Derivatives

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

     Fluctuations in the wholesale cost of propane expose the Partnership to purchase price risk. The Partnership purchases propane at various prices that are eventually sold to its customers, exposing the Partnership to future product price fluctuations. Also, certain forecasted transactions expose the Partnership to purchase price risk. The Partnership monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. The Partnership uses derivative contracts to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (OCI) and are recognized in the Consolidated Statements of Earnings when the forecasted transaction impacts earnings. The $136,000 risk management fair value adjustment classified as other comprehensive income in the Consolidated Statements of Partners' Capital at July 31, 2002, will be recognized in the Consolidated Statements of Earnings during fiscal 2003. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold on the Consolidated Statements of Earnings. The fair value of the derivatives related to purchase price risk are classified on the Consolidated Balance Sheets as inventories.

     Through its risk management trading activities, the Partnership also purchases and sells derivatives that are not designated as accounting hedges to manage other risks associated with commodity prices. Emerging Issues Task Force issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" applies to these activities. The types of contracts utilized in these activities include energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. The Partnership utilizes published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. The changes in fair value of these risk management trading activities are recognized as they occur in cost of product sold in the Consolidated Statements of Earnings. During fiscal years ended July 31, 2002, 2001 and 2000, the Partnership recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $(6,148,000), $23,320,000, and $28,413,000, respectively.

     Estimates related to our risk management trading activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. Assuming a hypothetical 10% adverse change in prices for the delivery month of all energy commodities, the potential loss in future earnings of such a change is estimated at $1,100,000 for risk management trading activities as of July 31, 2002. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%.

     The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for the fiscal years ended July 31, 2002 and 2001. This table summarizes the contracts where settlement has not yet occurred.

                                                                                           Fiscal year ended
     (in thousands)                                                                             July 31,
                                                                                      --------------------------
                                                                                         2002            2001
                                                                                      ----------      ----------
     Unrealized (losses) in fair value of contracts outstanding
     at beginning of year                                                              $(12,587)      $    (359)
     Unrealized gains and (losses) recognized at inception                                 -               -
     Unrealized gains and (losses) recognized as a result of changes in
         valuation techniques or assumptions                                               -               -
     Other unrealized gains and (losses) recognized                                      (6,148)         23,320
     Less:  realized gains and (losses) recognized                                      (14,166)         35,548
                                                                                      ----------      ----------
     Unrealized (losses) in fair value of contracts outstanding at end of year        $  (4,569)      $ (12,587)
                                                                                      ==========      ==========

     The following table summarizes the maturity of these contracts for the valuation methodologies we utilize as of July 31, 2002 and 2001. This table summarizes the contracts where settlement has not yet occurred.

     (in thousands)                                                           Fair Value of Contracts
                                                                                   at Period-End
                                                                          ---------------------------------
                                                                                                Maturity
                                                                                             greater than 1
                                                                          Maturity                year
                                                                          less than          and less than
                         Source of Fair Value                               1 year             18 months
     -------------------------------------------------------------        ----------         --------------

     Prices actively quoted                                                $   (328)            $     -
     Prices provided by other external sources                               (4,225)                   (16)
     Prices based on models and other valuation methods                        -                      -
                                                                          ----------         --------------
     Unrealized  (losses) in fair value of contracts  outstanding
          at July 31, 2002                                                  $(4,553)              $    (16)
                                                                          ==========         ==============

     Prices actively quoted                                                 $(2,535)              $   -
     Prices provided by other external sources                               (4,061)                (5,991)
     Prices based on models and other valuation methods                        -                      -
                                                                          ----------         --------------
     Unrealized  (losses) in fair value of contracts  outstanding
          at July 31, 2001                                                  $(6,596)               $(5,991)
                                                                          ==========         ==============

     The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the years ended July 31, 2002, 2001 and 2000:

     (in thousands)
     Fiscal year ended July 31, 2002                               11,162
     Fiscal year ended July 31, 2001                               18,539
     Fiscal year ended July 31, 2000                               42,284


     The Partnership also uses forward contracts, not designated as accounting hedges under SFAS No. 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and sales as defined in SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, and thus are not adjusted to fair market value.

     As of July 31, 2002, the Partnership holds $706,177,000 in primarily fixed rate debt and $156,000,000 in variable rate operating leases. Fluctuations in interest rates subject the Partnership to interest rate risk. Decreases in interest rates increase the fair value of the Partnership's fixed rate debt, while increases in interest rates subject the Partnership to the risk of increased interest expense related to its variable rate debt and operating leases.

     The Partnership enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps were used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. The fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other current or long-term assets or as other current or long-term liabilities on the Consolidated Balance Sheets. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized as they occur in interest expense in the Consolidated Statements of Earnings. There were no such fair value hedges outstanding at July 31, 2002. Interest rate caps are used to hedge the risk associated with rising interest rates and their effect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps are designated as cash flow hedges and are outstanding at July 31, 2002. Thus, the effective portions of changes in the fair value of the hedges are recorded in OCI at interim periods and are recognized as interest expense in the Consolidated Statements of Earnings when the forecasted transaction impacts earnings. Cash flow hedges are assumed to hedge the risk of changes in cash flows of the hedged risk.

K.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $197,863,000, $194,519,000, and $179,033,000 for the years ended July 31, 2002, 2001, and
     2000, respectively, include compensation and benefits paid to officers and employees of the General Partner and general and administrative costs.

     On December 12, 2001, the Partnership issued 37,487 common units to Ferrell Propane, Inc., a subsidiary of the General Partner in connection with the acquisition of Blue Flame Bottle Gas (see Note P). The common unit issuance compensated Ferrell Propane for its retention of $725,000 of certain tax liabilities of Blue Flame.

     During fiscal 2000, Williams became a related party to the Partnership due to the Partnership's issuance of 4,375,000 senior units to a subsidiary of Williams as part of the Thermogas acquisition (See Notes I and P). In a noncash transaction, during fiscal 2001 and 2000, the Partnership paid quarterly senior unit distributions to Williams of $11,108,000 and $9,422,000, respectively, using additional senior units. In April 2001, Williams sold all its senior units to JEF Capital Management, Inc., an entity owned by James E. Ferrell, Chairman, Chief Executive Officer and President of the General Partner, and thereafter, ceased to be a related party of the Partnership. During fiscal 2001 and 2000, the Partnership recognized wholesale sales to Williams of $493,000 and $2,091,000, respectively. In connection with its normal purchasing and risk management activities, the Partnership entered into, with Williams as a counterparty, certain purchase, forward, futures, option and swap contracts. During fiscal 2001 and 2000 the Partnership recognized a net increase (decrease) to cost of sales of $(4,456,000) and $3,645,000, respectively, related to these activities.

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

     During fiscal 2001, the Partnership paid to JEF Capital Management $83,464,000 to redeem a total of 2,086,612 senior units and $5,750,000 in senior unit distributions. During fiscal 2002, the Partnership paid JEF Capital Management $776,445 to redeem a total of 19,411 senior units and $11,192,000 in senior unit distributions. In a noncash transaction, the Partnership accrued a senior unit distribution of $2,782,211 that will be paid to JEF Capital Management on September 13, 2002.

     Ferrell International Limited, FI Trading, Inc. and Ferrell Resources, LLC are beneficially owned by James E. Ferrell and thus are affiliates of the Partnership. The Partnership enters into transactions with Ferrell International Limited and FI Trading in connection with its risk management activities and does so at market prices in accordance with an affiliate trading policy approved by the General Partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During fiscal 2002, 2001 and 2000, the Partnership recognized net receipts (disbursements) from purchases, sales and commodity derivative transactions of $10,692,000, $(28,140,000), and $(8,508,000), respectively. These net purchases, sales and commodity derivative transactions with Ferrell International Limited and FI Trading, Inc. are classified as cost of product sold. Amounts due from Ferrell International Limited at July 31, 2002 and 2001 were $396,000 and $0, respectively. Amounts due to Ferrell International Limited at July 31, 2002 and 2001 were $266,000 and $0, respectively.

     During fiscal 2002, 2001 and 2000, Ferrell International Limited, FI Trading, Inc. and Ferrell Resources, LLC paid the Partnership a total of $40,000, $40,000, and $313,000, respectively, for accounting and administration services.

     The Partnership also leased propane tanks from Ferrell Propane, Inc., a subsidiary of the General Partner from October 1998 until February 2002, at which time, Ferrell Propane sold all its tanks to an unrelated entity. The Partnership recognized $300,000, $515,000, and $515,000 of lease expense during fiscal years 2002, 2001, and 2000.

L.   Contingencies and Commitments

     The Partnership is threatened with or named as a defendant in various lawsuits that, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that will have a material adverse effect on the financial condition, results of operations or cash flows of the Partnership. Currently, the Partnership is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

     On December 6, 1999, the OLP entered into, with Banc of America Leasing & Capital LLC, a $25,000,000 operating lease involving the sale-leaseback of a portion of the OLP's customer tanks. This operating lease has a term that expires June 30, 2003 and may be extended for two additional one-year periods at the option of the OLP, if such extension is approved by the lessor. On December 17, 1999, immediately prior to the closing of the Thermogas acquisition (See Note P), Thermogas entered into, with Banc of America Leasing & Capital LLC, a $135,000,000 operating lease involving a portion of its customer tanks. In connection with the Thermogas acquisition, the OLP assumed all obligations under the $135,000,000 operating lease, which has terms and conditions similar to the December 6, 1999, $25,000,000 operating lease discussed above. Prior to the end of these lease terms, the Partnership intends to secure additional financing in order to purchase the related customer tanks. No assurances can be given that such financing will be obtained or, if obtained, such financing will be on terms equally favorable to the Partnership.

     Effective June 2, 2000, the OLP entered into an interest rate cap agreement ("Cap Agreement") with Bank of America, related to variable quarterly rent payments due pursuant to two operating tank lease agreements. The variable quarterly rent payments are determined based upon a floating LIBOR based interest rate. The Cap Agreement, which expires June 30, 2003, requires Bank of America to pay the OLP at the end of each March, June, September and December the excess, if any, of the applicable three month floating LIBOR interest rate over 9.3%, the cap, applied to the total obligation due each quarter under the two operating tank lease agreements. The total obligation under these two operating tank lease agreements as of July 31, 2002 and 2001 was $156,000,000 and $157,600,000, respectively.

     The 2,782,211 senior units outstanding as of July 31, 2002 have a liquidating value of $40 per unit or $111,288,000. The senior units are redeemable by the Partnership at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by the Partnership Agreement. Such conversion rights are contingent upon the Partnership not previously redeeming such securities.

     Certain property and equipment is leased under noncancelable operating leases which require fixed monthly rental payments and which expire at various dates through 2020. Rental expense under these leases totaled $36,959,000, $42,420,000, and $35,292,000 for the years ended July 31,
     2002, 2001, and 2000, respectively. Future minimum lease commitments for such leases in the next five years, including the aforementioned operating tank leases, are $26,986,000 in 2003, $13,478,000 in 2004, $10,223,000 in
     2005, $8,228,000 in 2006 and $5,020,000 in 2007.

     In addition to the future minimum lease commitments, the Partnership plans to purchase vehicles and computers at the end of their lease terms totaling $158,577,000 in 2003, $4,738,000 in 2004, $4,105,000 in 2005, $2,076,000 in
     2006 and $6,944,000 in 2007. The Partnership intends to renew other vehicle, tank and computer leases that would have had buyouts of $5,039,000 in 2003 and $311,000 in 2004.

M.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     Ferrell makes contributions to the ESOT which causes a portion of the shares of Ferrell owned by the ESOT to be allocated to employees' accounts over time. The allocation of Ferrell shares to employee accounts causes a non-cash compensation charge to be incurred by the Partnership, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in the Partnership's Consolidated Statements of Earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charge has increased from fiscal 2000 to fiscal 2001 primarily due to the effect of employees added to the company from the Thermogas acquisition (see Note P). This charge increased from fiscal 2001 to fiscal 2002 primarily due to the increase in the fair value of the Ferrell shares allocated to employees. The Partnership is not obligated to fund or make contributions to the ESOT.

     The General Partner and its parent, Ferrell, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, the Company suspended future profit sharing contributions to the plan beginning with fiscal year 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the ESOP. Contributions for the years ended July 31, 2002, 2001, and 2000, were $2,773,000, $3,235,000, and $2,869,000, respectively, under the 401(k)
     provisions.

     The General Partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The General Partner's funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. As of July 31, 2002 and 2001, other comprehensive income was reduced and other liabilities were increased $527,000 and $2,092,000, respectively because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

N.   Unit Options of the  Partnership  and Stock  Options of Ferrell  Companies,
     Inc.

     Prior to April 19, 2001, the Second Amended and Restated Ferrellgas Unit Option Plan (the "unit option plan") authorized the issuance of options (the "unit options") covering up to 850,000 of the MLP's common units to employees of the General Partner or its affiliates. Effective April 19, 2001, the unit option plan was amended to authorize the issuance of options covering an additional 500,000 common units. The unit option plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan from the unitholders of the MLP was not required. The Board of Directors of the General Partner administers the unit option plan, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the unit option plan. No single officer or director of the General Partner may acquire more than 314,895 common units under the unit option plan. The unit options outstanding as of July 31, 2002, are exercisable at exercise prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the units at the time of the grant. In general, the options currently outstanding under the unit option plan vest over a five-year period, and expire on the tenth anniversary of the date of the grant.

                                                                     Number          Weighted           Weighted
                                                                       Of             Average            Average
                                                                     Units        Exercise Price       Fair Value
                                                                  -----------     --------------       ----------
          Outstanding, August 1, 1999                                782,025           $18.23
          Granted                                                       -                 -              $   -
          Forfeited                                                  (60,500)           19.38
                                                                  -----------
          Outstanding, July 31, 2000                                 721,525            18.13
          Granted                                                    651,000            17.90               2.56
          Exercised                                                 (101,250)           16.80
          Forfeited                                                  (42,075)           19.27
                                                                  -----------
          Outstanding, July 31, 2001                               1,229,200            18.08
          Granted                                                       -                 -                  -
          Exercised                                                  (55,350)           16.80
          Forfeited                                                  (98,450)           18.04
                                                                  -----------
          Outstanding, July 31, 2002                               1,075,400            18.15
                                                                  -----------
          Options exercisable, July 31, 2002                         594,725            18.25
                                                                  -----------


                                                                  Options Outstanding at July 31, 2002
                                                                  ------------------------------------
          Range of option prices at end of year                             $16.80-$21.67
          Weighted average remaining contractual life                         6.2 Years


     The Ferrell Companies Incentive Compensation Plan (the "ICP") was established by Ferrell to allow upper middle and senior level managers of the General Partner to participate in the equity growth of Ferrell. The shares underlying the stock options are common shares of Ferrell, therefore, there is no potential dilution of the Partnership. The Ferrell ICP stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell debt, but in no event later than 20 years from the date of issuance.

     The Partnership accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the unit option plan, or for the ICP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Partnership's net income (loss) and earnings (loss) per unit would have been adjusted as noted in the table below:

      (in thousands, except per unit amounts)                      2002        2001        2000
                                                                 --------    --------    --------
       Net earnings (loss) available to common unitholders
       as reported                                               $48,299     $45,594    $(10,146)

       Pro forma adjustment                                          (10)       (498)        (79)
                                                                 --------    --------   ---------

       Net earnings (loss) available to common unitholders
       as adjusted                                               $48,289     $45,096    $(10,225)
                                                                 ========    ========   =========

       Pro forma basic and diluted net earnings
         (loss) per common unit                                    $1.34     $  1.41    $  (0.32)
                                                                 ========    ========   =========


     The fair value of the unit options granted during fiscal 2001 was determined using a binomial option valuation model with the following assumptions: a) distribution amount of $0.50 per unit per quarter, b) average common unit price volatility of 23.2%, c) the risk-free interest rate used was 4.4%, and d) the expected life of the option used was five years. The fair value of the Ferrell Companies, Inc. ICP stock options granted during the 2002, 2001 and 2000 fiscal years were determined using a binomial option valuation model with the following assumptions: a) no dividends, b) average stock price volatility of 19.2%, 13.2% and 10.1% used in 2002, 2001 and 2000, respectively, c) the risk-free interest rate used was 4.3%, 5.2% and 6.4% in 2002, 2001 and 2000, respectively and d)
     expected life of the options between five and 12 years.


O.   Disclosures About Fair Value of Financial Instruments

     The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of the Partnership's long-term financial instruments was $710,228,000 and $681,060,000 as of July 31, 2002 and 2001, respectively. The fair value is estimated based on quoted market prices.

     Interest Rate Collar, Cap and Swap Agreements. The Partnership from time to time has entered into various interest rate collar, cap and swap agreements involving, among others, the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. During fiscal 2001, an interest rate collar agreement expired and a swap agreement was terminated by a counterparty. As of July 31, 2002, an interest rate cap agreement with a counterparty who is a large financial institution remained in place. The fair value of this interest rate cap agreement at July 31, 2002 and 2001 was de minimis.


P.  Business Combinations

     During the year ended July 31, 2002, the Partnership acquired three retail propane businesses with an aggregate value at $10,790,000.

     o Blue Flame Bottle Gas, based in southern Arizona

     o Alabama Butane Co., based in central and south Alabama

     o Alma Farmers Union Co-op, based in western Wisconsin

     These purchases were funded by $6,294,000 of cash payments and, in noncash transactions, the issuance of 117,487 common units valued at an aggregate of $2,325,000, and $2,171,000 of notes payable to the seller. The aggregate value was allocated as follows: $7,064,000 for fixed assets such as customer tanks, buildings and land, $2,671,000 for non-compete agreements, $1,195,000 for customer lists, $32,000 for other assets and $(172,000) for net working capital. Net working capital was comprised of $556,000 of current assets and $728,000 of current liabilities. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

     During the year ended July 31, 2001, the Partnership made acquisitions of three businesses with an aggregate value at $418,000. The purchases were funded by $200,000 of cash payments and, in a non-cash transaction, the issuance of $218,000 of notes payable to the seller. Non-compete agreements and customer lists were assigned values of $228,000 and $4,000, respectively.

     On December 17, 1999, the Partnership purchased Thermogas from a subsidiary of Williams. At closing the Partnership entered into the following noncash transactions: a) issued $175,000,000 in senior units to the seller, b) assumed a $183,000,000 loan, (see Note H) and c) assumed a $135,000,000 operating lease (see Note L). After the conclusion of these acquisition-related transactions, including the merger of the OLP and Thermogas, the Partnership acquired $61,842,000 of cash, which remained on the Thermogas balance sheet at the acquisition date. The Partnership paid $17,146,000 in additional costs and fees related to the acquisition. As part of the Thermogas acquisition, the OLP agreed to reimburse Williams for the value of working capital received by the Partnership in excess of $9,147,500. On June 6, 2000, the OLP and Williams agreed upon the amount of working capital that was acquired by the Partnership on December 17, 1999. The OLP reimbursed Williams $5,652,500 as final settlement of this working capital reimbursement obligation. In fiscal 2000, the Partnership had accrued $7,033,000 in involuntary employee termination benefits and exit costs, which it expected to incur within twelve months from the acquisition date as it implemented the integration of the Thermogas operations. This accrual included $5,870,000 of termination benefits and $1,163,000 of costs to exit Thermogas activities. The Partnership paid $2,788,000 and $1,306,000 for termination benefits and $491,000 and $890,000 for exit costs in fiscal years 2001 and 2000, respectively. The remaining liability for termination benefits and exit costs was reduced in fiscal 2001 by $1,558,000 as an adjustment to goodwill.

     Prior to the issuance of SFAS No. 141, "Business Combinations," the total assets contributed to the OLP (at the Partnership's cost basis) were allocated as follows: (a) working capital of $16,870,000, (b) property, plant and equipment of $140,284,000, (c) $60,200,000 to customer list with an estimated useful life of 15 years, (d) $9,600,000 to assembled workforce with an estimated useful life of 15 years, (e) $3,071,000 to non-compete agreements with an estimated useful life ranging from one to seven years, and (f) $86,475,000 to goodwill at an estimated useful life of 15 years. The transaction was accounted for as a purchase and, accordingly, the results of operations of Thermogas have been included in the Consolidated Financial Statements from the date of acquisition. Pursuant to the implementation of SFAS No. 141, assembled workforce was considered an acquired intangible asset that did not meet the criteria for recognition apart from goodwill. Effective August 1, 2000, the $8,221,000 carrying value of assembled workforce was reclassified to goodwill.

     The following pro forma financial information assumes that the Thermogas acquisition occurred as of August 1, 1999 (unaudited):

                                                             For the year
                                                                ended
                                                               July 31,
     (in thousands, except per unit amounts)                     2000
                                                             ------------
     Total revenues                                           $1,055,031
     Net loss                                                    (18,609)
     Common unitholders' interest in net loss                    (18,423)
     Basic and diluted loss per common unit                   $    (0.59)


     During the fiscal year ended July 31, 2000, the Partnership made acquisitions of two other businesses with an aggregate value of $7,183,000, in addition to the Thermogas acquisition. These purchases were funded by $6,338,000 of cash payments and the following noncash transactions: the issuance of $601,000 of notes payable to the seller, $46,000 of common units and $198,000 of other costs and consideration. Customer lists and non-compete agreements were assigned values of $2,056,000 and $601,000, respectively.

     All transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations of all acquisitions have been included in the Consolidated Financial Statements from their dates of acquisition. The pro forma effect of these transactions, except those related to the Thermogas acquisition, was not material to the results of operations.


Q.   Earnings Per Common Unit

     In fiscal 2002, 71,253 unit options were considered dilutive, however, these additional units caused less than a $0.01 change between the basic and dilutive earnings per unit. In fiscal 2001 and 2000, the unit options were antidilutive. Below is a calculation of the basic and diluted earnings per unit on the Consolidated Statements of Earnings. For diluted earnings per unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic and diluted earnings per common unit, the distributions on senior units are subtracted from net earnings to compute net earnings available to common unitholders.

     (in thousands, except per unit data)

                                               For the year ended July 31,
                                           -----------------------------------
                                              2002        2001         2000
                                           ---------    ---------    ---------
     Net earnings (loss) available
      to common unitholders                 $48,299      $45,594     $(10,146)
                                           ---------    ---------    ---------

     Weighted average common
      units outstanding                    36,022.3     31,987.3     31,306.7

     Basic and diluted earnings
      (loss) per common unit                $  1.34      $  1.43     $  (0.32)
                                           =========    =========    =========

R.   Quarterly Data (unaudited)

     The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation. Due to the seasonality of the retail distribution of propane, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of net earnings (loss) per common unit by quarter may not equal the net earnings (loss) per common unit for the year due to variations in the weighted average units outstanding used in computing such amounts.

(in thousands, except per unit data)
Fiscal year ended July 31, 2002
                                         First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                         -------------     --------------     -------------     --------------
Revenues                                     $245,243           $355,738          $287,161           $146,654
Gross profit                                   95,296            179,147           152,521             74,395
Net earnings (loss)                           (13,502)            68,188            36,635            (31,362)
Net earnings (loss) per:
  common unit - basic                           (0.45)              1.80              0.93              (0.94)
Net earnings (loss) per:
  common unit - diluted                         (0.45)              1.80              0.93              (0.93)

Fiscal year ended July 31, 2001
                                         First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                         -------------     --------------     -------------     --------------
Revenues                                     $288,461           $641,817          $384,393           $153,999
Gross profit                                   92,141            234,150           152,801             59,461
Net earnings (loss)                           (17,565)            94,948            30,402            (43,717)
Net earnings (loss) per
  common unit - basic and
  diluted                                       (0.70)              2.85              0.81              (1.38)



                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Partners Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.), as of July 31, 2002, and 2001, and the related statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Ferrellgas Partners Finance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.








DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 2002



                            FERRELLGAS PARTNERS FINANCE CORP.
                 (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                                      BALANCE SHEETS



                                                                             July 31,
                                                                       --------------------
    ASSETS                                                               2002       2001
    ----------------------------------------------------------------   ---------  ---------
    Cash                                                                $1,000     $1,000
                                                                       ---------  ---------
    Total Assets                                                        $1,000     $1,000
                                                                       =========  =========



    STOCKHOLDER'S EQUITY
    ----------------------------------------------------------------
    Common stock, $1.00 par value; 2,000 shares
    authorized; 1,000 shares issued and outstanding                     $1,000     $1,000

    Additional paid in capital                                           2,061      1,662

    Accumulated deficit                                                 (2,061)    (1,662)
                                                                       ---------  ---------
    Total Stockholder's Equity                                          $1,000     $1,000
                                                                       =========  =========



                       See notes to financial statements.


                      FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENTS OF EARNINGS





                                                         For the year ended July 31,
                                                     -----------------------------------
                                                        2002         2001        2000
                                                     ----------   ----------  ----------

Revenues                                                   $ -          $ -         $ -

General and administrative expense                         399          425         463
                                                     ----------   ----------  ----------

Net loss                                                $ (399)      $ (425)     $ (463)
                                                     ==========   ==========  ==========







                       See notes to financial statements.


                                FERRELLGAS PARTNERS FINANCE CORP.
                    (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                               STATEMENTS OF STOCKHOLDER'S EQUITY



                                     Common stock       Additional    Accum-          Total
                                 ----------------------  paid in      ulated      stockholder's
                                   Shares     Dollars    capital      deficit         equity
                                 ----------- ---------- ----------- ------------ -----------------

   August 1, 1999                     1,000     $1,000        $774       $ (774)           $1,000

   Capital contribution               -          -             463        -                   463

   Net loss                           -          -          -              (463)             (463)
                                 ----------- ---------- ----------- ------------ -----------------
     July 31, 2000                    1,000      1,000       1,237       (1,237)            1,000

   Capital contribution               -          -             425       -                    425

   Net loss                           -          -          -              (425)             (425)
                                 ----------- ---------- ----------- ------------ -----------------
     July 31, 2001                    1,000      1,000       1,662       (1,662)            1,000

   Capital contribution               -          -             399        -                   399

   Net loss                           -          -           -             (399)            (399)
                                 ----------- ---------- ----------- ------------ -----------------
    July 31, 2002                     1,000     $1,000      $2,061      $(2,061)           $1,000
                                 =========== ========== =========== ============ =================


                       See notes to financial statements.

           FERRELLGAS PARTNERS FINANCE CORP.
      (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

          STATEMENTS OF CASH FLOWS




                                                            For the year ended July 31,
                                                         -----------------------------------
                                                            2002        2001        2000
                                                         -----------  ----------  ----------
Cash Flows From Operating Activities:
  Net loss                                                   $ (399)     $ (425)     $ (463)
                                                         -----------  ----------  ----------
      Cash used by operating activities                        (399)       (425)       (463)
                                                         -----------  ----------  ----------


Cash Flows From Financing Activities:
  Capital contribution                                          399         425         463
                                                         -----------  ----------  ----------
      Cash provided by financing activities                     399         425         463
                                                         -----------  ----------  ----------

Change in cash                                                -           -           -
Cash - beginning of year                                      1,000       1,000       1,000
                                                         -----------  ----------  ----------
Cash - end of year                                           $1,000      $1,000      $1,000
                                                         ===========  ==========  ==========


                       See notes to financial statements.

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

B.       Commitment

          On April 26, 1996, the Partnership issued $160,000,000 of 9 3/8% Senior Secured Notes due 2006 (the "Senior Notes"). The Senior Notes became redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. On September 24, 2002, the Partnership has a commitment to redeem the Senior Notes, with the proceeds from $170,000,000 of newly issued fixed rate senior notes.

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

          Due to the inability of the Company to utilize the deferred tax benefit of $821 associated with the current year net operating loss carryforward of $2,110, which expire at various dates through July 31, 2022, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the years ended July 31, 2002, 2001 or 2000, and there is no net deferred tax asset as of July 31, 2002 and 2001.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           Page

Ferrellgas Partners, L.P. and Subsidiaries
Independent Auditors' Report on Schedules..................................S-2

Schedule I        Parent Company Only Balance Sheets as of
                  July 31, 2002 and 2001 and Statements of Earnings
                  and Cash Flows for the years ended July 31, 2002,
                  2001 and 2000............................................S-3


Schedule II       Valuation and Qualifying Accounts for the
                  years ended July 31, 2002, 2001 and 2000.................S-6

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2002 and 2001, and for each of the three years in the period ended July 31, 2002, and have issued our report thereon dated September 12, 2002. Our audit also included the financial statement schedules listed in Item 15(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 2002

                                                                     Schedule I
                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                                 BALANCE SHEETS
                                 (in thousands)

                                                            July 31,
                                                       -------------------
 ASSETS                                                  2002       2001
---------------------------------------------------    ---------  ---------

 Cash and cash equivalents                                $ 393      $ 215
 Prepaid expenses and other current assets                2,079        147
 Investment in Ferrellgas, L.P.                         180,401    196,737
 Other assets, net                                          423      3,019
                                                       ---------  ---------
    Total Assets                                       $183,296   $200,118
                                                       =========  =========




LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------

Other current liabilities                               $ 2,135    $ 2,131
Long term debt                                          160,000    160,000

Partners' Capital
  Senior unitholder                                     111,288    112,065
  Common unitholders                                    (28,320)   (12,959)
  General partner                                       (59,035)   (58,738)
  Accumulated other comprehensive income                 (2,772)    (2,381)
                                                       ---------  ---------
    Total Partners' Capital                              21,161     37,987
                                                       ---------  ---------

    Total Liabilities and Partners' Capital            $183,296   $200,118
                                                       =========  =========




                                                                     Schedule I
                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                             STATEMENT OF EARNINGS
                                 (in thousands)


                                              For the year ended July 31,
                                           --------------------------------
                                             2002        2001       2000
                                           ---------   ---------  ---------
Equity in earnings of Ferrellgas, L.P.     $ 75,588    $ 81,203   $ 15,907
Operating expense                                 2         -          -
Interest expense                             15,583      13,858     15,047
Other charges                                    44       3,277        -
                                           ---------   ---------  ---------

  Net earnings                             $ 59,959    $ 64,068      $ 860
                                           =========   =========  =========



                                                                   Schedule I

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 For the year ended July 31,
                                                               -------------------------------
                                                                  2002       2001       2000
                                                               ----------  ---------  ---------
    Cash Flows From Operating Activities:
     Net earnings                                                $59,959    $64,068      $ 860
     Reconciliation of net earnings to
     net cash used in operating activities:
        Amortization of capitalized financing costs                  515        523        515
        Other                                                        192         48        -
        Equity in earnings of Ferrellgas, L.P.                   (75,588)   (81,203)   (15,907)
        Increase (decrease) in other current liabilities             (73)       289        -
        Increase (decrease) in accrued interest expense               77        148       (183)
                                                               ----------  ---------  ---------
          Net cash used in operating activities                  (14,918)   (16,127)   (14,715)
                                                               ----------  ---------  ---------

    Cash Flows From Investing Activities:
     Distributions received from Ferrellgas, L.P.                 99,051     83,133     77,962
                                                               ----------  ---------  ---------
          Net cash provided by investing activities               99,051     83,133     77,962
                                                               ----------  ---------  ---------

    Cash Flows From Financing Activities:
     Distributions to partners                                   (84,075)   (69,125)   (63,247)
     Issuance of common units, net of issuance costs                 -       84,865        -
     Redemption of senior units                                     (777)   (83,464)       -
     Proceeds from exercise of common unit options                   939      1,718        -
     Other                                                            16       (774)       -
     Net advance from (to) affiliate                                 (58)       (12)       -
                                                               ----------  ---------  ---------
          Net cash used by financing activities                  (83,955)   (66,792)   (63,247)
                                                               ----------  ---------  ---------

    Increase in cash and cash equivalents                            178        214        -
    Cash and cash equivalents - beginning of year                    215          1          1
                                                               ----------  ---------  ---------
    Cash and cash equivalents - end of year                        $ 393      $ 215        $ 1
                                                               ==========  =========  =========



                                                                    Schedule II

                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                      Balance at     Charged to                Deductions     Balance
                                      beginning        cost/         Other      (amounts       at end
            Description               of period       expenses     Additions   charged-off)   of period
----------------------------------   -----------     -----------   ---------   ------------   ---------
Year ended July 31, 2002
------------------------
Allowance for doubtful accounts          $3,159          $1,604          $0        $(3,296)     $1,467


Year ended July 31, 2001
------------------------
Allowance for doubtful accounts           2,388           3,029           0         (2,258)      3,159


Year ended July 31, 2000
------------------------
Allowance for doubtful accounts           1,296           2,349           0         (1,257)      2,388

