Form 10-Q
period 2002-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2002-12-11
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended October 31, 2002

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

                   One Liberty Plaza, Liberty, Missouri 64068
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes    [ X ]  No    [   ]

At November 29, 2002, the registrants had units or shares outstanding as follows:
        Ferrellgas Partners, L.P.      36,134,828         Common Units
                                        2,782,211         Senior Units

        Ferrellgas Partners
          Finance Corp.                     1,000         Common Stock

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                Table of Contents
                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                Ferrellgas Partners, L.P. and Subsidiaries

                Consolidated Balance Sheets - October 31, 2002
                   (unaudited) and July 31, 2002                               1

                Consolidated Statements of Earnings -
                   Three months ended October 31, 2002
                   and 2001 (unaudited)                                        2

                Consolidated Statement of Partners' Capital -
                   Three months ended October 31, 2002 (unaudited)             3

                Consolidated Statements of Cash Flows -
                   Three months ended October 31, 2002
                   and 2001 (unaudited)                                        4

                Notes to Consolidated Financial Statements (unaudited)         5

                Ferrellgas Partners Finance Corp.

                Balance Sheets - October 31, 2002 (unaudited)
                   and July 31, 2002                                          11

                Statements of Earnings -
                   Three months ended October 31, 2002
                   and 2001 (unaudited)                                       11

                Statements of Cash Flows -
                   Three months ended October 31, 2002
                   and 2001 (unaudited)                                       12

                Notes to Financial Statements (unaudited)                     12

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            20

ITEM 4. CONTROLS AND PROCEDURES                                               21

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     21

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   21

ITEM 5. OTHER INFORMATION                                                     22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      22

                                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                                    October 31,   July 31,
ASSETS                                                 2002         2002
----------------------------------------------      -----------  -----------
                                                    (unaudited)
Current Assets:
  Cash and cash equivalents                           $ 14,516     $ 19,781
  Accounts and notes receivable, net                    48,050       74,274
  Inventories                                           76,855       48,034
  Prepaid expenses and other current assets             11,299       10,724
                                                    -----------  -----------
    Total Current Assets                               150,720      152,813

Property, plant and equipment, net                     508,137      506,531
Goodwill                                               124,190      124,190
Intangible assets, net                                  95,231       98,170
Other assets, net                                       17,335        3,424
                                                    -----------  -----------
    Total Assets                                     $ 895,613    $ 885,128
                                                    ===========  ===========


LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------
Current Liabilities:
  Accounts payable                                    $ 98,594     $ 54,316
  Other current liabilities                             66,406       89,061
  Short-term borrowings                                 21,500            -
                                                    -----------  -----------
    Total Current Liabilities                          186,500      143,377

Long-term debt                                         713,003      703,858
Other liabilities                                       17,518       14,861
Contingencies and commitments (Note H)                       -            -
Minority interest                                        1,485        1,871

Partners' Capital:
 Senior unitholder (2,782,211 units outstanding at
   October 31, 2002 and July 31, 2002 - liquidation
   preference $111,288 at October 31, 2002 and
   July 31, 2002)                                      111,288      111,288
 Common unitholders (36,105,828 and 36,081,203
   units outstanding at October 31, 2002 and
   July 31, 2002, repectively)                         (72,050)     (28,320)
 General partner unitholder (392,815 and 392,556
   units outstanding at October 31, 2002 and
   July 31, 2002, respectively)                        (59,507)     (59,035)
 Accumulated other comprehensive loss                   (2,624)      (2,772)
                                                    -----------  -----------
    Total Partners' Capital                            (22,893)      21,161
                                                    -----------  -----------
    Total Liabilities and Partners' Capital          $ 895,613    $ 885,128
                                                    ===========  ===========

                 See notes to consolidated financial statements.


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)


                                                       For the three months ended
                                                  -----------------------------------
                                                  October 31, 2002   October 31, 2001
                                                  ----------------   ----------------

Revenues:
  Gas liquids and related product sales                  $ 194,900         $ 224,285
  Other                                                     21,414            20,958
                                                  -----------------  ----------------
    Total revenues                                         216,314           245,243

Cost of product sold (exclusive of
  depreciation, shown separately below)                    123,672           149,947
                                                  -----------------  ----------------

Gross profit                                                92,642            95,296

Operating expense                                           68,428            67,127
Depreciation and amortization expense                        9,895            11,454
General and administrative expense                           6,902             6,825
Equipment lease expense                                      5,992             6,545
Employee stock ownership plan compensation
  charge                                                     1,395             1,309
Loss on disposal of assets and other                           671               847
                                                  -----------------  ----------------

Operating income (loss)                                       (641)            1,189

Interest expense                                           (14,696)          (15,114)
Interest income                                                 62               326
Early extinguishment of debt expense                        (7,052)                -
                                                  -----------------  ----------------

Loss before minority interest and cumulative
   effect of change in accounting principle                (22,327)          (13,599)

Minority interest                                             (115)              (97)
                                                  -----------------  ----------------

Loss before cumulative effect of change in
   accounting principle                                    (22,212)          (13,502)

Cumulative effect of change in accounting
   principle, net of minority interest of $28               (2,754)                -
                                                  -----------------  ----------------

Net loss                                                   (24,966)         (13,502)

Distribution to senior unitholder                            2,782             2,802
Net loss available to general partner                         (277)             (163)
                                                  -----------------  ----------------
Net loss available to common unitholders                 $ (27,471)        $ (16,141)
                                                  =================  ================

Basic loss per common unit:
Net loss available to common unitholders
  before cumulative effect of change in
  accounting principle                                     $ (0.69)          $ (0.45)
Cumulative effect of change in accounting
  principle                                                  (0.07)                -
                                                  -----------------  ----------------
Net loss available to common unitholders                   $ (0.76)          $ (0.45)
                                                  =================  ================



                 See notes to consolidated financial statements.


                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                                             Number of units                                             Accumulated
                                  -----------------------------                                             other
                                                          General                             General      compre-       Total
                                    Senior      Common    partner     Senior      Common      partner      hensive     partners'
                                  unitholder unitholders unitholder unitholder  unitholders  unitholder      loss       capital
                                  ---------- ----------- ---------- ----------  -----------  ----------  -----------  -----------

August 1, 2002                      2,782.2    36,081.2      392.6   $111,288    $ (28,320)  $ (59,035)    $ (2,772)      $21,161

 Contribution in connection with
  ESOP compensation charge                -           -          -          -        1,368          13            -         1,381

 Common unit cash distribution            -           -          -          -      (18,043)       (182)           -       (18,225)

 Senior unit accrued distribution         -           -          -          -       (2,754)        (56)           -        (2,810)

 Common unit options exercised            -        24.6        0.2          -          414           4            -           418

 Comprehensive loss:
    Net loss                              -           -          -          -      (24,715)       (251)           -       (24,966)
    Other comprehensive income:
       Risk management fair value
        adjustment                        -           -          -          -            -           -          148           148
                                                                                                                      ------------
 Comprehensive loss                                                                                                       (24,818)
                                  ---------- ----------- ---------- ----------  -----------  ----------  -----------  ------------
October 31, 2002                    2,782.2    36,105.8      392.8   $111,288    $ (72,050)  $ (59,507)    $ (2,624)    $ (22,893)
                                  ========== ===========  ========= ==========  ===========  ==========  ===========  ============


                See notes to consolidated financial statements.



                         FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                         (unaudited)


                                                               For the three months ended
                                                           -----------------------------------
                                                           October 31, 2002   October 31, 2001
                                                           -----------------  ----------------

Cash Flows From Operating Activities:
 Loss before cumulative effect of change in
   accounting principle                                           $ (22,212)        $ (13,502)
 Adjustments to reconcile loss before cumulative effect
   of change in accounting principle to net cash used in
   operating activities:
  Early extinguishment of debt expense                                1,854                 -
  Depreciation and amortization expense                               9,895            11,454
  Employee stock ownership plan compensation charge                   1,395             1,309
  Minority interest                                                    (115)              (97)
  Other                                                               1,754               742
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net of securitization            (24,485)          (15,739)
    Inventories                                                     (28,821)          (14,096)
    Prepaid expenses and other current assets                        (2,302)           (6,084)
    Accounts payable                                                 44,278            44,653
    Accrued interest expense                                        (10,098)           (6,395)
    Other current liabilities                                       (11,852)           (8,824)
    Other liabilities                                                  (465)             (150)
                                                           -----------------  ----------------
      Net cash used in operating activities                         (41,174)           (6,729)
                                                           -----------------  ----------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                           (249)             (522)
 Capital expenditures - technology initiative                        (4,439)           (2,191)
 Capital expenditures - other                                        (4,942)           (3,818)
 Net proceeds from accounts receivable securitization                40,000             3,000
 Other                                                                  886             1,342
                                                           -----------------  ----------------
      Net cash provided by (used in) investing activities            31,256            (2,189)
                                                           -----------------  ----------------

Cash Flows From Financing Activities:
 Distributions                                                      (21,035)          (20,967)
 Proceeds from issuance of debt                                     170,000            24,242
 Principal payments on debt                                        (161,042)           (1,145)
 Net additions to short-term borrowings                              21,500               458
 Cash paid for debt issue costs                                      (4,809)                -
 Minority interest activity                                            (257)             (214)
 Proceeds from exercise of common unit options                          296               525
                                                           -----------------  ----------------
      Net cash provided by financing activities                       4,653             2,899
                                                           -----------------  ----------------

Decrease in cash and cash equivalents                              $ (5,265)         $ (6,019)
Cash and cash equivalents - beginning of period                      19,781            25,386
                                                           -----------------  ----------------
Cash and cash equivalents - end of period                           $14,516           $19,367
                                                           =================  ================

Cash paid for interest                                              $24,168           $20,935
                                                           =================  ================



                       See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2002
                  (Dollars in thousands, except per unit data)
                                   (unaudited)


A.   Organization

     Ferrellgas Partners, L.P. activities are primarily conducted through its subsidiary Ferrellgas, L.P. Ferrellgas Partners is the sole limited partner of Ferrellgas, L.P. with a 99% limited partner interest. Ferrellgas Partners and Ferrellgas L.P. are together referred to as Ferrellgas. The general partner of both Ferrellgas Partners and Ferrellgas, L.P. is Ferrellgas, Inc., which owns an effective 2% general partner interest in Ferrellgas on a combined basis.

     The consolidated financial statements of Ferrellgas Partners and Subsidiaries reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included in Ferrellgas' Annual Report on Form 10-K for the year ended July 31, 2002.

B.   Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for product liability and other claims.

C.   Reclassifications

     Certain reclassifications have been made to the three months ended October 31, 2001 consolidated financial statements to conform to the three months ended October 31, 2002 consolidated financial statement presentation.

D.   Nature of operations

     Ferrellgas is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2002 and 2001 are not necessarily indicative of the results to be expected for a full fiscal year.

E.   Supplemental Balance Sheet and Statement of Earnings Information:


     Inventories consist of:

                                                  October 31,     July 31,
                                                     2002           2002
                                                  -----------   ----------
        Propane gas and related products             $58,983      $29,169
        Appliances, parts and supplies                17,872       18,865
                                                  -----------   ----------
                                                     $76,855      $48,034
                                                  ===========   ==========


     In addition to inventories on hand, Ferrellgas enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of October 31, 2002, in addition to the inventory on hand, Ferrellgas had committed to take net delivery of approximately 19.4 million gallons of propane at a fixed price.


     Property, plant and equipment, net consist of:
                                                  October 31,     July 31,
                                                     2002           2002
                                                  -----------   ----------
        Property, plant and equipment               $815,663     $810,416
        Less:  accumulated depreciation              307,526      303,885
                                                  -----------   ----------
                                                    $508,137     $506,531
                                                  ===========   ==========

     Intangible assets, consist of:
                                               October 31, 2002                       July 31, 2002
                                     -----------------------------------  ------------------------------------
                                        Gross                               Gross
                                      Carrying   Accumulated               Carrying    Accumulated
                                       Amount    Amortization     Net       Amount     Amortization     Net
                                     ----------  ------------  ---------  ----------  -------------  ---------
        Customer lists                $208,768     $(126,962)   $81,806    $208,662      $(124,860)   $83,802
        Non-compete agreements          62,953       (49,528)    13,425      62,893        (48,525)    14,368
                                     ----------  ------------  ---------  ----------  -------------  ---------
         Total                        $271,721     $(176,490)   $95,231    $271,555      $(173,385)   $98,170
                                     ==========  ============  =========  ==========  =============  =========


     Aggregate Amortization Expense:
                                                            2002       2001
                                                         ---------  ---------
        For the three months ended October 31              $3,105     $4,379


     Estimated Amortization Expense:

       For the year ended July 31,
       2003                                               $11,656
       2004                                                10,682
       2005                                                10,150
       2006                                                 9,631
       2007                                                 8,991


      Other assets, consist of:
                                                   October 31,      July 31,
                                                      2002            2002
                                                   -----------    -----------
      Debt issue costs, net                           $ 6,469         $2,399
      Investment in unconsolidated subsidiary           9,610              -
      Other assets, net                                 1,256          1,025
                                                   -----------    -----------
                                                      $17,335         $3,424
                                                   ===========    ===========

     On September 24, 2002, Ferrellgas Partners issued $170.0 million of 8.75% senior notes due 2012, the proceeds of which were used to repurchase and redeem the $160.0 million of 9.375% senior secured notes due 2006. Debt issue costs of $4.8 million related to the $170.0 million senior note issuance were capitalized. As a result of the repurchase and redemption of the $160.0 million senior secured notes, Ferrellgas expensed $1.9 million of unamortized debt issue costs.

     The investment in unconsolidated subsidiary represents Ferrellgas' investment in Ferrellgas Receivables, LLC and is accounted for on an equity basis. During the three months ended October 31, 2002, Ferrellgas increased its funding from the subsidiary. See discussion of the transactions between Ferrellgas and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing Activities."

F.   Long-Term Debt

     Long-term debt consists of:
                                                   October 31,      July 31,
                                                      2002            2002
                                                   -----------    -----------
     Senior Notes
       Fixed rate, 7.16%, due 2005-2013              $350,000       $350,000
       Fixed rate, 8.75%, due 2012                    170,000              -
       Fixed rate, 9.375%, due 2006                         -        160,000
       Fixed rate, 8.8%, due 2006-2009                184,000        184,000

     Notes payable, 7.7% and 7.6% weighted
       average interest rates, respectively,
       due 2002 to 2011                                11,444         12,177
                                                   -----------    -----------
                                                      715,444        706,177
     Less:  current portion                             2,441          2,319
                                                   -----------    -----------
                                                     $713,003       $703,858
                                                   ===========    ===========

     On September 24, 2002, Ferrellgas issued $170.0 million of 8.75% senior notes due 2012, the proceeds of which were used to repurchase and redeem the $160.0 million of 9.375% senior secured notes due 2006. During the three months ended October 31, 2002, Ferrellgas recognized $7.1 million of early extinguishment of debt expense related to the $5.2 million of premium and other costs incurred to repurchase and redeem the $160.0 million senior secured notes and the write-off of $1.9 million of unamortized debt issue costs. Interest on the $170.0 million senior notes is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2002. The $170.0 million senior notes are unsecured and are not redeemable before June 15, 2007, except in specific circumstances.

     The scheduled annual principal payments on long-term debt as of October 31, 2002 are as follows:

                                                         Scheduled annual
             Fiscal Year                                principal payments
             -----------                                ------------------
               2003                                        $    2,441
               2004                                             2,178
               2005                                             2,345
               2006                                           111,358
               2007                                            58,987
               Thereafter                                     538,135

     As of October 31, 2002, Ferrellgas had borrowings of $21.5 million under its $157.0 million bank credit facility. On December 10, 2002, this bank credit facility was refinanced with an amended $307.5 million bank credit facility and $156.8 million of the funds available were used to purchase propane tanks and related assets, including accrued interest, that were previously leased. The remaining portion of the amended bank credit facility is available for working capital purposes, acquisitions, capital expenditures and general partnership purposes. This amended bank credit facility will terminate on April 28, 2006, unless extended or renewed.

G.  Asset Retirement Obligations

     Statement of Financial Accounting Standard (SFAS) No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas adopted SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the three months ended October 31, 2002, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. Ferrellgas believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows. These obligations relate primarily to the estimated future expenditures required to retire Ferrellgas' underground storage facilities. These facilities will require closure and remediation expenditures in approximately 50 years. The following table presents a reconciliation of the beginning and ending carrying amounts of the asset retirement obligation:

                                                               Three months
                                                                  ended
                                                                October 31,
                                                                  2002
                                                               ------------
     Asset retirement obligation as of August 1, 2002             $3,073
     Add: Accretion expense                                           49
                                                               ------------
     Asset retirement obligation as of October 31, 2002           $3,122
                                                               ============

     The related asset carried for the purpose of settling the asset retirement obligation is $0.3 million as of October 31, 2002, and is not a legally restricted asset. Assuming retroactive application of the change in accounting principle as of August 1, 2001, there would be no material change in the pro forma net loss for the three months ended October 31, 2001. Other liabilities, assuming retroactive application of the change in accounting principle as of August 1, 2001 and July 31, 2002, would have increased $2.9 million and $3.1 million, respectively.

H.   Contingencies

     Ferrellgas is threatened with or named as a defendant in various lawsuits that, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that will have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

I.   Distributions

     On September 13, 2002, Ferrellgas paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended July 31, 2002. On December 13, 2002, Ferrellgas will pay cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended October 31, 2002.

J.   Loss Per Common Unit

     Below is a calculation of the basic loss per common unit in the consolidated statements of earnings for the periods indicated. As there are losses from continuing operations for the three months ended October 31, 2002 and 2001, a calculation for diluted earnings per common unit for each period was not performed, since the impact would be antidilutive. The senior units are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic loss per common unit, the distributions on senior units are added to the net loss to compute the net loss available to common unitholders.

                                                                         Three months ended
                                                                  ----------------------------------
                                                                    October 31         October 31
                                                                       2002               2001
                                                                  ---------------    ---------------
           Net loss available to common
              unitholders before cumulative effect of
              change in accounting principle                           $(24,717)           $(16,141)

           Cumulative effect of change in accounting
              principle, net of minority interest of $28                 (2,754)              -

           Net loss available to common unitholders                    $(27,471)           $(16,141)
                                                                  ---------------    ---------------
           Weighted average common units
             outstanding                                                  36,088              35,919
                                                                  ---------------    ---------------

           Basic loss per common unit:
           Net loss available to common
              unitholders before cumulative effect of
              change in accounting principle                            $ (0.69)            $ (0.45)

           Cumulative effect of change in accounting
             principle                                                                      -
                                                                          (0.07)
                                                                  ---------------    ---------------
           Net loss available to common unitholders                     $ (0.76)            $ (0.45)
                                                                  ===============    ===============


 K.  Adoption of New Accounting Standards

     The Financial Accounting Standards Board recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and FASB Interpretation No. 45
     "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

     SFAS No. 143 required the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. Ferrellgas implemented SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the three months ended October 31, 2002, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. See Note G for further discussion of these obligations. Ferrellgas believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows.

     SFAS No. 144 modified the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. Ferrellgas implemented SFAS No. 144 beginning in the year ending July 31, 2003, with no material effect on its financial position, results of operations and cash flows.

     SFAS No. 145 eliminated the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the consolidated statements of earnings. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangible assets of motor carriers and accounting for certain lease modifications do not currently apply to Ferrellgas. Ferrellgas implemented SFAS No. 145 beginning in the year ending July 31, 2003, and began reporting expenses associated with early extinguishments of debt in income from continuing operations. For the three months ended October 31, 2002, Ferrellgas recognized $7.1 million of expenses associated with the early extinguishment of the $160.0 million senior secured notes. Prior to the adoption of SFAS No. 145, Ferrellgas would have classified this type of expense as an extraordinary item.

     SFAS No. 146 modified the financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, the statement requires the liability to be recognized and measured initially at fair value. Under previous rules, liabilities for exit costs were recognized at the date of the entity's commitment to an exit plan. Ferrellgas has adopted and implemented SFAS No. 146 for all exit or disposal activities initiated after July 31, 2002. Ferrellgas believes the implementation will not have a material effect on its financial position, results of operations and cash flows.

     FASB Interpretation No. 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for such items at the time the guarantees are issued. Ferrellgas will implement the Interpretation beginning in the three months ending January 31, 2003, and is currently assessing the effect on its financial position, results of operations and cash flows.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly owned subsidiary of Ferrellgas Partners, L.P.)
                                 BALANCE SHEETS
                              (Amounts in dollars)

                                                            October 31,    July 31,
ASSETS                                                         2002          2002
--------------------------------------------------          -----------   ----------
                                                            (unaudited)

Cash                                                            $1,000       $1,000
                                                            -----------   ----------
Total Assets                                                    $1,000       $1,000
                                                            ===========   ==========


STOCKHOLDER'S EQUITY
--------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                 $1,000       $1,000

Additional paid in capital                                       2,061        2,061

Accumulated deficit                                             (2,061)      (2,061)
                                                            -----------   ----------
Total Stockholder's Equity                                      $1,000       $1,000
                                                            ===========   ==========


                                         See notes to financial statements.

                             STATEMENTS OF EARNINGS
                                   (unaudited)
                              (Amounts in dollars)
                                                For the three months ended
                                           -------------------------------------
                                              October 31,        October 31,
                                                 2002               2001
                                           ------------------ ------------------

General and administrative expense                $    -               $ 45

                                           ------------------ ------------------
Net loss                                          $    -               $(45)
                                           ================== ==================


                       See notes to financial statements.



                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Amounts in dollars)
                                                                     For the three months ended
                                                             --------------------------------------------
                                                                October 31,              October 31,
                                                                   2002                      2001
                                                             ------------------       -------------------
Cash Flows From Operating Activities:
  Net loss                                                       $     -                     $    (45)
                                                             ------------------       -------------------
      Cash used in operating activities                                -                          (45)
                                                             ------------------       -------------------
Cash Flows From Financing Activities:
  Capital contribution                                                 -                           45
                                                             ------------------       -------------------
      Cash provided by financing activities                            -                           45
                                                             ------------------       -------------------
Change in cash                                                         -                            -
Cash - beginning of period                                         1,000                        1,000
                                                             ------------------       -------------------
Cash - end of period                                              $1,000                       $1,000
                                                             ==================       ===================

                                     See notes to financial statements.


                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002
                                   (unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Ferrellgas Partners, L.P. is a Delaware limited partnership. Our common units are listed on the New York Stock Exchange and our activities are primarily conducted through our subsidiary Ferrellgas, L.P., a Delaware limited partnership. We are the sole limited partner of Ferrellgas, L.P. with a 99% limited partner interest. In this report, unless the context indicates otherwise, the terms "our", "we" and "its" are used sometimes as abbreviated references to Ferrellgas Partners, L.P. itself or Ferrellgas Partners, L.P. and its consolidated subsidiaries, including Ferrellgas, L.P.

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

Forward-looking statements

     Statements included in this report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results, or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. These statements include, but are not limited to, the following:

o whether Ferrellgas, L.P. will have sufficient funds (1) to meet its obligations and to enable it to distribute to us sufficient funds to permit us to meet our obligations with respect to our $170.0 million senior notes due 2012 and (2) assuming all quarterly financial tests required by various financing instruments are met, to pay the required distribution on our senior units and the minimum quarterly distribution of $0.50 per common unit;

o whether or not we will continue to meet all of the quarterly financial tests required by the agreements governing our indebtedness; and

o the expectation that future periods may not have the same percentage decrease in retail volumes, revenues and expenses as was experienced in fiscal 2002.

     You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The risks and uncertainties and their effect on our operations include, but are not limited to, the following risks, which are more fully described in our Securities Act and Exchange Act filings:

o    the retail propane industry is a mature one;

o    the effect of weather conditions on demand for propane;

o increases in propane prices may cause higher levels of conservation by our customers;

o price, availability and inventory risk of propane supplies, including risk management activities;

o the timing of collections of our accounts receivable and increases in product costs and demand may decrease our working capital availability;

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

Results of Operations

     Due to the seasonality of the retail distribution of propane, results of our operations for the three months ended October 31, 2002 and 2001 are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of our operations include competitive conditions, demand for product, timing of acquisitions, general economic conditions in the United States, variations in the weather and fluctuations in commodity prices.

     As we have grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Historically, due to the seasonality of our business, these fixed costs have caused net losses in the first and fourth fiscal quarters.

Three Months Ended October 31, 2002 vs. October 31, 2001

     Gas liquid and related product sales. Total gas liquids and related product sales decreased $22.4 million due to a decrease in retail propane sales volume and an additional $7.0 million due to a decrease in the average propane sales price per gallon.

     Retail sales volumes decreased 18.0 million gallons compared to the three months ended October 31, 2001 due to soft economic conditions and reduced early fall demand resulting from increased propane deliveries during the 2002 spring and summer season. In addition, the average propane sales price per gallon decreased due to the effect of the decrease in our weighted average cost of propane inventory.

     Cost of product sold. Cost of product sold decreased $12.8 million primarily due to the effect of a decline in our retail sales volume compared to the three months ended October 31, 2001 and an additional $6.5 million decrease primarily due to a decrease in our weighted average cost of propane inventory. Other factors causing a decrease in our cost of product sold compared to the three months ended October 31, 2001 include $7.0 million of improved results from risk management trading activities.

     Gross profit. Gross profit decreased 2.8% primarily due to the effect of the decrease in our retail propane volumes and to a lesser extent decreased retail margins. This decrease was partially offset by improved results from our risk management trading activities. See additional discussion regarding risk management trading activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

     Depreciation  and  amortization  expense.   Depreciation  and  amortization
expense decreased 13.6% primarily due to the effect of an intangible asset completing its amortizable life in December 2001.

     Equipment lease expense. Equipment lease expense decreased 8.4% due to lower interest rates on variable rate operating leases. See further discussion about these leases in "Liquidity and Capital Resources - Investing Activities" and "Financing Activities."

     Other expenses. Operating expense, general & administrative expense and interest expense variances between the three months ended October 31, 2002 and 2001 were not significant.

     Net loss. In addition to the factors discussed above, net loss increased primarily due to the $7.1 million of early extinguishment of debt expense related to the repurchase and redemption of our $160.0 million senior secured notes and the $2.8 million cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143.

     Forward looking statements. Our gross profit, operating income and net earnings each declined between 6% and 7% from fiscal 2001 to 2002. In fiscal 2002, we also recognized decreases in gas liquids and related product sales, cost of product sold, operating expenses, equipment lease expense, and depreciation and amortization expense. These decreases were primarily due to the effects of the warm winter weather, a significant decrease in interest rates, the elimination of goodwill amortization during fiscal 2002 and the effect of the intangible asset completing its amortizable life. Assuming that the weather in fiscal 2003 remains the same as in fiscal 2002 or becomes colder and that interest rates remain relatively stable, we do not anticipate similar decreases in revenue, gross profit, operating expenses and operating income in fiscal 2003 as was recognized in fiscal 2002.

Liquidity and Capital Resources

     Our ability to satisfy our obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business, and weather conditions and other factors, many of which are beyond our control. During fiscal 2002, the United States experienced unusually mild temperatures that were approximately 12% warmer than normal during the winter heating season (November through March) and 14% warmer than normal during the peak winter heating season (December through February). These temperatures rank as the third and fifth warmest, respectively, in the National Oceanic and Atmospheric Administration's 108-year history. Moreover, the weather has been significantly warmer than normal in four of the last five winter heating seasons. Despite these challenges, we will pay the minimum quarterly distribution of $0.50 on all common units on December 13, 2002, which represents the thirty-third consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

     Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. We generate significantly lower cash flows from operations in our first and fourth fiscal quarters as compared to the second and third quarters because our fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to the $170.0 million senior notes. In addition, our general partner believes that Ferrellgas, L.P. will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all common units during the year ending July 31, 2003.

     Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner believes that the most restrictive of these tests currently are debt incurrence limitations within the bank credit facility and accounts receivable securitization facility and limitations on the payment of distributions within Ferrellgas Partners' senior notes. The bank credit facility and accounts receivable securitization facility generally limit Ferrellgas, L.P.'s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Ferrellgas Partners' senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. It should be noted that our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain repayment provisions related to a decline in our credit rating.

     As of October 31, 2002, our general partner believes that we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of the year ending July 31, 2003. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal weather, a volatile energy commodity cost environment or continued economic downturn, we may not meet the applicable financial tests in future quarters. This could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

     Our future capital expenditures and working capital needs are expected to be provided by cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. To fund expansive capital projects and future acquisitions, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

     Toward this purpose, on February 5, 1999, we filed a shelf registration statement with the Securities and Exchange Commission for the periodic sale of equity and/or debt securities. The registered securities are available to us for sale in the future to fund acquisitions, to reduce indebtedness or to provide funds for general corporate purposes. On June 8, 2001, we issued $89.6 million worth of equity common units and on September 24, 2002, we issued $170.0 million worth of senior notes, both pursuant to this registration statement. We currently have approximately $40.0 million remaining available under this registration statement for the sale of registered securities in the future. See further discussion about debt issuance in "Liquidity and Capital Resources - Financing Activities."

     We also maintain a shelf registration statement with the Securities and Exchange Commission for approximately 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash used in operating activities was $41.2 million for the three months ended October 31, 2002, compared to cash used in operating activities of $6.7 million for the three months ended October 31, 2001. This increase in cash used is primarily due to the effect of timing of collections of accounts receivable and the timing of purchases of inventory and payments for interest expense.

     Investing Activities. During the three months ended October 31, 2002, we made cash capital expenditures of $4.4 million related to our technology initiative and $5.2 million primarily for the following:

o    upgrading district plant facilities;

o    vehicle lease buyouts; and

o    additional propane storage tanks and cylinders.

Our capital requirements for repair and maintenance of property, plant and equipment are expected to remain relatively low.

     We lease property, computer equipment, propane tanks, light and medium duty trucks, tractors and trailers. We believe leasing is a cost-effective method for meeting our equipment needs. We purchased $0.6 million of equipment whose lease terms expired during the three months ended October 31, 2002.

     At October 31, 2002, $40.0 million had been funded from our accounts receivable securitization facility. This funding resulted from our increased liquidity needs caused primarily by the seasonal increase in accounts receivable outstanding and in propane inventory levels. We renewed this facility effective September 24, 2002, for a 364-day commitment with Banc One, N.A. In accordance with SFAS No. 140, this transaction is reflected on our consolidated financial statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. See Note E to the consolidated financial statements for further discussion about this facility.

     Financing Activities. On September 24, 2002, we issued $170.0 million of publicly-held senior notes at a fixed rate of 8.75% due 2012. Interest is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2002. These senior notes are unsecured and not redeemable before June 15, 2007, except under specific circumstances. We used the proceeds from the $170.0 million senior note issuance to repurchase and redeem our $160.0 million senior secured notes due 2006 and fund related premiums, fees, accrued and unpaid interest and tender consent payments.

     During the three months ended October 31, 2002, we declared and paid the required quarterly distribution on our senior units and the minimum quarterly distribution on all common units for the three months ended July 31, 2002. The required quarterly distribution on the senior units and the minimum quarterly distribution on all common units for the three months ended October 31, 2002 will be paid on December 13, 2002 to holders of record on November 29, 2002.

     At October 31, 2002, $21.5 million of borrowings and $50.6 million of letters of credit were outstanding under the $157.0 million bank credit facility. Letters of credit are currently used to cover obligations primarily relating to requirements for our insurance coverage and, and to a lesser extent, our risk management activities. At October 31, 2002, we had $84.9 million available for general corporate, acquisition and working capital purposes under the bank credit facility.

     On December 10, 2002, our $157.0 million bank credit facility was refinanced with a $307.5 million amended bank credit facility. This amended bank credit facility will terminate on April 28, 2006, unless extended or renewed. This $307.5 million amended bank credit facility consists of the following:

o    $151.5 million revolving  working capital  facility,  general corporate and
     acquisition   facility,   including  a  $80.0  million   letter  of  credit
     sub-facility; and

o $156.0 million revolving facility, which was used on December 10, 2002, to purchase propane tanks and related assets that were previously leased.

On December 10, 2002, $173.0 million of borrowings and $50.6 million of letters of credit were outstanding under the amended bank credit facility, leaving $83.9 million available for general corporate, acquisition and working capital purposes. All borrowings under the amended bank credit facility bear interest, at the our option, at a rate equal to either:

o the base rate, which is defined as the higher of the federal funds rate plus 0.50% or the bank's reference rate (as of October 31, 2002, the bank's reference rate was 4.75%); or

o the London Interbank Offered Rate (LIBOR) plus a margin varying from 1.75% to 2.75% (as of October 31, 2002, LIBOR was 1.80%).

     We believe that the liquidity available from the amended bank credit facility and the accounts receivable securitization facility (see Investing Activities above) will be sufficient to meet our future working capital needs for the year ending July 31, 2003. However, if we were to experience an unexpected significant increase in working capital requirements, this need could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

o    a significant increase in the cost of propane;

o    a significant delay in the collections of accounts receivable;

o increased volatility in energy commodity prices related to risk management activities;

o    increased liquidity requirements imposed by insurance providers;

o    a significant downgrade in our credit rating; or

o    decreased trade credit.

If one or more of these events caused a significant use of available funding, we would consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives could be implemented.

     The following table summarizes our long-term debt obligations as of October 31, 2002, adjusted on a pro forma basis after giving effect to the $156.8 million of borrowings on December 10, 2002 on the amended bank credit facility, the proceeds of which were used to purchase propane tanks and related assets, including accrued interest, that were previously leased:

                                                             Principal Payments due by Pay Period
                                            ------------------------------------------------------------------------
                                                          Less than                                      After
                                               Total        1 year      1-3 years      4-5 years        5 years
                                            ------------ ------------- ------------ ---------------- ---------------
    Long-term debt, including current
    portion of long-term debt                  $872,251        $2,441       $4,523         $327,152        $538,135



     In addition, we lease property, computer equipment, propane tanks, light and medium duty trucks, tractors and trailers. We account for these arrangements as operating leases. See further discussion about these leases in "Investing Activities."

     The following table summarizes our future minimum rental payments as of October 31, 2002, adjusted on a pro forma basis after giving effect to the $156.8 million purchase, on December 10, 2002, of propane tanks and related assets, including accrued interest, that were previously leased:

                                                           Future Minimum Rental and Buyout Amounts
                                              -------------------------------------------------------------------
                                                             Less than                                 After
                                                 Total        1 year      1-3 years     4-5 years     5 years
                                              ------------- ------------ ------------- ------------ -------------
    Operating leases rental payments               $66,550      $22,578       $26,309      $13,314        $4,349
    Operating leases buyouts                        30,317        8,034        10,760        9,402         2,121



     Historically, we have been successful in renewing several of our leases that are subject to buyouts. However, there is no assurance that we will be successful in the future.

     As of October 31, 2002, in addition to the inventory on hand, we had committed to take net delivery of approximately 19.4 million gallons of propane at a fixed price.

Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three months ended October 31, 2002. This table summarizes the contracts where settlement has not yet occurred:

                                                           Three months ended
                                                            October 31, 2002
                                                           ------------------
Unrealized (losses) in fair value of contracts
   outstanding at July 31, 2002                                 $ (4,569)
Other unrealized gains and (losses) recognized                     2,862
Less: realized gains and (losses) recognized                       2,109
                                                           ------------------
Unrealized (losses) in fair value of contracts
   outstanding at October 31, 2002                              $ (3,816)
                                                           ==================

     The following table summarizes the maturity of these contracts for the valuation methodologies we utilize as of October 31, 2002. This table summarizes the contracts from our risk management trading activities where settlement has not yet occurred:

                                                      Fair Value of Contracts at Period-End
                                                    -----------------------------------------
                                                                             Maturity greater
                                                                             than 1 year and
                                                    Maturity less than         less than 18
Source of Fair Value                                      1 year                  months
------------------------------------------------    ---------------------    ----------------
Prices actively quoted                                   $ (222)                   $     -
Prices provided by other external sources                (3,583)                       (11)
Prices based on models and other
  valuation methods                                           -                          -
                                                    ---------------------    ----------------
Unrealized (losses) in fair value of contracts
  outstanding at October 31, 2002                       $(3,805)                     $ (11)
                                                    =====================    ================


See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

Disclosures about Effects of Transactions with Related Parties

     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These costs, which totaled $45.2 million for the three months ended October 31, 2002, include compensation and benefits paid to officers and employees of our general partner who perform services on our behalf as well as general and administrative costs.

     We paid a senior unit distribution of $2.8 million to JEF Capital Management on September 13, 2002. On October 31, 2002, in a noncash transaction, we accrued a senior unit distribution of $2.8 million that we will pay to JEF Capital Management on December 13, 2002. JEF Capital Management is beneficially owned by James E. Ferrell and thus is an affiliate.

     Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International Limited in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During the three months ended October 31, 2002, we recognized net receipts from purchases, sales and commodity derivative transactions of $0.6 million. These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold. Amounts due from and (due to) Ferrell International Limited at October 31, 2002 were $0.1 million and $(0.1) million, respectively.

     We believe these related party transactions were conducted in the ordinary course of business and under terms that were no less favorable to us than those available with third parties.

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

     Market risks associated with energy commodities are monitored daily by senior management for compliance with our commodity risk management policy. This policy includes an aggregrate dollar loss limit and limits on the term of various contracts. We also utilize volume limits for various energy commodities and review our positions daily where we remain exposed to market risk, so as to manage exposures to changing market prices.

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a decline in our credit rating.

     Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options used in our risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $3.4 million for risk management trading activities and $0.3 million for other risk management activities as of October 31, 2002. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

     Additionally, we seek to mitigate our variable rate interest rate risk exposure on operating leases by entering into interest rate cap agreements. At October 31, 2002, we had $155.6 million outstanding in variable rate operating leases and an equal amount of interest rate cap agreements outstanding to hedge the related variable rate exposure. We also had $21.5 million in variable rate bank credit facility borrowings and $40.0 million in funding from our variable rate accounts receivable securitization facility. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the operating leases and the associated interest rate cap agreements, the borrowings on the variable rate bank credit facility and the funding from the variable rate accounts receivable securitization facility would be a loss in future earnings of $2.2 million in the twelve months ending October 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-14(c) and 15d-14(c) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, concluded that our disclosure controls and procedures were adequate and effective as of the date of evaluation to ensure that material information relating to us was made known to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, by others within our company, particularly during the period to which this report relates and the period in which it was prepared.

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation referenced above, including no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Ferrellgas, Inc., the General Partner of Ferrellgas Partners, L.P., balance sheets as of July 31, 2002 and 2001, have been audited by an independent auditor. See exhibit 99.15 for the audited financial statements. These audited balance sheets and independent auditor's opinion will be incorporated by reference to the Post-Effective Amendment No. 1 to Registration Statement No. 33-55185 of Ferrellgas Partners, L.P. on Form S-4 to Form S-1 and in Amendment No. 1 to Registration Statement No. 333-71111 of Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. on Form S-3. See exhibit 23.1 for independent auditor's consent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number  Description
------  -----------
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

Exhibit
Number  Description
------  -----------

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

*10.3 Fourth Amended and Restated Credit Agreement, dated as of December 10 , 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party.

10.4 Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.

10.5 First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to
        Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.

Exhibit
Number  Description
------  -----------

10.6 Receivables Purchase Agreement, dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.

10.7 First Amendment to the Receivables Purchase Agreement, dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.

10.8 Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.

10.9 Third Amendment to the Receivables Purchase Agreement, dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent.

10.10 Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed November 12, 1999.

10.11 First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed December 29, 1999.

10.12 Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

10.13 Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

#10.14 Ferrell Companies, Inc. Supplemental Savings Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed October 17, 1995.

Exhibit
Number  Description
------  -----------

#10.15 Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#10.16 Ferrell Companies, Inc. 1998 Incentive Compensation Plan - Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed October 29, 1998.

#10.17 Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#10.18 Employment agreement between Patrick Chesterman and Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed October 26, 2000.

#10.19 Employment agreement between Kevin Kelly and Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed October 26, 2000.


*23.1   Consent of Deloitte & Touche LLP, Independent Auditors.


*99.15 Consolidated balance sheets of Ferrellgas, Inc. as of July 31, 2002 and 2001, together with the report of Deloitte & Touche LLP with respect thereto.


---------------
      *          Filed herewith
      #          Management contracts or compensatory plans.


          (b)  Reports on Form 8-K

The Partnership filed one Form 8-K during the three months ended October 31, 2002.

                                      Items
Date of Report                        Reported        Financial Statements Filed
-------------------------             --------        --------------------------
Filed September 24, 2002                 5                    None

The Partnership furnished one Form 8-K during the three months ended October 31, 2002.

                                   Items
Date of Report                     Reported       Financial Statements Furnished
-----------------------------      --------       ------------------------------
Furnished September 13, 2002           9                      None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FERRELLGAS PARTNERS, L.P.

                                          By Ferrellgas, Inc. (General Partner)


Date:    December 10, 2002                By /s/ Kevin T. Kelly
                                             -----------------------------------
                                              Kevin T. Kelly
                                              Senior Vice President and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)



                                          FERRELLGAS PARTNERS FINANCE CORP.


Date:    December 10, 2002                By /s/ Kevin T. Kelly
                                             -----------------------------------
                                              Kevin T. Kelly
                                              Senior Vice President and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)

                                 CERTIFICATIONS
                            FERRELLGAS PARTNERS, L.P.

I, James E. Ferrell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ferrellgas Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financials information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons forming the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002

                                       /s/ James E. Ferrell
                                       -----------------------------------
                                        James E. Ferrell
                                         Chairman, President and Chief
                                          Executive Officer of Ferrellgas, Inc.,
                                          the Partnership's general partner

                                 CERTIFICATIONS
                            FERRELLGAS PARTNERS, L.P.


I, Kevin T. Kelly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ferrellgas Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financials information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons forming the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002

                                       /s/ Kevin T. Kelly
                                      ------------------------------------------
                                       Kevin T. Kelly
                                        Senior Vice President and Chief
                                          Financial Officer of Ferrellgas, Inc.,
                                          the Partnership's general partner

                                 CERTIFICATIONS
                        FERRELLGAS PARTNERS FINANCE CORP.

I, James E. Ferrell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ferrellgas Partners Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financials information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons forming the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002

                                         /s/ James E. Ferrell
                                         ---------------------------------------
                                          James E. Ferrell
                                           President and Chief Executive Officer

                                 CERTIFICATIONS
                        FERRELLGAS PARTNERS FINANCE CORP.


I, Kevin T. Kelly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ferrellgas Partners Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financials information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons forming the equivalent function):

     d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002

                                                    /s/ Kevin T. Kelly
                                                    ----------------------------
                                                     Kevin T. Kelly
                                                       Senior Vice President and
                                                       Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                                   SECTION 906
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report on Form 10-Q of Ferrellgas Partners, L.P. (the "Partnership") for the three months ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

     The  foregoing  certification  is made  solely  for  purposes  of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is subject to the "knowledge" and "willfulness" qualifications contained in 18 U.S.C. Section 1350(c).

Dated:  December 10, 2002

                             /s/ James E. Ferrell
                             ---------------------------------------------------
                             James E. Ferrell
                             Chairman, President and Chief Executive Officer of Ferrellgas, Inc., the Partnership's general partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                                   SECTION 906
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report on Form 10-Q of Ferrellgas Partners, L.P. (the "Partnership") for the three months ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

     The  foregoing  certification  is made  solely  for  purposes  of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is subject to the "knowledge" and "willfulness" qualifications contained in 18 U.S.C. Section 1350(c).

Dated:  December 10, 2002

                                                  /s/ Kevin T. Kelly
                                                  ------------------------------
                                                  Kevin T. Kelly
                                                   Senior Vice President and
                                                   Chief Financial Officer of
                                                   Ferrellgas, Inc., the
                                                   Partnership's general partner

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                                   SECTION 906
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report on Form 10-Q of Ferrellgas Partners Finance Corp. for the three months ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

     The  foregoing  certification  is made  solely  for  purposes  of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is subject to the "knowledge" and "willfulness" qualifications contained in 18 U.S.C. Section 1350(c).

Dated:  December 10, 2002

                                           /s/ James E. Ferrell
                                           -------------------------------------
                                           James E. Ferrell
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                                   SECTION 906
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report on Form 10-Q of Ferrellgas Partners Finance Corp. for the three months ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership at the dates and for the periods indicated.

     The  foregoing  certification  is made  solely  for  purposes  of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is subject to the "knowledge" and "willfulness" qualifications contained in 18 U.S.C. Section 1350(c).

Dated:  December 10, 2002

                               /s/ Kevin T. Kelly
                               -------------------------------------------------
                               Kevin T. Kelly
                               Senior Vice President and Chief Financial Officer