Form 10-Q
period 2003-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2003-03-12
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended January 31, 2003

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 1-11331
                         333-06693


                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.

           (Exact name of registrants as specified in their charters)



           Delaware                                        43-1698480
           Delaware                                        43-1742520
      ------------------                              --------------------
(States or other jurisdictions of                       (I.R.S. Employer
  incorporation or organization)                       Identification Nos.)

                   One Liberty Plaza, Liberty, Missouri 64068

               (Address of principal executive offices) (Zip Code)

Registrants' telephone number, including area code: (816) 792-1600

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    [ X ]  No    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    [ X ]  No    [    ]

At February 28, 2003, the registrants had units or shares outstanding as follows:

     Ferrellgas Partners, L.P.                36,189,053            Common Units

     Ferrellgas Partners Finance Corp.             1,000            Common Stock

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.


                                Table of Contents                          Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Ferrellgas Partners, L.P. and Subsidiaries
                ------------------------------------------

                Consolidated Balance Sheets - January 31, 2003
                (unaudited) and July 31, 2002                                1

                Consolidated Statements of Earnings -
                    Three and six months ended January 31, 2003 and 2002
                    (unaudited)                                              2

                Consolidated Statement of Partners' Capital -
                     Six months ended January 31, 2003 (unaudited)           3

                Consolidated Statements of Cash Flows -
                     Six months ended January 31, 2003 and 2002 (unaudited)  4

                Notes to Consolidated Financial Statements (unaudited)       5

                Ferrellgas Partners Finance Corp.
                ---------------------------------

                Balance Sheets - January 31, 2003 (unaudited)
                and July 31, 2002                                           13

                Statements of Earnings -
                    Three and six months ended January 31, 2003 and 2002
                    (unaudited)                                             13

                Statements of Cash Flows -
                    Six months ended January 31, 2003 and 2002 (unaudited)  14

                Notes to Financial Statements (unaudited)                   14

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                   15

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  24

ITEM 4.         CONTROLS AND PROCEDURES                                     25

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                           25

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                   25

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                             25

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         25

ITEM 5.         OTHER INFORMATION                                           26

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                            26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                                             January 31,         July 31,
ASSETS                                                                                          2003              2002
---------------------------------------------------------------------                      ---------------   ---------------
                                                                                            (unaudited)
Current Assets:
  Cash and cash equivalents                                                                      $ 26,245          $ 19,781
  Accounts and notes receivable, net                                                              113,199            74,274
  Inventories                                                                                      71,739            48,034
  Prepaid expenses and other current assets                                                         8,321            10,724
                                                                                           ---------------   ---------------
    Total Current Assets                                                                          219,504           152,813

Property, plant and equipment, net                                                                687,426           506,531
Goodwill                                                                                          124,190           124,190
Intangible assets, net                                                                            103,130            98,170
Other assets, net                                                                                  23,354             3,424
                                                                                           ---------------   ---------------
    Total Assets                                                                              $ 1,157,604         $ 885,128
                                                                                           ===============   ===============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                                              $ 100,408          $ 54,316
  Other current liabilities                                                                        89,270            89,061
                                                                                            --------------   ---------------
    Total Current Liabilities                                                                     189,678           143,377

Long-term debt                                                                                    902,235           703,858
Other liabilities                                                                                  17,718            14,861
Contingencies and commitments (Note I)                                                                  -                 -
Minority interest                                                                                   2,793             1,871

Partners' Capital:
 Senior unitholder (2,743,020 and 2,782,211 units outstanding at January 31, 2003 and July 31, 2002, respectively  - liquidation preference $109,721 and $111,288 at January 31, 2003 and
   July 31, 2002, respectively)                                                                   109,721           111,288
 Common unitholders (36,180,553 and 36,081,203 units outstanding
   at January 31, 2003 and July 31, 2002, respectively)                                            (3,769)          (28,320)
 General partner unitholder (393,167 and 392,556 units outstanding
   at January 31, 2003 and July 31, 2002, respectively)                                           (58,843)          (59,035)
 Accumulated other comprehensive loss                                                              (1,929)           (2,772)
                                                                                            --------------   ---------------
    Total Partners' Capital                                                                        45,180            21,161
                                                                                           ---------------   ---------------

    Total Liabilities and Partners' Capital                                                   $ 1,157,604         $ 885,128
                                                                                           ===============   ===============

                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)

                                                         For the three months ended                    For the six months ended
                                                     ------------------------------------       ------------------------------------
                                                     January 31, 2003    January 31, 2002       January 31, 2003    January 31, 2002
                                                     ----------------    ----------------       ----------------    ----------------
Revenues:
  Propane and other gas liquids sales                      $ 439,301           $ 331,129              $ 634,201           $ 555,414
  Other                                                       25,165              24,609                 46,579              45,567
                                                     ----------------    ----------------       ----------------    ----------------

    Total revenues                                           464,466             355,738                680,780             600,981

Cost of product sold (exclusive of
  depreciation, shown with amortization below)               254,718             176,591                378,390             326,538
                                                     ----------------    ----------------       ----------------    ----------------

Gross profit                                                 209,748             179,147                302,390             274,443

Operating expense                                             79,677              70,373                148,105             137,500
Depreciation and amortization expense                         10,261              10,765                 20,156              22,219
General and administrative expense                             7,759               6,632                 14,661              13,457
Equipment lease expense                                        5,528               6,086                 11,520              12,631
Employee stock ownership plan compensation charge              1,639               1,274                  3,034               2,583
Loss on disposal of assets and other                           1,125                 431                  1,796               1,278
                                                     ----------------    ----------------       ----------------    ----------------

Operating income                                             103,759              83,586                103,118              84,775

Interest expense                                             (16,084)            (15,208)               (30,780)            (30,322)
Interest income                                                  364                 545                    426                 871
Early extinguishment of debt expense                                                   -                 (7,052)
                                                     ----------------    ----------------       ----------------    ----------------

Earnings before minority interest and cumulative
   effect of change in accounting principle                   88,039              68,923                 65,712              55,324

Minority interest                                                937                 735                    822                 638
                                                     ----------------    ----------------       ----------------    ----------------

Earnings before cumulative effect of change in
   accounting principle                                       87,102              68,188                 64,890              54,686

Cumulative effect of change in accounting principle,
   net of minority interest of $28                                 -                   -                 (2,754)                  -
                                                     ----------------    ----------------       ----------------    ----------------

Net earnings                                                  87,102              68,188                 62,136              54,686

Distribution to senior unitholder                              2,743               2,802                  5,525               5,604
Net earnings available to general partner unitholder             843                 654                    566                 491
                                                     ----------------    ----------------       ----------------    ----------------
Net earnings available to common unitholders                 $83,516             $64,732                $56,045             $48,591
                                                     ================    ================       ================    ================
Basic earnings per common unit:
Net earnings available to common unitholders before
  cumulative effect of change in accounting principle         $ 2.31              $ 1.80                 $ 1.62              $ 1.35
Cumulative effect of change in accounting principle                -                   -                  (0.07)                  -
                                                     ----------------    ----------------       ----------------    ----------------
Net earnings available to common unitholders                  $ 2.31              $ 1.80                 $ 1.55              $ 1.35
                                                     ================    ================       ================    ================
Diluted earnings per common unit:
Net earnings available to common unitholders before
  cumulative effect of change in accounting principle         $ 2.30              $ 1.79                 $ 1.62              $ 1.35
Cumulative effect of change in accounting principle                -                   -                  (0.07)                  -
                                                     ----------------    ----------------       ----------------    ----------------
Net earnings available to common unitholders                  $ 2.30              $ 1.79                 $ 1.55              $ 1.35
                                                     ================    ================       ================    ================



                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                             Number of units                                                  Accumulated
                                  -----------------------------------                                            other
                                                            General                                 General     compre-      Total
                                  Senior       Common       partner       Senior       Common       partner     hensive    partners'
                                unitholder   unitholders   unitholder   unitholder   unitholders   unitholder    loss       capital
                                ----------   -----------   ----------   ----------   -----------   ----------   --------   ---------
August 1, 2002                     2,782.2      36,081.2      392.6    $111,288     $ (28,320)   $ (59,035)   $ (2,772)   $ 21,161

 Contribution in connection with
  ESOP compensation charge               -             -          -           -         2,974           30           -       3,004

 Common unit cash distribution           -             -          -           -       (36,110)        (365)          -     (36,475)

 Senior unit cash and accrued
  distribution                           -             -          -           -        (5,502)        (111)          -      (5,613)

 Redemption of senior units          (39.2)            -       (0.4)     (1,567)            -            -           -      (1,567)

 Common unit options exercised           -          99.4        1.0           -         1,674           17           -       1,691

 Comprehensive income:
    Net earnings                         -             -          -           -        61,515          621           -      62,136
    Other comprehensive income:
       Risk management fair
        value adjustment                 -             -          -           -             -            -         843         843
                                                                                                                          ---------
 Comprehensive income                                                                                                       62,979

                                ----------   -----------   --------   ----------   -----------   ----------   --------    ---------
January 31, 2003                   2,743.0      36,180.6      393.2    $109,721      $ (3,769)   $ (58,843)   $ (1,929)    $45,180
                                ==========   ===========   ========   ==========   ===========   ==========   ========    =========



                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  For the six months ended
                                                           -------------------------------------
                                                           January 31, 2003     January 31, 2002
                                                           ----------------     ----------------
Cash Flows From Operating Activities:
 Earnings before cumulative effect of change in
    accounting principle                                       $64,890              $54,686
 Adjustments to reconcile earnings before cumulative
    effect of change in accounting principle to net cash
    provided by operating activities:
  Early extinguishment of debt expense                           1,854                    -
  Depreciation and amortization expense                         20,156               22,219
  Employee stock ownership plan compensation charge              3,034                2,583
  Minority interest                                                822                  638
  Other                                                          4,968                  757
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                        (111,337)             (52,176)
    Inventories                                                (20,391)              13,812
    Prepaid expenses and other current assets                    1,285                  615
    Accounts payable                                            46,012               15,317
    Other current liabilities                                   (6,940)             (10,169)
    Other liabilities                                             (315)                 436
                                                           ----------------     ----------------
      Net cash provided by operating activities                  4,038               48,718
                                                           ----------------     ----------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                   (34,120)              (6,536)
 Capital expenditures - tank lease buyout                     (155,600)                   -
 Capital expenditures - technology initiative                  (10,993)              (6,100)
 Capital expenditures - other                                   (7,509)              (9,940)
 Net activity from accounts receivable securitization           60,000              (12,000)
 Other                                                           1,516                2,088
                                                           ----------------     ----------------
      Net cash used in investing activities                   (146,706)             (32,488)
                                                           ----------------     ----------------

Cash Flows From Financing Activities:
 Distributions                                                 (42,129)             (41,992)
 Proceeds from issuance of debt                                359,715               30,107
 Principal payments on debt                                   (161,559)             (11,655)
 Net additions to short-term borrowings                              -                8,135
 Cash paid for financing costs                                  (7,001)                   -
 Minority interest activity                                         97                 (481)
 Proceeds from exercise of common unit options                   1,576                  649
 Redemption of senior units                                     (1,567)                   -
 Cash contribution from general partner                              -                   23
                                                           ----------------     ----------------
      Net cash provided by (used in) financing activities      149,132              (15,214)
                                                           ----------------     ----------------

Increase in cash and cash equivalents                          $ 6,464              $ 1,016
Cash and cash equivalents - beginning of period                 19,781               25,386
                                                           ----------------     ----------------
Cash and cash equivalents - end of period                      $26,245              $26,402
                                                           ===============      ================

Cash paid for interest                                         $28,551              $29,038
                                                           ===============      ================


                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                  (Dollars in thousands, except per unit data)
                                   (unaudited)


A.   Organization

     Ferrellgas Partners, L.P.'s activities are primarily conducted through its subsidiary Ferrellgas, L.P. Ferrellgas Partners is the sole limited partner of Ferrellgas, L.P. with an approximate 99% limited partner interest. Ferrellgas Partners and its subsidiaries, including Ferrellgas, L.P., are together referred to as Ferrellgas. The general partner of both Ferrellgas Partners and Ferrellgas, L.P. is Ferrellgas, Inc., which owns an effective 2% general partner interest in Ferrellgas on a combined basis.

     The consolidated financial statements of Ferrellgas Partners and subsidiaries reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included in Ferrellgas Partners' Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

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

C.   Reclassifications

     Certain reclassifications have been made to the six months ended January 31, 2002 consolidated financial statements to conform to the six months ended January 31, 2003 consolidated financial statements presentation.

D.   Nature of operations

     Ferrellgas is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year.

E.   Supplemental Balance Sheet and Statement of Earnings Information:

     Inventories consist of:
                                                January 31,          July 31,
                                                   2003                2002
                                              ---------------    ---------------
        Propane gas and related products         $54,311             $29,169
        Appliances, parts and supplies            17,428              18,865
                                              ---------------    ---------------
                                                 $71,739             $48,034
                                              ===============    ===============

     In addition to inventories on hand, Ferrellgas enters into contracts to buy and sell product, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of January 31, 2003, Ferrellgas had committed, for supply procurement purposes, to make net delivery of approximately 5.7 million gallons of propane at a fixed price.

     Property, plant and equipment, net consist of:

                                                January 31,         July 31,
                                                   2003               2002
                                              ---------------    ---------------
        Property, plant and equipment            $999,988           $810,416
        Less:  accumulated depreciation           312,562            303,885
                                              ---------------    ---------------
                                                 $687,426           $506,531
                                              ===============    ===============

     On December 10, 2002, Ferrellgas purchased propane tanks and related assets for $155.6 million that were previously leased. See Note F for a discussion regarding the funding of this purchase.

     Intangible assets consist of:

                                                  January 31, 2003                                July 31, 2002
                                     -------------------------------------------    -------------------------------------------
                                        Gross                                          Gross
                                      Carrying        Accumulated                    Carrying       Accumulated
                                       Amount        Amortization         Net         Amount        Amortization         Net
                                     ----------      ------------      ---------    ----------      ------------      ---------
        Customer lists                $217,465         $(129,112)       $88,353      $208,662         $(124,860)       $83,802
        Non-compete agreements          65,354           (50,577)        14,777        62,893           (48,525)        14,368
                                     ----------      ------------      ---------    ----------      ------------      ---------
         Total                        $282,819         $(179,689)      $103,130      $271,555         $(173,385)       $98,170
                                     ==========      ============      =========    ==========      ============      =========

     Aggregate Amortization Expense:
                                                                                           2003            2002
                                                                                        ----------      ----------
        For the six months ended January 31                                               $6,304          $7,982

     Estimated Amortization Expense:

       For the year ended July 31
       2003                                                                                        $12,275
       2004                                                                                         11,742
       2005                                                                                         11,570
       2006                                                                                         10,691
       2007                                                                                         10,051

      Other assets, net consist of:
                                                   January 31,        July 31,
                                                      2003              2002
                                                 --------------   --------------
      Debt issue costs                               $7,722           $2,399
      Investment in unconsolidated subsidiary        14,291                -
      Other                                           1,341            1,025
                                                 --------------   --------------
                                                    $23,354           $3,424
                                                 ==============   ==============

     On September 24, 2002, Ferrellgas issued $170.0 million of 8.75% senior notes due 2012, the proceeds of which were used to repurchase and redeem the $160.0 million of 9.375% senior secured notes due 2006. Debt issue costs of $4.8 million, of which $4.3 million is classified as other assets, related to the $170.0 million senior note issuance, were capitalized and will be amortized to interest expense through fiscal 2012.

     On December 10, 2002, Ferrellgas refinanced its $157.0 million bank credit facility with an amended $307.5 million bank credit facility, which will terminate on April 28, 2006, unless extended or renewed. Debt issue costs of $1.9 million, of which $1.3 million is classified as other assets, related to this refinancing, were capitalized and will be amortized to interest expense through 2006.

     The investment in unconsolidated subsidiary represents Ferrellgas' investment in Ferrellgas Receivables, LLC and is accounted for using the equity method. During the six months ended January 31, 2003, Ferrellgas increased its investment in the subsidiary. See discussion of the transactions between Ferrellgas and Ferrellgas Receivables in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing Activities."

F.   Long-Term Debt

     Long-term debt consists of:

                                                           January 31,         July 31,
                                                              2003               2002
                                                         ---------------   ---------------
     Senior notes
       Fixed rate, 7.16%, due 2005-2013                      $350,000          $350,000
       Fixed rate, 8.75%, due 2012                            219,658                 -
       Fixed rate, 9.375%, due 2006                                 -           160,000
       Fixed rate, 8.8%, due 2006-2009                        184,000           184,000

     Credit agreement, variable interest rates, due 2006      140,000                 -

     Notes payable, 7.4% and 7.6% weighted average
       interest rates, respectively, due 2003 to 2011          11,057            12,177
                                                         ---------------   ---------------
                                                              904,715           706,177
     Less:  current portion, included in other current
       liabilities on the consolidated balance sheets           2,480             2,319
                                                         ---------------   ---------------
                                                             $902,235          $703,858
                                                         ===============   ===============

     On September 24, 2002, Ferrellgas issued $170.0 million of 8.75% senior notes due 2012, the proceeds of which were used to repurchase and redeem its $160.0 million of 9.375% senior secured notes due 2006. During the three months ended October 31, 2002, Ferrellgas recognized $7.1 million of early extinguishment of debt expense related to the $5.2 million of premium and other costs incurred to repurchase and redeem its $160.0 million senior secured notes and the write-off of $1.9 million of unamortized debt issue costs.

     On December 18, 2002, Ferrellgas issued $48.0 million of 8.75% senior notes due 2012, the proceeds of which were used to reduce borrowings under the bank credit facility to provide increased availability of funds for working capital, acquisition, capital expenditure and general corporate purposes. The $48.0 million senior notes were issued with a debt premium of $1.7 million that will be amortized to interest expense through 2012.

     Interest on the 8.75% senior notes due 2012 is payable semi-annually in arrears on June 15 and December 15. Interest on the $170.0 million 8.75% senior notes commenced on December 15, 2002 and interest on the $48.0 million 8.75% senior notes will commence on June 15, 2003. These notes are unsecured and are not redeemable before June 15, 2007, except in specific circumstances.

     On December 10, 2002, Ferrellgas refinanced its $157.0 million bank credit facility with a $307.5 million amended bank credit facility, using $155.6 million of the funds available to purchase propane tanks and related assets that were previously leased, plus a $1.2 million payment of related accrued lease expense. The remaining portion of the amended bank credit facility is available for working capital, acquisition, capital expenditure and general partnership purposes and will terminate on April 28, 2006, unless extended or renewed. As of January 31, 2003, Ferrellgas had borrowings of $140.0 million, at a weighted average interest rate of 3.64%, under this amended bank credit facility.

     All borrowings under the amended bank credit facility bear interest, at Ferrellgas' option, at a rate equal to either:

     o the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of January 31, 2003, the federal funds rate and Bank of America's prime rate were 1.33% and 4.25%, respectively); or

     o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of January 31, 2003, the one-month Eurodollar Rate was 1.26%).

     The scheduled annual principal payments on long-term debt as of January 31, 2003, are as follows:

                                                              Scheduled annual
        Fiscal year ending July 31,                          principal payments
        ---------------------------                         --------------------
          Payments remaining in 2003                                  $  760
          2004                                                         2,134
          2005                                                         2,299
          2006                                                       251,313
          2007                                                        59,039
          Thereafter                                                 587,512

G.   Asset Retirement Obligations

     Statement of Financial Accounting Standard (SFAS) No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas adopted SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the three months ended October 31, 2002, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. Ferrellgas believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows. These obligations relate primarily to the estimated future expenditures required to retire Ferrellgas' underground storage facilities. These facilities will likely require closure and remediation expenditures in approximately 50 years. The following table presents a reconciliation of the beginning and ending carrying amounts of the asset retirement obligation:

                                                                   Six months
                                                                     ended
                                                                   January 31,
                                                                      2003
                                                                ---------------
     Asset retirement obligation as of August 1, 2002                $3,073
     Add: Accretion                                                      99
                                                                ---------------
     Asset retirement obligation as of January 31, 2003              $3,172
                                                                ===============

     The related asset carried for the purpose of settling the asset retirement obligation is $0.3 million as of January 31, 2003, and is not a legally restricted asset. Assuming retroactive application of the change in accounting principle as of August 1, 2001, there would be no material change in the pro forma net earnings for the six months ended January 31, 2002. Other liabilities, assuming retroactive application of the change in accounting principle as of August 1, 2001 and July 31, 2002, would have increased $2.9 million and $3.1 million, respectively.

H.   Guarantees

     FASB Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. As of January 31, 2003, the only material guarantees that Ferrellgas had outstanding were associated with residual value guarantees of operating leases. These operating leases are related to transportation equipment with remaining lease periods scheduled to expire over the next seven fiscal years. Upon completion of the lease period, Ferrellgas guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or Ferrellgas will pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $29.5 thousand as of January 31, 2003. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $16.6 million.

I.   Contingencies

     Ferrellgas is threatened with or named as a defendant in various lawsuits that, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that would reasonably be expected to have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

J.   Distributions

     On September 13, 2002 and December 13, 2002, Ferrellgas paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended July 31, 2002 and October 31, 2002. On February 17, 2003, Ferrellgas declared cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended January 31, 2003, that will be paid on March 14, 2003.

K.   Earnings Per Common Unit

     Below is a calculation of the basic and diluted earnings per common unit in the consolidated statements of earnings for the periods indicated. For diluted earnings per common unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic and diluted earnings per common unit, the distributions on senior units are subtracted from net earnings to compute net earnings available to common unitholders.

                                                           Three months ended                 Six months ended
                                                      ------------------------------    ------------------------------
                                                       January 31      January 31        January 31      January 31
                                                          2003            2002              2003            2002
                                                      -------------  ---------------    -------------  ---------------
     Net earnings available to common
        unitholders before cumulative
        effect of change in accounting
        principle                                          $83,516          $64,732          $58,771          $48,591

     Cumulative effect of change in
        accounting principle, net of
        minority interest and general partner
        interest of $56                                          -                -           (2,726)               -
                                                      -------------  ---------------    -------------  ---------------

     Net earnings available to common
        unitholders                                        $83,516          $64,732          $56,045          $48,591
                                                      =============  ===============    =============  ===============
     -----------------------------------------------------------------------------------------------------------------
     Weighted average common units
        outstanding                                       36,144.0         36,022.7         36,116.0         35,970.9

       Dilutive securities                                    92.7             64.3             84.3             32.9
                                                      -------------  ---------------    -------------  ---------------

     Weighted  average  common units  outstanding
       plus dilutive securities                           36,236.7         36,087.0         36,200.3         36,003.8
     -----------------------------------------------------------------------------------------------------------------
     Basic earnings per common unit:
     -------------------------------
     Net earnings available to common
       unitholders before cumulative
       effect of change in accounting
       principle                                             $2.31            $1.80            $1.62            $1.35

     Cumulative effect of change in
      accounting principle, net of
      minority   interest  and  general partner
      interest of $56                                            -                -            (0.07)               -
                                                      -------------  ---------------    -------------  ---------------

     Net earnings available to common
       unitholders                                            $2.31           $1.80             $1.55           $1.35
                                                      =============  ===============    =============  ===============
     -----------------------------------------------------------------------------------------------------------------
     Diluted earnings per common unit:
     --------------------------------
     Net earnings available to common
        unitholders before cumulative
        effect of change in accounting
        principle                                             $2.30           $1.79             $1.62           $1.35

     Cumulative effect of change in
        accounting principle                                      -               -            (0.07)               -
                                                      -------------  ---------------    -------------  ---------------

     Net earnings available to common
        unitholders                                           $2.30           $1.79             $1.55           $1.35
                                                      =============  ===============    =============  ===============

L.  Business Combinations

    During the six months ended January 31, 2003, Ferrellgas acquired the following retail propane businesses with an aggregate value at $43.6 million:

     o ProAm, Inc., based primarily in Georgia and Texas, acquired December, 2002;
     o a branch of Cenex Propane Partners Co., based in Iowa, acquired November, 2002; and
     o    Northstar Propane, based in Nevada, acquired November, 2002.

     These purchases were primarily funded by $34.1 million of cash payments and the issuance of a $10.0 million non-interest bearing note due in December 2003.

     The aggregate value of $43.6 million of these three retail propane businesses was preliminarily allocated as follows: $25.9 million for fixed assets such as customer tanks, buildings and land, $9.4 million for customer lists, $2.5 million for non-compete agreements and $5.8 million for net working capital. Net working capital was comprised of $7.8 million of current assets and $2.0 million of current liabilities. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these acquired businesses to determine the final allocation of the total purchase price to the various assets acquired. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

     The results of operations of all acquisitions have been included in the consolidated financial statements from their dates of acquisition. The pro forma effect of these transactions was not material to the results of operations.

 M.  Adoption of New Accounting Standards

     The Financial Accounting Standards Board recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," FASB Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities."

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. Ferrellgas implemented SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the three months ended October 31, 2002, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. See Note G for further discussion of these obligations. Ferrellgas believes this implementation will not have a material ongoing effect on its financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. Ferrellgas implemented SFAS No. 144 beginning in the year ending July 31, 2003, with no material effect on its financial position, results of operations and cash flows.

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the consolidated statements of earnings. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangible assets of motor carriers and accounting for certain lease modifications do not currently apply to Ferrellgas. Ferrellgas implemented SFAS No. 145 beginning in the year ending July 31, 2003, and began reporting expenses associated with early extinguishment of debt in income from continuing operations. For the three months ended October 31, 2002, Ferrellgas recognized $7.1 million of expenses associated with the early extinguishment of the $160.0 million senior secured notes. Prior to the adoption of SFAS No. 145, Ferrellgas would have classified this type of expense as an extraordinary item.

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

     SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends SFAS 123 disclosure requirements for annual and interim financial statements to provide more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the fiscal year ending July 31, 2003, with earlier application permitted. However, the interim disclosure requirements will be effective for the three months ending April 30, 2003. Ferrellgas is currently studying SFAS 148 and the related implications of SFAS 123.

     FASB Financial Interpretation No. 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. Ferrellgas implemented this interpretation beginning in the three months ended January 31, 2003. The implementation resulted in the recognition of a liability of $29.8 thousand, and a related prepaid asset of $29.8 thousand, both of which will be amortized over the life of the guarantees. See Note H for further discussion about these guarantees.

     FASB Financial Interpretation No. 46 clarified Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. This interpretation is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. Ferrellgas currently does not have any variable interest entities that would be subject to this interpretation.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS
                              (Amounts in dollars)

                                                              January 31,           July 31,
ASSETS                                                           2003                 2002
-----------------------------------------------          ------------------   -------------------
                                                             (unaudited)

Cash                                                            $1,000               $1,000
                                                         ------------------   -------------------
Total Assets                                                    $1,000               $1,000
                                                         ==================   ===================


STOCKHOLDER'S EQUITY
-----------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                 $1,000               $1,000

Additional paid in capital                                       2,061                2,061

Accumulated deficit                                             (2,061)              (2,061)
                                                         ------------------   -------------------
Total Stockholder's Equity                                      $1,000               $1,000
                                                         ==================   ===================


                                                STATEMENTS OF EARNINGS
                                                     (unaudited)

                                                     Three Months Ended                      Six Months Ended
                                             -----------------------------------  -----------------------------------
                                               January 31,        January 31,         January 31,        January 31,
                                                   2003              2002                2003               2002
                                             ---------------     ---------------  ---------------     ---------------

General and administrative expense                   $   -               $  50            $   -               $  95

                                             ---------------     ---------------  ---------------     ---------------
Net loss                                             $   -               $ (50)           $   -                $(95)
                                             ===============     ===============  ===============     ===============

                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Amounts in dollars)

                                                                      For the six months ended
                                                             --------------------------------------------
                                                                January 31,              January 31,
                                                                   2003                      2002
                                                             ------------------       -------------------

Cash Flows From Operating Activities:
  Net loss                                                         $      -                 $    (95)
                                                             ------------------        ------------------
      Cash used in operating activities                            $      -                      (95)
                                                             ------------------       -------------------

Cash Flows From Financing Activities:
  Capital contribution                                                    -                       95
                                                             ------------------       -------------------
      Cash provided by financing activities                               -                       95
                                                             ------------------       -------------------

Change in cash                                                            -                        -
Cash - beginning of period                                            1,000                    1,000
                                                             ------------------       -------------------
Cash - end of period                                                 $1,000                   $1,000
                                                             ==================       ===================

                       See notes to financial statements.


                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Ferrellgas Partners, L.P. is a Delaware limited partnership. Our common units are listed on the New York Stock Exchange and our activities are primarily conducted through our operating partnership Ferrellgas, L.P., a Delaware limited partnership. We are the sole limited partner of Ferrellgas, L.P. with an approximate 99% limited partner interest. In this report, unless the context indicates otherwise, the terms "our," "we" and "its" are used sometimes as abbreviated references to Ferrellgas Partners, L.P. and its consolidated subsidiaries, including Ferrellgas, L.P.

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

     Forward-looking  statements are not guarantees of future  performance.  You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict.

     Some of our forward-looking statements include the following:

     o whether Ferrellgas, L.P. will have sufficient funds to meet its obligations, including its obligations under its debt securities, and enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing securities;

     o whether we will continue to meet all of the quarterly financial tests required by the agreements governing our indebtedness; and

     o the expectation that propane and other gas liquids sales and cost of product sold in the second half of fiscal 2003 will exceed the second half of fiscal 2002 amounts.

     For a more detailed description of these particular forward-looking statements and for risk factors that may affect any forward-looking statements, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K filed October 23, 2002.

Results of Operations

     Due to the seasonality of the retail distribution of propane, results of our operations for the six months ended January 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year. Other factors affecting the results of our operations include competitive conditions, demand for product, timing of acquisitions, general economic conditions in the United States, variations in the weather and fluctuations in commodity prices.

     As we have grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Historically, due to the seasonality of our business, these fixed costs have caused net losses in the first and fourth fiscal quarters.

Three Months Ended January 31, 2003 vs. January 31, 2002

     PROPANE AND OTHER GAS LIQUIDS SALES. Propane and other gas liquids sales increased $74.6 million primarily due to an increase in retail propane sales volume and an additional $33.6 million primarily due to an increase in the average propane sales price per gallon.

     Retail sales volumes increased 70.0 million gallons compared to the prior year period primarily due to colder winter temperatures, and to a lesser extent, acquisitions. In addition, the average propane sales price per gallon increased due to the effect of the increase in our weighted average cost of propane inventory.

     For the three months ended January 31, 2003, national temperatures as reported by the National Oceanic and Atmospheric Administration, were 2% warmer than normal as compared to 16% warmer than normal in the prior year period. The prior year quarter was the warmest November through January period in recorded history, according to the National Oceanic and Atmospheric Administration.

     The average sales price per gallon of propane increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2003. The wholesale cost of propane for the second quarter of fiscal 2003 was significantly higher than the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.54 per gallon, and reached a high of $0.78 during the second quarter of fiscal 2003, compared to an average of $0.31 per gallon in the prior year period. Other major supply points in the United States also experienced significant increases.

     COST OF PRODUCT SOLD. Cost of product sold increased $38.8 million primarily due to an increase in our weighted average cost of propane inventory. Additionally, our cost of product sold increased $44.6 million primarily due to the effect of a 24.1% increase in our retail propane sales volume compared to the prior year period. Improved results from our risk management trading activities caused a decrease of $5.3 million in our cost of product sold compared to the prior year period.

     GROSS PROFIT. Gross profit increased 17.1% primarily due to the effect of the increase in our retail propane volumes. Improved results from our risk management trading activities were partially offset by retail margins that were better than expected for the quarter but less than the prior year period. Retail margins in the prior year period were temporarily increased to partially offset the impact of significantly warmer winter temperatures. See additional discussion regarding risk management trading activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

     OPERATING EXPENSE. Operating expense increased 13.2% primarily due to increased sales volume and performance-based variable expenses.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 17.0% primarily due to performance-based incentives.

     DEPRECIATION  AND  AMORTIZATION  EXPENSE.   Depreciation  and  amortization
expense decreased 4.7% primarily due to the effect of an intangible asset completing its amortizable life in December 2001.

     EQUIPMENT LEASE EXPENSE. Equipment lease expense decreased 9.2% primarily due to the effect of the December 2002 buyout of our operating tank leases. See further discussion about the buyout of these leases in "Liquidity and Capital Resources - Investing Activities."

     INTEREST EXPENSE. Interest expense increased 5.8% due to increased borrowings to buyout our previously leased propane tanks in December 2002 and acquisitions, partially offset by capitalized interest and the effect of refinancing fixed-rate debt and lower interest rates on credit facility borrowings. See further discussion about increased borrowings to buyout these leases in "Liquidity and Capital Resources - Financing Activities."

     NET EARNINGS. Net earnings increased 27.7% primarily due to the effect of an increase in delivered retail propane volumes, partially offset by the increased operating expenses incurred to deliver the increased retail propane volumes.

Six Months Ended January 31, 2003 vs. January 31, 2002

     PROPANE AND OTHER GAS LIQUIDS SALES. Propane and other gas liquids sales increased $52.2 million primarily due to an increase in retail propane sales volume and an additional $26.6 million primarily due to an increase in the average propane sales price per gallon.

     Retail sales volumes increased 52.1 million gallons compared to the prior year period, primarily due to colder winter temperatures, and to a lesser extent, acquisitions. In addition, the average propane sales price per gallon increased due to the effect of the increase in our weighted average cost of propane inventory.

     For the six months ended January 31, 2003, temperatures as reported by the National Oceanic and Atmospheric Administration, were 1% warmer than normal as compared to 14% warmer than normal in the prior year period. The prior year period was the second warmest August through January period in recorded United States history, according to National Oceanic and Atmospheric Administration data.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2003. The wholesale cost of propane for the first half of fiscal 2003 was significantly higher than the first half of fiscal 2002. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.49 per gallon during the first half of fiscal 2003, and reached a high of $0.78, compared to an average of $0.36 per gallon in the prior year period. Other major supply points in the United States also experienced significant increases.

     COST OF PRODUCT SOLD. Cost of product sold increased $32.4 million primarily due to an increase in our weighted average cost of propane inventory. Additionally, our cost of product sold increased $31.8 million primarily due to the effect of a 10.8% increase in our retail sales volume compared to the prior year period. This increase was offset by improved results from risk management trading activities that caused a decrease of $12.3 million in our cost of product sold compared to the prior year period.

     GROSS PROFIT. Gross profit increased 10.2% primarily due to the effect of the increase in our retail propane volumes. Improved results from our risk management trading activities were largely offset by retail margins that were better than expected but less than the prior year period. Retail margins in the prior year period were temporarily increased to partially offset the impact of significantly warmer winter temperatures. See additional discussion regarding risk management trading activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

     OPERATING  EXPENSE.  Operating  expense  increased  7.7%  primarily  due to
increased  sales  volume,   increased   expenses   related  to  our  operational
improvement initiative and increased self-insurance costs.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 8.9% due to increased information technology and other expenses.

     DEPRECIATION  AND  AMORTIZATION  EXPENSE.   Depreciation  and  amortization
expense decreased 9.3% primarily due to the effect of an intangible asset completing its amortizable life in December 2001.

     EQUIPMENT LEASE EXPENSE. Equipment lease expense decreased 8.8% due to effect of the December 2002 buyout of our operating tank leases. See further discussion about the buyout of these leases in "Liquidity and Capital Resources
- Investing Activities."

     INTEREST EXPENSE. Interest expense increased 1.5% due to increased borrowings to buyout previously leased propane tanks in December 2002 and acquisitions, partially offset by capitalized interest, the effect of refinancing fixed-rate debt and lower interest rates on credit facility borrowings. See further discussion about the increased borrowings to buyout these leases in "Liquidity and Capital Resources - Financing Activities."

     NET EARNINGS. Net earnings increased 13.6% primarily due to the effect of an increase in retail propane volumes, partially offset by the increased operating expenses incurred to deliver the increased retail propane volumes, a $7.1 million early extinguishment of debt expense related to the repurchase and redemption of our $160.0 million senior secured notes and the $2.8 million cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

Forward-looking statements

     Our propane and other gas liquids sales, cost of product sold, gross profit, operating expenses, general and administrative expenses and net earnings increased between eight and 16% in the six months ended January 31, 2003 as compared to the same period last year. Assuming that the wholesale cost of propane remains at relatively higher levels, we expect propane and other gas liquids sales and cost of product sold in the second half of fiscal 2003 to exceed the second half of fiscal 2002 amounts.

Liquidity and Capital Resources

     Our ability to satisfy our obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business, and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is typically generated during the winter heating season, which occurs during our second and third fiscal quarters. Typically, we generate significantly lower cash flows from operations in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because our fixed costs generally exceed gross profit during the non-peak heating season. However, the second quarter of fiscal 2003 generated lower than historical cash flows from operating activities, despite recording higher operating and net earnings than in the second quarter of fiscal 2002. This decrease was primarily caused by significant increases in customer receivables related to significantly higher than historical retail prices, increases in retail propane volumes and, to a lesser extent, increases in our cost of propane inventory. We expect to generate higher than normal cash from operating activities in the third quarter of fiscal 2003 as customers remit payment of the receivables billed during the second quarter of fiscal 2003. Subject to meeting the financial tests discussed below, our general partner believes that Ferrellgas, L.P. will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its 8.75% senior notes due 2012. In addition, our general partner believes that Ferrellgas, L.P. will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on its senior units and the minimum quarterly distribution on all of its common units during the fiscal year ending July 31, 2003. The minimum quarterly distribution of $0.50 to be paid on all common units on March 14, 2003, represents the thirty-fourth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

     Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes. The bank credit and accounts receivable securitization facilities generally limit Ferrellgas, L.P.'s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. It should be noted that our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain repayment provisions related to a decline in our credit rating.

     As of January 31, 2003, our general partner believes that we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of the year ending July 31, 2003. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal winter temperatures, a volatile energy commodity cost environment or continued economic downturn, we may not meet the applicable financial tests in future quarters. This could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

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

     Toward this purpose, on February 18, 2003, we filed a shelf registration statement with the Securities and Exchange Commission for the periodic sale of $500 million of equity and/or debt securities. Upon effectiveness of the registration statement, the registered securities will be available to us for sale in the future to fund acquisitions, to reduce indebtedness, to redeem senior units or to provide funds for general partnership purposes.

     We also maintain a shelf registration statement with the Securities and Exchange Commission for approximately 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

Operating Activities

     Cash provided by operating activities was $4.0 million for the six months ended January 31, 2003, compared to cash provided by operating activities of $48.7 million for the prior fiscal year period. This decrease in cash provided by operating activities is primarily due to the effect of higher wholesale cost of product, the timing of collections of accounts receivable and the timing of purchases of inventory. The fiscal 2003 winter heating season has required more working capital to finance operating activities than the fiscal 2002 winter heating season because of the effect of financing the purchase and sale of greater volumes of retail propane at higher average wholesale costs.

Investing Activities

     CAPITAL EXPENDITURES

During the six months ended January 31, 2003, we made cash capital expenditures of $11.0 million related to our technology initiative and $7.5 million primarily for the following:

o    upgrading district plant facilities;
o    purchase of vehicles at the end of the lease terms; and
o    purchase of additional propane storage tanks and cylinders.

Our capital requirements for repair and maintenance of property, plant and equipment are expected to remain relatively low.

     We lease property, computer equipment, propane tanks, light and medium duty trucks, tractors and trailers. We believe leasing is a cost-effective method for meeting our equipment needs. On December 10, 2003, we purchased $155.6 million of equipment whose lease terms would have expired in June 2003. See "Financing Activities" and Note F to our consolidated financial statements for discussions about the financing of the equipment lease buyouts.

     ACCOUNTS RECEIVABLE SECURITIZATION

     At January 31, 2003, $60.0 million had been funded from our accounts receivable securitization facility. This funding resulted from our increased liquidity needs caused primarily by the seasonal increase in accounts receivable outstanding and in propane inventory levels. We renewed this facility effective September 24, 2002, for a 364-day commitment with Banc One, N.A. In accordance with SFAS No. 140, this transaction is reflected on our consolidated financial statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. See Note E to our consolidated financial statements for further discussion about this facility.

     BUSINESS ACQUISITIONS

     We continue to consider opportunities to expand our operations through strategic acquisitions of retail propane operations located throughout the United States. During the six months ended January 31, 2003, we made total acquisition capital expenditures of $43.6 million for three retail propane companies, which included the acquisition of $5.8 million of working capital. These expenditures were funded by $34.1 million in cash payments and the issuance of a $10.0 million non-interest bearing note due in December 2003.

Financing Activities

     CREDIT FACILITY

     On December 10, 2002, we refinanced our $157.0 million bank credit facility with a $307.5 million amended bank credit facility. This amended bank credit facility will terminate on April 28, 2006, unless extended or renewed. This $307.5 million amended bank credit facility consists of the following:

o a $151.5 million revolving working capital facility, general corporate and acquisition facility, including an $80.0 million letter of credit sub-facility; and
o a $156.0 million revolving facility, which was used on December 10, 2002, to purchase propane tanks and related assets that we previously leased.

All borrowings under the amended bank credit facility bear interest, at our option, at a rate equal to either:

o a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of January 31, 2003, the federal funds rate and Bank of America's prime rate were 1.33% and 4.25%, respectively); or
o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of January 31, 2003, the one-month Eurodollar Rate was 1.26%).

     At January 31, 2003, $140.0 million of borrowings and $50.6 million of letters of credit were outstanding under the amended bank credit facility. Letters of credit are currently used to cover obligations primarily relating to requirements for our insurance coverage and, and to a lesser extent, our risk management activities. At January 31, 2003, we had $116.9 million available for working capital, acquisition, capital expenditure and general partnership purposes under the amended bank credit facility.

     We believe that the liquidity available from the amended bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for the year ending July 31, 2003. See "Investing Activities." However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

o    a significant increase in the wholesale cost of propane;
o    a significant delay in the collections of accounts receivable;
o increased volatility in energy commodity prices related to risk management activities;
o    increased liquidity requirements imposed by insurance providers;
o    a significant downgrade in our credit rating; or
o    decreased trade credit.

If one or more of these or other events caused a significant use of available funding, we would consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives could, or would, be implemented.

     LONG-TERM DEBT

     On September 24, 2002, we issued, in a public offering, $170.0 million of 8.75% senior notes due 2012. Interest is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2002. These senior notes are unsecured and not redeemable before June 15, 2007, except under specific circumstances. We used the proceeds from the $170.0 million senior note issuance to repurchase and redeem our $160.0 million 9.375% senior secured notes due 2006 and fund related premiums, fees, accrued and unpaid interest and tender consent payments

     On December 18, 2002, we issued, in a public offering, $48.0 million of 8.75% senior notes with the same terms as those on the $170.0 million 8.75% senior notes. We used the proceeds from the $48.0 million senior note issuance to reduce borrowings under the amended bank credit facility and to provide increased availability of funds for working capital, acquisition, capital expenditure and general partnership purposes. The $48.0 million senior notes were issued with a debt premium of $1.7 million that will be amortized to interest expense through fiscal 2012.

     The following table summarizes our long-term debt obligations as of January 31, 2003:

                                                          Principal Payments due by Fiscal Year
                                     --------------------------------------------------------------------------------
                                       Remainder                                           2007 and
                                        of 2003        2004         2005        2006      Thereafter       Total
                                     -------------  ----------   ----------  ----------  ------------   -----------
Long-term debt, including
    current portion                        $760      $2,134       $2,299      $251,313     $646,551       $903,057

See Note F in the footnotes to our consolidated financial statements for further discussion of the maturity dates and interest rates related to our long-term debt.

     DISTRIBUTIONS

     During the six months ended January 31, 2003, we declared and paid the required quarterly distribution on our senior units and the minimum quarterly distribution on all common units for the three months ended July 31, 2002 and the three months ended October 31, 2002. The required quarterly distribution on the senior units and the minimum quarterly distribution on all common units for the three months ended January 31, 2003 will be paid on March 14, 2003 to holders of record on February 28, 2003.

Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three and six months ended January 31, 2003. This table summarizes the contracts where settlement has not yet occurred:

                                                   Three months          Six months
                                                      ended                ended
                                                 January 31, 2003     January 31, 2003
                                                 ----------------     ----------------
Unrealized losses in fair value of contracts
    outstanding at beginning of period              $(3,816)              $(4,569)
Other unrealized gains recognized                     6,611                 9,473
Less: realized gains recognized                       1,213                 3,322
                                                 ----------------     ----------------
Unrealized gains in fair value of contracts
    outstanding at January 31, 2003                  $1,582                $1,582
                                                 ================     ================

     The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of January 31, 2003. This table summarizes the contracts where settlement has not yet occurred:

                                                       Fair Value of Contracts at
                                                               Period-End
                                                 -------------------------------------
                                                                         Maturity
                                                                       greater than 1
                                                  Maturity less        year and less
Source of Fair Value                               than 1 year         than 18 months
-------------------------------------------      ----------------     ----------------
Prices actively quoted                                $ 824                  $   -
Prices provided by other external sources               758                      -
Prices based on models and other
    valuation methods                                     -                      -
                                                 ----------------     ----------------
Unrealized gains in fair value of contracts
     outstanding at January 31, 2003                 $1,582                  $   -
                                                 ================     ================

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

Disclosures about Effects of Transactions with Related Parties

     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $99.3 million for the six months ended January 31, 2003, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

     We paid senior unit distributions of $2.8 million to JEF Capital Management on both September 13, 2002 and December 14, 2002. On January 31, 2003, in a noncash transaction, we accrued a senior unit distribution of $2.7 million that we will pay to JEF Capital Management on March 14, 2003. JEF Capital Management is beneficially owned by James E. Ferrell, the Chairman, President and CEO of our general partner, and thus is an affiliate. On January 15, 2003, we redeemed
39.2 thousand senior units held by JEF Capital Management with a cash payment of $1.6 million.

     Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International Limited in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During the six months ended January 31, 2003, we recognized net receipts from purchases, sales and commodity derivative transactions of $0.2 million. These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold on our consolidated statements of earnings. There were no amounts due from or due to Ferrell International Limited at January 31, 2003.

     We believe these related party transactions were conducted in the ordinary course of business and under terms that were no less favorable to us than those available with third parties.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. We account for these arrangements as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing. See further discussion about these leases in "Investing Activities."

     Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $16.6 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements. See Note H to our consolidated financial statements for further discussion of Financial Accounting Standards Board Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

     The following table summarizes our future minimum rental payments as of January 31, 2003:

                                                 Future Minimum Rental and Buyout Amounts by Fiscal Year
                                     ------------------------------------------------------------------------------
                                       Remainder                                           2007 and
                                        of 2003        2004         2005        2006      Thereafter       Total
                                     -------------  ----------   ----------  ----------  ------------   -----------
    Operating lease
      rental payments                    $7,543      $13,478      $10,222      $8,228       $9,661        $49,132
    Operating lease buyouts
                                          3,237        4,738        4,105       2,076        9,162         23,318

     Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance that we will be successful in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our risk management activities primarily attempt to mitigate risks related to the purchasing, storing and transporting of propane. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. This fluctuation subjects us to potential price risk, which we attempt to minimize through the use of risk management activities.

     Our risk management activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price and inventory risk on sale commitments to our customers.

     Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our retail customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of retail margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of cost of product sold and gross profit as risk management trading activities and are accounted for at fair value.

     Market risks associated with energy commodities are monitored daily by senior management for compliance with our commodity risk management policy. This policy includes an aggregate dollar loss limit and limits on the term of various contracts. We also utilize volume limits for various energy commodities and review our positions daily where we remain exposed to market risk, so as to manage exposures to changing market prices.

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

     SENSITIVITY ANALYSIS. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options used in our risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $0.9 million for risk management trading activities and $0.3 million for other risk management activities as of January 31, 2003. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

Additionally, we seek to mitigate our variable rate interest rate risk exposure on operating leases by entering into interest rate cap agreements. At January 31, 2003, we had $140.0 million in variable rate amended bank credit facility borrowings and $60.0 million in funding from our variable rate accounts receivable securitization facility. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the operating leases and the associated interest rate cap agreements, the borrowings on the variable rate amended bank credit facility and the funding from the variable rate accounts receivable securitization facility would be a loss in future earnings of $2.0 million for the twelve months ending January 31, 2004.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          See Note I to our consolidated financial statements included elsewhere in this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

          Exhibit
           Number     Description
          -------     -----------

           3.1 Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit
                      4.3 to our Current Report on Form 8-K filed
                      February 18, 2003.

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

          Exhibit
          Number      Description
          -------     -----------

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

          10.3        Certificate of Incorporation of Ferrellgas Finance Corp.
                      filed with the Delaware Secretary of State on January 16, 2003. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 18, 2003.

          10.4        Bylaws of Ferrellgas Finance Corp. adopted as of
                      January 16, 2003.  Incorporated by reference to Exhibit
                      4.2 to our Current Report on Form 8-K filed February 18, 2003.

          10.5 Fourth Amended and Restated Credit Agreement, dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit
                      10.3 to our Quarterly Report on Form 10-Q filed
                      December 11, 2002.

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

          10.12 Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed November 12, 1999.

          10.13 First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed December 29, 1999.

          10.14       Second Amendment to Purchase Agreement, dated as of
                      March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

          10.15 Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

#         10.16       Ferrell Companies, Inc. Supplemental Savings Plan,
                      restated January 1, 2000.  Incorporated by reference to
                      Exhibit 99.1 to our Current Report on Form 8-K filed
                      February 18, 2003.

          Exhibit
          Number      Description
          -------     -----------

#         10.17       Second Amended and Restated Ferrellgas Unit Option Plan.
                      Incorporated by reference to Exhibit 10.1 to our Current
                      Report on Form 8-K filed June 5, 2001.

#         10.18       Ferrell Companies, Inc. 1998 Incentive Compensation Plan -
                      Incorporated by reference to Exhibit 10.12 to our Annual
                      Report on Form 10-K filed October 29, 1998.

#         10.19       Employment agreement between James E. Ferrell and
                      Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form
                      10-K filed October 29, 1998.

#         10.20       Employment agreement between Patrick Chesterman and
                      Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form
                      10-K filed October 26, 2000.

#         10.21       Employment agreement between Kevin Kelly and Ferrellgas,
                      Inc. dated July 31, 2000.  Incorporated by reference to
                      Exhibit 10.22 to our Annual Report on Form 10-K filed
                      October 26, 2000.


---------------
  #       Management contracts or compensatory plans.


          (b)  Reports on Form 8-K

The Partnership filed no Form 8-K's during the three months ended January 31, 2003.

The Partnership furnished one Form 8-K during the three months ended January 31, 2003.
                                 Items
Date of Report                   Reported         Financial Statements Furnished
---------------------------      --------         ------------------------------
Furnished November 19, 2003         9                    None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FERRELLGAS PARTNERS, L.P.

                                         By Ferrellgas, Inc. (General Partner)


Date:    March 12, 2003                  By  /s/ Kevin T. Kelly
                                             -----------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)



                                         FERRELLGAS PARTNERS FINANCE CORP.


Date:    March 12, 2003                  By  /s/ Kevin T. Kelly
                                             -----------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

                                 CERTIFICATIONS
                            FERRELLGAS PARTNERS, L.P.

I, James E. Ferrell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ferrellgas Partners, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: March 12, 2003

                                     /s/ James E. Ferrell
                                     -------------------------------------------
                                     James E. Ferrell
                                       Chairman, President and Chief
                                          Executive Officer of Ferrellgas, Inc.,
                                          the Registrant's general partner

                                 CERTIFICATIONS
                            FERRELLGAS PARTNERS, L.P.


I, Kevin T. Kelly, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ferrellgas Partners, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: March 12, 2003

                                       /s/ Kevin T. Kelly
                                       -----------------------------------------
                                       Kevin T. Kelly
                                       Senior Vice President and Chief
                                          Financial Officer of Ferrellgas, Inc.,
                                          the Registrant's general partner

                                 CERTIFICATIONS
                        FERRELLGAS PARTNERS FINANCE CORP.

I, James E. Ferrell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ferrellgas Partners Finance Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: March 12, 2003

                                           /s/ James E. Ferrell
                                           -------------------------------------
                                           James E. Ferrell
                                           President and Chief Executive Officer

                                 CERTIFICATIONS
                        FERRELLGAS PARTNERS FINANCE CORP.


I, Kevin T. Kelly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ferrellgas Partners Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: March 12, 2003

                               /s/ Kevin T. Kelly
                               -------------------------------------------------
                               Kevin T. Kelly
                               Senior Vice President and Chief Financial Officer