Form 10-K/A
period 2002-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2003-06-06
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A Amendment No. 2

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

At September 30, 2002, Ferrellgas Partners, L.P. had outstanding 36,089,703 Common Units and 2,782,211 Senior Units.

Documents  Incorporated  by Reference:  None

EXPLANATORY NOTE

     On October 23, 2002, we filed with the Securities  and Exchange  Commission
(SEC) our Annual Report on Form 10-K for our fiscal year ended July 31, 2002. On December 10, 2002, we filed with the SEC Amendment No. 1 to our Annual Report on Form 10-K/A for the sole purpose of including an explanatory sentence to the unqualified Independent Auditors' Report of our independent auditor, Deloitte & Touche LLP. In the explanatory sentence, Deloitte & Touche LLP clarified for the reader that we changed our accounting in fiscal 2002 for goodwill and other intangible assets by virtue of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     This Amendment No. 2 to our Annual Report on Form 10-K/A for our fiscal year ended July 31, 2002, is being filed to restate our consolidated statements of cash flows related to our accounts receivable securitization for July 31, 2002 and 2001. This information was previously shown in the consolidated statements of cash flows on a net basis in the section "Cash Flows from Investing Activities" and is now shown on a gross basis in the section "Cash Flows from Operating Activities" and includes a disaggregation for the proceeds from new accounts receivable securitizations to the amounts previously provided in Note E, as filed in Amendment No. 1 to our Annual Report on Form 10-K/A. The gross amounts related to the accounts receivable securitizations were previously reflected within Note E to the consolidated financial statements. This restatement necessitated amending Note E to our consolidated financial statements by moving the gross information to our consolidated statement of cash flows and the addition of a new Note R to our consolidated financial statements to explain the restatement.

     It is important to note that this amended filing has no effect on our aggregate "Increase (decrease) in cash and cash equivalents" for the 2002 and 2001 fiscal years, but merely affect the allocation of our cash flows. Our aggregate "Increase (decrease) in cash and cash equivalents" for the 2002 and 2001 fiscal years remain the same as initially disclosed in our Annual Report filed on October 23, 2002. Additionally, other than as stated above, this restatement has no impact on our previously reported consolidated financial statements and accompanying notes for our 2002, 2001 and 2000 fiscal years.

The amendments being made pursuant to this Amendment No. 2 are as follows:

     o Item 6. "Selected Financial Data" has been restated to reflect the amendments made to Item 8;

     o Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been revised to reflect the restatement made to Item 8 as follows:

     o "Liquidity and Capital Resources - Operating activities" - the first paragraph from our initial 10-K has been modified and a new second paragraph has been added; and

     o "Liquidity and Capital Resources - Investing activities" - the fifth paragraph from our initial 10-K has been deleted;

     o Item 8. "Financial Statements and Supplementary Data" has been revised to restate our consolidated statements of cash flows. See "Consolidated Statement of Cash Flows" and Notes E and R of the accompanying consolidated financial statements; and

     o Item 15. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" has been revised to include an update to the Independent Auditor's Consent and the certifications required by Title 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See Exhibits 23.1, 99.1 and 99.2.

Except as described above, no other changes have been made to our Annual Report on Form 10-K or Amendment No. 1 to our Annual Report on Form 10-K/A. For the convenience of the reader and as required under SEC rules, this Amendment No. 2 sets forth the complete text of Items 6, 7, 8 and 15, rather than just the amended portions thereof. To preserve the nature and character of the disclosures set forth in these Items as originally filed, this Amendment No. 2 continues to speak as of October 23, 2002, and we have not updated the disclosures in this Amendment No. 2 to speak as of a later date or to reflect any events which occurred at a later date. For Items not modified herein, reference should be made to our Annual Report on Form 10-K as filed with the SEC on October 23, 2002. The filing of this Amendment No. 2 is not an admission that our initial Annual Report on Form 10-K or our Amendment No. 1 to our Annual Report on Form 10-K/A, when made, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.


                          2002 FORM 10-K/A Amendment No. 2
                                 ANNUAL REPORT


                                Table of Contents

                                                                           Page
                                                                           ----

                                     PART II

ITEM     6.     SELECTED FINANCIAL DATA...................................... 1

ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS................ 3

ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................16


                                     PART IV

ITEM    15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K..........................................16

                                     PART II
                                    ---------


ITEM 6.       SELECTED FINANCIAL DATA.

     The following table presents our selected consolidated historical financial data.

(in thousands, except per unit data)

                                                                    Ferrellgas Partners, L.P.
                                             -------------------------------------------------------------------------
                                                                       Year Ended July 31,
                                             -------------------------------------------------------------------------
                                                2002            2001           2000            1999           1998
                                             -----------     -----------    ------------    -----------    -----------
Income Statement Data:
Total revenues                               $1,034,796      $1,468,670        $959,023       $633,349       $623,775
Interest expense                                 59,608          61,544          58,298         46,621         49,129
Earnings before extraordinary loss               59,959          64,068             860         14,783          4,943
Basic and diluted earnings (loss) per
 common and subordinated unit-
   Earnings (loss) before extraordinary
   loss                                            1.34            1.43           (0.32)          0.47           0.16
Cash distributions declared per common
    and subordinated unit                          2.00            2.00            2.00           2.00           2.00

Balance Sheet Data at end of period:
Working capital                                 $ 9,436        $ 22,062       $  (6,344)       $(4,567)        $ (443)
Total assets                                    885,128         896,159         967,907        656,745        621,223
Long-term debt                                  703,858         704,782         718,118        583,840        507,222
Partners' capital:                               21,161          37,987          40,344        (69,651)       (11,083)

Operating Data:
Retail propane sales volumes (in                831,592         956,718         846,664        680,477        659,932
gallons)

Capital expenditures
   Maintenance                                  $ 9,576         $11,996         $ 8,917       $ 10,505       $ 10,569
   Growth                                         4,826           3,152          11,838         15,238         10,060
   Technology initiative                         30,070             100               -              -              -
   Acquisition                                   10,962           1,417         310,260         48,749         13,003
                                             -----------     -----------    ------------    -----------    -----------
Total                                           $55,434         $16,665        $331,015       $ 74,492        $33,632
                                             ===========     ===========    ============    ===========    ===========

                                                                    Ferrellgas Partners, L.P.
                                             -------------------------------------------------------------------------

                                                                       Year Ended July 31,
                                             -------------------------------------------------------------------------
                                                2002            2001
                                                (as             (as
                                              restated*)      restated*)        2000            1999           1998
                                             -----------     -----------    ------------    -----------    -----------

Supplemental Data:
Net cash provided by operating                 $121,925        $130,859         $53,352       $ 92,494        $74,337
activities

Operating income                                118,915         126,691          57,091         60,497         52,586
Add: Depreciation and amortization               41,937          56,523          61,633         47,257         45,009
        ESOP compensation charge                  5,218           4,843           3,733          3,295            350
        Loss (gain) on disposal of
        assets and other                          3,957           5,744            (356)         1,842            174
                                             -----------     -----------    ------------    -----------    -----------
EBITDA                                         $170,027        $193,801        $122,101       $112,891       $ 98,119
                                             ===========     ===========    ============    ===========    ===========

* See Note R to the consolidated financial statements.


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

     As discussed in Note R to the consolidated financial statements, the partnership has restated its consolidated statements of cash flows for the fiscal years 2002 and 2001. The Management Discussion and Analysis for Operating Activities and for Investing Activities give effect to this restatement.

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

     Operating Activities. Cash provided by operating activities was $121,925,000 for fiscal 2002, compared to $130,859,000 for fiscal 2001. This decrease is primarily due to reduced net earnings and the decreased utilization of the accounts receivable facility.

          Accounts receivable securitization

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

                                                                  Capital Expenditures            Expensed Items
                                                                --------------------------    ------------------------

(in thousands)                                                    Fiscal         Fiscal          Fiscal        Fiscal
                                                                   2002           2001            2002          2001
                                                                   ----           ----            ----          ----
Development of new computer software                             $25,847          $100          $    -        $    -
Purchased computer software and licenses                           3,947             -               -             -
Computer hardware and other equipment                                276             -               -             -
Operating expense                                                      -             -           2,032             -
General and administrative expenses                                    -             -               -         1,703
                                                                -----------     ----------    ----------    ----------
Total incurred                                                    30,070           100           2,032         1,703
Less: amounts payable to vendors                                   6,956             -               -             -

                                                                -----------     ----------    ----------    ----------
Total cash used for technology initiative                        $23,114         $ 100          $2,032        $1,703
                                                                ===========     ==========    ==========    ==========

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

     (in thousands)                                        Future Minimum Rental and Buyout Amounts
                                              -------------------------------------------------------------------
                                                             Less than                                 After
                                                 Total        1 year      1-3 years     4-5 years     5 years
                                              ------------- ------------ ------------- ------------ -------------
     Operating leases rental payments          $ 68,575       $ 26,986     $23,701        $13,248       $4,640
     Operating leases buyouts                  $178,658       $158,577     $ 8,843        $ 9,020       $2,218

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

Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for the fiscal year ended July 31, 2002. This table summarizes the contracts where settlement has not yet occurred:

(in thousands)                                                                        Fiscal year ended
                                                                                        July 31, 2002
                                                                                     ---------------------
Unrealized (losses) in fair value of contracts outstanding at July 31, 2001               $(12,587)
Other unrealized gains and (losses) recognized                                              (6,148)
Less: realized gains and (losses) recognized                                               (14,166)
                                                                                     ---------------------
Unrealized (losses) in fair value of contracts outstanding at July 31, 2002               $ (4,569)
                                                                                     =====================

     The following table summarizes the maturity of these contracts for the valuation methodologies we utilize as of July 31, 2002. This table summarizes the contracts from risk management trading activities where settlement has not yet occurred:

(in thousands)                                                     Fair Value of Contracts at Period-End
                                                                ---------------------------------------------
                                                                  Maturity less           Maturity greater
                                                                      than                 than 1 year and
Source of Fair Value                                                 1 year              less than 18 months
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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our Consolidated Financial Statements and the Independent Auditors' Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note S to the Consolidated Financial Statements for Selected Quarterly Financial Data.




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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FERRELLGAS PARTNERS, L.P.

                                         By Ferrellgas, Inc. (General Partner)



Date: June 6, 2003                       By /s/ Kevin T. Kelly
                                            ------------------------------------
                                             Kevin T. Kelly
                                             Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)



Date: June 6, 2003                       FERRELLGAS PARTNERS FINANCE CORP.


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

Certifications

I, James E. Ferrell, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ferrellgas Partners, L.P.;

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


Date: June 6, 2003


/s/ James. E. Ferrell
-------------------------
 James E. Ferrell
 Chairman, President and Chief Executive Officer


I, Kevin T. Kelly, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ferrellgas Partners, L.P.;

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


Date: June 6, 2003


/s/ Kevin T. Kelly
--------------------------
 Kevin T. Kelly
 Senior Vice President and Chief Financial Officer

Certifications

I, James E. Ferrell, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ferrellgas Partners Finance Corp.;

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


Date: June 6, 2003


/s/ James. E. Ferrell
-------------------------
 James E. Ferrell
 President and Chief Executive Officer


I, Kevin T. Kelly, certify that:

1. I have reviewed this annual report on Form 10-K/A of Ferrellgas Partners Finance Corp.;

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


Date: June 6, 2003


/s/ Kevin T. Kelly
--------------------------
 Kevin T. Kelly
 Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


     The exhibits listed below are filed as part of this Annual Report on Amendment No. 2 to Form 10-K/A. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.


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

  10.11 Third Amendment to the Receivables Purchase Agreement, dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.

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

* 21.1      List of subsidiaries.

* 23.1      Consent of Deloitte & Touche, LLP, independent auditors.

* 99.1      Certification of Ferrellgas Partners, L.P. Pursuant to U.S.C.
            Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.2 Certification of Ferrellgas Partners Finance Corp. Pursuant to U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
      *          Filed herewith
      #          Management contracts or compensatory plans.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Ferrellgas Partners, L.P. and Subsidiaries
         Independent Auditors' Report.......................................F-2
         Consolidated Balance Sheets - July 31, 2002 and 2001...............F-3
         Consolidated Statements of Earnings - Years ended
             July 31, 2002, 2001 and 2000...................................F-4
         Consolidated Statements of Partners' Capital -
             Years ended July 31, 2002, 2001 and 2000...................... F-5
         Consolidated Statements of Cash Flows -
             Years ended July 31, 2002, (as restated)
             2001 (as restated) and 2000....................................F-6
         Notes to Consolidated Financial Statements.........................F-7


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

As discussed in Notes B(15) and F to the consolidated financial statements, the Partnership changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in fiscal 2002.

As discussed in Note R, the accompanying 2002 and 2001 consolidated statements of cash flows have been restated.




DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 12, 2002 (May 29, 2003 as to Notes E and R)


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

                             FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)



                                                                     For the year ended July 31,
                                                                  ---------------------------------
                                                                     2002       2001        2000
                                                                     (as        (as
                                                                  restated*)  restated*)
                                                                  ---------- ----------  ----------

Cash Flows From Operating Activities:
 Net earnings                                                       $59,959    $64,068       $ 860
 Reconciliation of net earnings to net cash provided
   by operating activities
  Depreciation and amortization                                      41,937     56,523      61,633
  Employee stock ownership plan compensation charge                   5,218      4,843       3,733
  Minority interest                                                     771        829         162
  Other                                                               4,295      7,555       2,759
  Changes in operating assets and liabilities, net of effects from business acquisitions:
    Accounts and notes receivable, net of securitization             19,614     (9,121)    (12,609)
    Inventories                                                      17,318     11,333     (25,423)
    Prepaid expenses and other current assets                         1,661     (2,071)       (731)
    Accounts payable                                                 (1,386)   (39,792)     10,418
    Accrued interest expense                                           (434)     1,157       6,594
    Other current liabilities                                         1,915      2,233       7,140
    Other liabilities                                                 2,057      2,302      (1,184)
  Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations            30,000    115,000           -
    Proceeds from collections reinvested in revolving
      period accounts receivable securitizations                    360,677    725,955           -
    Remittances of amounts collected as server of
      accounts receivable securitizations                          (421,677)  (809,955)          -
                                                                  ---------- ----------  ----------
      Net cash provided by operating activities                     121,925    130,859      53,352
                                                                  ---------- ----------  ----------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                         (6,294)    (4,668)     47,656
 Cash paid for acquisition transaction fees                             -          -       (15,893)
 Capital expenditures - technology initiative                       (23,114)      (100)        -
 Capital expenditures - other                                       (14,402)   (15,148)    (20,755)
 Proceeds from sale leaseback transaction                                 -          -      25,000
 Other                                                                4,240      1,652       5,743
                                                                  ---------- ----------  ----------
      Net cash provided by (used in) investing activities           (39,570)   (18,264)     41,751
                                                                  ---------- ----------  ----------

Cash Flows From Financing Activities:
 Distributions                                                      (84,075)   (69,125)    (63,247)
 Issuance of common units, net of issuance costs                          -     84,865           -
 Redemption of senior units                                            (777)   (83,464)          -
 Proceeds from issuance of debt                                           -      9,843     226,490
 Principal payments on debt                                          (3,069)   (26,205)   (276,111)
 Net reductions to short-term borrowings                                  -    (18,342)     (2,144)
 Cash paid for debt and lease financing costs                             -        (56)     (3,163)
 Minority interest activity                                            (994)      (848)      1,008
 Proceeds from exercise of common unit options                          939      1,718           -
 Cash contribution from general partner                                  16          -       1,768
 Other                                                                    -       (433)          -
                                                                  ---------- ----------  ----------
      Net cash used in financing activities                         (87,960)  (102,047)   (115,399)
                                                                  ---------- ----------  ----------

Increase (decrease) in cash and cash equivalents                     (5,605)    10,548     (20,296)
Cash and cash equivalents - beginning of year                        25,386     14,838      35,134
                                                                  ---------- ----------  ----------
Cash and cash equivalents - end of year                             $19,781    $25,386     $14,838
                                                                  ========== ==========  ==========

Cash paid for interest                                              $57,732    $57,893     $49,176
                                                                  ========== ==========  ==========

* See Note R to these consolidated financial statements.


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

     (in thousands)                                                            Intangible    Other
                                                                  Goodwill       Assets      Assets
                                                                  ---------    ----------   --------
     Balance as of July 31, 2001, net of accumulated
        amortization                                              $114,171      $116,747    $16,101
     Reclassified to goodwill                                       10,019        (8,221)    (1,798)
     Additions during the period                                         -         3,866          -
     Amortization expense                                                -       (14,022)         -
     Reduction of investment in unconsolidated
        subsidiary (see Note E)                                          -             -     (7,225)
     Other changes                                                       -          (200)    (3,654)
                                                                  ---------    ----------   --------
     Balance as of July 31, 2002                                  $124,190      $ 98,170    $ 3,424
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
                                           =========    =========    =========

R.   Restatement of Consolidated Statements of Cash Flows


     Subsequent to the issuance of the Partnership's consolidated financial statements for the year ended July 31, 2002, management of the Partnership determined that the Partnership's cash flows from the accounts receivable securitizations should be reflected gross in its consolidated statements of cash flows and be included within operating activities rather than a net presentation within investing activities. The Partnership had previously disclosed the gross activity within the notes to the consolidated financial statements. As a result, the Partnership's consolidated statement of cash flows for the years ended July 31, 2002 and 2001 have been restated to present the gross cash flow activities from the accounts receivable securitizations and within the correct cash flow activity. A summary of the significant effects of the restatement is as follows:

                                                                               For the year ended July 31,
                                                                           ------------------------------------
      (in thousands)                                                           2002               2001
                                                                           --------------     --------------

      Cash Flows From Operating Activities

      Net cash provided by operating activities, as previously reported      $152,925            $99,859

      Adjustment of cash flows related to accounts receivable securitizations

        Proceeds from new accounts receivable
           securitizations                                                     30,000            115,000

        Proceeds from collections reinvested in revolving
          period accounts receivable securitizations                          360,677            725,955

        Remittances of amounts collected as servicer of
          accounts receivable securitizations                                (421,677)          (809,955)
                                                                           --------------     --------------

      Net cash provided by operating activities, as restated                 $121,925           $130,859
                                                                           ==============     ==============

      Cash Flows From Investing Activities

      Net cash provided by (used in) investing activities, as previously
      reported                                                               $(70,570)           $12,736

      Adjustment of cash flows related to accounts receivable
      securitizations                                                          31,000            (31,000)
                                                                           --------------     --------------
      Net cash (used in) investing activities, as restated                   $(39,570)          $(18,264)
                                                                           ==============     ==============

S.   Quarterly Data (unaudited)

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

(in thousands, except per unit data)
Fiscal year ended July 31, 2002
                                         First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                         -------------     --------------     -------------     --------------
Revenues                                     $245,243           $355,738          $287,161           $146,654
Gross profit                                   95,296            179,147           152,521             74,395
Net earnings (loss)                           (13,502)            68,188            36,635            (31,362)
Net earnings (loss) per
  common unit - basic                           (0.45)              1.80              0.93              (0.94)
Net earnings (loss) per
  common unit - diluted                         (0.45)              1.80              0.93              (0.93)

Fiscal year ended July 31, 2001
                                         First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                         -------------     --------------     -------------     --------------
Revenues                                     $288,461           $641,817          $384,393           $153,999
Gross profit                                   92,141            234,150           152,801             59,461
Net earnings (loss)                           (17,565)            94,948            30,402            (43,717)
Net earnings (loss) per
  common unit - basic and
  diluted                                       (0.70)              2.85              0.81              (1.38)



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


Schedule II       Valuation and Qualifying Accounts for the
                  years ended July 31, 2002, 2001 and 2000.................S-6

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2002 and 2001, and for each of the three years in the period ended July 31, 2002 and have issued our report thereon, which included two explanatory paragraphs relating to a change in accounting principle and to the restatement described in Note R, dated September 12, 2002 (May 29, 2003 as to Notes E and R). Our audit also included the financial statement schedules listed in Item 15. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



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

