Form 10-Q/A
period 2003-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2003-06-06
CIK 922358, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended January 31, 2003

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 001-11331
                         333-06693


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

EXPLANATORY NOTE

     On March 12, 2003,  we filed with the  Securities  and Exchange  Commission
(SEC) our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003. This Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2003, is being filed to restate our condensed consolidated statements of cash flows related to our accounts receivable securitizations. This information was previously shown in the consolidated statements of cash flows on a net basis in the section "Cash Flows from Investing Activities" and is now shown on a gross basis in the section "Cash Flows from Operating Activities." This restatement necessitated the addition of a new Note N to our condensed consolidated financial statements to explain the restatement.

     It is important to note that this restated filing has no effect on our aggregate "Increase in cash and cash equivalents" for the six-months ended January 31, 2003 and 2002, but merely affect the allocation of our cash flows. Our aggregate "Increase in cash and cash equivalents" for the six-months ended January 31, 2003 and 2002 remain the same as initially disclosed in our Quarterly Report filed on March 12, 2003. Additionally, other than as stated above, this restatement has no impact on our previously reported condensed consolidated financial statements and accompanying notes for the six-months ended January 31, 2003 and 2002.

     The amendments being made pursuant to this Form 10-Q/A are as follows:

     o Item 1. "Financial Statements" has been revised to restate our condensed consolidated statements of cash flows.. See "Condensed Consolidated Statement of Cash Flows" and Note N of the accompanying condensed consolidated financial statements; and;

     o Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been revised to reflect the amendments made to Item 1 as follows:

          o "Liquidity and Capital Resources" - the first paragraph from our initial 10-Q has been modified;

          o "Liquidity and Capital Resources - Operating Activities" - the first paragraph from our initial 10-Q has been modified and a new second paragraph has been added;

          o "Liquidity and Capital Resources - Investing Activities" - the forth paragraph from our initial 10-Q has been deleted; and

     o Item 6. "Exhibits and Reports on Form 8-K" has been revised to include the certifications required by Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See Exhibits 99.1, 99.2, 99.3 and 99.4 hereto.

Except as described above, no other changes have been made to our Quarterly Report on Form 10-Q. For the convenience of the reader and as required under SEC rules, this Form 10-Q/A sets forth the complete text of Items 1, 2 and 6, rather than just the amended portions thereof. To preserve the nature and character of the disclosures set forth in these Items as originally filed, this Form 10-Q/A continues to speak as of March 12, 2002, and we have not updated the disclosures in this Form 10-Q/A to speak as of a later date or to reflect any events which occurred at a later date. For Items not modified herein, reference should be made to our Quarterly Report on Form 10-Q as filed with the SEC on March 12, 2003. The filing of this Form 10-Q/A is not an admission that our Quarterly Report on Form 10-Q, when made, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.

                                  Form 10-Q/A


                                Table of Contents                          Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Ferrellgas Partners, L.P. and Subsidiaries
                ------------------------------------------

                Condensed Consolidated Balance Sheets - January 31, 2003
                  and July 31, 2002 (unaudited)                              1

                Condensed Consolidated Statements of Earnings -
                 Three and six months ended January 31, 2003 and 2002
                 (unaudited)                                                 2

                Condensed Consolidated Statement of Partners' Capital -
                 Six months ended January 31, 2003 (unaudited)               3

                Condensed Consolidated Statements of Cash Flows -
                 Six months ended January 31, 2003
                 and 2002 (unaudited) (as restated)                          4

                Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                 5

                Ferrellgas Partners Finance Corp.
                ---------------------------------

                Condensed Balance Sheets - January 31, 2003 and
                    July 31, 2002 (unaudited)                               13

                Condensed Statements of Earnings -
                    Three and six months ended January 31, 2003 and 2002
                    (unaudited)                                             13

                Condensed Statements of Cash Flows -
                    Six months ended January 31, 2003 and 2002 (unaudited)  14

                Notes to Condensed Financial Statements (unaudited)         14

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                   15

                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                            24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                  (unaudited)

                                                                                             January 31,         July 31,
ASSETS                                                                                          2003              2002
---------------------------------------------------------------------                      ---------------   ---------------

Current Assets:
  Cash and cash equivalents                                                                      $ 26,245          $ 19,781
  Accounts and notes receivable, net                                                              113,199            74,274
  Inventories                                                                                      71,739            48,034
  Prepaid expenses and other current assets                                                         8,321            10,724
                                                                                           ---------------   ---------------
    Total Current Assets                                                                          219,504           152,813

Property, plant and equipment, net                                                                687,426           506,531
Goodwill                                                                                          124,190           124,190
Intangible assets, net                                                                            103,130            98,170
Other assets, net                                                                                  23,354             3,424
                                                                                           ---------------   ---------------
    Total Assets                                                                              $ 1,157,604         $ 885,128
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
                                                                                           ===============   ===============

         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
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
                                                     ================    ================       ================    ================



         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

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
                                ==========   ===========   ========   ==========   ===========   ==========   ========    =========


         See notes to these condensed consolidated financial statements

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  For the six months ended
                                                           -------------------------------------
                                                           January 31, 2003     January 31, 2002
                                                            (as restated*)       (as restated*)
                                                           ----------------     ----------------
Cash Flows From Operating Activities:
 Earnings before cumulative effect of change in
    accounting principle                                       $64,890              $54,686
 Adjustments to reconcile earnings before cumulative
    effect of change in accounting principle to net cash
    provided by operating activities:
  Early extinguishment of debt expense                           1,854                    -
  Depreciation and amortization expense                         20,156               22,219
  Employee stock ownership plan compensation charge              3,034                2,583
  Minority interest                                                822                  638
  Other                                                          4,968                  757
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                        (111,337)             (52,176)
    Inventories                                                (20,391)              13,812
    Prepaid expenses and other current assets                    1,285                  615
    Accounts payable                                            46,012               15,317
    Other current liabilities                                   (6,940)             (10,169)
    Other liabilities                                             (315)                 436
Accounts receivable securitization:
  Proceeds from new accounts receivable securitizations         60,000               10,000
  Proceeds from collections reinvested in revolving
    period accounts receivable securitizations                 303,837              307,827
  Remittances of amounts collected as servicer of
    accounts receivable securitizations                       (303,837)            (329,827)
                                                           ----------------     ----------------
      Net cash provided by operating activities                 64,038               36,718
                                                           ----------------     ----------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                   (34,120)              (6,536)
 Capital expenditures - tank lease buyout                     (155,600)                   -
 Capital expenditures - technology initiative                  (10,993)              (6,100)
 Capital expenditures - other                                   (7,509)              (9,940)
 Other                                                           1,516                2,088
                                                           ----------------     ----------------
      Net cash used in investing activities                   (206,706)             (20,488)
                                                           ----------------     ----------------

Cash Flows From Financing Activities:
 Distributions                                                 (42,129)             (41,992)
 Proceeds from issuance of debt                                359,715               30,107
 Principal payments on debt                                   (161,559)             (11,655)
 Net additions to short-term borrowings                              -                8,135
 Cash paid for financing costs                                  (7,001)                   -
 Minority interest activity                                         97                 (481)
 Proceeds from exercise of common unit options                   1,576                  649
 Redemption of senior units                                     (1,567)                   -
 Cash contribution from general partner                              -                   23
                                                           ----------------     ----------------
      Net cash provided by (used in) financing activities      149,132              (15,214)
                                                           ----------------     ----------------

Increase in cash and cash equivalents                          $ 6,464              $ 1,016
Cash and cash equivalents - beginning of period                 19,781               25,386
                                                           ----------------     ----------------
Cash and cash equivalents - end of period                      $26,245              $26,402
                                                           ===============      ================

Cash paid for interest                                         $28,551              $29,038
                                                           ===============      ================


       * See Note N to these condensed consolidated financial statements.

         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                  (Dollars in thousands, except per unit data)
                                   (unaudited)


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

     The condensed consolidated financial statements of Ferrellgas Partners and subsidiaries reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included in Ferrellgas Partners' Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended July 31, 2002.

B.   Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for product liability and other claims.

C.   Reclassifications

     Certain reclassifications have been made to the three and six months ended January 31, 2002 condensed consolidated financial statements to conform to the six months ended January 31, 2003 condensed consolidated financial statements presentation.

D.   Nature of operations

     Ferrellgas is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three and six months ended January 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year.

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
     Less:  current portion, included in other current
       liabilities on the condensed consolidated
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

     On December 10, 2002, Ferrellgas refinanced its $157.0 million bank credit facility with a $307.5 million amended bank credit facility, using $155.6 million of the funds available to purchase propane tanks and related assets that were previously leased, plus a $1.2 million payment of related accrued lease expense. The remaining portion of the amended bank credit facility is available for working capital, acquisition, capital expenditure and general partnership purposes and will terminate on April 28, 2006, unless extended or renewed. As of January 31, 2003, Ferrellgas had borrowings of $140.0 million, at a weighted average interest rate of 3.64%, under this amended bank credit facility. As of January 31, 2003, Ferrellgas believes that it has met all the required quarterly financial tests and covenants.

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

H.   Guarantees

     Financial Accounting Standards Board (FASB) Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. As of January 31, 2003, the only material guarantees that Ferrellgas had outstanding were associated with residual value guarantees of operating leases. These operating leases are related to transportation equipment with remaining lease periods scheduled to expire over the next seven fiscal years. Upon completion of the lease period, Ferrellgas guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or Ferrellgas will pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $30 thousand as of January 31, 2003. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $16.6 million.

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

K.   Earnings Per Common Unit

     Below is a calculation of the basic and diluted earnings per common unit in the condensed consolidated statements of earnings for the periods indicated. For diluted earnings per common unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic and diluted earnings per common unit, the distributions on senior units are subtracted from net earnings to compute net earnings available to common unitholders.

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

     The results of operations of all acquisitions have been included in the condensed consolidated financial statements from their dates of acquisition. The pro forma effect of these transactions was not material to the results of operations.

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

     FASB Financial Interpretation No. 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. Ferrellgas implemented this interpretation beginning in the three months ended January 31, 2003. The implementation resulted in the recognition of a liability of $30 thousand, and a related prepaid asset of $30 thousand, both of which will be amortized over the life of the guarantees. See Note H for further discussion about these guarantees.

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

N.   Restatement of Condensed Consolidated Statements of Cash Flows


     Subsequent to the issuance of the Partnership's condensed consolidated financial statements for the six months ended January 31, 2003, management of the Partnership determined that the cash flows from the partnership's accounts receivable securitizations should be reflected gross in its consolidated statements of cash flows and be included within operating activities rather than a net presentation within investing activities. As a result, the Partnership's condensed consolidated statements of cash flows for the six months ended January 31, 2003 and 2002 have been restated to present the gross cash flow activities from the accounts receivable securitizations and within the correct cash flow activity. A summary of the significant effects of the restatement is as follows:

                                                                  For the six months ended
                                                            --------------------------------------
                                                              January 31,          January 31,
                                                                  2003                 2002
                                                            -----------------     ----------------

      Cash Flows From Operating Activities

      Net cash provided by operating activities, as
        previously reported                                      $4,038              $48,718

      Adjustment of cash flows related to accounts receivable securitizations:

        Proceeds from new accounts receivable
           securitizations                                       60,000               10,000


        Proceeds from collections reinvested in
           revolving period accounts receivable
           securitizations                                      303,837              307,827


        Remittances of amounts collected as servicer
          of accounts receivable securitizations
                                                               (303,837)            (329,827)
                                                            -----------------     ----------------
      Net cash provided by operating activities, as
        restated                                                $64,038              $36,718
                                                            =================     ================
      Cash Flows From Investing Activities

      Net cash used in investing activities, as
        previously reported                                   $(146,706)            $(32,488)

      Adjustment of cash flows related to accounts
        receivable securitizations:                             (60,000)              12,000
                                                            -----------------     ----------------
      Net cash used in investing activities, as restated      $(206,706)            $(20,488)
                                                            =================     ================

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                            CONDENSED BALANCE SHEETS
                              (Amounts in dollars)
                                   (unaudited)

                                                              January 31,           July 31,
ASSETS                                                           2003                 2002
-----------------------------------------------          ------------------   -------------------
Cash                                                            $1,000               $1,000
                                                         ------------------   -------------------
Total Assets                                                    $1,000               $1,000
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
                                                         ==================   ===================


                        CONDENSED STATEMENTS OF EARNINGS
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

               See notes to these condensed financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Amounts in dollars)

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
                                                             ==================       ===================

                    See notes to these financial statements.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2003
                                   (unaudited)

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

     The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     As discussed in Note N to the condensed consolidated financial statements, we have restated our condensed consolidated statements of cash flows for the six months ended January 31, 2003 and 2002. The Management Discussion and Analysis for Operating Activities and for Investing Activities give effect to this restatement.

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

Operating Activities

     Cash provided by operating activities was $64.0 million for the six months ended January 31, 2003, compared to cash provided by operating activities of $36.7 million for the prior fiscal year period. This increase in cash provided by operating activities is primarily increased utilization of the accounts receivable securitization facility, partially offset by the effect of higher wholesale cost of product, the timing of collections of accounts receivable and the timing of purchases of inventory.

     Accounts Receivable Securitization

     At January 31, 2003, $60.0 million had been funded from our accounts receivable securitization facility. This funding resulted from our increased liquidity needs caused primarily by the seasonal increase in accounts receivable outstanding and in propane inventory levels. We renewed this facility effective September 24, 2002, for a 364-day commitment with Banc One, N.A. In accordance with SFAS No. 140, this transaction is reflected on our condensed consolidated financial statements as a sale of accounts receivable and an investment in an unconsolidated subsidiary. See Note E to our consolidated financial statements for further discussion about this facility.

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

     We lease property, computer equipment, propane tanks, light and medium duty trucks, tractors and trailers. We believe leasing is a cost-effective method for meeting our equipment needs. On December 10, 2003, we purchased $155.6 million of equipment whose lease terms would have expired in June 2003. See "Financing Activities" and Note F to our condensed consolidated financial statements for discussions about the financing of the equipment lease buyouts.


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

See Note F in the footnotes to our condensed consolidated financial statements for further discussion of the maturity dates and interest rates related to our long-term debt.

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

     Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International Limited in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During the six months ended January 31, 2003, we recognized net receipts from purchases, sales and commodity derivative transactions of $0.2 million. These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold on our condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International Limited at January 31, 2003.

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

     Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $16.6 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements. See Note H to our condensed consolidated financial statements for further discussion of Financial Accounting Standards Board Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q/A. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

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



                                         FERRELLGAS PARTNERS FINANCE CORP.


Date:    June 6, 2003                    By  /s/ Kevin T. Kelly
                                             -----------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

                                 CERTIFICATIONS
                            FERRELLGAS PARTNERS, L.P.

I, James E. Ferrell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Ferrellgas Partners, L.P.;

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


Date: June 6, 2003

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

                                 CERTIFICATIONS
                            FERRELLGAS PARTNERS, L.P.


I, Kevin T. Kelly, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Ferrellgas Partners, L.P.;

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


Date: June 6, 2003

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

                                 CERTIFICATIONS
                        FERRELLGAS PARTNERS FINANCE CORP.

I, James E. Ferrell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Ferrellgas Partners Finance Corp.;

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


Date: June 6, 2003

                                           /s/ James E. Ferrell
                                           -------------------------------------
                                           James E. Ferrell
                                           President and Chief Executive Officer

                                 CERTIFICATIONS
                        FERRELLGAS PARTNERS FINANCE CORP.


I, Kevin T. Kelly, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Ferrellgas Partners Finance Corp.;

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


Date: June 6, 2003

                               /s/ Kevin T. Kelly
                               -------------------------------------------------
                               Kevin T. Kelly
                               Senior Vice President and Chief Financial Officer