Form 10-Q
period 2003-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2003-06-13
CIK 922358, 922359, 922360, 1012493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 001-11331
                         333-06693-02
                         000-50182
                         000-50183


                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.
                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.

           (Exact name of registrants as specified in their charters)


          Delaware                                         43-1698480
          Delaware                                         43-1742520
          Delaware                                         43-1698481
          Delaware                                         14-1866671
--------------------------------               --------------------------------
(States or other jurisdictions of                      (I.R.S. Employer
 incorporation or organization)                      Identification Nos.)


                   One Liberty Plaza, Liberty, Missouri 64068
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. Yes [ X ] No [ ]
Ferrellgas, L.P. and Ferrellgas Finance Corp.                    Yes[ ] No [ X ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P.                                       Yes [ X ] No [ ]

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and
Ferrellgas Finance Corp.                                        Yes [ ] No [ X ]

At May 30, 2003, the registrants had common units or shares outstanding as follows:

        Ferrellgas Partners, L.P.             36,237,303            Common Units
        Ferrellgas Partners Finance Corp.          1,000            Common Stock
        Ferrellgas, L.P.                             n/a                     n/a
        Ferrellgas Finance Corp.                   1,000            Common Stock

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
                        FERRELLGAS PARTNERS FINANCE CORP.
                        FERRELLGAS, L.P. AND SUBSIDIARIES
                            FERRELLGAS FINANCE CORP.


                                Table of Contents
                                                                           Page
                                                                          ------
                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Ferrellgas Partners, L.P. and Subsidiaries

                Condensed Consolidated Balance Sheets - April 30, 2003
                    and July 31, 2002 (unaudited)                           1

                Condensed Consolidated Statements of Earnings -
                    Three and nine months ended April 30, 2003 and 2002
                    (unaudited)                                             2

                Condensed Consolidated Statement of Partners' Capital -
                     Nine months ended April 30, 2003 (unaudited)           3

                Condensed Consolidated Statements of Cash Flows -
                     Nine months ended April 30, 2003 and 2002
                     (unaudited) (as restated)                              4

                Notes to Condensed Consolidated Financial Statements
                     (unaudited)                                            5

                Ferrellgas Partners Finance Corp.

                Condensed Balance Sheets - April 30, 2003
                     and July 31, 2002 (unaudited)                         17

                Condensed Statements of Earnings -
                    Three and nine months ended April 30, 2003
                     and 2002 (unaudited)                                  17

                Condensed Statements of Cash Flows -
                    Nine months ended April 30, 2003
                     and 2002 (unaudited)                                  18

                Notes to Condensed Financial Statements (unaudited)        18

                Ferrellgas, L.P. and Subsidiaries

                Condensed Consolidated Balance Sheets - April 30, 2003
                    and July 31, 2002 (unaudited)                          19

                Condensed Consolidated Statements of Earnings -
                    Three and nine months ended April 30, 2003 and 2002
                    (unaudited)                                            20

                Condensed Consolidated Statement of Partners' Capital -
                     Nine months ended April 30, 2003 (unaudited)          21

                Condensed Consolidated Statements of Cash Flows -
                     Nine months ended April 30, 2003 and 2002
                     (unaudited)                                           22

                Notes to Condensed Consolidated Financial Statements
                    (unaudited)                                            23

                Ferrellgas Finance Corp.

                Condensed Balance Sheets - April 30, 2003
                     and January 24, 2003 (unaudited)                      32

                Condensed Statements of Earnings -
                    Three months ended and from inception to
                     April 30, 2003 (unaudited)                            32

                Condensed Statement of Cash Flows -
                    From inception to April 30, 2003 (unaudited)           33

                Notes to Condensed Financial Statements (unaudited)        33

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                        34

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                44

ITEM 4.         CONTROLS AND PROCEDURES                                    45

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                          46

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                  46

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                            46

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        46

ITEM 5.         OTHER INFORMATION                                          46

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                           47

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                   April 30,          July 31,
ASSETS                                                               2003              2002
------------------------------------------------------------    ---------------   ---------------

Current Assets:
  Cash and cash equivalents                                         $ 14,104          $ 19,781
  Accounts and notes receivable, net                                  85,015            74,274
  Inventories                                                         48,949            48,034
  Prepaid expenses and other current assets                            7,763            10,724
                                                                ---------------   ---------------
    Total Current Assets                                             155,831           152,813

Property, plant and equipment, net                                   684,126           506,531
Goodwill                                                             124,190           124,190
Intangible assets, net                                                99,908            98,170
Other assets, net                                                      8,900             3,424
                                                                ---------------   ---------------
    Total Assets                                                 $ 1,072,955         $ 885,128
                                                                ===============   ===============



LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                  $ 50,521          $ 54,316
  Other current liabilities                                           83,367            89,061
                                                                ---------------   ---------------
    Total Current Liabilities                                        133,888           143,377

Long-term debt                                                       853,327           703,858
Other liabilities                                                     17,701            14,861
Contingencies and commitments (Note L)                                     -                 -
Minority interest                                                      3,050             1,871

Partners' Capital:
 Senior unitholder (2,743,020 and 2,782,211 units
   outstanding at April 30, 2003 and July 31, 2002,
   respectively - liquidation amount $109,721 and $111,288 at
   April 30, 2003 and July 31, 2002, respectively)                   109,721           111,288
 Common unitholders (36,213,803 and 36,081,203 units outstanding
   at April 30, 2003 and July 31, 2002, respectively)                 16,552           (28,320)
 General partner unitholder (393,510 and 392,556 units outstanding
   at April 30, 2003 and July 31, 2002, respectively)                (58,664)          (59,035)
 Accumulated other comprehensive loss                                 (2,620)           (2,772)
                                                                ---------------   ---------------
    Total Partners' Capital                                           64,989            21,161
                                                                ---------------   ---------------
    Total Liabilities and Partners' Capital                      $ 1,072,955         $ 885,128
                                                                ===============   ===============

         See notes to these condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)

                                                         For the three months ended           For the nine months ended
                                                       --------------------------------    --------------------------------
                                                       April 30, 2003    April 30, 2002    April 30, 2003    April 30, 2002
                                                       --------------    --------------    ---------------   --------------
Revenues:
  Propane and other gas liquids sales                    $ 351,338         $ 269,825          $ 985,539        $ 825,239
  Other                                                     18,027            17,336             64,606           62,903
                                                       --------------    --------------    ---------------   --------------
    Total revenues                                         369,365           287,161          1,050,145          888,142

Cost of product sold (exclusive of
  depreciation, shown with amortization below)             207,934           134,640            586,324          461,178
                                                       --------------    --------------    ---------------   --------------

Gross profit                                               161,431           152,521            463,821          426,964

Operating expense                                           79,121            74,686            227,226          212,186
Depreciation and amortization expense                       10,563            10,625             30,719           32,844
General and administrative expense                           7,202             8,117             21,863           21,574
Equipment lease expense                                      4,990             5,825             16,510           18,456
Employee stock ownership plan compensation charge            1,619             1,273              4,653            3,856
Loss on disposal of assets and other                         1,985               552              3,781            1,830
                                                       --------------    --------------    ---------------   --------------

Operating income                                            55,951            51,443            159,069          136,218
Interest expense                                           (16,548)          (14,717)           (47,328)         (45,039)
Interest income                                                424               323                850            1,194
Early extinguishment of debt expense                             -                 -             (7,052)               -
                                                       --------------    --------------    ---------------   --------------

Earnings before minority interest and cumulative
   effect of change in accounting principle                 39,827            37,049            105,539           92,373

Minority interest                                              454               414              1,276            1,052
                                                       --------------    --------------    ---------------   --------------

Earnings before cumulative effect of change in
   accounting principle                                     39,373            36,635            104,263           91,321

Cumulative effect of change in accounting principle,
   net of minority interest of $28                               -                 -             (2,754)               -
                                                       --------------    --------------    ---------------   --------------

Net earnings                                                39,373            36,635            101,509           91,321

Distribution to senior unitholder                            2,775             2,786              8,300            8,390
Net earnings available to general partner unitholder           366               338                932              829
                                                       --------------    --------------    ---------------   --------------
Net earnings available to common unitholders               $36,232           $33,511            $92,277          $82,102
                                                       ==============    ==============    ===============   ==============

Basic and diluted earnings per common unit:
Net earnings available to common unitholders before
  cumulative effect of change in accounting principle         $ 1.00            $ 0.93             $ 2.62           $ 2.28
Cumulative effect of change in accounting principle                -                 -              (0.07)               -
                                                       --------------    --------------    ---------------   --------------
Net earnings available to common unitholders                  $ 1.00            $ 0.93             $ 2.55           $ 2.28
                                                       ==============    ==============    ===============   ==============

        See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                        Number of units                                                    Accumulated
                             ------------------------------------                                            other
                                                         General                               General       compre-      Total
                               Senior       Common       partner     Senior       Common       partner       hensive     partners'
                             unitholder   unitholders  unitholder  unitholder   unitholders   unitholder      loss        capital
                             ----------   -----------  ----------  ----------   -----------   ----------    ---------    ---------
August 1, 2002                 2,782.2     36,081.2      392.6      $111,288    $ (28,320)    $ (59,035)    $ (2,772)     $21,161

 Contribution in
  connection with
  ESOP compensation charge           -            -          -             -        4,561            45            -        4,606

 Common unit cash distribution       -            -          -             -      (54,204)         (548)           -      (54,752)

 Senior unit cash and
  accrued distribution               -            -          -             -       (8,218)         (166)           -       (8,384)

 Redemption of senior units      (39.2)           -       (0.4)       (1,567)           -             -            -       (1,567)

 Common unit options exercised       -        132.6        1.3             -        2,241            23            -        2,264

 Comprehensive income:
    Net earnings                     -            -          -             -      100,492         1,017            -      101,509
    Other comprehensive income:
       Risk management fair value
        adjustment                   -            -          -             -            -             -          152          152
                                                                                                                       -----------
 Comprehensive income                                                                                                     101,661

                             ----------   ----------    -------    ----------   -----------   ----------    ---------    ---------
April 30, 2003                 2,743.0     36,213.8      393.5      $109,721    $  16,552     $ (58,664)    $ (2,620)     $64,989
                             ==========   ==========    =======    ==========   ===========   ==========    =========    =========


         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           For the nine months ended
                                                        -------------------------------
                                                        April 30, 2003   April 30, 2002
                                                        --------------   --------------
                                                                          (restated*)
Cash Flows From Operating Activities:
 Net earnings                                              $101,509         $91,321
 Adjustments to reconcile net earnings to net cash
    provided by operating activities:
  Cumulative effect of change in accounting principle         2,754               -
  Early extinguishment of debt expense                        1,854               -
  Depreciation and amortization expense                      30,719          32,844
  Employee stock ownership plan compensation charge           4,653           3,856
  Minority interest                                           1,276           1,052
  Other                                                       8,057           1,806
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                      (60,276)        (15,501)
    Inventories                                               2,984          23,628
    Prepaid expenses and other current assets                 2,170           3,175
    Accounts payable                                         (3,775)         (5,121)
    Other current liabilities                                (6,740)        (10,086)
    Other liabilities                                          (381)            566
  Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations    60,000          30,000
    Proceeds from collections reinvested in revolving
      period accounts receivable securitizations            505,065         360,677
    Remittances of amounts collected as servicer of
      accounts receivable securitizations                  (515,065)       (421,677)
                                                        --------------   --------------
      Net cash provided by operating activities             134,804          96,540
                                                        --------------   --------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                (36,329)         (6,376)
 Capital expenditures - tank lease buyout                  (155,600)              -
 Capital expenditures - technology initiative               (18,517)        (19,733)
 Capital expenditures - other                               (11,087)         (9,136)
 Other                                                        1,691           2,611
                                                        --------------   --------------
      Net cash used in investing activities                (219,842)        (32,634)
                                                        --------------   --------------

Cash Flows From Financing Activities:
 Distributions                                              (63,176)        (63,044)
 Proceeds from issuance of debt                             359,715               -
 Principal payments on debt                                (210,662)         (1,715)
 Cash paid for financing costs                               (7,093)              -
 Minority interest activity                                    (116)           (704)
 Proceeds from exercise of common unit options                2,241             821
 Redemption of senior units                                  (1,567)           (777)
 Cash contribution from general partner                          19              26
                                                        --------------   --------------
      Net cash provided by (used in) financing
       activities                                            79,361         (65,393)
                                                        --------------   --------------

Decrease in cash and cash equivalents                      $ (5,677)       $ (1,487)
Cash and cash equivalents - beginning of period              19,781          25,386
                                                        --------------   --------------
Cash and cash equivalents - end of period                   $14,104         $23,899
                                                        ==============   ==============

Cash paid for interest                                      $49,833         $49,900
                                                        ==============   ==============

* See Note R to these condensed consolidated financial statements.

         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                  (Dollars in thousands, except per unit data)
                                   (unaudited)


A.   Organization

     Ferrellgas Partners, L.P. is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and Ferrellgas, L.P. Ferrellgas Partners, L.P. owns an approximate 99% limited partner interest in Ferrellgas, L.P. and a 100% equity interest in Ferrellgas Partners Finance Corp. No operations are conducted by or through Ferrellgas Partners Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners, L.P. Ferrellgas, L.P. is the only operating subsidiary of Ferrellgas Partners, L.P.

     References to Ferrellgas, unless otherwise indicated, refer to Ferrellgas Partners, L.P. and its subsidiaries, including Ferrellgas, L.P., on a consolidated basis. The general partner of both Ferrellgas Partners and Ferrellgas, L.P. is Ferrellgas, Inc., which owns an effective 2% general partner interest in Ferrellgas on a combined basis.

     The condensed consolidated financial statements of Ferrellgas reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included in Ferrellgas Partners L.P.'s Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended July 31, 2002.

B.   Accounting for Stock-Based Compensation

     Ferrellgas accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under Statement of Financial Accounting Standards (SFAS) No. 123, Ferrellgas' net income and earnings per unit would have been adjusted as noted in the table below:

                                             For the three months ended           For the nine months ended
                                                      April 30,                           April 30,
                                            ------------------------------      -----------------------------
                                                2003              2002              2003              2002
                                            ------------      ------------      ------------      -----------
     Net earnings available to   common
        unitholders, as reported               $36,232           $33,511           $92,277           $82,102

      Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards                                  (8)               (1)              (56)               (1)
                                            ------------      ------------      ------------      -----------

      Pro forma net earnings available to
        common unitholders                     $36,224           $33,510           $92,221           $82,101
                                            =============    =============    =============    =============

      Earnings per common unit:
      Basic and diluted -  before
        cumulative effect of change in
        accounting principle, as reported      $1.00            $0.93            $2.62            $2.28
                                               =====            =====            =====            =====

       Basic and diluted, as reported          $1.00            $0.93            $2.55            $2.28
                                               =====            =====            =====            =====

       Basic and diluted -  before
        cumulative effect of change in
        accounting principle, pro forma        $1.00            $0.93            $2.62            $2.28
                                               =====            =====            =====            =====

      Basic and diluted, pro forma             $1.00            $0.93            $2.55            $2.28
                                               =====            =====            =====            =====


C.   Accounting Estimates

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

D.   Reclassifications

     Certain reclassifications have been made to the nine months ended April 30, 2002 condensed consolidated financial statements to conform to the nine months ended April 30, 2003 condensed consolidated financial statements presentation.

E.   Nature of Operations

     Ferrellgas is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three and nine months ended April 30, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year.

F.   Cash and Cash Equivalents and Non-Cash Activities

     For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to business combinations and are disclosed in Note O - Business Combinations.

G.   Accounts Receivable Securitization

     At April 30, 2003, $50.0 million had been funded from Ferrellgas' accounts receivable securitization facility. Ferrellgas renewed this facility effective September 24, 2002, for a 364-day commitment with Banc One, N.A. In accordance with SFAS No. 140, this transaction is reflected on the condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable. The retained interest is classified on the balance sheet within "Accounts and notes receivable, net".

H.   Supplemental Balance Sheet and Statement of Earnings Information

     Inventories consist of:
                                                  April 30,         July 31,
                                                   2003               2002
                                               -------------      -------------
        Propane gas and related products          $30,372            $29,169
        Appliances, parts and supplies             18,577             18,865
                                               -------------      -------------
                                                  $48,949            $48,034
                                               =============      =============

     In addition to inventories on hand, Ferrellgas enters into contracts to buy and sell product, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 2003, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 37.2 million gallons of propane at a fixed price.

     Property, plant and equipment, net consist of:
                                                  April 30,          July 31,
                                                   2003               2002
                                               -------------      -------------
        Property, plant and equipment             $997,398           $810,416
        Less:  accumulated depreciation            313,272            303,885
                                               -------------      -------------
                                                  $684,126           $506,531
                                               =============      =============

     On December 10, 2002, Ferrellgas purchased propane tanks and related assets for $155.6 million that it previously leased. See Note I - Long-Term Debt - for a discussion regarding the funding of this purchase.

     Intangible assets consist of:
                                                   April 30, 2003                               July 31, 2002
                                     ------------------------------------------  ------------------------------------------
                                        Gross                                       Gross
                                       Carrying      Accumulated                   Carrying      Accumulated
                                        Amount      Amortization        Net         Amount      Amortization       Net
                                     ------------ ---------------- ------------  ------------ ---------------- ------------
        Customer lists                 $217,583       $(131,337)      $86,246      $208,662       $(124,860)      $83,802
        Non-compete agreements           65,355         (51,693)       13,662        62,893         (48,525)       14,368
                                     ------------ ---------------- ------------  ------------ ---------------- ------------
                                       $282,938       $(183,030)      $99,908      $271,555       $(173,385)      $98,170
                                     ============ ================ ============  ============ ================ ============

                                                   For the three months ended      For the nine months ended
                                                            April 30,                       April 30,
                                                 ------------------------------- -------------------------------
                                                      2003             2002           2003             2002
                                                 --------------   -------------- --------------   --------------
        Aggregate amortization expense               $3,341           $3,002         $9,645          $10,984

     Estimated amortization expense:

       For the year ended July 31,
       2003                                                                                        $12,275
       2004                                                                                         11,742
       2005                                                                                         11,570
       2006                                                                                         10,691
       2007                                                                                         10,051

   Loss on disposal of assets and other consists of:

                                                   For the three months ended      For the nine months ended
                                                            April 30,                      April 30,
                                                 ------------------------------  -----------------------------
                                                     2003              2002          2003             2002
                                                 ------------      ------------  ------------     ------------
   Loss on disposal of assets                       $1,594            $592          $2,380           $1,161
   Loss on transfer of accounts receivable
      related to the accounts receivable
      securitizations                                  760             361           2,134            1,954
   Service income related to the accounts
      receivable securitizations                      (369)           (401)           (733)          (1,285)
                                                 ------------      ------------  ------------     ------------
                                                    $1,985            $552          $3,781           $1,830
                                                 ============      ============  ============     ============



Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

                                                   For the three months ended      For the nine months ended
                                                            April 30,                      April 30,
                                                 ------------------------------  -----------------------------
                                                     2003              2002          2003             2002
                                                 ------------      ------------  ------------     ------------
   Operating expenses                              $ 33,750          $ 33,362      $100,820         $ 97,483
   Depreciation and amortization expense              1,168             1,531         4,345            4,820
   Equipment lease expense                            3,039             3,910         8,971            9,624
                                                 ------------      ------------  ------------     ------------
                                                   $ 37,957          $ 38,803      $114,136         $111,927
                                                 ============      ============  ============     ============

I.   Long-Term Debt

     Long-term debt consists of:

                                                                              April 30,        July 31,
                                                                                2003             2002
                                                                           ---------------  --------------
     Senior notes
       Fixed rate, 7.16%, due 2005-2013                                       $350,000         $350,000
       Fixed rate, 8.75%, due 2012                                             219,614                -
       Fixed rate, 9.375%, due 2006                                                  -          160,000
       Fixed rate, 8.8%, due 2006-2009                                         184,000          184,000

     Credit agreement, variable interest rates, expiring 2006                   91,100                -

       Notes payable, 7.6% weighted average interest rate each year,
       due 2003 to 2011                                                         11,131           12,177
                                                                           ---------------  --------------
                                                                               855,845          706,177
     Less:  current portion, included in other current liabilities on
       the condensed consolidated balance sheets                                 2,518            2,319
                                                                           ---------------  --------------
                                                                              $853,327         $703,858
                                                                           ===============  ==============

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

     On December 18, 2002, Ferrellgas issued $48.0 million of 8.75% senior notes due 2012, the proceeds of which were used to reduce borrowings under its bank credit facility, to provide increased availability of funds for working capital, acquisition, capital expenditure and for general partnership purposes. The $48.0 million senior notes were issued with a debt premium of $1.7 million that will be amortized to interest expense through 2012.

     Interest on the 8.75% senior notes due 2012 is payable semi-annually in arrears on June 15 and December 15. Interest on the $170.0 million 8.75% senior notes commenced on December 15, 2002 and interest on the $48.0 million 8.75% senior notes will commence on June 15, 2003. These notes are unsecured and are not redeemable before June 15, 2007, except in specific circumstances, as described in the governing indenture.

     On December 10, 2002, Ferrellgas refinanced its $157.0 million bank credit facility with a $307.5 million amended bank credit facility, using $155.6 million of the funds available thereunder to purchase propane tanks and related assets that it previously leased, plus making a $1.2 million payment of related accrued lease expense. The remaining portion of the amended bank credit facility is available for working capital, acquisition, capital expenditure and general partnership purposes and will terminate on April 28, 2006, unless extended or renewed. As of April 30, 2003, Ferrellgas had borrowings of $91.1 million, at a weighted average interest rate of 3.72%, under this amended bank credit facility. As of April 30, 2003, Ferrellgas believes that it has met all the required quarterly financial tests and covenants.

     All borrowings under the amended bank credit facility bear interest, at Ferrellgas' option, at a rate equal to either:

     o the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of April 30, 2003, the federal funds rate and Bank of America's prime rate were 1.31% and 4.25%, respectively); or

     o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of April 30, 2003, the one-month Eurodollar Rate was 1.26%).

          The scheduled annual principal payments on long-term debt as of April 30, 2003, are as follows:

                                                              Scheduled annual
                                                             principal payments
             For the year ending July 31,                   --------------------
               Payments remaining in 2003                         $ 1,379
               2004                                                 2,134
               2005                                                 2,299
               2006                                               202,413
               2007                                                59,039
               Thereafter                                         586,967

J.  Asset Retirement Obligations

     SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas adopted SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the three months ended October 31, 2002, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. Ferrellgas believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows. These obligations relate primarily to the estimated future expenditures required to retire Ferrellgas' underground storage facilities. The remaining period until these facilities will require closure and remediation expenditures is approximately 50 years. The following table presents a reconciliation of the beginning and ending carrying amounts of the asset retirement obligation:

                                                                 Nine months
                                                                    ended
                                                                April 30, 2003
                                                               ----------------
     Asset retirement obligation as of August 1, 2002              $3,073
     Add: Accretion                                                   149
                                                               ----------------
     Asset retirement obligation as of April 30, 2003              $3,222
                                                               ================

     The related asset carried for the purpose of settling the asset retirement obligation is $0.3 million as of April 30, 2003, and is not a legally restricted asset. Assuming retroactive application of the change in accounting principle as of August 1, 2001, there would be no material change in the pro forma net earnings for the nine months ended April 30, 2002. Other liabilities, assuming retroactive application of the change in accounting principle as of August 1, 2001 and July 31, 2002, would have increased $2.9 million and $3.1 million, respectively.

K.   Guarantees

     Financial Accounting Standards Board (FASB) Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. As of April 30, 2003, the only material guarantees that Ferrellgas had outstanding were associated with residual value guarantees of operating leases. These operating leases are related to transportation equipment with remaining lease periods scheduled to expire over the next seven fiscal years. Upon completion of the lease period, Ferrellgas guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or Ferrellgas will pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $30 thousand as of April 30, 2003. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $16.6 million.

L.   Contingencies

     Ferrellgas is threatened with or named as a defendant in various claims and lawsuits arising in the ordinary course of business that, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that would reasonably be expected to have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas. Currently, Ferrellgas is not a party to any legal proceedings other that various claims and lawsuits arising in the ordinary course of business.

M.   Distributions

     On September 13, 2002, December 13, 2002 and March 14, 2003, Ferrellgas paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended July 31, 2002, October 31, 2002, and January 31, 2003. On May 19, 2003, Ferrellgas declared cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended April 30, 2003, that was paid on June 13, 2003.

N.   Earnings Per Common Unit

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

                                                       Three months ended April 30,     Nine months ended April 30,
                                                      ------------------------------   -----------------------------
                                                          2003             2002             2003              2002
                                                      -------------    -------------    -------------    -------------
     Net earnings available to common
        unitholders before cumulative
        effect of change in accounting
        principle                                       $36,232          $33,511          $95,003          $82,102

     Cumulative effect of change in
        accounting principle, net of
        minority interest and general partner
        interest of $56                                       -               -            (2,726)               -
                                                      --------------   -------------    -------------    -------------

     Net earnings available to common
        unitholders                                     $36,232          $33,511          $92,277          $82,102
                                                      ==============   =============    =============    =============

     -----------------------------------------------------------------------------------------------------------------
     Weighted average common units
        outstanding                                    36,197.3         36,072.0         36,142.5         36,003.3


     Dilutive securities                                  104.2             67.8             68.1             67.8
                                                      --------------   -------------    -------------    -------------

     Weighted average common units outstanding
       plus dilutive securities                        36,301.5         36,139.8         36,210.6         36,071.1

     -----------------------------------------------------------------------------------------------------------------
     Basic and diluted earnings per common
        unit:
     Net earnings available to common
       unitholders before cumulative
       effect of change in accounting
       principle                                          $1.00            $0.93            $2.62            $2.28

     Cumulative effect of change in
        accounting principle, net of
        minority interest and general partner
        interest of $56                                       -                -            (0.07)               -
                                                      --------------   -------------    -------------    -------------

     Net earnings available to common
       unitholders                                        $1.00            $0.93            $2.55            $2.28
                                                      ==============   =============    =============    =============

     -----------------------------------------------------------------------------------------------------------------

O.   Business Combinations

     During the nine months ended April 30, 2003, Ferrellgas acquired the following retail propane businesses with an aggregate value at $45.9 million:

     o    ProAm,  Inc., based primarily in Georgia and Texas,  acquired December
          2002;

     o a branch of Cenex Propane Partners Co., based in Iowa, acquired November 2002; and

     o    Northstar Propane, based in Nevada, acquired November 2002.

     These purchases were primarily funded by $36.3 million of cash payments and the issuance of a $10.0 million non-interest bearing note due in December 2003.

     The $45.9 million aggregate value of these three retail propane businesses was preliminarily allocated as follows: $26.2 million for fixed assets such as customer tanks, buildings and land, $9.5 million for customer lists, $2.5 million for non-compete agreements and $7.7 million for net working capital. Net working capital was comprised of $8.5 million of current assets and $0.8 million of current liabilities. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these acquired businesses to determine the final allocation of the total purchase price to the various assets acquired. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

     The results of operations of all of these acquisitions have been included in the condensed consolidated financial statements from their dates of acquisition. The pro forma effect of these transactions was not material to the results of operations.

P.   Adoption of New Accounting Standards

     The FASB recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations," SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets," SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," FASB Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities."

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. Ferrellgas implemented SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the three months ended October 31, 2002, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. See Note J - Asset Retirement Obligations - for further discussion of these obligations. Ferrellgas believes this implementation will not have a material ongoing effect on its financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. Ferrellgas implemented SFAS No. 144 beginning in the fiscal year ending July 31, 2003, with no material effect on its financial position, results of operations and cash flows.

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the condensed consolidated statements of earnings. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangible assets of motor carriers and accounting for certain lease modifications do not currently apply to Ferrellgas. Ferrellgas implemented SFAS No. 145 beginning in the fiscal year ending July 31, 2003, and began reporting expenses associated with early extinguishment of debt in income from continuing operations. For the three months ended October 31, 2002, Ferrellgas recognized $7.1 million of expenses associated with the early extinguishment of the $160.0 million senior secured notes. Prior to the adoption of SFAS No. 145, Ferrellgas would have classified this type of expense as an extraordinary item.

     SFAS No. 146 modifies the financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, the statement requires the liability to be recognized and measured initially at fair value. Under previous rules, liabilities for exit costs were recognized at the date of the entity's commitment to an exit plan. Ferrellgas has adopted and implemented SFAS No. 146 for all exit or disposal activities initiated after July 31, 2002. Ferrellgas believes it will not have a material effect on its financial position, results of operations and cash flows.

     SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends SFAS No. 123 disclosure requirements for annual and interim financial statements to provide more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the fiscal year ending July 31, 2003. Ferrellgas implemented the interim disclosure requirements during the three months ended April 30, 2003. See Note B - Accounting for Stock-Based Compensation - for additional information related to these requirements. Ferrellgas is currently studying the remaining requirements of SFAS No. 148 and the related implications of SFAS No. 123.

     SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is, in general, effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Ferrellgas has studied SFAS No. 149 and believes it will not have a material effect on its financial position, results of operations and cash flows.

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the fiscal year ending July 31, 2004. Ferrellgas has studied SFAS No. 150 and believes it will not have a material effect on its financial position, results of operations and cash flows.

     FASB Financial Interpretation No. 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. Ferrellgas implemented this interpretation beginning in the three months ended January 31, 2003. During the nine months ended April 30, 2003, the implementation resulted in the recognition of a liability of $30 thousand, and a related prepaid asset of $30 thousand, both of which will be recognized into income over the life of the guarantees. See Note K - Guarantees - for further discussion about these guarantees.

     FASB Financial Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. This interpretation is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. Ferrellgas currently does not have any variable interest entities that would be subject to this interpretation.

Q.  Related Party Transactions

     Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to its partnership agreement, Ferrellgas's general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on Ferrellgas's behalf, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas's business. These reimbursable costs, which include compensation and benefits paid to employees of Ferrellgas's general partner who perform services on their behalf, as well as related general and administrative costs, are as follows:

                                                     For the three months ended   For the nine months ended
                                                               April 30,                   April 30,
                                                     --------------------------   --------------------------
                                                        2003            2002         2003            2002
                                                     ----------      ----------   ----------      ----------

     Reimbursable costs                               $ 53,563        $ 54,445     $152,855        $150,916


     JEF Capital Management is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of Ferrellgas's general partner, and thus is an affiliate. Ferrellgas paid senior unit distributions of $2.8 million to JEF Capital Management on September 13, 2002 and December 14, 2002. Ferrellgas paid a senior unit distribution of $2.7 million to JEF Capital Management on March 14, 2003. On April 30, 2003, Ferrellgas accrued a senior unit distribution of $2.7 million that Ferrellgas paid to JEF Capital Management on June 13, 2003. On January 15, 2003, Ferrellgas redeemed 39.2 thousand senior units held by JEF Capital Management with a cash payment of $1.6 million.

     Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. Ferrellgas enters into transactions with Ferrell International Limited in connection with Ferrellgas's risk management activities and does so at market prices in accordance with Ferrellgas's affiliate trading policy approved by its general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions:

                                                     For the three months ended   For the nine months ended
                                                               April 30,                   April 30,
                                                     --------------------------   --------------------------
                                                        2003            2002         2003            2002
                                                     ----------      ----------   ----------      ----------

      Net receipts (disbursements)                       $  -         $ (1,636)       $ 246            $ 50

     These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International Limited at April 30, 2003.

     Ferrellgas believes these related party transactions were conducted in the ordinary course of business and under terms that were no less favorable to Ferrellgas than those available with third parties.

R.  Restatement of Condensed Consolidated Statements of Cash Flows

     Subsequent to the issuance of Ferrellgas's condensed consolidated financial statements for the three and nine months ended April 30, 2002, management of Ferrellgas determined that the cash flows from Ferrellgas's accounts receivable securitizations should be reflected gross in its consolidated statements of cash flows and be included within operating activities rather than a net presentation within investing activities. As a result, Ferrellgas's condensed consolidated statement of cash flows for the nine months ended April 30, 2002 has been restated to present the gross cash flow activities from the accounts receivable securitizations and within the correct cash flow activity. A summary of the significant effects of the restatement follows:

                                                                 For the nine
                                                                 months ended
                                                               ----------------
                                                                   April 30,
                                                                     2002
                                                               ----------------

      Cash Flows From Operating Activities

      Net cash provided by operating activities, as
        previously reported                                        $127,540

      Adjustment of cash flows
        related to accounts receivable securitizations:

        Proceeds from new accounts receivable
           securitizations                                           30,000

        Proceeds from collections reinvested in
           revolving period accounts receivable
          securitizations                                           360,677

        Remittances of amounts collected as servicer
          of accounts receivable securitizations                   (421,677)
                                                               ----------------

      Net cash provided by operating activities, as
         restated                                                  $ 96,540
                                                               ================

      Cash Flows From Investing Activities

      Net cash used in investing activities, as
        previously reported                                        $(63,634)

      Adjustment of cash flows
        related to accounts receivable securitizations               31,000
                                                               ----------------

      Net cash used in investing activities, as restated           $(32,634)
                                                               ================

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                            CONDENSED BALANCE SHEETS
                              (Amounts in dollars)
                                   (unaudited)

                                                             April 30,            July 31,
ASSETS                                                         2003                 2002
------------------------------------------------         -----------------    ----------------

Cash                                                          $1,000               $1,000
                                                         -----------------    ----------------
Total Assets                                                  $1,000               $1,000
                                                         =================    ================


STOCKHOLDER'S EQUITY
------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
 authorized; 1,000 shares issued and outstanding              $1,000               $1,000

Additional paid in capital                                     2,368                2,061

Accumulated deficit                                           (2,368)              (2,061)
                                                         -----------------    ----------------
Total Stockholder's Equity                                    $1,000               $1,000
                                                         =================    ================


                        CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                     Three Months Ended                    Nine Months Ended
                                            ----------------------------------   ----------------------------------
                                               April 30,          April 30,         April 30,          April 30,
                                                 2003                2002             2003               2002
                                            ---------------    ---------------   ---------------    ---------------

General and administrative expense             $  307             $  298            $  307             $  393

                                            ---------------    ---------------   ---------------    ---------------
Net loss                                       $ (307)            $ (298)           $ (307)            $ (393)
                                            ===============    ===============   ===============    ===============

               See notes to these condensed financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                              (Amounts in dollars)
                                  (unaudited)

                                                       For the nine months ended
                                                 -------------------------------------
                                                    April 30,             April 30,
                                                      2003                  2002
                                                 ---------------       ---------------

Cash Flows From Operating Activities:
  Net loss                                          $ (307)               $ (393)
                                                 ---------------       ---------------
      Cash used in operating activities               (307)                 (393)
                                                 ---------------       ---------------

Cash Flows From Financing Activities:
  Capital contribution                                 307                   393
                                                 ---------------       ---------------
      Cash provided by financing activities            307                   393
                                                 ---------------       ---------------

Change in cash                                           -                     -
Cash - beginning of period                           1,000                 1,000
                                                 ---------------       ---------------
Cash - end of period                                $1,000                $1,000
                                                 ===============       ===============

               See notes to these condensed financial statements.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (unaudited)

A. Ferrellgas Partners Finance Corp., a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P.

B. The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                     April 30,          July 31,
ASSETS                                                 2003               2002
-------------------------------------------       ---------------    --------------

Current Assets:
  Cash and cash equivalents                          $ 13,360           $ 19,388
  Accounts and notes receivable, net                   85,015             74,274
  Inventories                                          48,949             48,034
  Prepaid expenses and other current assets             7,089              8,645
                                                  ---------------    --------------
    Total Current Assets                              154,413            150,341

Property, plant and equipment, net                    684,126            506,531
Goodwill                                              124,190            124,190
Intangible assets, net                                 99,908             98,170
Other assets, net                                       4,196              3,001
                                                  ---------------    --------------
    Total Assets                                   $1,066,833          $ 882,233
                                                  ===============    ==============

LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------

Current Liabilities:
  Accounts payable                                   $ 50,521          $  54,316
  Other current liabilities                            65,814             86,926
                                                  ---------------    --------------
    Total Current Liabilities                         116,335            141,242

Long-term debt                                        633,713            543,858
Other liabilities                                      17,701             14,861
Contingencies and commitments (Note K)                      -                  -

Partners' Capital:
  Limited partner                                     298,654            183,173
  General partner                                       3,050              1,871
  Accumulated other comprehensive loss                 (2,620)            (2,772)
                                                  ---------------    --------------
    Total Partners' Capital                           299,084            182,272
                                                  ---------------    --------------
    Total Liabilities and Partners' Capital        $1,066,833           $882,233
                                                  ===============    ==============

         See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                                          For the three months ended          For the nine months ended
                                                       --------------------------------    -------------------------------
                                                       April 30, 2003    April 30, 2002    April 30, 2003   April 30, 2002
                                                       --------------    --------------    ---------------  --------------
Revenues:
   Propane and other gas liquids sales                   $ 351,338         $ 269,825          $ 985,539        $ 825,239
   Other                                                    18,027            17,336             64,606           62,903
                                                       --------------    --------------    ---------------  --------------
    Total revenues                                         369,365           287,161          1,050,145          888,142

Cost of product sold                                       207,934           134,640            586,324          461,178
                                                       --------------    --------------    ---------------  --------------

Gross profit                                               161,431           152,521            463,821          426,964

Operating expense                                           79,022            74,685            226,856          212,185
Depreciation and amortization expense                       10,563            10,625             30,719           32,844
General and administrative expense                           7,202             8,117             21,863           21,574
Equipment lease expense                                      4,990             5,825             16,510           18,456
Employee stock ownership plan compensation charge            1,619             1,273              4,653            3,856
Loss on disposal of assets and other                         1,985               552              3,781            1,830
                                                       --------------    --------------    ---------------  --------------

Operating income                                            56,050            51,444            159,439          136,219

Interest expense                                           (11,550)          (10,827)           (33,992)         (33,293)
Interest income                                                423               321                841            1,186
                                                       --------------    --------------    ---------------  --------------

Earnings before cumulative effect of change in
   accounting principle                                     44,923            40,938            126,288          104,112

Cumulative effect of change in accounting principle              -                 -             (2,782)               -
                                                       --------------    --------------    ---------------  --------------

Net earnings                                               $44,923           $40,938           $123,506         $104,112
                                                       ==============    ==============    ===============  ==============

         See notes to these condensed consolidated financial statements.

                    FERRELLGAS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                                     Accumulated
                                                                                        other
                                                                                       compre-           Total
                                                      Limited         General          hensive         partners'
                                                      partner         partner           loss            capital
                                                   ---------------  -------------  ----------------  ---------------

August 1, 2002                                       $ 183,173        $ 1,871         $ (2,772)        $ 182,272

 Contribution in connection with
  ESOP compensation charge                               4,606             47                -             4,653

 Quarterly cash and accrued distributions              (70,551)          (720)               -           (71,271)

 Net assets contributed by Ferrellgas Partners
  and General Partner in connection with
  acquisitions                                          59,168            604                -            59,772

 Comprehensive income:
   Net earnings                                        122,258          1,248                -           123,506
   Other comprehensive income:
     Risk management fair value adjustment                   -              -              152               152
                                                                                                     ---------------
 Comprehensive income                                                                                    123,658

                                                   ---------------  -------------  ----------------  ---------------
April 30, 2003                                       $ 298,654        $ 3,050         $ (2,620)        $ 299,084
                                                   ===============  =============  ================  ===============


         See notes to these condensed consolidated financial statements.

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                For the nine months ended
                                                            ---------------------------------
                                                             April 30, 2003   April 30, 2002
                                                            ---------------- ----------------

Cash Flows From Operating Activities:
 Net earnings                                                  $123,506         $104,112
 Cumulative effect of change in accounting principle              2,782                -
 Adjustments to reconcile net earnings to net cash
    provided by operating activities:
  Depreciation and amortization expense                          30,719           32,844
  Employee stock ownership plan compensation charge               4,653            3,856
  Other                                                           7,474            1,356
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                          (60,276)         (15,501)
    Inventories                                                   2,984           23,628
    Prepaid expenses and other current assets                     2,170            3,175
    Accounts payable                                             (4,204)          (5,150)
    Other current liabilities                                   (11,953)         (13,913)
    Other liabilities                                              (381)             566
  Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations        60,000           30,000
    Proceeds from collections reinvested in revolving
      period accounts receivable securitizations                505,065          360,677
    Remittances of amounts collected as servicer of
      accounts receivable securitizations                      (515,065)        (421,677)
                                                            ---------------- ----------------
      Net cash provided by operating activities                 147,474          103,973
                                                            ---------------- ----------------

Cash Flows From Investing Activities:
 Business acquisitions, net of cash acquired                     (4,330)          (6,376)
 Capital expenditures - tank lease buyout                      (155,600)               -
 Capital expenditures - technology initiative                   (18,517)         (19,733)
 Capital expenditures - other                                   (11,087)          (9,136)
 Other                                                            1,748            2,610
                                                            ---------------- ----------------
      Net cash used in investing activities                    (187,786)         (32,635)
                                                            ---------------- ----------------

Cash Flows From Financing Activities:
 Distributions                                                  (71,311)         (71,240)
 Proceeds from issuance of debt                                 140,000                -
 Principal payments on debt                                     (50,662)          (1,715)
 Cash paid for financing costs                                   (1,922)               -
 Cash contribution from partners                                 18,179               33
                                                            ---------------- ----------------
      Net cash provided by (used in) financing activities        34,284          (72,922)
                                                            ---------------- ----------------

Decrease in cash and cash equivalents                          $ (6,028)        $ (1,584)
Cash and cash equivalents - beginning of period                  19,388           25,171
                                                            ---------------- ----------------
Cash and cash equivalents - end of period                      $ 13,360         $ 23,587
                                                            ================ ================

Cash paid for interest                                         $ 42,564         $ 42,400
                                                            ================ ================


         See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

A.   Organization

     Ferrellgas, L.P. operates the propane business of Ferrellgas Partners, L.P. Ferrellgas Partners, a publicly traded limited partnership, holds an approximate 99% interest in and consolidates Ferrellgas, L.P. Ferrellgas, Inc. holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions. Ferrellgas, L.P., has two wholly-owned subsidiaries, Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC, an unconsolidated qualified special purpose entity.

     The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.'s Amendment No. 2 to Form 10/A filed with the Securities and Exchange Commission on June 10, 2003.

B.   Accounting for Stock-Based Compensation

     Ferrellgas, L.P. accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under Statement of Financial Accounting Standard
     (SFAS) No. 123, Ferrellgas, L.P.'s net earnings would have been adjusted as noted in the table below:

                                             For the three months ended         For the nine months ended
                                                      April 30,                         April 30,
                                            ------------------------------    ------------------------------
                                                2003              2002            2003              2002
                                            ------------      ------------    ------------      ------------

      Net earnings, as reported                $44,923          $40,938         $123,506          $104,122

      Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards                                  (8)              (1)             (56)               (1)
                                            -------------    -------------    -------------    -------------

      Pro forma net earnings                   $44,915          $40,937         $123,450          $104,121
                                            =============    =============    =============    =============

C.   Accounting Estimates

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

D.   Nature of Operations

     Ferrellgas, L.P. is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three and nine months ended April 30, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year.

E.   Cash and Cash Equivalents and Non-Cash Activities

     For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to business combinations and are disclosed in Note M - Business Combinations.

F.   Accounts Receivable Securitization

     At April 30, 2003, $50.0 million had been funded from our accounts receivable securitization facility. Ferrellgas, L.P. renewed this facility effective September 24, 2002, for a 364-day commitment with Banc One, N.A. In accordance with SFAS No. 140, this transaction is reflected on the condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable. The retained interest is classified on the balance sheet within "Accounts and notes receivable, net".

G.   Supplemental Balance Sheet and Statement of Earnings Information

     Inventories consist of:

                                                                                       April 30,        July 31,
                                                                                          2003            2002
                                                                                    ---------------  --------------
        Propane gas and related products                                               $30,372          $29,169
        Appliances, parts and supplies                                                  18,577           18,865
                                                                                    ---------------   -------------
                                                                                       $48,949          $48,034
                                                                                    ===============   =============


     In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to buy and sell product, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 2003, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 37.2 million gallons of propane at a fixed price.

     Property, plant and equipment, net consist of:

                                                                                       April 30,         July 31,
                                                                                         2003              2002
                                                                                    ---------------   -------------
        Property, plant and equipment                                                  $997,398          $810,416
        Less:  accumulated depreciation                                                 313,272           303,885
                                                                                    ---------------   -------------
                                                                                       $684,126          $506,531
                                                                                    ===============   =============

     On December 10, 2002, Ferrellgas, L.P. purchased propane tanks and related assets for $155.6 million that it previously leased. See Note H - Long-Term Debt - for a discussion regarding the funding of this purchase.

Intangible assets consist of:

                                                   April 30, 2003                               July 31, 2002
                                     ------------------------------------------  ------------------------------------------
                                        Gross                                       Gross
                                       Carrying     Accumulated                    Carrying      Accumulated
                                        Amount      Amortization       Net          Amount      Amortization       Net
                                     ------------ ---------------- ------------  ------------ ---------------- ------------
        Customer lists                 $ 217,583    $ (131,337)      $ 86,246      $ 208,662    $(124,860)       $83,802
        Non-compete agreements            65,355       (51,693)        13,662         62,893      (48,525)        14,368
                                     ------------ ---------------- ------------  ------------ ---------------- ------------
                                       $ 282,938    $ (183,030)      $ 99,908      $ 271,555    $(173,385)       $98,170
                                     ============ ================ ============  ============ ================ ============

                                                     For the three months ended    For the nine months ended
                                                              April 30,                    April 30,
                                                    ----------------------------  ---------------------------
                                                       2003              2002        2003             2002
                                                    ----------        ----------  ----------       ----------
        Aggregate amortization expense                $3,341            $3,002      $9,645           $10,984

    Estimated amortization expense:

       For the year ended July 31,
       2003                                                                                 $12,275
       2004                                                                                  11,742
       2005                                                                                  11,570
       2006                                                                                  10,691
       2007                                                                                  10,051


   Loss on disposal of assets and other consists of:

                                                    For the three months ended    For the nine months ended
                                                             April 30,                     April 30,
                                                   ----------------------------  ---------------------------
                                                       2003            2002          2003           2002
                                                   -------------  -------------  -------------  ------------
   Loss on disposal of assets                        $1,594         $   592        $2,380         $1,161
   Loss on transfer of accounts receivable
      related to the accounts receivable
      securitizations                                   760             361         2,134          1,954
   Service income related to the accounts
      receivable securitizations                       (369)           (401)         (733)        (1,285)
                                                   -------------  -------------  -------------  ------------
                                                     $1,985         $   552        $3,781         $1,830
                                                   =============  =============  =============  ============

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

                                                   For the three months ended      For the nine months ended
                                                             April 30,                       April 30,
                                                 ------------------------------  -----------------------------
                                                     2003              2002          2003             2002
                                                 ------------      ------------  ------------     ------------
   Operating expenses                              $ 33,750          $ 33,362      $100,820         $ 97,483
   Depreciation and amortization expense              1,168             1,531         4,345            4,820
   Equipment lease expense                            3,039             3,910         8,971            9,624
                                                 ------------      ------------  ------------     ------------
                                                   $ 37,957          $ 38,803      $114,136         $111,927
                                                 ============      ============  ============     ============

H.   Long-Term Debt

     Long-term debt consists of:

                                                                                       April 30,        July 31,
                                                                                         2003             2002
                                                                                    ---------------  --------------
     Senior notes
       Fixed rate, 7.16%, due 2005-2013                                                $350,000         $350,000
       Fixed rate, 8.8%, due 2006-2009                                                  184,000          184,000

     Credit agreement, variable interest rates, expiring 2006                            91,100                -

       Notes payable, 7.6% weighted average interest rate each year, due 2003 to
       2011                                                                              11,131           12,177
                                                                                    ---------------  --------------
                                                                                        636,231          546,177
     Less:  current portion, included in other current liabilities on
       the condensed consolidated balance sheets                                          2,518            2,319
                                                                                    ---------------  --------------
                                                                                       $633,713         $543,858
                                                                                    ===============  ==============

     On December 10, 2002, Ferrellgas, L.P. refinanced its $157.0 million bank credit facility with a $307.5 million amended bank credit facility, using $155.6 million of the funds available thereunder to purchase propane tanks and related assets that it previously leased, plus making a $1.2 million payment of related accrued lease expense. The remaining portion of the amended bank credit facility is available for working capital, acquisition, capital expenditure and general partnership purposes and will terminate on April 28, 2006, unless extended or renewed. As of April 30, 2003, Ferrellgas, L.P. had borrowings of $91.1 million, at a weighted average interest rate of 3.72%, under this amended bank credit facility. As of April 30, 2003, Ferrellgas, L.P. believes that it has met all the required quarterly financial tests and covenants.

     All borrowings under the amended bank credit facility bear interest, at Ferrellgas L.P.'s option, at a rate equal to either:

          o the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of April 30, 2003, the federal funds rate and Bank of America's prime rate were 1.31% and 4.25%, respectively); or

          o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of April 30, 2003, the one-month Eurodollar Rate was 1.26%).

     The scheduled annual principal payments on long-term debt as of April 30, 2003, are as follows:

                                                              Scheduled annual
             For the year ending July 31,                    principal payments
             ----------------------------                   --------------------
               Payments remaining in 2003                         $  1,379
               2004                                                  2,134
               2005                                                  2,299
               2006                                                202,413
               2007                                                 59,039
               Thereafter                                          368,967

I.  Asset Retirement Obligations

     SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas, L.P. adopted SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the three months ended October 31, 2002, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. Ferrellgas, L.P. believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows. These obligations relate primarily to the estimated future expenditures required to retire Ferrellgas L.P.'s underground storage facilities. The remaining period until these facilities will require closure and remediation expenditures is approximately 50 years. The following table presents a reconciliation of the beginning and ending carrying amounts of the asset retirement obligation:

                                                           Nine months ended
                                                             April 30, 2003
                                                           -----------------
     Asset retirement obligation as of August 1, 2002           $3,073
     Add: Accretion                                                149
                                                           -----------------
     Asset retirement obligation as of April 30, 2003           $3,222
                                                           =================


     The related asset carried for the purpose of settling the asset retirement obligation is $0.3 million as of April 30, 2003, and is not a legally restricted asset. Assuming retroactive application of the change in accounting principle as of August 1, 2001, there would be no material change in the pro forma net earnings for the nine months ended April 30, 2002. Other liabilities, assuming retroactive application of the change in accounting principle as of August 1, 2001 and July 31, 2002, would have increased $2.9 million and $3.1 million, respectively.

J.   Guarantees

     Financial Accounting Standards Board (FASB) Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. As of April 30, 2003, the only material guarantees that Ferrellgas, L.P. had outstanding were associated with residual value guarantees of operating leases. These operating leases are related to transportation equipment with remaining lease periods scheduled to expire over the next seven fiscal years. Upon completion of the lease period, Ferrellgas, L.P. guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or Ferrellgas, L.P. will pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $30 thousand as of April 30, 2003. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $16.6 million.

K.   Contingencies

     Ferrellgas, L.P. is threatened with or named as a defendant in various claims and lawsuits arising in the ordinary course of business that, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that would reasonably be expected to have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas, L.P. Currently, Ferrellgas is not a party to any legal proceedings other than various claims arising in the ordinary course of business.

L.   Distributions

     On September 13, 2002, December 13, 2002, and March 14, 2003, Ferrellgas, L.P. paid cash distributions of $25.3 million, $24.7 million and $21.3 million for the three months ended January 31, 2003. On May 19, 2003, Ferrellgas declared cash distributions of $28.1 million for the three months ended April 30, 2003, that was paid on June 13, 2003.

M.   Business Combinations

     During the nine months ended April 30, 2003, Ferrellgas, L.P. acquired, or had contributed to it, the following retail propane businesses with an aggregate value at $45.9 million:

     o ProAm, Inc., based primarily in Georgia and Texas, (contributed by Ferrellgas Partners, L.P. in December 2002);

     o a branch of Cenex Propane Partners Co., based in Iowa, acquired November 2002; and

     o Northstar Propane, based in Nevada, acquired November 2002.

     These purchases were primarily funded by $4.3 million of cash payments and $41.6 million of limited partner contributions.


     The $45.9 million aggregate value of these three retail propane businesses was preliminarily allocated as follows: $26.2 million for fixed assets such as customer tanks, buildings and land, $9.5 million for customer lists, $2.5 million for non-compete agreements and $7.7 million for net working capital. Net working capital was comprised of $8.5 million of current assets and $0.8 million of current liabilities. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these acquired businesses to determine the final allocation of the total purchase price to the various assets acquired. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

     The results of operations of all of these acquisitions have been included in the condensed consolidated financial statements from their dates of acquisition. The pro forma effect of these transactions was not material to the results of operations.

N.   Adoption of New Accounting Standards

     The FASB recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," FASB Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities."

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. Ferrellgas, L.P. implemented SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the three months ended October 31, 2002, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. See Note I - Asset Retirement Obligations - for further discussion of these obligations. Ferrellgas, L.P. believes this implementation will not have a material ongoing effect on its financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. Ferrellgas, L.P. implemented SFAS No. 144 beginning in the fiscal year ending July 31, 2003, with no material effect on its financial position, results of operations and cash flows.

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the condensed consolidated statements of earnings. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangible assets of motor carriers and accounting for certain lease modifications do not currently apply to Ferrellgas, L.P. Ferrellgas, L.P. implemented SFAS No. 145 beginning in the fiscal year ending July 31, 2003, and will report expenses associated with early extinguishment of debt in income from continuing operations.

     SFAS No. 146 modifies the financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, the statement requires the liability to be recognized and measured initially at fair value. Under previous rules, liabilities for exit costs were recognized at the date of the entity's commitment to an exit plan. Ferrellgas, L.P. has adopted and implemented SFAS No. 146 for all exit or disposal activities initiated after July 31, 2002. Ferrellgas, L.P. believes the implementation will not have a material effect on its financial position, results of operations and cash flows.

     SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends SFAS No. 123 disclosure requirements for annual and interim financial statements to provide more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the fiscal year ending July 31, 2003. Ferrellgas, L,.P. implemented the interim disclosure requirements during the three months ended April 30, 2003. See Note B - Accounting for Stock-Based Compensation - for additional information related to these requirements. Ferrellgas, L.P. is currently studying the remaining requirements of SFAS No. 148 and the related implications of SFAS No. 123.

     SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement is, in general, effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Ferrellgas, L.P. has studied SFAS No. 149 and believes it will not have a material effect on its financial position, results of operations and cash flows.

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the fiscal year ending July 31, 2004. Ferrellgas, L.P. has studied SFAS No. 150 and believes it will not have a material effect on its financial position, results of operations and cash flows.

     FASB Financial Interpretation No. 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. Ferrellgas, L.P. implemented this interpretation beginning in the three months ended January 31, 2003. During the nine months ended April 30, 2003, the implementation resulted in the recognition of a liability of $30 thousand, and a related prepaid asset of $30 thousand, both of which will be recognized into income over the life of the guarantees. See Note J - Guarantees - for further discussion about these guarantees.

     FASB Financial Interpretation No. 46 clarified Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. This interpretation is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. Ferrellgas, L.P. currently does not have any variable interest entities that would be subject to this interpretation.

O.   Related Party Transactions

     Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to its partnership agreement, Ferrellgas, L.P.'s general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on Ferrellgas, L.P.'s behalf, and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas L.P.'s business. These reimbursable costs, which include compensation and benefits paid to employees of Ferrellgas L.P.'s general partner who perform services on their behalf, as well as related general and administrative costs, are as follows:

                                                     For the three months ended   For the nine months ended
                                                               April 30,                   April 30,
                                                     --------------------------   --------------------------
                                                        2003            2002         2003            2002
                                                     ----------      ----------   ----------      ----------

     Reimbursable costs                               $ 53,563        $ 54,445     $152,855        $150,916

Ferrellgas, L.P. paid or declared the following distributions to Ferrellgas Partners, L.P. and Ferrellgas L.P.'s general partner during the nine months ended April 30, 2003:


                                                         Ferrellgas          Ferrellgas, Inc.
                                                       Partners, L.P.       (general partner)
                                                     -----------------    ---------------------
   Paid September 13, 2002                                $25,135                 $257
   Paid December 13, 2002                                  24,407                  249
   Paid March 14, 2003                                     21,048                  215
   Declared May 19, 2003                                   27,839                  284



Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. Ferrellgas, L.P. enters into transactions with Ferrell International Limited in connection with Ferrellgas L.P.'s risk management activities and does so at market prices in accordance with Ferrellgas L.P.'s affiliate trading policy approved by its general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas, L.P. recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions:

                                                     For the three months ended   For the nine months ended
                                                               April 30,                   April 30,
                                                     --------------------------   --------------------------
                                                        2003            2002         2003            2002
                                                     ----------      ----------   ----------      ----------

     Net receipts (disbursements)                       $  -           $ (1,636)       $ 246           $ 50

These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International Limited at April 30, 2003.

Ferrellgas believes these related party transactions were conducted in the ordinary course of business and under terms that were no less favorable to Ferrellgas than those available with third parties.

                            FERRELLGAS FINANCE CORP.
                 (a wholly-owned subsidiary of Ferrellgas, L.P.)

                            CONDENSED BALANCE SHEETS
                              (Amounts in dollars)
                                   (unaudited)

                                                             April 30,          January 24,
ASSETS                                                          2003               2003
-----------------------------------------------          -----------------  -------------------


Cash                                                           $1,000             $1,000
                                                         -----------------  -------------------
Total Assets                                                   $1,000             $1,000
                                                         =================  ===================


STOCKHOLDER'S EQUITY
-----------------------------------------------

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding                $1,000             $1,000

Additional paid in capital                                        515                  -

Accumulated deficit                                              (515)                 -
                                                         -----------------  -------------------
Total Stockholder's Equity                                     $1,000             $1,000
                                                         =================  ===================




                        CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                          Three months           From
                                                             ended            inception to
                                                            April 30,          April 30,
                                                              2003               2003
                                                         ---------------    ---------------

General and administrative expense                          $  515             $  515

                                                         ---------------    ---------------
Net loss                                                    $ (515)            $ (515)
                                                         ===============    ===============


               See notes to these condensed financial statements.

                            FERRELLGAS FINANCE CORP.
                 (A wholly-owned subsidiary of Ferrellgas, L.P.)

                        CONDENSED STATEMENT OF CASH FLOWS
                              (Amounts in dollars)
                                   (unaudited)
                                                            From inception to
                                                                April 30,
                                                                  2003
                                                         -----------------------

Cash Flows From Operating Activities:
  Net loss                                                     $ (515)
                                                         -----------------------
      Cash used in operating activities                          (515)
                                                         -----------------------

Cash Flows From Financing Activities:
  Capital contribution                                            515
                                                       -------------------------
      Cash provided by financing activities                       515
                                                       -------------------------

Change in cash                                                      -
Cash - beginning of period                                      1,000
                                                       -------------------------
Cash - end of period                                           $1,000
                                                       =========================

               See notes to these condensed financial statements.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2003
                                   (unaudited)

A. Ferrellgas Finance Corp., a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P.

Ferrellgas, L.P. contributed $1,000 to Ferrellgas Finance Corp. on January 24, 2003, in exchange for 1,000 shares of common stock.

B. The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     Our management's discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners, L.P. and Ferrellgas, L.P.

     Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets and do not conduct any operations. Their sole purpose is to serve as co-obligors for any debt securities issued by Ferrellgas Partners, L.P. or Ferrellgas, L.P., respectively. Accordingly, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. are not presented.

In this report, unless the context indicates otherwise:

     o when we refer to "us," "we," "our," or "ours," we generally mean Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with "common units" and "senior units," in which case these terms refer to Ferrellgas Partners, L.P.;

     o references to "Ferrellgas Partners" refer to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

     o references to the "operating partnership" refer to Ferrellgas, L.P. together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

     o    references to our "general partner" refer to Ferrellgas, Inc.;

     o the term "unitholder" refers to holders of common units of Ferrellgas Partners, L.P.; and

     o references to "Note" refers to the notes to the condensed consolidated financial statements of Ferrellgas Partners, L.P., unless otherwise designated.

     Ferrellgas Partners and the operating partnership are Delaware limited partnerships. Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partner's only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. Our common units are listed on the New York Stock Exchange and our activities are substantially conducted through our operating partnership. Ferrellgas, L.P. is our only operating subsidiary.

     The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     The discussions set forth in the "Results of Operations" and Liquidity and Capital Resources" sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there do exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences include the following:

     o because Ferrellgas Partners and the operating partnership have outstanding indebtedness, the two partnerships incur different amounts of interest expense; see pages 2 and 20 in the respective condensed consolidated financial statements and pages 9 and 26 in the respective notes to the condensed consolidated financial statements; and

     o during the three months ended October 31, 2002, Ferrellgas Partners incurred $7.1 million in expenses related to the early extinguishment of its debt.

As discussed in Note R to the condensed consolidated financial statements of Ferrellgas Partners, we have restated the condensed consolidated statements of cash flows of Ferrellgas Partners for the nine months ended April 30, 2002. The Management Discussion and Analysis for Operating Activities gives effect to this restatement.

Forward-looking statements

     Statements included in this report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They often use or are preceeded by words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available. In particular, statements, express or implied, concerning future operating results, or the ability to generate sales, income or cash flow are forward-looking statements.

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

     Some of our forward-looking statements include the following:

     o whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing securities;

     o    whether  Ferrellgas  Partners  and  the  operating   partnership  will
          continue to meet all of the quarterly financial tests required by the agreements governing our indebtedness;

     o the expectation that propane and other gas liquids sales, cost of product sold and interest expense in the fourth quarter of fiscal 2003 will exceed those experienced in the fourth quarter of fiscal 2002; and

     o the expectation that gross profit, equipment lease expense and net earnings will be less than those experienced in the fourth quarter of fiscal 2002.

     For a more detailed description of these particular forward-looking statements and for risk factors that may affect any forward-looking statements, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K/A Amendment No. 2 as filed June 6, 2003, and the section entitled "Risk Factors" in our Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2003.

Results of Operations

     Due to the seasonality of the retail distribution of propane, results of our operations for the three and nine months ended April 30, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year. Other factors affecting the results of our operations include competitive conditions, demand for product, timing of acquisitions, general economic conditions in the United States, variations in the weather and fluctuations in commodity prices.

     As we have grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Historically, due to the seasonality of our business, these fixed costs have caused net losses in the first and fourth fiscal quarters.

Three Months Ended April 30, 2003 vs. April 30, 2002

     Propane and other gas liquids sales. Propane and other gas liquids sales increased $75.2 million primarily due to an increase in the average propane sales price per gallon and an additional $6.3 million primarily due to an increase in retail propane sales volume.

     The average propane sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during the three months ended April 30, 2003 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.63 per gallon, compared to an average of $0.35 per gallon in the prior year period. Other major supply points in the United States also experienced significant increases.

     Retail sales volumes increased 10.2 million gallons compared to the prior year period primarily due to acquisitions and colder temperatures. For the three months ended April 30, 2003, national temperatures as reported by the National Oceanic and Atmospheric Administration, were 2% colder than normal as compared to normal temperatures recorded in the prior year period.

     Cost of product sold. Cost of product sold increased $75.0 million primarily due to an increase in the wholesale price of propane. Our cost of product sold increased an additional $2.9 million primarily due to the increase in our retail propane sales volume compared to the prior year period. Improved results from our risk management trading activities resulted in a decrease of $4.7 million in our cost of product sold compared to the prior year period.

     Gross profit. Gross profit increased 5.8% primarily due to the effect of the increase in our retail propane volumes and improved results from our risk management trading activities. See additional discussion regarding risk management trading activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

     Operating expense. Operating expense increased 5.9% primarily due to expenses related to acquisitions completed during fiscal 2003.

     General and administrative expense. General and administrative expense decreased 11.3% primarily due to reduced legal expenses.

     Equipment lease expense. Equipment lease expense decreased 14.3% primarily due to the effect of the December 2002 buyout of operating tank leases. See further discussion about the buyout of these leases in "Liquidity and Capital Resources - Investing Activities."

     Interest expense. Interest expense increased 12.4% due to increased borrowings related to the buyout of previously leased propane tanks in December 2002 and to finance acquisitions. This increase was partially offset by increased capitalized interest and the effect of refinancing fixed-rate debt at a lower interest rate. See further discussion about increased borrowings to buyout these leases in "Liquidity and Capital Resources - Financing Activities."

     Net earnings. Net earnings increased 7.5% primarily due to the effect of the increase in retail propane volumes and improved results from our risk management trading activities. This increase was partially offset by the increased operating expenses and interest expense.

Interest expense and net earnings of the operating partnership

     Interest expense.  The operating  partnership's  interest expense increased
6.7% due to increased credit facility borrowings related to the buyout of previously leased propane tanks in December 2002. This increase was partially offset by increased capitalized interest. See further discussion about the increased borrowings to buyout these leases in "Liquidity and Capital Resources
- Financing Activities."

     Net  earnings.  The operating  partnership's  net earnings  increased  9.7%
primarily due to the effect of an increase in retail propane volumes. This increase was partially offset by the increased operating expenses and interest expense.

Nine Months Ended April 30, 2003 vs. April 30, 2002

     Propane and other gas liquids sales. Propane and other gas liquids sales increased $101.8 million primarily due to an increase in the average propane sales price per gallon and an additional $58.5 million primarily due to an increase in retail propane sales volume.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2003 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.54 per gallon during the first nine months of fiscal 2003, compared to an average of $0.37 per gallon in the prior year period. Other major supply points in the United States also experienced significant increases. Retail sales volumes increased 62.3 million gallons compared to the prior year period, primarily due to colder winter temperatures, and to a lesser extent, acquisitions.

     For the heating season (November through March), temperatures as reported by the National Oceanic and Atmospheric Administration, were relatively normal as compared to 11% warmer than normal in the prior year period, which was the third warmest heating season in recorded United States history.

     Cost of product sold. Cost of product sold increased $107.4 million primarily due to an increase in the wholesale price of propane and increased an additional $34.7 million primarily due to the effect of an 8.7% increase in our retail sales volume compared to the prior year period. This increase was offset by improved results from risk management trading activities that resulted in a decrease of $17.0 million in our cost of product sold compared to the prior year period.

     Gross profit. Gross profit increased 8.6% primarily due to the effect of the increase in our retail propane volumes. Improved results from our risk management trading activities were largely offset by retail margins that, although better than expected, were less than the prior year period. We were able to temporarily increase the retail margins in the prior year period to partially offset the impact of significantly warmer winter temperatures. See additional discussion regarding risk management trading activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

     Operating expense. Operating expense increased 7.1% primarily due to expenses related to acquisitions completed during fiscal 2003, increased expenses related to our operational improvement initiative and increased vehicle-related fuel and oil costs.

     Depreciation  and  amortization  expense.   Depreciation  and  amortization
expense decreased 6.5% primarily due to the effect of an intangible asset completing its amortizable life in December 2001.

     Equipment lease expense. Equipment lease expense decreased 10.5% due to the effect of the December 2002 buyout of operating tank leases. See further discussion about the buyout of these leases in "Liquidity and Capital Resources
- Investing Activities."

     Interest expense. Interest expense increased 5.1% due to increased borrowings to buyout previously leased propane tanks in December 2002 and to finance acquisitions. This increase was partially offset by increased capitalized interest and the effect of refinancing fixed-rate debt at a lower interest rate. See further discussion about the increased borrowings to buyout these leases in "Liquidity and Capital Resources - Financing Activities."

     Net earnings. Net earnings increased 11.2% primarily due to the effect of the increase in retail propane volumes. This increase was partially offset by the increased operating expenses, a $7.1 million early extinguishment of debt expense related to the repurchase and redemption of our $160.0 million senior secured notes and the $2.8 million cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standard
(SFAS) No. 143, "Accounting for Asset Retirement Obligations."

Interest expense and net earnings of the operating partnership

     Interest expense.  The operating  partnership's  interest expense increased
2.1% due to increased credit facility borrowings related to the buyout of previously leased propane tanks in December 2002. This increase was mostly offset by increased capitalized interest. See further discussion about the increased borrowings to buyout these leases in "Liquidity and Capital Resources
- Financing Activities.

     Net earnings. The operating partnership's net earnings increased 18.6% primarily due to the effect of an increase in retail propane volumes. This increase was partially offset by the increased operating expenses and the $2.8 million cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143. The operating partnership was not affected by Ferrellgas Partner's $7.1 million early extinguishment of debt expense related to the repurchase and redemption of its $160.0 million senior secured notes.

Forward-looking statements

     We expect the increases in propane and other gas liquid sales and cost of product sold experienced in the first three quarters of fiscal 2003 to continue in the fourth quarter of fiscal 2003 as compared to the same periods in fiscal 2002. These expected increases in gas liquid sales and cost of product sold, which are largely offsetting, are primarily due to the effects of significantly higher wholesale propane prices experienced during fiscal 2003 as compared to last year. However, the strong retail margin performance experienced in the fourth quarter of 2002 is not expected to be repeated and may therefore result in lower gross profit and net earnings than the prior year period.

     We expect interest expense to continue to be higher and equipment lease expense to be lower in the fourth quarter of fiscal 2003 as compared to the prior year period due to the effect of the December 2002 buyout of operating tank leases and related increased credit facility borrowings. See further discussion about the buyout of these leases in "Liquidity and Capital Resources
- Investing Activities."

Liquidity and Capital Resources

     Our ability to satisfy our obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business, and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is typically generated during the winter heating season, which occurs during our second and third fiscal quarters. Typically, we generate significantly lower cash flows from operations in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because our fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on its senior units and the minimum quarterly distribution on all of its common units during the remainder of the non-heating season, which covers the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004 when we typically experience lower cash flows from operating activities. The minimum quarterly distribution of $0.50 paid on all common units on June 13, 2003, represents the thirty-fifth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

     Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership's ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. It should be noted that our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain repayment provisions related to a decline in our credit rating.

     As of April 30, 2003, our general partner believes that we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of the fiscal year ending July 31, 2003. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal winter temperatures, a volatile energy commodity cost environment or continued economic downturn, we may not meet the applicable financial tests in future quarters. This could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

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

     Toward this purpose, we filed a shelf registration statement with the Securities and Exchange Commission for the periodic sale of $500 million of equity and/or debt securities. The registration statement was declared effective on June 11, 2003. The registered securities are available to us for sale in the future to fund acquisitions, to reduce indebtedness, to redeem senior units or to provide funds for general partnership purposes.

     We also maintain a shelf registration statement with the Securities and Exchange Commission for the issuance of approximately 2.0 million common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

Operating Activities

     Cash provided by operating activities was $134.8 million for the nine months ended April 30, 2003, compared to cash provided by operating activities of $96.5 million for the prior fiscal year period. This increase in cash provided by operating activities is primarily due to higher proceeds from accounts receivable securitization activity and increased net earnings. This increase was partially offset by the effect of higher wholesale cost of product, the timing of collections of accounts receivable and the timing of purchases of inventory. The fiscal 2003 winter heating season has required more working capital to finance operating activities than the fiscal 2002 winter heating season because of the effect of financing the purchase and sale of greater volumes of retail propane at higher average wholesale costs.

Accounts receivable securitization

     At April 30, 2003, $50.0 million had been funded from our accounts receivable securitization facility. This funding resulted from our increased liquidity needs caused primarily by the seasonal increase in accounts receivable outstanding and in propane inventory levels. We renewed this facility effective September 24, 2002, for a 364-day commitment with Banc One, N.A. In accordance with SFAS No. 140, this transaction is reflected on our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

     Cash provided by operating activities was $147.5 million for the nine months ended April 30, 2003, compared to cash provided by operating activities of $104.0 million for the nine months ended April 30, 2002, for the reasons mentioned above.

Investing Activities

     Capital expenditures

During the nine months ended April 30, 2003, we made cash capital expenditures of $18.5 million related to our technology initiative and $11.1 million primarily for the following:

o        upgrading district plant facilities;

o        purchase of vehicles at the end of the lease terms; and

o        purchase of additional propane storage tanks and cylinders.

Our capital requirements for repair and maintenance of property, plant and equipment are expected to remain relatively low.

     We lease property, computer equipment, propane tanks, light and medium duty trucks, tractors and trailers. We believe leasing is a cost-effective method for meeting our equipment needs. On December 10, 2003, we purchased $155.6 million of equipment whose lease terms would have expired in June 2003. See "Financing Activities" and Note I - Long-Term Debt - to our condensed consolidated financial statements for discussions about the financing of the equipment lease buyouts.

     Business acquisitions

     We continue to consider opportunities to expand our operations through strategic acquisitions of retail propane operations located throughout the United States. During the nine months ended April 30, 2003, we made total acquisition capital expenditures of $45.9 million for three retail propane companies, which included the acquisition of $7.7 million of working capital. These expenditures were funded by $36.3 million in cash payments and the issuance of a $10.0 million non-interest bearing note due in December 2003.

The operating partnership

     The investing activities discussion above also applies to the operating partnership, except for cash flows related to business acquisitions. During the nine months ended April 30, 2003, the operating partnership made total acquisition capital expenditures of $4.3 million pursuant to the acquisition of two retail propane companies. In addition, during December 2002, Ferrellgas Partners acquired and contributed a propane company to the operating partnership in exchange for a $41.6 million limited partner interest.

Financing Activities

     Credit Facility

     On December 10, 2002, we refinanced our $157.0 million bank credit facility with a $307.5 million amended bank credit facility. This amended bank credit facility will terminate on April 28, 2006, unless extended or renewed. This $307.5 million amended bank credit facility consists of the following:

o a $151.5 million revolving working capital facility, general partnership and acquisition facility, including an $80.0 million letter of credit sub-facility; and

o a $156.0 million revolving facility, which was used on December 10, 2002, to purchase propane tanks and related assets that we previously leased.

All borrowings under the amended bank credit facility bear interest, at our option, at a rate equal to either:

o a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of April 30, 2003, the federal funds rate and Bank of America's prime rate were 1.31% and 4.25%, respectively); or

o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of April 30, 2003, the one-month Eurodollar Rate was 1.26%).

     At April 30, 2003, $91.1 million of borrowings and $44.7 million of letters of credit were outstanding under the amended bank credit facility. Letters of credit are currently used to cover obligations primarily relating to requirements for our insurance coverage and, and to a lesser extent, our risk management activities. At April 30, 2003, we had $171.7 million available for working capital, acquisition, capital expenditure and general partnership purposes under the amended bank credit facility.

     We believe that the liquidity available from the amended bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for the fiscal year ending July 31, 2003. See "Investing Activities." However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

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

     On December 18, 2002, we issued, in a public offering, $48.0 million of 8.75% senior notes with the same terms as those on the $170.0 million 8.75% senior notes except that interest will commence on June 15, 2003. We used the proceeds from the $48.0 million senior note issuance to reduce borrowings under the amended bank credit facility and to provide increased availability of funds for working capital, acquisition, capital expenditure and general partnership purposes. The $48.0 million senior notes were issued with a debt premium of $1.7 million that will be amortized to interest expense through fiscal 2012.

     The following table summarizes our long-term debt obligations as of April 30, 2003:

                                                  Principal Payments due by Fiscal Year
                                     ----------------------------------------------------------------
                                     Remainder                                    2007 and
                                      of 2003      2004       2005       2006    Thereafter   Total
                                     ---------- ---------- ---------- ---------- ---------- ----------
Long-term debt, including
    current portion                    $1,379     $2,134     $2,299    $202,413   $646,006   $854,231

See Note I - Long-term Debt - to our condensed consolidated financial statements for further discussion of the maturity dates and interest rates related to our long-term debt.

     Distributions

     During the nine months ended April 30, 2003, we declared and paid the required quarterly distribution on our senior units and the minimum quarterly distribution on all common units for each of the three months ended July 31, 2002, October 31, 2002 and January 31, 2003. The required quarterly distribution on the senior units and the minimum quarterly distribution on all common units for the three months ended April 30, 2003 was paid on June 13, 2003 to holders of record on May 30, 2003.

The operating partnership

     The financing activities discussion above also applies to the operating partnership except for cash flows related to distributions and the issuance of the 8.75% senior notes due 2012. The following table summarizes the operating partnership's long-term debt obligations as of April 30, 2003:

                                                     Principal Payments due by Fiscal Year
                                     ----------------------------------------------------------------
                                     Remainder                                    2007 and
                                      of 2003      2004       2005       2006    Thereafter   Total
                                     ---------- ---------- ---------- ---------- ---------- ----------
Long-term debt, including current
portion of long-term debt              $1,379     $2,134     $2,299    $202,413   $428,006   $636,231

See Note H - Long-Term Debt - in the operating partnership's condensed consolidated financial statements for further discussion of maturity dates and interest rates related to its long-term debt.

Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three and nine months ended April 30, 2003. This table summarizes the contracts where settlement has not yet occurred:

                                                                            Three months             Nine
                                                                               ended             months ended
                                                                           April 30, 2003       April 30, 2003
                                                                          ----------------     ----------------
Unrealized gains (losses) in fair value of contracts
    outstanding at beginning of period                                         $1,582              $(4,569)
Other unrealized gains (losses) recognized                                     (2,894)               6,579
Less: realized gains (losses) recognized                                       (1,598)               1,724
                                                                          ----------------     ----------------
Unrealized gains in fair value of contracts
    outstanding at April 30, 2003                                              $  286              $   286
                                                                          ================     ================

     The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of April 30, 2003. This table summarizes the contracts where settlement has not yet occurred:

                                                                              Fair Value of Contracts at
                                                                                       Period-End
                                                                          ----------------------------------
                                                                            Maturity less   Maturity greater
Source of Fair Value                                                         than 1 year      than 1 year
--------------------------------------------                              ----------------  ----------------
Prices actively quoted                                                          $ (1)             $ -
Prices provided by other external sources                                        287                -
Prices based on models and other
    valuation methods                                                              -                -
                                                                          ----------------  ----------------
Unrealized gains in fair value of contracts
     outstanding at April 30, 2003                                              $286              $ -
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

Disclosures about Effects of Transactions with Related Parties

     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $53.6 million and $152.9 million for the three and nine months ended April 30, 2003, respectively, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

     We paid senior unit distributions of $2.8 million to JEF Capital Management on September 13, 2002 and December 14, 2002. We paid a senior unit distribution of $2.7 million to JEF Capital Management on March 14, 2003. On April 30, 2003, we accrued a senior unit distribution of $2.7 million that was paid to JEF Capital Management on June 13, 2003. JEF Capital Management is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, and thus is an affiliate. On January 15, 2003, we redeemed 39.2 thousand senior units held by JEF Capital Management with a cash payment of $1.6 million.

     Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International Limited in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During the nine months ended April 30, 2003, we recognized net receipts from purchases, sales and commodity derivative transactions of $0.2 million. These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold on our condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International Limited at April 30, 2003.

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

     Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $16.6 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements. See Note K - Guarantees - to our condensed consolidated financial statements for further discussion of Financial Accounting Standards Board Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

     The following table summarizes our future minimum rental payments as of April 30, 2003:

                                           Future Minimum Rental and Buyout Amounts by Fiscal Year
                                     ----------------------------------------------------------------
                                     Remainder                                    2007 and
                                      of 2003      2004       2005       2006    Thereafter   Total
                                     ---------- ---------- ---------- ---------- ---------- ----------
    Operating lease
      rental payments                $ 2,168      $14,135    $10,827    $ 8,713    $ 9,883    $45,726
    Operating lease buyouts
                                       2,366        6,061      5,271      2,076     11,259     27,033

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

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures and options are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a decline in our credit rating.

     Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options used in our risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities is estimated at $0.9 million for risk management trading activities as of April 30, 2003. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

     Additionally, we seek to mitigate our variable rate interest rate risk exposure on operating leases by entering into interest rate cap agreements. At April 30, 2003, we had $91.1 million in variable rate amended bank credit facility borrowings and $50.0 million in funding from our variable rate accounts receivable securitization facility. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the operating leases and the associated interest rate cap agreements, the borrowings on the variable rate amended bank credit facility and the funding from the variable rate accounts receivable securitization facility would be a loss in future earnings of $1.4 million for the twelve months ending April 30, 2004. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           See Note L - Contingencies - to our condensed consolidated financial statements included elsewhere in this report.

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

         Exhibit
         Number    Description
        --------   -----------

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

           3.4 Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of October 14, 1998. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed March 17, 1999.

           3.5 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed June 14, 2000.

           3.6 Certificate of Incorporation of Ferrellgas Finance Corp. filed with the Delaware Secretary of State on January 16, 2003. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

           3.7 Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

           4.1 Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 as Exhibit A thereto).

           4.2 Indenture, dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

           4.3 Ferrellgas, L.P., Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes,
                   Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.

         Exhibit
         Number    Description
        --------   -----------

           4.4 Ferrellgas, L.P., Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior
                   Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87%
                   Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

           4.5 Registration Rights Agreement, dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.


           4.6 First Amendment to the Registration Rights Agreement, dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

           4.7 Second Amendment to the Registration Rights Agreement, dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to
                   Exhibit 10.3 to our Current Report on Form 8-K filed April
                   6, 2001.

           4.8 Representations Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.

           4.9 First Amendment to Representations Agreement, dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.

          10.1 Fourth Amended and Restated Credit Agreement, dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.

          10.2 Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.

          10.3 First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.

         Exhibit
         Number    Description
        --------   -----------
          10.4     Receivables Purchase Agreement, dated as of September 26,
                   2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization
                   Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.

          10.5 First Amendment to the Receivables Purchase Agreement, dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.

          10.6 Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.

          10.7 Third Amendment to the Receivables Purchase Agreement, dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Secruritization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent.

          10.8 Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc. Incorporated by reference to
                   Exhibit 99.1 to our Current Report on Form 8-K filed November 12, 1999.

          10.9 First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed December 29, 1999.

          10.10 Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

          10.11 Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to
                   Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

#         10.12    Ferrell Companies, Inc. Supplemental Savings Plan, restated
                   January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#         10.13    Second Amended and Restated Ferrellgas Unit Option Plan.
                   Incorporated by reference to Exhibit 10.1 to our Current
                   Report on Form 8-K filed June 5, 2001.

         Exhibit
         Number    Description
        --------   -----------

#         10.14    Ferrell Companies, Inc. 1998 Incentive Compensation Plan -
                   Incorporated by reference to Exhibit 10.12 to our Annual
                   Report on Form 10-K filed October 29, 1998.

#         10.15    Employment agreement between James E. Ferrell and Ferrellgas,
                   Inc., dated July 31, 1998. Incorporated by reference to
                   Exhibit 10.13 to our Annual Report on Form 10-K filed October
                   29, 1998.

#         10.16    Employment agreement between Patrick Chesterman and
                   Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed October 26, 2000.

#         10.17    Employment agreement between Kevin Kelly and Ferrellgas, Inc.
                   dated July 31, 2000.  Incorporated by reference to Exhibit
                   10.22 to our Annual Report on Form 10-K filed October 26,
                   2000.


*         99.1     Certification of Ferrellgas Partners, L.P. Pursuant to U.S.C.
                   Section 1350, pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

*         99.2     Certification of Ferrellgas Partners Finance Corp. Pursuant
                   to U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         99.3     Certification of Ferrellgas, L.P. Pursuant to U.S.C. Section
                   1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         99.4     Certification of Ferrellgas Finance Corp. Pursuant to U.S.C.
                   Section 1350, pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

---------------
      *          Filed herewith
      #          Management contracts or compensatory plans.


          (b)  Reports on Form 8-K

Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. filed two Form 8-K's during the three months ended April 30, 2003.


                                Items
Date of Report                Reported         Financial Statements Furnished
------------------------      --------         ------------------------------
Filed February 3, 2003           5                         None
Filed February 18, 2003          5, 7                      None


Ferrellgas Partners, L.P. and Ferrellgas Partners Finance Corp. furnished one Form 8-K during the three months ended April 30, 2003.


                                   Items
Date of Report                   Reported         Financial Statements Furnished
----------------------------     --------         ------------------------------
Furnished February 19, 2003         9                     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FERRELLGAS PARTNERS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date:    June 13, 2003                     By  /s/ Kevin T. Kelly
                                           -------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)



                                           FERRELLGAS PARTNERS FINANCE CORP.


Date:    June 13, 2003                     By  /s/ Kevin T. Kelly
                                           -------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)



                                           FERRELLGAS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date:    June 13, 2003                     By  /s/ Kevin T. Kelly
                                           -------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)



                                           FERRELLGAS FINANCE CORP.


Date:    June 13, 2003                     By  /s/ Kevin T. Kelly
                                           -------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

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


Date: June 13, 2003

                                      /s/ James E. Ferrell
                                      ------------------------------------------
                                          James E. Ferrell
                                          Chairman, President and Chief
                                          Executive Officer of Ferrellgas, Inc.,
                                          the registrant's general partner

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


Date: June 13, 2003

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


Date: June 13, 2003

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


Date: June 13, 2003

                                                       /s/ Kevin T. Kelly
                                                       -------------------------
                                                       Kevin T. Kelly
                                                       Senior Vice President and
                                                       Chief Financial Officer

                                 CERTIFICATIONS
                                FERRELLGAS, L.P.

I, James E. Ferrell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ferrellgas, L.P.;

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


Date: June 13, 2003

                              /s/ James E. Ferrell
                              --------------------------------------------------
                              James E. Ferrell
                              Chairman, President and Chief Executive Officer of Ferrellgas, Inc., the registrant's general partner

                                 CERTIFICATIONS
                                FERRELLGAS, L.P.

I, Kevin T. Kelly, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ferrellgas, L.P.;

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


Date: June 13, 2003

                            /s/ Kevin T. Kelly
                            ----------------------------------------------------
                            Kevin T. Kelly
                            Senior Vice President and Chief Financial Officer of Ferrellgas, Inc., the registrant's general partner

                                 CERTIFICATIONS
                            FERRELLGAS FINANCE CORP.

I, James E. Ferrell, certify that:

1.   I have reviewed this  quarterly  report on Form 10-Q of Ferrellgas  Finance
     Corp.;

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


Date: June 13, 2003

                                           /s/ James E. Ferrell
                                           -------------------------------------
                                           James E. Ferrell
                                           President and Chief Executive Officer

                                 CERTIFICATIONS
                            FERRELLGAS FINANCE CORP.

I, Kevin T. Kelly, certify that:

1.   I have reviewed this  quarterly  report on Form 10-Q of Ferrellgas  Finance
     Corp.;

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


Date: June 13, 2003

                               /s/ Kevin T. Kelly
                               -------------------------------------------------
                               Kevin T. Kelly
                               Senior Vice President and Chief Financial Officer