Form 10-K
period 2003-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 2003-10-21
CIK 922358, 1012493, 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2003

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers   001-11331
                          333-06693
                          000-50182 and
                          000-50183

                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.
                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.
                        ---------------------------------
           (Exact name of registrants as specified in their charters)


                  Delaware                         43-1698480
                  Delaware                         43-1742520
                  Delaware                         43-1698481
                  Delaware                         14-1866671
             ------------------                 ------------------
     (States or other jurisdictions of          (I.R.S. Employer
        incorporation or organization)         Identification Nos.)

                   One Liberty Plaza, Liberty, Missouri 64068
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)


Registrants' telephone number, including area code: (816) 792-1600
--------------------------------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
         Title of each class                                which registered


     Common Units of Ferrellgas Partners, L.P.          New York Stock Exchange
--------------------------------------------------------------------------------


Securities registered pursuant to section 12(g) of the Act:


         Title of each class

     Limited Partner Interests of Ferrellgas, L.P.
     Common Stock of Ferrellgas Finance Corp.
--------------------------------------------------------------------------------



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    [X]    No    [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 [ X ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P.                                 Yes  [ X ]   No  [   ]

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and
Ferrellgas Finance Corp.                                  Yes  [   ]   No  [ X ]

The aggregate market value as of January 31, 2003, of Ferrellgas Partners, L.P.'s Common Units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $376,259,000. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At September 30, 2003, the registrants had common units or shares of common stock outstanding as follows:

        Ferrellgas Partners, L.P.                37,707,384        Common Units

        Ferrellgas Partners Finance Corp.             1,000        Common Stock

        Ferrellgas, L.P.                              n/a                   n/a

        Ferrellgas Finance Corp.                      1,000        Common Stock


Documents Incorporated by Reference:   None


EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.
                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                          2003 FORM 10-K ANNUAL REPORT


                                Table of Contents

                                                                           Page
                                                                          ------
                                     PART I

ITEM   1.   BUSINESS.........................................................1
ITEM   2.   PROPERTIES.......................................................32
ITEM   3.   LEGAL PROCEEDINGS................................................33
ITEM   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............34


                                     PART II


ITEM   5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND
             RELATED UNITHOLDER AND STOCKHOLDER MATTERS......................34
ITEM   6.   SELECTED FINANCIAL DATA..........................................36

ITEM   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................38
ITEM   7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......53
ITEM   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................54

ITEM   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............................54
ITEM   9A.  CONTROLS AND PROCEDURES..........................................54


                                    PART III


ITEM   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS..............55
ITEM   11.  EXECUTIVE COMPENSATION...........................................58

ITEM   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED UNITHOLDER MATTERS...................61
ITEM   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................65
ITEM   14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................65


                                     PART IV

ITEM   15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K.............................................66

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

o the term "unitholders" refers to holders of common units of Ferrellgas Partners, L.P.; and

o references to "Notes" refers to the notes to the consolidated financial statements of Ferrellgas Partners, L.P.

     Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partner's only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp.

     The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to $218.0 million of 8.75% senior notes due 2012. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources - Financing Activities" for additional details about our redemption in September 2002 of $160.0 million of 9.375% senior secured notes with the proceeds we received from the issuance of senior notes due 2012.

     Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. An employee stock ownership trust owns 100% of the outstanding shares of Ferrell Companies, Inc., the parent company of our general partner, who in turn owns approximately 47% of our outstanding common units.

     We file annual, quarterly, and other reports and other information with the SEC. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC's website at www.sec.gov. You may also read and copy our SEC filings at the SEC's public reference room located at Judiciary Plaza, 450 5th street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and this other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at
www.ferrellgas.com/investor.asp. Please note that any internet addresses provided in this Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

General

     We are the second largest retail marketer of propane in the United States based on retail gallons sold during fiscal 2003, representing what we believe to be approximately 11% of the retail propane gallons sold in the United States. As of July 31, 2003, we had 593 retail outlets, serving more than one million residential, industrial/commercial and agricultural and other customers in 45 states. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies and extend from coast to coast with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.

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

     In our past three fiscal years, we reported annual retail propane sales volumes of:

                                              Retail propane gallons
                                                     sold
              Fiscal year ended                  (in millions)
           -----------------------          --------------------------
                July 31, 2003                         899
                July 31, 2002                         832
                July 31, 2001                         957


     The increase in gallons sold from our fiscal year 2002 to 2003 was due primarily to national average heating season temperatures (November through March), as reported by the National Oceanic and Atmospheric Administration, that approximated normal as compared to 11% warmer than normal in fiscal 2002, which was the third warmest heating season in recorded United States history, and to a lesser extent, the effect of acquisitions.

Our History

     We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane retailer in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired more than 100 propane retailers, expanding our operations from coast to coast, and as of July 31, 2003, we had 593 retail outlets nationwide. Our three largest acquisitions since 1994 have been:

                                                        Estimated Retail
                                                        Gallons Acquired
Company                         Date Acquired             (in millions)
------------------------     -------------------     ----------------------
Thermogas                      December 1999                 270
Skelgas Propane                May 1996                       93
Vision Energy Resources        November 1994                  47

Business Strategy

Our business strategy is to:

o achieve operating efficiencies through the utilization of technology in our operations;

o    capitalize on our national presence and economies of scale;

o    expand our operations through disciplined acquisitions and internal growth;
     and

o    align  employee  interest  with  investors  through  significant   employee
     ownership.

Using technology to improve operations.

     During 2001, we completed a review of our key business processes to identify several areas where we can use new technology to improve our operational efficiency. Specifically, we identified areas where we believe we can reduce operating expenses and improve customer satisfaction in the near future. These areas of opportunity include development of new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. During fiscal years 2002 and 2003, we allocated considerable resources toward these improvements, including the purchase of computer hardware and software and development of new software. We have incurred capital expenditures of $44.9 million related to this technology initiative during the last three fiscal years, which were funded primarily from net cash provided by operating activities. These capital expenditures represent a substantial majority of the capital expenditures we expect to incur in connection with this technology initiative. We conducted a pilot program of the technology initiative in a limited geographic area in fiscal 2003. This program affected less than 5% of our retail distribution outlets. We intend to begin deployment of this new technology initiative to retail operations during fiscal 2004. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources - Investing Activities" for additional details about this technology initiative.

Capitalizing on our national presence and economies of scale.

     We believe our national presence of 593 retail outlets and estimated 11% market share of retail propane gallons sold in the United States gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

     We expect to continue the expansion of our customer base through the acquisition of other retail propane distributors. We intend to concentrate on acquisition activities in geographical areas adjacent to our existing operations, and on a selected basis in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing operations to provide an attractive return on investment after taking into account the economies of scale and cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of the businesses we acquire by integrating them into our established national organization. We also believe that, as a result of our industry leadership and efficient operating standards, we are positioned to successfully compete for growth opportunities within our existing operating regions. In addition, we have implemented marketing programs that focus specific resources towards internal growth.

Aligning employee interests with our investors.

     In 1998, we established an employee benefit plan that we believe aligns the interests of employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, employees own approximately 47% of our outstanding common units, allowing them to participate directly in our overall success. This plan is unique in the retail propane distribution industry and we believe that the entrepreneurial culture fostered by employee-ownership provides us with a distinct competitive advantage.

Retail Distribution of Propane and Related Equipment and Supplies

     Our retail propane distribution business consists principally of transporting propane purchased from third parties to retail distribution outlets and then to tanks on customers' premises, as well as to portable propane cylinders. Our market areas are generally rural, but also include urban areas for industrial applications. We utilize marketing programs targeting both new and existing customers by emphasizing our efficiency in delivering propane to customers as well as our employee training and safety programs.

     We sell propane primarily to four markets: residential, industrial/commercial, agricultural and other customers. In fiscal 2003, no one customer accounted for 10% or more of our consolidated revenues. The retail distribution of bulk propane generally involves large numbers of small volume deliveries averaging approximately 250 gallons each. Our bulk deliveries of propane are transported from our retail distribution outlets to our customers by our fleet of 2,337 bulk delivery trucks, which are generally fitted with 3,000 gallon tanks. Propane storage tanks located on our customers' premises are then filled from these bulk delivery trucks. We also deliver propane to our customers in portable cylinders using primarily our fleet of 557 cylinder delivery trucks.

     A substantial majority of our gross profit is derived from the retail distribution and sale of propane and related risk management activities. Gross profit from our retail distribution of propane is derived primarily from:

o  residential customers;

o  industrial/commercial customers; and

o  agricultural and other customers.

     Our gross profit from the retail distribution of propane is primarily based on margins; that is the cents-per-gallon difference between our costs to purchase and distribute propane and the sale prices we charge our retail customers. Our residential customers typically provide us a greater margin and tend to be a more stable customer base and less sensitive to price changes than our industrial/commercial and agricultural and other customers. Should wholesale propane prices decline in the future, our margins on the distribution of propane to retail customers should increase in the short-term because retail prices have tended to change less rapidly than wholesale prices. Likewise, should the wholesale cost of propane increase, retail margins and profitability would likely be reduced, for the short-term, until retail prices can be increased.

     Retail propane residential customers typically rent their storage tanks from their distributors. Over 80% of our retail propane residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching tanks helps minimize a customer's tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

     Our retail operations also include the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services.

Seasonality and Effect of Weather

     The market for propane is seasonal because propane is used primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters. In addition, sales volume traditionally fluctuates from year to year in response to variations in weather, price and other factors. We believe that our broad geographic distribution helps us minimize exposure to regional weather and economic patterns. See additional information about how seasonality affects our debt to cash flow ratios and the payment of quarterly distributions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." During times of colder than normal winter weather, we have been able to take advantage of our large, efficient distribution network to avoid supply disruptions such as those experienced by some of our competitors, thereby broadening our long-term customer base.

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

     Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our retail customers, which includes our supply procurement, storage and transportation activities, are included in our discussions of cost of product sold and retail margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of cost of product sold and gross profit as risk management trading activities and are accounted for at fair value. The results from our risk management activities are included in our discussions of cost of product sold and gross profit in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations", "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Disclosures about Risk Management Activities Accounted for at Fair Value" and "Quantitative and Qualitative Disclosures about Market Risk."

Risk management activities - supply procurement, storage and transportation

     Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. As a result of our ability to buy large volumes of propane and utilize our national distribution system and significant underground storage capacity, we believe we are in position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. We are not dependent upon any single supplier, the loss of which would have a material adverse effect on us. During fiscal 2003, no supplier provided us 10% or more of our total propane purchases. However, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase.

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

     Through our storage activities, we may purchase and store inventories of propane to avoid delivery interruptions during periods of increased demand and to take advantage of favorable commodity prices. We own three underground and four above-ground storage facilities with an aggregate capacity of approximately 248 million gallons of propane. As of July 31, 2003, approximately 177 million gallons of this underground capacity was leased to third parties and revenues from these leases are included in "other revenue" in our consolidated statements of earnings. The remaining space is available for our use. We also lease 2.1 million gallons of underground and above-ground storage at third party storage facilities and pipeline terminals.

     We also incur risks related to the price and availability of propane during periods of much colder than normal weather, temporary supply shortages concentrated in certain geographic regions and commodity price distortions between geographic regions. In addition to the use of other risk management activities, we attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and retail distribution outlets. The propane we sell to our customers is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to retail distribution outlets or storage facilities by our leased railroad tank cars and our owned or leased highway transport trucks. As of July 31, 2003, we had 128 leased railroad tank cars and 212 owned or leased highway transport trucks. We also use common carrier transport trucks during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use.

Risk management trading activities

     We also purchase and sell derivatives to manage other risks associated with commodity prices. Our risk management trading activities utilize energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. These risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. Although these activities attempt to mitigate our commodity price risk, they do not qualify for hedge accounting treatment and are accounted for at fair value in our consolidated statements of earnings.

Industry

     Natural gas liquids are derived from petroleum products and are sold in compressed or liquefied form. Propane, the predominant natural gas liquid, is typically extracted from natural gas or separated during crude oil refining. Although propane is gaseous at normal pressures, it is compressed into liquid form at relatively low pressures for storage and transportation. Propane is a clean-burning energy source, recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources.

Based upon industry publications, propane accounts for approximately 3% to 4% of household energy consumption in the United States, a level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and urban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit ("BTU") basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

     Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is less expensive than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential retail propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.

Competition

     In addition to competing with marketers of other fuels, we compete with other companies engaged in the retail propane distribution business. Competition within the retail propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers' cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based upon industry publications, we believe that the ten largest multi-state retail marketers of propane, including ourselves, account for approximately 49% of the total retail sales of propane in the United States and that there are approximately 5,000 local or regional distributors. We are the second largest retail marketer of propane in the United States based on retail gallons sold during fiscal 2003, representing what we believe to be approximately 11% of the retail propane gallons sold in the United States.

     Most of our retail distribution outlets compete with three or more marketers or distributors, the principal factors being price and service. We compete with other retail marketers primarily on the basis of reliability of service and responsiveness to customer needs, safety and price. Each retail distribution outlet operates in its own competitive environment because retail marketers typically reside in close proximity to their customers to lower the cost of providing service. The typical retail distribution outlet has an effective marketing radius of approximately 40 miles.

Other Activities

     Our other activities include the following:

o    wholesale propane marketing and distribution;
o    wholesale marketing of propane appliances;
o    the sale of refined fuels;
o    chemical feedstocks marketing;
o    natural gas liquids storage; and
o    common carrier services.

These activities together with the retail sale of propane appliances and related parts and fittings, the renting of tanks to retail customers, and other retail propane related services comprised approximately 12% of our gross profit in our fiscal year 2003.

     We engage in the wholesale marketing and distribution of propane to other retail propane distributors. In our past three fiscal years, we made the following sales to wholesale customers:

(In millions)
                                      Wholesale                      Wholesale
   Fiscal year ended                Gallons Sold                     Revenues
   -----------------                ------------                     --------
     July 31, 2003                       83                           $ 32.4
     July 31, 2002                       92                           $ 39.6
     July 31, 2001                       97                           $ 65.1


Employees

     We have no employees and are managed by our general partner pursuant to our partnership agreement. At September 30, 2003, our general partner had 4,385 full-time employees and 760 temporary and part-time employees.

Our general partner employed its full-time employees in the following areas:

        Retail Locations                                                3,727
        Transportation and Storage                                        245
        Corporate Offices in Liberty, MO and Houston, TX                  413
                                                                       -------
             Total                                                      4,385
                                                                       =======

     Less than one percent of our general partner's employees are represented by four local labor unions, which are all affiliated with the International
Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

     Our risk management activities, wholesale propane marketing, chemical feedstocks marketing, and other related functions are operated primarily out of our offices located in Houston, Texas by a total full-time corporate staff of 75 people.

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

     With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The National Fire Protection Association Pamphlet No. 58 establishes a set of rules and procedures governing the safe handling of propane. Those rules and procedures have been adopted as the industry standard by the states in which we operate.

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

Trademarks and Service Marks

     We market our goods and services under various trademarks and tradenames, which we own or have a right to use. Those trademarks and tradenames include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, Ferrellmeter, American Energy Incorporated and NRG Distributors. Our general partner has an option to purchase for a nominal value the tradenames "Ferrellgas" and "Ferrell North America" and the trademark "Ferrellmeter" that it contributed to us during 1994, if it is removed as our general partner other than "for cause." If our general partner ceases to serve as our general partner for any reason other than "for cause," it will have the option to purchase our other tradenames and trademarks from us for fair market value.

Businesses of Other Subsidiaries

     Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-issuer and co-obligor for our debt securities. Accordingly, and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented. Institutional investors that might otherwise be limited in their ability to invest in our debt securities, because we are a partnership, may be able to invest in our debt securities because Ferrellgas Partners Finance Corp. is a co-issuer and co-obligor. See Note B to Ferrellgas Partners Finance Corp.'s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.

     Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets and does not conduct any operations, but may serve as a co-issuer and co-obligor of future issuances of debt securities of the operating partnership. Accordingly, and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership. because of its structure, may be able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. is a co-issuer and co-obligor.

     Ferrellgas Receivables, LLC was organized in September 2000, and is a wholly-owned, unconsolidated qualifying special purpose entity and a subsidiary of the operating partnership. The operating partnership transfers interests in a pool of accounts receivable to Ferrellgas Receivables. Ferrellgas Receivables then sells the interests to a commercial paper conduit of Banc One, NA. Ferrellgas Receivables does not conduct any other activities. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the transactions with Ferrellgas Receivables are accounted for in the consolidated financial statements as sales of accounts receivable with the retention of an interest in transferred accounts receivable. The accounts receivable securitization is more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Investing Activities" and in Note E - Accounts receivable securitization - to our consolidated financial statements provided herein.

Risk factors

Risks Inherent to Our Industry

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters.

     Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our retail sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2003, approximately 62% of our retail propane volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total sales volume of propane and therefore our realized profits. A negative effect on our sales volume may in turn affect our results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

The retail propane business is highly competitive, which may negatively affect our sales volumes and/or our results of operations.

     Our profitability is affected by the competition for customers among all of the participants in the retail propane business. We compete with a number of large national and regional firms and several thousand small independent firms. Because of the relatively low barriers to entry into the retail propane market, there is the potential for small independent propane retailers, as well as other companies not previously engaged in retail propane distribution, to compete with our retail outlets. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. Some of our competitors may have greater financial resources than we do. Should a competitor attempt to increase market share by reducing prices, our operating margins and customer base may be negatively impacted. Generally, warmer-than-normal weather further intensifies competition. We believe that our ability to compete effectively depends on our service reliability, our responsiveness to customers and our ability to maintain competitive retail propane prices and control our operating expenses.

The retail propane industry is a mature one, which may limit our growth.

     The retail propane industry is a mature one. We foresee only limited growth in total national demand for propane in the near future. We believe the overall demand for retail propane has remained relatively constant over the past several years, with year-to-year industry volumes impacted primarily by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the retail propane industry is primarily dependent upon our ability to acquire other retail distributors and upon the success of our marketing efforts to acquire new customers. If we are unable to compete effectively in the retail propane business, we may lose existing customers or fail to acquire new customers.

The retail propane business faces competition from other energy sources, which may reduce the existing demand for our propane.

     Propane competes with other sources of energy, some of which are less costly for equivalent energy value. We compete for customers against other retail propane suppliers and against suppliers of electricity, natural gas and fuel oil. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, however, the gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets. We cannot predict the effect that the development of alternative energy sources might have on our operations.

Energy efficiency and technology advances may affect demand for propane; increases in propane prices may cause our customers to increase their conservation efforts.

     The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has reduced the retail demand for propane in our industry. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations. As the price of propane increases, our retail customers tend to increase their conservation efforts and thereby decrease their consumption of propane. We cannot predict the materiality of the effect of those decreases on our financial results.

Risks Inherent to Our Business

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

     We have substantial indebtedness and other financial obligations. As of July 31, 2003, we had:

o    total indebtedness of approximately $900.2 million;

o    partners' capital of Ferrellgas Partners of approximately $2.9 million;

o availability under the operating partnership's bank credit facility of approximately $136.1 million; and

o aggregate future minimum rental commitments under non-cancelable tank and other equipment operating leases of approximately $65.1 million.

     The operating partnership notes have maturity dates ranging from 2005 to 2013, and bear interest at rates ranging from 6.99% to 8.87%. These notes do not contain any sinking fund provisions but do require annual aggregate principal payments, without premium, during the following calendar years of approximately:

o    $109 million - 2005;

o    $ 58 million - 2006;

o    $ 90 million - 2007;

o    $ 52 million - 2008;

o    $ 73 million - 2009;

o    $ 82 million - 2010; and

o    $ 70 million - 2013.

     Amounts outstanding under the operating partnership's bank credit facility will be due on April 28, 2006. All of the indebtedness and other obligations described above are obligations of the operating partnership except for $218 million of senior debt due 2012 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp. This $218 million in principal amount of senior notes also contain no sinking fund provisions.

     Subject  to  the   restrictions   governing  the  operating   partnership's
indebtedness and other financial obligations and the indenture governing Ferrellgas Partners' outstanding senior notes due 2012, we may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to any debt securities we may issue.

     Our substantial indebtedness and other financial obligations could have important consequences to our unitholders. For example, it could:

o make it more difficult for us to satisfy our obligations with respect to our securities;

o impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

o result in higher interest expense in the event of increases in interest rates since some of our debt is, and will continue to be, at variable rates of interest;

o impair our operating capacity and cash flows if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

o require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures and other general partnership requirements;

o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

o place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

We may be unable to refinance our indebtedness or pay that indebtedness if it becomes due earlier than scheduled.

     If Ferrellgas Partners or the operating partnership are unable to meet their debt service obligations or other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We may then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Our failure to make payments, whether after acceleration of the due date of that indebtedness or otherwise, or our failure to refinance the indebtedness would impair our operating capacity and cash flows.

The terms of our senior units limit our use of proceeds from sales of equity.

     While our senior units are outstanding, other than issuances of equity pursuant to an exercise of any of our common unit options, Ferrellgas Partners may use up to $20 million of aggregate cash proceeds from sales of its equity to reduce our indebtedness. Any other cash proceeds from equity issuances must be used to redeem a portion of our outstanding senior units, all of which are owned by JEF Capital Management, Inc. As a result, as long as any of our senior units are outstanding, our ability to access the equity capital markets for purposes other than the redemption of our senior units, including meeting our future obligations under our existing securities or any other securities that we may issue, will be limited. JEF Capital Management is beneficially owned by James E. Ferrell, the President and Chief Executive Officer of our general partner and the Chairman of its Board of Directors.

Restrictive covenants in the agreements governing our indebtedness and other financial obligations may reduce our operating flexibility.

     The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership's indebtedness and other financial obligations contain, and any indenture that will govern debt securities issued by Ferrellgas Partners or the operating partnership may contain, various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things:

o    incur additional indebtedness;

o    make distributions to our unitholders;

o    purchase or redeem our outstanding equity interests or subordinated debt;

o    make specified investments;

o    create or incur liens;

o    sell assets;

o    engage in specified transactions with affiliates;

o restrict the ability of our subsidiaries to make specified payments, loans, guarantees and transfers of assets or interests in assets;

o    engage in sale-leaseback transactions;

o effect a merger or consolidation with or into other companies or a sale of all or substantially all of our properties or assets; and

o    engage in other lines of business.

     These restrictions could limit the ability of Ferrellgas Partners, the operating partnership and our other subsidiaries:

o    to obtain future financings;

o    to make needed capital expenditures;

o    to  withstand a future  downturn in our business or the economy in general;
     or

o to conduct operations or otherwise take advantage of business opportunities that may arise.

     Some of the agreements governing our indebtedness and other financial obligations also require the maintenance of specified financial ratios and the satisfaction of other financial conditions. Our ability to meet those financial ratios and conditions can be affected by unexpected downturns in business operations beyond our control, such as significantly warmer than normal weather, a volatile energy commodity cost environment or an economic downturn. Accordingly, we may be unable to meet these ratios and conditions. This failure could impair our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions, even if sufficient funds were available.

     Our breach of any of these covenants or the operating partnership's failure to meet any of these ratios or conditions could result in a default under the terms of the relevant indebtedness, which could cause such indebtedness or other financial obligations, and by reason of cross-default provisions, any of Ferrellgas Partners' or the operating partnership's other outstanding notes or future debt securities, to become immediately due and payable. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral, if any. If the lenders of the operating partnership's indebtedness or other financial obligations accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations, including our outstanding notes and any future debt securities.

Our results of operations and our ability to make distributions or pay interest or principal on debt securities could be negatively impacted by price and inventory risk and management of these risks.

     The amount of gross profit we make depends significantly on the excess of the sales price over our costs to purchase and distribute propane. Consequently, our profitability is sensitive to changes in energy prices, in particular, changes in wholesale propane prices. Propane is a commodity whose market price can fluctuate significantly based on changes in supply, changes in other energy prices or other market conditions. We have no control over these market conditions. In general, product supply contracts permit suppliers to charge posted prices plus transportation costs at the time of delivery or the current prices established at major delivery points. Any increase in the price of product could reduce our gross profit because we may not be able to immediately pass rapid increases in such costs, or costs to distribute product, on to our customers.

     While we generally attempt to minimize our inventory risk by purchasing product on a short-term basis, we may purchase and store propane or other natural gas liquids depending on inventory and price outlooks. We may purchase large volumes of propane at the then current market price during periods of low demand and low prices, which generally occurs during the summer months. The market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. A portion of our inventory is purchased under supply contracts that typically have a one-year term and at a price that fluctuates based on the prevailing market prices. To limit our overall price risk, we may purchase and store physical product and enter into fixed price over-the-counter energy commodity forward contracts and options that have terms of less than one year. This strategy may not be effective in limiting our price risk if, for example, weather conditions significantly reduce customer demand, or market or weather conditions prevent the delivery of physical product during periods of peak demand, resulting in excess physical product after the end of the winter heating season and the expiration of related forward or option contracts.

     Some of our sales are pursuant to commitments at fixed prices. To manage these commitments, we may purchase and store physical product and/or enter into fixed price-over-the-counter energy commodity forward contracts and options. We may enter into these agreements at volume levels that we believe are necessary to mitigate the price risk related to our anticipated sales volumes under the commitments. If the price of propane declines and our customers purchase less propane than we have purchased from our suppliers, we could incur losses when we sell the excess volumes. If the price of propane increases and our customers purchase more propane than we have purchased from our suppliers, we could incur losses when we are required to purchase additional propane to fulfill our customers' orders. The risk management of our inventory and contracts for the future purchase of product could impair our profitability if the price of product changes in ways we do not anticipate.

     We also purchase and sell derivatives to manage other risks associated with commodity prices. Our risk management trading activities use various types of energy commodity forward contracts, options, swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. These risk management trading activities are based on our management's estimates of future events and prices and are intended to generate a profit which we then apply to reduce our cost of product sold. However, if those estimates are incorrect or other market events outside of our control occur, such activities could generate a loss in future periods which would increase our cost of product sold and potentially impair our profitability.

     The Board of Directors of our general partner adopted a commodity risk management policy which places specified restrictions on all of our commodity risk management activities such as limits on the types of commodities, loss limits, time limits on contracts and limitations on our ability to enter into derivative contracts. The policy also requires the establishment of a risk management committee of senior executives. This committee is responsible for monitoring commodity risk management activities, establishing and maintaining timely reporting and establishing and monitoring specific limits on the various commodity risk management activities. These limits may be waived on a case-by-case basis by a majority vote of the risk management committee and/or Board of Directors, depending on the specific limit being waived. From time to time, for valid business reasons based on the facts and circumstances, authorization has been granted to allow specific commodity risk management positions to exceed established limits. In addition, the operating partnership's credit facility places limitations on our ability to amend our commodity risk management policy. If we sustain material losses from our risk management activities due to our failure to anticipate future events, a failure of the policy, incorrect waivers or otherwise, our ability to make distributions to our unitholders or pay interest or principal of any debt securities may be negatively impacted as a result of such loss.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

     Through our supply procurement activities, we purchased approximately 50% of our propane from ten suppliers during fiscal 2003. In addition, during extended periods of colder than normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

The availability of cash from our credit facilities may be impacted by many factors beyond our control.

     We typically borrow on the operating partnership's bank credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on the operating partnership's bank credit facility to fund distributions to our unitholders. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. We believe that the availability of cash from the operating partnership's bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs. However, if we were to experience an unexpected significant increase in working capital requirements or have insufficient funds to fund distributions, this need could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements may include:

o    a significant increase in the cost of propane;

o    a significant delay in the collections of accounts receivable;

o increased volatility in energy commodity prices related to risk management activities;

o    increased liquidity requirements imposed by insurance providers;

o    a significant downgrade in our credit rating;

o    decreased trade credit; or

o    a significant acquisition.

     As is typical in our industry, our customers do not pay upon receipt, but pay between thirty and sixty days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership's bank credit facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder than normal winter weather may have on future working capital availability.

We may not be successful in making acquisitions and any acquisitions we make may not result in our anticipated results; in either case, potentially limiting our growth, limiting our ability to compete and impairing our results of operations.

     We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire local, regional and national propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions of propane companies among the publicly-traded master limited partnerships. Although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that:

o we will be able to acquire any of these candidates on economically acceptable terms;

o we will be able to successfully integrate acquired operations with any expected cost savings;

o    any   acquisitions   made  will  not  be  dilutive  to  our   earnings  and
     distributions;

o any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders; or

o    any additional debt we incur to finance an acquisition  will not affect the
     operating   partnership's  ability  to  make  distributions  to  Ferrellgas
     Partners or service the operating partnership's existing debt.

We are subject to operating and litigation risks, which may not be covered by insurance.

     Our operations are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. We will maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. However, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

Current  economic  and  political   conditions  may  harm  the  energy  business
disproportionately to other industries.

     Deteriorating regional and global economic conditions and the effects of ongoing military actions against terrorists may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is most likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may:

o    result in delays or cancellations of customer orders;

o    impair our ability to effectively market or acquire propane; or

o impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

Risks Inherent to an Investment in Our Debt Securities

Ferrellgas Partners and the operating partnership are required to distribute all of their available cash to their equity holders and Ferrellgas Partners and the operating partnership are not required to accumulate cash for the purpose of meeting their future obligations to holders of their debt securities, which may limit the cash available to service those debt securities.

     Subject to the limitations on restricted payments contained in the indenture that governs Ferrellgas Partners' outstanding notes, the instruments governing the outstanding indebtedness of the operating partnership and any applicable indenture that will govern any debt securities Ferrellgas Partners or the operating partnership may issue, the partnership agreements of both Ferrellgas Partners and the operating partnership require us to distribute all of our available cash each fiscal quarter to our limited partners and our general partner and do not require us to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership. As a result of these distribution requirements, we do not expect either Ferrellgas Partners or the operating partnership to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions and because we are not required to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership, such distributions could significantly reduce the cash available to us in subsequent periods to make payments on any debt securities of Ferrellgas Partners or the operating partnership. Debt securities of Ferrellgas Partners will be structurally subordinated to all indebtedness and other liabilities of the operating partnership and its subsidiaries.

     Debt securities of Ferrellgas Partners will be effectively subordinated to all existing and future claims of creditors of the operating partnership and its subsidiaries, including:

o    the lenders under the operating partnership's indebtedness;

o    the claims of lessors under the operating partnership's operating leases;

o the claims of the lenders and their affiliates under the operating partnership's accounts receivable securitization facility;

o debt securities, including any subordinated debt securities, issued by the operating partnership; and

o all other possible future creditors of the operating partnership and its subsidiaries.

     This subordination is due to these creditors' priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners' claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners' debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership's creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners' debt securities. Thereafter, the holders of Ferrellgas Partners' debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2003, the operating partnership had approximately $821.9 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

All payments on any subordinated debt securities that we may issue will be subordinated to the payments of any amounts due on any senior indebtedness that we may have issued or incurred.

     The right of the holders of subordinated debt securities to receive payment of any amounts due to them, whether interest, premium or principal, will be subordinated to the right of all of the holders of our senior indebtedness, as such term will be defined in the applicable subordinated debt indenture, to receive payments of all amounts due to them. If an event of default on any of our senior indebtedness occurs, then until such event of default has been cured, we may be unable to make payments of any amounts due to the holders of our subordinated debt securities. Accordingly, in the event of insolvency, creditors who are holders of our senior indebtedness may recover more, ratably, than the holders of our subordinated debt securities.

Debt securities of Ferrellgas Partners are expected to be non-recourse to the operating partnership, which will limit remedies of the holders of Ferrellgas Partners' debt securities.

     Ferrellgas Partners' obligations under any debt securities are expected to be non-recourse to the operating partnership. Therefore, if Ferrellgas Partners' should fail to pay the interest or principal on the notes or breach any of its other obligations under its debt securities or any applicable indenture, holders of debt securities of Ferrellgas Partners will not be able to obtain any such payments or obtain any other remedy from the operating partnership or its subsidiaries. The operating partnership and its subsidiaries will not be liable for any of Ferrellgas Partners' obligations under its debt securities or the applicable indenture.

Ferrellgas Partners or the operating partnership may be unable to repurchase debt securities upon a change of control and it may be difficult to determine if a change of control has occurred.

     Upon the occurrence of "change of control" events as may be described from time to time in our filings with the SEC and related to the issuance by Ferrellgas Partners or the operating partnership of debt securities, the applicable issuer or a third party may be required to make a change of control offer to repurchase those debt securities at a premium to their principal amount, plus accrued and unpaid interest. The applicable issuer may not have the financial resources to purchase its debt securities in that circumstance, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness. The indenture governing Ferrellgas Partners' outstanding notes contains such a repurchase requirement. Some of the agreements governing the operating partnership's indebtedness currently provide that specified change of control events will result in the acceleration of the indebtedness under those agreements. Future debt agreements of Ferrellgas Partners or the operating partnership may also contain similar provisions. The obligation to repay any accelerated indebtedness of the operating partnership will be structurally senior to Ferrellgas Partners' obligations to repurchase its debt securities upon a change of control. In addition, future debt agreements of Ferrellgas Partners or the operating partnership may contain other restrictions on the ability of Ferrellgas Partners or the operating partnership to repurchase its debt securities upon a change of control. These restrictions could prevent the applicable issuer from satisfying its obligations to purchase its debt securities unless it is able to refinance or obtain waivers under any indebtedness of Ferrellgas Partners or of the operating partnership containing these restrictions. The applicable issuer's failure to make or consummate a change of control repurchase offer or pay the change of control purchase price when due will give the trustee and the holders of the debt securities particular rights that will be described from time to time in our filings with the SEC.

     In addition, one of the events that may constitute a change of control is a sale of all or substantially all of the applicable issuer's assets. The meaning of "substantially all" varies according to the facts and circumstances of the subject transaction and has no clearly established meaning under New York law, which is the law that will likely govern any indenture for the debt securities. This ambiguity as to when a sale of substantially all of the applicable issuer's assets has occurred may make it difficult for holders of debt securities to determine whether the applicable issuer has properly identified, or failed to identify, a change of control.

There may be no active trading market for our debt securities, which may limit a holder's ability to sell our debt securities.

     We do not intend to list the debt securities we may issue from time to time on any securities exchange or to seek approval for quotations through any automated quotation system. An established market for the debt securities may not develop, or if one does develop, it may not be maintained. Although underwriters may advise us that they intend to make a market in the debt securities, they are not expected to be obligated to do so and may discontinue such market making activity at any time without notice. In addition, market-making activity will be subject to the limits imposed by the Securities Act and the Exchange Act. For these reasons, we cannot assure a debt holder that:

o    a liquid market for the debt securities will develop;

o    a debt holder will be able to sell its debt securities; or

o a debt holder will receive any specific price upon any sale of its debt securities.

     If a public market for the debt securities did develop, the debt securities could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors, including prevailing interest rates, the market for similar debt securities and our financial performance. Historically, the market for non-investment grade debt, such as our debt securities, has been subject to disruptions that have caused substantial fluctuations in the prices of these securities.

Risks Inherent to an Investment in Ferrellgas Partners' Equity

Ferrellgas Partners may sell additional limited partner interests, diluting existing interests of unitholders.

     The partnership agreement of Ferrellgas Partners generally allows Ferrellgas Partners to issue additional limited partner interests and other equity securities. When Ferrellgas Partners issues additional equity securities, a unitholder's proportionate partnership interest will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of common units. The issuance of additional common units will also diminish the relative voting strength of the previously outstanding common units.

Cash distributions are not guaranteed and may fluctuate with our performance and other external factors.

     Although we are required to distribute all of our "available cash," we cannot guarantee the amounts of available cash that will be distributed to the holders of our equity securities. Available cash generally means, for any fiscal quarter, the sum of all cash received by us from all sources and any reductions in reserves, less the sum of all of our cash disbursements and any additions to reserves. The actual amounts of available cash will depend upon numerous factors, including:

o    cash flow generated by operations;

o    weather in our areas of operation;

o    borrowing capacity under our credit facilities;

o    principal and interest payments made on our debt;

o    the costs of acquisitions, including related debt service payments;

o    restrictions contained in debt instruments;

o    issuances of debt and equity securities;

o    fluctuations in working capital;

o    capital expenditures;

o    adjustments in reserves made by our general partner in its discretion;

o    prevailing economic conditions; and

o financial, business and other factors, a number of which will be beyond our control.

Cash distributions are dependent primarily on cash flow, including from reserves and, subject to limitations, working capital borrowings. Cash distributions are not dependent on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

Our general partner has broad discretion to determine the amount of "available cash" for distribution to holders of our equity securities through the establishment and maintenance of cash reserves, thereby potentially lessening and limiting the amount of "available cash" eligible for distribution.

     Our general partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as "available cash." Part of this discretion comes from the ability of our general partner to establish and make additions to our reserves. Decisions as to amounts to be placed in or released from reserves have a direct impact on the amount of available cash for distributions because increases and decreases in reserves are taken into account in computing available cash. Funds within or added to our reserves are not considered to be "available cash" and are therefore not required to be distributed. Each fiscal quarter, our general partner may, in its reasonable discretion, determine the amounts to be placed in or released from reserves, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:

o to comply with the terms of any of our agreements or obligations, including the establishment of reserves to fund the payment of interest and principal in the future of any debt securities of Ferrellgas Partners or the operating partnership;

o to provide for level distributions of cash notwithstanding the seasonality of our business; and

o to provide for future capital expenditures and other payments deemed by our general partner to be necessary or advisable.

     The decision by our general partner to establish, increase or decrease our reserves may limit the amount of cash available for distribution to holders of our equity securities. Holders of our equity securities will not receive payments required by such securities unless we are able to first satisfy our own obligations and the establishment of any reserves. See the first risk factor under "--Risks Arising from Our Partnership Structure and Relationship with Our General Partner."

The debt agreements of Ferrellgas Partners and the operating partnership may limit their ability to make distributions to holders of their equity securities.

     The  debt  agreements  governing  Ferrellgas  Partners'  and the  operating partnership's outstanding indebtedness contain restrictive covenants that may limit or prohibit distributions to holders of their equity securities under various circumstances. Ferrellgas Partners' existing indenture generally prohibits it from:

o making any distributions to unitholders if an event of default exists or would exist when such distribution is made;

o if its consolidated fixed charge coverage ratio as defined in the indenture is greater than 1.75 to 1.00, distributing amounts in excess of 100% of available cash for the immediately preceding fiscal quarter; or

o if its consolidated fixed charge coverage ratio as defined in the indenture is less than or equal to 1.75 to 1.00, distributing amounts in excess of $25 million less any restricted payments made for the prior sixteen fiscal quarters plus the aggregate cash contributions made to us during that period.

See the first risk factor under "--Risks Arising from Our Partnership Structure and Relationship with Our General Partner" for a description of the restrictions on the operating partnership's ability to distribute cash to Ferrellgas Partners. Any indenture applicable to future issuances of debt securities by Ferrellgas Partners or the operating partnership may contain restrictions that are the same as or similar to those in their existing debt agreements.

The distribution priority to our common units owned by the public terminates no later than December 31, 2005.

     Assuming that the restrictions under our debt agreements are met, our partnership agreements require us to distribute 100% of our available cash to our unitholders on a quarterly basis. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. Currently, the common units owned by the public have a right to receive distributions of available cash before any distributions of available cash are made on the common units owned by Ferrell Companies, Inc. After the payment of any required distributions on our senior units, we must pay a distribution on the publicly-held common units before we pay a distribution on the common units held by Ferrell Companies. If there exists an outstanding amount of deferred distributions on the common units held by Ferrell Companies of $36 million, the common units held by Ferrell Companies will be paid in the same manner as the publicly-held common units. While there are any deferred distributions outstanding on common units held by Ferrell Companies, we may not increase the distribution to our public common unitholders above the highest quarterly distribution paid on our common units for any of the immediately preceding four fiscal quarters. After payment of all required distributions, we will use remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies.

     This distribution priority right is scheduled to end December 31, 2005, or earlier if there is a change of control, we dissolve or Ferrell Companies sells all of our common units held by it. Whether an extension of the expiration of the distribution priority is likely or unlikely involves several factors that are not currently known and/or cannot be assessed until a time closer to the expiration date. The termination of this distribution priority may lower the market price for our common units.

The holder of our senior units may have the right in the future to convert the senior units into common units, substantially diluting our existing common unitholders.

     The senior unitholder has the option to convert our senior units into common units beginning on the earlier of December 31, 2005, or the occurrence of a material event, as defined in the partnership agreement of Ferrellgas Partners. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation preference, currently $40 plus any accrued and unpaid distributions, divided by the then current market price of a common unit. This conversion may be dilutive to our existing common unitholders.

     Generally, a material event includes:

o    a change of control;

o our treatment as an association taxable as a corporation for federal income tax purposes;

o our failure to use the aggregate cash proceeds from equity issuances, other than issuances of equity pursuant to an exercise of any unit options, to redeem a portion of our senior units other than up to $20 million of cash proceeds from equity issuances used to reduce our indebtedness; or

o our failure to pay the senior unit distribution in full for any fiscal quarter.

The holder of our senior units may have the right in the future to sell our senior units, or the common units received upon a conversion of our senior units, with special indemnification rights.

     Currently, our outstanding senior units may not be transferred. However, that restriction will lapse on the earlier of December 31, 2005, or upon the occurrence of a material event as described above. If the current restrictions on the sale or conversion of our senior units lapse as discussed above and the holder were to sell any of our senior units prior to December 17, 2007, we are required to indemnify the holder for the amount of the shortfall, if any, if the proceeds from that sale are less than the original aggregate face value of the applicable senior units. The original face value of each senior unit is $40. The aggregate face value of the 2.0 million senior units outstanding as of July 31, 2003 was $79.8 million. The actual amount of a shortfall, if any, will depend on our financial standing and market circumstances at the time of any sale.

A redemption of our senior units may be dilutive to our common unitholders.

     Our senior units are redeemable in whole or in part by us at our sole discretion. Each senior unit is redeemable at its liquidation preference of $40 plus any accumulated and unpaid senior unit distributions. We may issue additional equity interests for cash to provide the funds to redeem all or part of our outstanding senior units. Such an issuance may be dilutive to our common unitholders.

Persons owning 20% or more of Ferrellgas Partners' common units cannot vote. This limitation does not apply to common units owned by Ferrell Companies, our general partner and its affiliates or the common units into which our senior units are converted by the current holder thereof.

     All common units held by a person that owns 20% or more of Ferrellgas Partners' common units cannot be voted. This provision may:

o discourage a person or group from attempting to remove our general partner or otherwise change management; and

o reduce the price at which our common units will trade under various circumstances.

     This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, owns all of the outstanding capital stock of our general partner in addition to approximately 47% of our common units.

     If our senior units convert into common units, the current holder may vote any converted common units even if the aggregate number of common units issued upon conversion exceeds 20% of the then outstanding common units. This voting exemption does not apply if the converted common units are held by someone other than the current holder or a related party of the current holder, as defined in the partnership agreement of Ferrellgas Partners.

Risks Arising from Our Partnership Structure and Relationships with Our General Partner

Ferrellgas Partners is a holding company and has no material operations or assets. Accordingly, Ferrellgas Partners is dependent on distributions from the operating partnership to service its obligations. These distributions are not guaranteed and may be restricted.

     Ferrellgas Partners is a holding company for our subsidiaries, including the operating partnership. Ferrellgas Partners has no material operations and only limited assets. Ferrellgas Partners Finance Corp. is Ferrellgas Partners wholly-owned finance subsidiary, may be a co-obligor on any of its debt securities, conducts no business and has nominal assets. Accordingly, Ferrellgas Partners is dependent on cash distributions from the operating partnership and its subsidiaries to service obligations of Ferrellgas Partners. The operating partnership is required to distribute all of its available cash each fiscal quarter, less the amount of cash reserves that our general partner determines is necessary or appropriate in its reasonable discretion to provide for the proper conduct of our business, to provide funds for distributions over the next four fiscal quarters or to comply with applicable law or with any of our debt or other agreements. This discretion may limit the amount of available cash the operating partnership may distribute to Ferrellgas Partners each fiscal quarter. Holders of Ferrellgas Partners' securities will not receive payments required by those securities unless the operating partnership is able to make distributions to Ferrellgas Partners after the operating partnership first satisfies its obligations under the terms of its own borrowing arrangements and reserves any necessary amounts to meet its own financial obligations.

     In addition, the various agreements governing the operating partnership's indebtedness and other financing transactions permit quarterly distributions only so long as each distribution does not exceed a specified amount, the operating partnership meets a specified financial ratio and no default exists or would result from such distribution. Those agreements include the indentures governing the operating partnership's existing notes, a bank credit facility and an accounts receivable securitization facility. Each of these agreements contain various negative and affirmative covenants applicable to the operating partnership and some of these agreements require the operating partnership to maintain specified financial ratios. If the operating partnership violates any of these covenants or requirements, a default may result and distributions would be limited. These covenants limit the operating partnership's ability to, among other things:

o    incur additional indebtedness;

o    engage in transactions with affiliates;

o    create or incur liens;

o    sell assets;

o    make restricted payments, loans and investments;

o    enter into business combinations and asset sale transactions; and

o    engage in other lines of business.

The ownership of our general partner could change if Ferrell Companies defaults on its outstanding indebtedness.

     Ferrell Companies owns all of the outstanding capital stock of our general partner in addition to approximately 47% of our common units. As of July 31, 2003, Ferrell Companies had pledged these securities against approximately $59 million of senior debt, net of pledged cash reserves, with a scheduled maturity of June 2006. If and when such senior debt is completely extinguished in the future, Ferrell Companies has agreed to subsequently pledge these common units and other collateral against its then outstanding subordinated debt, if any. As of July 31, 2003, the outstanding balance of such subordinated debt was approximately $50 million, with a scheduled maturity of August 2007. In addition to its cash reserves, Ferrell Companies' primary sources of income to pay its debt are dividends that Ferrell Companies receives from our general partner and distributions received on the common units it holds. For the year ended July 31, 2003, Ferrell Companies received approximately $38 million from these sources. If Ferrell Companies defaults on its debt, its lenders could acquire control of our general partner and the common units owned by it. In that case, the lenders could change management of our general partner and operate the general partner with different objectives than current management.

Unitholders have some limits on their voting rights; our general partner manages and operates us precluding the participation of our unitholders in operational decisions.

     Our general partner manages and operates us. Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Amendments to the partnership agreement of Ferrellgas Partners may be proposed only by or with the consent of our general partner. Proposed amendments must generally be approved by holders of at least a majority of our common units and also, if the amendment will adversely affect our senior units, a majority of our senior units.

     Unitholders will have no right to elect our general partner on an annual or other continuing basis, and our general partner may not be removed except pursuant to:

o the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the common units owned by our general partner and its affiliates; and

o upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding units entitled to vote, which includes both common units and senior units.

     Because Ferrell Companies, the parent of our general partner, owns approximately 47% of our outstanding common units and JEF Capital Management owns 100% of our outstanding senior units, amendments to the partnership agreement of Ferrellgas Partners may not be made and our general partner may not be removed without its consent and the consent of JEF Capital Management, if applicable. JEF Capital Management is beneficially owned by James E. Ferrell, the president, chief executive officer and chairman of the Board of Directors of our general partner.

Our general partner has a limited call right with respect to the limited partner interests of Ferrellgas Partners.

     If at any time less than 20% of the then-issued and outstanding limited partner interests of any class of Ferrellgas Partners are held by persons other than our general partner and its affiliates, our general partner has the right, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining limited partner interests of such class held by such unaffiliated persons at a price generally equal to the then-current market price of limited partner interests of such class. As a consequence, a unitholder may be required to sell its common units at a time when the unitholder may not desire to sell them or at a price that is less than the price desired to be received upon such sale.

Unitholders may not have limited liability in specified circumstances and may be liable for the return of distributions.

     The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right, or the exercise of the right by the limited partners as a group, to:

o    remove or replace our general partner;

o    make specified amendments to our partnership agreements; or

o take other action pursuant to our partnership agreements that constitutes participation in the "control" of our business,

then the limited partners could be held liable in some circumstances for our obligations to the same extent as a general partner.

     In addition, under some circumstances a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. Unitholders will not be liable for assessments in addition to their initial capital investment in our common units. Under Delaware General Corporate Law, we may not make a distribution to our unitholders if the distribution causes all our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities for which recourse is limited to specific property are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date. Under Delaware law, an assignee that becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to that assignee at the time such assignee became a limited partner if the liabilities could not be determined from the partnership agreements.

Our general partner's liability to us and our unitholders may be limited.

     The partnership agreements of Ferrellgas Partners and the operating partnership contain language limiting the liability of our general partner to us and to our unitholders. For example, those partnership agreements provide that:

o the general partner does not breach any duty to us or our unitholders by borrowing funds or approving any borrowing; our general partner is protected even if the purpose or effect of the borrowing is to increase incentive distributions to our general partner;

o our general partner does not breach any duty to us or our unitholders by taking any actions consistent with the standards of reasonable discretion outlined in the definitions of available cash and cash from operations contained in our partnership agreements; and

o our general partner does not breach any standard of care or duty by resolving conflicts of interest unless our general partner acts in bad faith.

The modifications of state law standards of fiduciary duty contained in our partnership agreements may significantly limit the ability of unitholders to successfully challenge the actions of our general partner as being a breach of what would otherwise have been a fiduciary duty. These standards include the highest duties of good faith, fairness and loyalty to the limited partners. Such a duty of loyalty would generally prohibit a general partner of a Delaware limited partnership from taking any action or engaging in any transaction for which it has a conflict of interest. Under our partnership agreements, our general partner may exercise its broad discretion and authority in our management and the conduct of our operations as long as our general partner's actions are in our best interest.

Our general partner and its affiliates may have conflicts with us.

     The directors and officers of our general partner and its affiliates have fiduciary duties to manage itself in a manner that is beneficial to its stockholder. At the same time, our general partner has fiduciary duties to manage us in a manner that is beneficial to us and our unitholders. Therefore, our general partner's duties to us may conflict with the duties of its officers and directors to its stockholder.

     Matters in which, and reasons that, such conflicts of interest may arise include:

o decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

o borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

o we do not have any employees and rely solely on employees of our general partner and its affiliates;

o under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

o our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

o neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

o whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

o our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

o any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

o our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

o our partnership agreements provide that it will not constitute a breach of our general partner's fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

o our general partner and its affiliates have no obligation to present business opportunities to us; and

o our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises.

     James E. Ferrell is the President and Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns JEF Capital Management, the holder of our senior units, and other companies with whom we conduct our ordinary business operations. Mr. Ferrell's ownership of these entities may conflict with his duties as an officer and director of our general partner. Matters in which such conflicts of interest may arise include:

o our issuance of common units and the redemption of our senior units; see "--Risks Inherent to Our Business--The terms of our senior units limit our use of proceeds from sales of equity" and "--Risks Inherent to an Investment in Our Equity--The holder of our senior units may have the right in the future to convert the senior units into common units, substantially diluting our existing common unitholders;"

o a request by us for Mr. Ferrell to waive particular rights he may have as the beneficial owner of our senior units; and

o our relationship and conduct of business with any of Mr. Ferrell's companies.

See "Conflicts of Interest and Fiduciary Responsibilities."

Ferrell Companies may transfer the ownership of our general partner which could cause a change of our management and affect the decisions made by our general partner regarding resolutions of conflicts of interest.

     Prior to July 31, 2004, our general partner has agreed:

o not to voluntarily withdraw as the general partner of Ferrellgas Partners without the approval of the holders of at least two-thirds of its outstanding common units, excluding common units held by our general partner and its affiliates;

o not to voluntarily withdraw as the general partner of the operating partnership without the approval of Ferrellgas Partners; and

o not to sell its general partner interest, other than to an affiliate or under other limited circumstances, without the approval of the holders of at least a majority of our outstanding common units, excluding common units owned by our general partner and its affiliates.

     Ferrell Companies, the owner of our general partner, may however dispose of the capital stock of our general partner without the consent of our unitholders. In such an instance, our general partner will remain bound by our partnership agreements. If, however, through share ownership or otherwise, persons not now affiliated with our general partner were to acquire its general partner interest in us or effective control of our general partner, our management and resolutions of conflicts of interest, such as those described above, could change substantially.

Our general partner can protect itself against dilution.

     Whenever we issue equity securities to any person other than our general partner and its affiliates, our general partner has the right to purchase additional limited partner interests on the same terms. This allows our general partner to maintain its partnership interest in us. No other unitholder has a similar right. Therefore, only our general partner may protect itself against dilution caused by our issuance of additional equity securities.

Tax Risks

The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders.

     The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. We believe that, under current law, we have been and will continue to be classified as a partnership for federal income tax purposes. One of the requirements for such classification is that at least 90% of our gross income for each taxable year has been and will be "qualifying income" within the meaning of Section 7704 of the Internal Revenue Code. Whether we will continue to be classified as a partnership in part depends on our ability to meet this qualifying income test in the future.

     If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently, 35% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate distributions and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our common units.

     A change in current law or a change in our business could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Our partnership agreements provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, provisions of our partnership agreements will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of such law on us.

A successful IRS contest of the federal income tax positions we take may reduce the market value of our common units and the costs of any contest will be borne by us and therefore indirectly by our unitholders and our general partner.

     We have not requested any ruling from the IRS with respect to:

o    our classification as a partnership for federal income tax purposes; or

o whether our propane operations generate "qualifying income" under Section 7704 of the Internal Revenue Code.

The IRS may adopt positions that differ from those expressed herein or from the positions we take. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of the positions we take, and some or all of these positions ultimately may not be sustained. Any contest with the IRS may materially reduce the market value of our common units and the prices at which our common units trade. In addition, our costs of any contest with the IRS will be borne by us and therefore indirectly by our unitholders and our general partner.

Unitholders may be required to pay taxes on income from us even if unitholders do not receive any cash distributions from us.

     A unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes on its share of our taxable income, even if it does not receive cash distributions from us. A unitholder may not receive cash distributions equal to its share of our taxable income or even the tax liability that results from that income. Further, a unitholder may incur a tax liability in excess of the amount of cash it receives upon the sale of its units.

The ratio of taxable income to cash distributions could be higher or lower than our estimates, which could result in a material reduction of the market value of our common units.

     We estimate that a person who acquires common units in the 2003 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2003 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

There are limits on the deductibility of losses.

     In the case of unitholders subject to the passive loss rules (generally, individuals and closely held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder's share of our net passive income may be offset by unused losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly-traded partnerships.

Tax gain or loss on the disposition of our common units could be different than expected.

     If a unitholder sells its common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price you receive is less than its original cost. A substantial portion of the amount realized, whether or not representing a gain, will likely be ordinary income to that unitholder. Should the IRS successfully contest some positions we take, a selling unitholder could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash that unitholder receives from the sale.

Tax-exempt entities, regulated investment companies, and foreign persons face unique tax issues from owning common units that may result in additional tax liability or reporting requirements for them.

     An investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts, regulated investment companies, generally known as mutual funds, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Very little of our income will be qualifying income to a regulated investment company or mutual fund. Distributions to non-U.S. persons will be reduced by withholding taxes, at the highest effective tax rate applicable to individuals, and non-U.S. persons will be required to file federal income tax returns and generally pay tax on their share of our taxable income.

Our tax shelter registration could increase the risk of a potential IRS audit.

     We are registered with the IRS as a tax shelter. The IRS has issued to us the following tax shelter registration number: 94201000010. Issuance of the registration number does not indicate that an investment in us or the claimed tax benefits have been reviewed, examined or approved by the IRS. The tax laws require that some types of entities, including some partnerships, register as "tax shelters" in response to the perception that they claim tax benefits that may be unwarranted. As a result, we may be audited by the IRS and tax adjustments could be made. The rights of a unitholder owning less than a 1% interest in us to participate in the income tax audit process are very limited. Further, any adjustments in our tax returns will lead to adjustments in the unitholders' tax returns and may lead to audits of unitholders' tax returns and adjustments of items unrelated to us. A unitholder will bear the cost of any expenses incurred in connection with an examination of its personal tax return.

Reporting of partnership tax information is complicated and subject to audits; we cannot guarantee conformity to IRS requirements.

     We will furnish each unitholder with a Schedule K-1 that sets forth that unitholder's allocable share of income, gains, losses and deductions. In preparing these schedules, we will use various accounting and reporting conventions and adopt various depreciation and amortization methods. We cannot guarantee that these schedules will yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. If any of the information on these schedules is successfully challenged by the IRS, the character and amount of items of income, gain, loss or deduction previously reported by unitholders might change, and unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

Unitholders may lose tax benefits as a result of nonconforming depreciation conventions.

     Because we cannot match transferors and transferees of common units, uniformity of the economic and tax characteristics of our common units to a purchaser of common units of the same class must be maintained. To maintain uniformity and for other reasons, we will take depreciation and amortization positions that may not conform to all aspects of the Treasury Regulations. A successful IRS challenge to those positions could reduce the amount of tax benefits available to our unitholders. A successful challenge could also affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder's tax returns.

As a result of investing in our common units, a unitholder will likely be subject to state and local taxes and return filing requirements in jurisdictions where it does not live.

     In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We currently conduct business in 45 states. It is a unitholder's responsibility to file all required United States federal, state and local tax returns.

States may subject partnership to entity-level taxation in the future; thereby decreasing the amount of cash available to us for distributions and potentially causing a decrease in the distribution levels, including a decrease in the minimum quarterly distribution.

     Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced. The partnership agreements of Ferrellgas Partners and the operating partnership each provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects one or both partnerships to taxation as a corporation or otherwise subjects one or both partnerships to entity-level taxation for federal, state or local income tax purposes, provisions of one or both partnership agreements will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of those taxes.

Unitholders may have negative tax consequences if we default on our debt or sell assets.

     If we default on any of our debt, the lenders will have the right to sue us for non-payment. That action could cause an investment loss and negative tax consequences for our unitholders through the realization of taxable income by unitholders without a corresponding cash distribution. Likewise, if we were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, our unitholders could have increased taxable income without a corresponding cash distribution.

Conflicts of Interest

     Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our general partner and its affiliates, on the other. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its stockholder. At the same time, our general partner has fiduciary duties to manage us in a manner beneficial to us and our unitholders. The duties of our general partner to us and our unitholders, therefore, may conflict with the duties of the directors and officers of our general partner to its stockholder.

     Matters in which, and reasons that, such conflicts of interest may arise include:

o decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

o borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

o we do not have any employees and rely solely on employees of our general partner and its affiliates;

o under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

o our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

o neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

o whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

o our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

o any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

o our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

o our partnership agreements provide that it will not constitute a breach of our general partner's fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

o our general partner and its affiliates have no obligation to present business opportunities to us; and

o our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises.

     James E. Ferrell is the President and Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns JEF Capital Management, the holder of our senior units, and other companies with whom we conduct our ordinary business operations. Mr. Ferrell's ownership of these entities may conflict with his duties as an officer and director of our general partner. Matters in which such conflicts of interest may arise include:

o our issuance of common units and the redemption of our senior units; see "Risk Factors - Risks Inherent to Our Business - The terms of our senior units limit our use of proceeds from sales of equity" and "Risk Factors - Risks Inherent to an Investment in Our Equity - The holder of our senior units may have the right in the future to convert the senior units into common units, substantially diluting our existing common unitholders;"

o a request by us for Mr. Ferrell to waive particular rights he may have as the beneficial owner of our senior units; and

o our relationship and conduct of business with any of Mr. Ferrell's companies.

Prior to July 31, 2004, our general partner has agreed:

o not to voluntarily withdraw as the general partner of Ferrellgas Partners without the approval of the holders of at least two-thirds of its outstanding common units, excluding common units held by our general partner and its affiliates;

o not to voluntarily withdraw as the general partner of the operating partnership without the approval of Ferrellgas Partners; and

o not to sell its general partner interest, other than to an affiliate or under other limited circumstances, without the approval of the holders of at least a majority of our outstanding common units, excluding common units owned by our general partner and its affiliates.

     Ferrell Companies, the owner of our general partner, may however dispose of the capital stock of our general partner without the consent of our unitholders. In such an instance, our general partner will remain bound by our partnership agreements. If, however, through share ownership or otherwise, persons not now affiliated with our general partner were to acquire its general partner interest in us or effective control of our general partner, our management and resolutions of conflicts of interest, such as those described above, could change substantially.

Fiduciary Responsibilities

     Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit the general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. Our partnership agreements expressly permit our general partner to resolve conflicts of interest between itself or its affiliates, on the one hand, and us or our unitholders, on the other, and to consider, in resolving such conflicts of interest, the interests of other parties in addition to the interests of our unitholders. In addition, the partnership agreement of Ferrellgas Partners provides that a purchaser of common units is deemed to have consented to specified conflicts of interest and actions of our general partner and its affiliates that might otherwise be prohibited, including those described above, and to have agreed that such conflicts of interest and actions do not constitute a breach by our general partner of any duty stated or implied by law or equity. Our general partner will not be in breach of its obligations under our partnership agreements or its duties to us or our unitholders if the resolution of such conflict is fair and reasonable to us. Any resolution of a conflict approved by the audit committee of our general partner is conclusively deemed fair and reasonable to us. The latitude given in our partnership agreements to our general partner in resolving conflicts of interest may significantly limit the ability of a unitholder to challenge what might otherwise be a breach of fiduciary duty.

     The partnership agreements of Ferrellgas Partners and the operating partnership expressly limit the liability of our general partner by providing that our general partner, its affiliates and their officers and directors will not be liable for monetary damages to us, our unitholders or assignees thereof for errors of judgment or for any acts or omissions if our general partner and such other persons acted in good faith. In addition, we are required to indemnify our general partner, its affiliates and their respective officers, directors, employees, agents and trustees to the fullest extent permitted by law against liabilities, costs and expenses incurred by our general partner or such other persons if our general partner or such persons acted in good faith and in a manner they reasonably believed to be in, or (in the case of a person other than our general partner) not opposed to, the best interests of us and, with respect to any criminal proceedings, had no reasonable cause to believe the conduct was unlawful.

ITEM 2.       PROPERTIES.

     As of July 31, 2003, we owned or leased the following transportation equipment that was utilized primarily in the retail distribution of propane.

                                                   Owned       Leased      Total
                                                   -----       ------      -----
Truck tractors ..............................        66          146        212
Transport trailers...........................        315          52        367
Cylinder delivery trucks......................       317         240        557
Bulk delivery trucks..........................     1,522         815      2,337
Pickup and service trucks.....................     1,139         487      1,626
Railroad tank cars............................        -          128        128

     The transport trailers have an average capacity of approximately 10,000 gallons. The bulk delivery trucks are generally fitted with 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

     A typical retail distribution outlet is comprised of one to three acres of land, a small office, a workshop, aggregate bulk storage capacity of 12,000 to 368,000 gallons operated at multiple sites and an inventory of customer storage tanks and portable propane cylinders that it provides to its retail customers for propane storage. At July 31, 2003, we owned approximately 44 million gallons of propane storage at our retail distribution outlets. We own our land and buildings in the local markets of approximately half of our operating locations and lease the remaining facilities on terms customary in the industry.

     We own approximately 1.1 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately
0.7 million portable propane cylinders, most of which are used by our industrial and commercial customers.

     We own underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah and four above-ground storage facilities primarily located in the Upper Midwest and North Carolina. Together, these storage facilities are capable of holding 248 million gallons of natural gas liquids.

                  (in millions of gallons)
                                                                       Storage
                  Location                                            Capacity
                  --------                                            --------
                  Adamana, Arizona                                        96
                  Hutchinson, Kansas                                     142
                  Moab, Utah and above-ground storage                     10
                                                                      --------
                        Total                                            248
                                                                      ========

     Currently, we lease approximately 177 million gallons of this capacity to third parties. The remaining space is available for our use.

     We own land and two buildings with 54,691 square feet of office space and lease 6,250 square feet of office space that together comprise our corporate headquarters in Liberty, Missouri, and lease 27,696 square feet of office space in Houston, Texas.

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

     Currently, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these lawsuits. However, we believe that there are no known claims or known contingent claims that will upon resolution or final adjudication have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED UNITHOLDER AND STOCKHOLDER MATTERS.

Common Units of Ferrellgas Partners

     Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol FGP. As of September 30, 2003, we had 831 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for the periods indicated.

                                    Common Unit         Distributions
                                    Price Range       Declared Per Unit
                               -------------------- ---------------------
                                  High       Low
                                                  2002
                               ---------- ---------- ---------------------
First Quarter                    $19.89     $16.95         $0.50
Second Quarter                    20.46      17.90          0.50
Third Quarter                     19.90      18.32          0.50
Fourth Quarter                    20.11      16.58          0.50
                                                  2003
                               ---------- ---------- ---------------------
First Quarter                    $20.23     $18.95         $0.50
Second Quarter                    20.86      19.61          0.50
Third Quarter                     21.41      20.14          0.50
Fourth Quarter                    23.83      21.30          0.50

     We make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary, we will generally reserve cash inflows from the second and third quarters for distribution in the first and fourth fiscal quarters. Based upon our current financial condition and results of operations, our general partner currently believes that during our fiscal year 2004 we will be able to make quarterly cash distributions per common unit comparable to those quarterly distributions made during our last two fiscal years; however, no assurances can be given that such distributions will be made or the amount of such distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

Recent Sales of Unregistered Securities

     During fiscal 2003, we made one issuance of common units in reliance on one or more exemptions from registration under the Securities Act. On July 11, 2003, we issued 8,752 restricted common units to Wheeler's Bottled Gas, Inc. pursuant to a purchase and noncompetition agreement as a portion of our consideration for our acquisition of assets from Wheeler's Bottled Gas. These common units were issued to Wheeler's Bottled Gas in reliance upon Section 4(2) of the Securities Act.

     During fiscal 2002, we made the following issuances of common units in reliance on one or more exemptions from registration under the Securities Act:

o On November 29, 2001, we issued 80,000 restricted common units to Alabama Butane Company pursuant to a purchase and noncompetition agreement as a portion of our consideration for our acquisition of assets from Alabama Butane. These common units were issued to Alabama Butane in reliance upon
     Section 4(2) of the Securities Act.

o On December 12, 2001, we issued 37,487 restricted common units to our affiliate, Ferrellgas Acquisition Company, LLC pursuant to a contribution and conveyance agreement entered by and between Ferrellgas Acquisition Company and Ferrellgas Partners as consideration for its retention of certain tax liabilities purchased in connection with the acquisition of Blue Flame. These common units were issued to Ferrellgas Acquisition Company in reliance upon Section 4(2) of the Securities Act.

Ferrellgas Partners Tax Matters

     Ferrellgas Partners is a master limited partnership and thus not subject to federal income taxes. Instead, our common unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions to our common unitholders. Accordingly, each common unitholder should consult their own tax advisor in analyzing the federal, state, and local tax consequences applicable to their ownership or disposition of our common units.

     Due to the effect of our issuance of senior units in December 1999, our tax year changed to a December 31 year-end in accordance with Internal Revenue Code and Regulations, effective in the calendar year 2002. However, our fiscal year continues to have a year-end of July 31.

Common Equity Of Other Registrants

     There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2003, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. which were not registered under the Securities Act.

     Ferrellgas Partners Finance Corp. has not declared or paid any cash dividends on its common equity during fiscal 2002 or 2003. Ferrellgas Finance Corp. has not declared or paid any cash dividends on its common equity during fiscal 2003, the year in which it came into existence. The operating partnership distributes cash declared on its common equity four times per fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities - The operating partnership" for a discussion of its distributions during fiscal 2002 and 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

     On June 11, 2003, a shelf registration statement was declared effective by the Securities and Exchange Commission for the periodic sale by us of up to $500 million of equity and/or debt securities (File Nos. 333-103267, 333-103267-01, 333-103267-02 and 333-103267-03). This was the first registration statement filed under the Securities Act by Ferrellgas Finance Corp. and the first filed by the operating partnership since June 24, 1994. As of October 16, 1998, the operating partnership was no longer subject to the reporting requirements under the Exchange Act in connection with this 1994 registration statement. Pursuant to the shelf registration statement, the operating partnership and Ferrellgas Finance Corp. are permitted to issue debt securities from time to time to fund acquisitions, reduce indebtedness, redeem senior units and provide funds for general corporate purposes. See "Business - Business of Other Subsidiaries." No offerings of debt securities have been made by the operating partnership or Ferrellgas Finance Corp. since the shelf registration statement was declared effective. However an offering of equity securities was recently made by Ferrellgas Partners under the shelf-registration statement. See "Liquidity and Capital Resources - Financing Activities."

ITEM 6.       SELECTED FINANCIAL DATA.

     The following tables presents our selected consolidated historical financial data.

(in thousands, except per unit data)

                                                                    Ferrellgas Partners, L.P.
                                            --------------------------------------------------------------------------

                                                                       Year Ended July 31,
                                            --------------------------------------------------------------------------
                                                2003             2002           2001            2000           1999
                                            ------------     -----------    ------------    -----------    -----------
Income Statement Data:
Total revenues                               $1,221,639      $1,034,796     $1,468,670      $959,023       $633,349
Interest expense                                 63,665          59,608         61,544        58,298         46,621
Earnings before cumulative effect of
   change in accounting principle                59,503          59,959         64,068           860         14,783
Basic and diluted earnings (loss) per
   common and subordinated unit before
   cumulative effect of change in
   accounting principle                           $1.33           $1.34          $1.43        $(0.32)         $0.47
Cash distributions declared per common
    and subordinated unit                         $2.00           $2.00          $2.00         $2.00          $2.00

Balance Sheet Data at end of period:
Working capital (deficit)                    $   (3,862)     $    9,436       $ 22,062       $(6,344)     $  (4,567)
Total assets                                  1,061,396         885,128        896,159       967,907        656,745
Long-term debt                                  888,226         703,858        704,782       718,118        583,840
Partners' capital (deficit)                       2,919          21,161         37,987        40,344        (69,651)

Operating Data:
Retail propane sales volumes (in
    thousands of gallons)                       898,622         831,592        956,718       846,664        680,477

Capital expenditures:
Maintenance                                    $ 14,187      $    9,576      $  11,996    $    8,917       $ 10,505
Growth                                            4,123           4,826          3,152        11,838         15,238
Technology initiative                            14,699          30,070            100          -              -
Tank lease buyout                               154,129           -               -             -              -
Acquisition                                      41,310          10,962          1,417       310,260         48,749
                                             -----------     -----------    ------------    -----------    -----------
Total                                          $228,448         $55,434       $ 16,665      $331,015       $ 74,492
                                             ===========     ===========    ============    ===========    ===========

                                                                         Ferrellgas, L.P.
                                             -------------------------------------------------------------------------

                                                                       Year Ended July 31,
                                             -------------------------------------------------------------------------
                                                2003            2002           2001            2000           1999
                                             -----------     -----------    ------------    -----------    -----------
Income Statement Data:
Total revenues                               $1,221,639      $1,034,796      $1,468,670       $959,023       $633,349
Interest expense                                 45,318          43,972          47,686         43,251         31,107
Earnings before cumulative effect of
  change in accounting principle                 86,198          76,359          82,032         16,069         17,690

Balance Sheet Data at end of period:
Working capital (deficit)                      $  7,792         $ 9,099        $ 23,831        $(4,640)     $  (2,692)
Total assets                                  1,055,691         882,233         892,778        964,944        653,278
Long-term debt                                  668,657         543,858         544,782        558,118        423,840
Partners' capital                               231,815         182,272         198,771        201,118         89,664

Operating Data:
Retail propane sales volumes (in
   thousands of gallons)                        898,622         831,592         956,718        846,664        680,477

Capital expenditures:
Maintenance                                     $14,187         $ 9,576      $  11,996         $ 8,917       $ 10,505
Growth                                            4,123           4,826          3,152          11,838         15,238
Technology initiative                            14,699          30,070            100
Tank lease buyout                               154,129          -               -              -              -
Acquisition                                      41,310          10,962          1,417         310,260         48,749
                                             -----------     -----------    ------------    -----------    -----------
Total                                          $228,448         $55,434       $ 16,665        $331,015       $ 74,492
                                             ===========     ===========    ============    ===========    ===========



Our capital expenditures fall generally into four categories:

o maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

o growth capital expenditures, which include expenditures for purchases of propane tanks and other equipment to facilitate expansion of our customer base and operating capacity;

o technology initiative capital expenditures, which include expenditures for purchases of computer hardware and software and the development of new software;

o tank lease buyout expenditure, which is related to the purchase of propane tanks and related assets during fiscal 2003 that we previously leased. These tanks were originally leased in connection with the Thermogas acquisition; and

o acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations. Acquisition capital expenditures represent the total cost of acquisitions less working capital acquired. Our fiscal 2001 capital expenditures do not include a $4.6 million adjustment made in the second fiscal quarter of fiscal 2001 to working capital related to a final valuation adjustment to record the Thermogas acquisition, which we completed in December 1999.

     The tank lease buyout contributed to an increase in our interest expense and a comparable decrease in equipment lease expense in fiscal 2003. This transaction also contributed to a significant increase in total assets and long-term debt as of July 31, 2003 as compared to July 31, 2002.

     The Thermogas acquisition contributed a significant increase in our total revenues, interest expense, earnings and retail propane sales volume in fiscal years 2001 and 2000. This acquisition also contributed to a significant increase in total assets, long-term debt and partners' capital as of July 31, 2000 as compared to July 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Our management's discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners and the operating partnership.

     Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. may act as co-obligor of future issuances of debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. may act as co-obligor of future issuances of debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. are not presented.

     The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K.

     The discussions set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there do exist three material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

o the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective consolidated financial statements and Notes H - Long-Term Debt - in the respective notes to their consolidated financial statements;

o during the three months ended October 31, 2002, Ferrellgas Partners incurred $7.1 million in expenses related to the early extinguishment of its debt; and

o Ferrellgas Partners issued common units in fiscal 2003 and 2001 to fund the redemption of senior units.

Forward-looking statements

     Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They often use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, expressed or implied, concerning our future operating results or our ability to generate sales, income or cash flow are forward-looking statements.

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

     Some of our forward-looking statements include the following:

o whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing securities;

o whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness;

o the expectation that future periods may not have the same percentage increase in revenues, cost of sales and interest expense as was experienced during fiscal 2003; and

o the expectation that future periods will have increased depreciation expense over the amount recognized during fiscal 2003.

When considering any forward-looking statement, you should also keep in mind the risk factors in "Business - Risk Factors." Any of these risks could impair our business, financial condition or results of operation. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment. Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this annual report.

     In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See "Risk Factors--Tax Risks--The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders."

Results of Operations

Fiscal Year Ended July 31, 2003 vs. July 31, 2002

     Propane and other gas liquids sales. Propane and other gas liquids sales increased $121.4 million primarily due to an increase in the average propane sales price per gallon and an additional $61.8 million primarily due to an increase in retail propane sales volume.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2003 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.54 per gallon during fiscal 2003, compared to an average of $0.37 per gallon in the prior year period. Other major supply points in the United States also experienced significant increases. Retail sales volumes also increased 67.0 million gallons compared to the prior year period, primarily due to colder winter temperatures, and to a lesser extent, acquisitions.

     For the heating season (November through March), temperatures as reported by the National Oceanic and Atmospheric Administration ("NOAA"), were relatively normal as compared to being 11% warmer than normal in the prior year period, which was the third warmest heating season in recorded United States history.

     Cost of product sold. Cost of product sold increased $133.2 million primarily due to an increase in the wholesale price of propane and increased an additional $36.4 million primarily due to the effect of an 8.1% increase in our retail sales volume compared to the prior year period. This increase was offset by improved results from risk management trading activities that resulted in a decrease of $12.1 million in our cost of product sold compared to the prior year period.

     Gross profit. Gross profit increased 5.8% primarily due to the effect of the increase in our retail propane volumes. Improved results from our risk management trading activities were largely offset by retail margins that, although better than expected, were less than the prior year period. We were able to temporarily increase the retail margins in the prior year period to partially offset the impact of significantly warmer winter temperatures. See additional discussion regarding risk management trading activities in Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

     Operating expense. Operating expense increased 6.6% primarily due to expenses related to acquisitions completed during fiscal 2003, increased expenses related to our technology initiative and increased vehicle-related fuel and oil costs.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 2.8% primarily due to the effect of one of our intangible assets completing its amortizable life in fiscal 2002. This was partially offset by the increased depreciation and amortization related to acquisitions and the buyout of operating tank leases completed during fiscal 2003.

     Equipment lease expense. Equipment lease expense decreased 15.9% due to the effect of the December 2002 buyout of our operating tank leases. See further discussion about the buyout of these leases in "Liquidity and Capital Resources
- Investing Activities."

     Interest expense. Interest expense increased 6.8% due to increased borrowings for the buyout of previously leased propane tanks in December 2002 and to finance acquisitions. This increase was partially offset by the effect of refinancing fixed-rate debt at a lower interest rate. See further discussion about the increased borrowings to buyout these leases in "Liquidity and Capital Resources - Financing Activities."

     Net earnings. Net earnings decreased 5.4% primarily due to increased operating expenses, a $7.1 million early extinguishment of debt expense related to the repurchase and redemption of our $160.0 million senior secured notes and the $2.8 million cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations", partially offset by the increase in gross profit. See further discussion in Note I - Asset retirement obligations - to our consolidated financial statements. These decreases were substantially offset by the increase in gross profit.

Interest expense and net earnings of the operating partnership

     Interest expense.  The operating  partnership's  interest expense increased
3.1% due to increased credit facility borrowings related to the buyout of previously leased propane tanks in December 2002. See further discussion about the increased borrowings to buyout these leases in "Liquidity and Capital Resources - Financing Activities."

     Net earnings. The operating partnership's net earnings increased 9.2% primarily due to the effect of the increase in retail propane volumes. This increase was partially offset by the increased operating expenses and the $2.8 million cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143. The operating partnership was not affected by Ferrellgas Partner's $7.1 million early extinguishment of debt expense related to the repurchase and redemption of its $160.0 million senior secured notes.

Forward looking statements.

     Assuming that the weather remains the same as in fiscal 2003 and that interest rates remain relatively stable, except for the possible effect of any potential asset acquisitions, we do not anticipate similar increases in fiscal 2004 for revenue, cost of sales, operating expenses and interest expense as was recognized in fiscal 2003 versus fiscal 2002. We do expect depreciation and amortization expense to increase due to depreciation expense related to software for our technology initiative, which was placed in service in the first quarter of fiscal 2004.

Fiscal Year Ended July 31, 2002 vs. July 31, 2001

     Propane and other gas liquids sales. Propane and other gas liquids sales decreased $240.1 million due to a decrease in the average propane sales price per gallon and an additional $188.7 million primarily due to a significant decrease in retail propane sales volume.

     The propane wholesale market price at one of our major supply points, Mt. Belvieu, Texas, averaged $0.37 per gallon during fiscal 2002 compared to an average of $0.58 per gallon for the prior year. Other major supply points in the United States also experienced significant declines in propane prices. However, cost of product sold increased $29.5 million due to exceptional results from risk management trading activities recognized in fiscal 2001 that were not repeated in fiscal 2002. See additional discussion regarding risk management trading activities in "Quantitative and Qualitative Disclosures about Market Risk."

The average propane sales price per gallon decreased due to the effect of a significant decrease in the wholesale cost of propane. In addition, retail sales volumes decreased 13.1% to 831.6 million gallons in fiscal 2002 as compared to fiscal 2001, primarily due to the effect of the significantly warmer than normal weather and to a lesser extent the weak national economy. The heating season of fiscal 2002 (November through March) was the third warmest in recorded United States history, according to the NOAA data, with national average temperatures 11% warmer than normal as compared to 6% colder than normal for the same period during the prior fiscal year. During the peak winter heating season (December through February) average national temperatures were 14% warmer than normal.

     Other revenues. Other revenues decreased 5.8% in fiscal 2002 as compared to fiscal 2001, primarily due to lower appliance sales and service labor related to the effect of the weak national economy.

     Cost of product sold. Cost of product sold decreased $338.4 million due to the significant decline in the wholesale cost of propane during fiscal 2002 and an additional $87.7 million primarily due to the effect of the decline in retail sales volume compared to last year.

     Gross profit. Gross profit decreased 6.9% primarily due to the effect of a significant decrease in retail propane volumes and to a lesser extent, the decrease in results from risk management trading activities. These factors were partially offset by an increase in retail margin per gallon.

     Operating expense. Operating expense decreased 3.0% primarily due to a $13.0 million decrease in operating expenses incurred at our retail distribution outlets generally resulting from fewer gallons delivered to customers in fiscal 2002 as compared to fiscal 2001.

     General and  administrative  expense.  General and  administrative  expense
increased   6.5%   primarily  due  to  increased   performance-based   incentive
compensation expense.

     Depreciation and amortization expense. Depreciation and amortization expense decreased 25.8% primarily due to the implementation of SFAS No. 142, which eliminated goodwill amortization. See further discussion of the implementation of SFAS No. 142 in Note B - Summary of significant accounting policies - to our consolidated financial statements.

     Equipment lease expense. Equipment lease expense decreased 20.8% due to the impact that significantly lower interest rates had on our variable rate operating leases as compared to fiscal 2001.

     Loss on disposal of assets and other. Loss on disposal of assets and other decreased $1.8 million primarily due to a decrease in the activity related to the transfer of accounts receivables pursuant to the accounts receivable securitization facility. See further discussion about this facility in "Liquidity and Capital Resources - Operating Activities."

     Interest expense. Interest expense decreased 3.1% primarily due to reduced borrowings and the impact that significantly lower interest rates had on our credit facility borrowings. This decrease was partially offset by the effect of the termination of an interest rate swap agreement in the fourth quarter of fiscal 2001.

     Net earnings. Net earnings increased 6.4% primarily due to decreased depreciation and amortization expenses and decreased equipment lease expenses.

Interest expense and net earnings of the operating partnership

     Interest expense. The operating partnership's interest expense decreased 7.8% due to reduced borrowings and the impact that significantly lower interest rates had on our credit facility borrowings.

     Net earnings. The operating partnership's net earnings decreased 6.9% primarily due to the effect of a decrease in the average propane sales price per gallon, a decrease in retail propane sales volume and an increase in general and administrative expense.

Liquidity and Capital Resources

     Our ability to satisfy our obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business, and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season which occurs during our second and third fiscal quarters. Typically, we generate significantly lower cash flows from operations in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations during fiscal 2004. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all common units during fiscal 2004. The minimum quarterly distribution of $0.50 paid on all common units on September 12, 2003, represents the thirty-sixth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

     Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within the terms of our 8.75% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership's ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. It should be noted that our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain repayment provisions related to a decline in our credit rating.

     As of July 31, 2003, our general partner believes that we met all the required quarterly financial tests and covenants during fiscal 2003. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants during fiscal 2004. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal winter temperatures, a volatile energy commodity cost environment or continued economic downturn, we may not meet the applicable financial tests in future quarters. This could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

     Our future capital expenditures and working capital needs are expected to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. To fund expansive capital projects and future acquisitions, we may borrow on our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

     Toward this purpose, on June 11, 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by us of up to $500 million of equity and/or debt securities. The registered securities are available to us for sale from time to time in the future to fund acquisitions, to reduce indebtedness, to redeem senior units or to provide funds for general corporate purposes. During the fourth quarter of fiscal 2003, we received $26.2 million, after underwriting discounts, commission and expenses, from the issuance of 1.2 million common units to the public from this shelf registration statement. See further discussion about this equity offering in "Liquidity and Capital Resources - Financing Activities."

     We also maintain a shelf registration statement with the Securities and Exchange Commission for the issuance of up to 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

Operating Activities

     Net cash provided by operating activities was $130.6 million for fiscal 2003, compared to $121.9 million for fiscal 2002. This increase was primarily due to higher proceeds from accounts receivable securitization activity, partially offset by the effect of higher wholesale cost of product, the timing of collections of accounts receivable and the timing of purchases of and payments for inventory. The fiscal 2003 winter heating season required more working capital to finance operating activities than the fiscal 2002 winter heating season because of the effect of financing the purchase and sale of greater volumes of retail propane at higher average wholesale costs.

Accounts receivable securitization

     At July 31, 2003, $34.0 million had been funded from our accounts receivable securitization facility. This funding resulted from our increased liquidity needs caused primarily by the seasonal increase in accounts receivable outstanding and in propane inventory levels. We renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, N.A. In accordance with SFAS No. 140, these transactions are reflected on our consolidated financial statements as sales of accounts receivable and a retained interest in transferred accounts receivable. See further discussion in Note E - "Accounts receivable securitization" in the notes to our consolidated financial statements.

The operating partnership

     Net cash provided by operating activities was $153.3 million for fiscal 2003, compared to net cash provided by operating activities of $136.9 million for fiscal 2002, for the reasons disclosed above.

Investing Activities

     On December 10, 2002, we purchased $155.6 million of equipment whose lease terms would have expired in June 2003. See "Financing Activities" and Note H - Long-term debt - to our consolidated financial statements for discussion about the financing of these equipment lease buyouts.

     We continue to consider opportunities to expand our operations through strategic acquisitions of retail propane operations located throughout the United States. During fiscal 2003, we made total acquisition capital expenditures of approximately $49.2 million for five retail propane companies, which included the acquisition of $7.9 million of working capital. These expenditures were mainly funded by $39.1 million in cash payments, the issuance of 9 thousand common units valued at an aggregate of $0.2 million and $9.9 million in the issuance of a non-interest bearing note payable to the seller and other costs and consideration.

     During fiscal 2003, we made cash capital expenditures of $21.2 million related to our technology initiative and $18.3 million consisting primarily of the following:

o    upgrading district plant facilities;

o    vehicle lease buyouts; and

o    additional propane storage tanks and cylinders.

     During fiscal 2001, we completed a review of our key business processes to identify areas where we could use technology to improve our operational efficiency. Specifically, we identified areas where we believe we can reduce operating expenses and improve customer satisfaction in the near future. These areas of opportunity include improvements to our routing and scheduling of customer deliveries, customer administration and operational workflow. During fiscal 2003 and 2002, we allocated considerable resources toward these improvements, including the purchase of computer hardware and software and development of new software. The capital expenditures related to this technology initiative were funded primarily from net cash provided by operating activities. These capital expenditures represent a substantial majority of the capital expenditures we expect to incur in connection with this technology initiative. We intend to fund any remaining capital requirements from cash generated from future net cash provided by operating activities or funds available from our credit facility. We incurred the following expenditures related to this technology initiative between fiscal 2001 and 2003.

                                     --------------------------------------     --------------------------------------
                                              Capital expenditures                          Expensed items
                                     --------------------------------------     --------------------------------------
(in thousands)                       Fiscal          Fiscal          Fiscal     Fiscal          Fiscal          Fiscal
                                      2003            2002            2001       2003            2002            2001
                                      ----            ----            ----       ----            ----            ----
Development of new computer
   software                          $14,266        $25,847           $100      $  -           $  -            $  -
Purchased computer software and
   licenses                                3          3,947              -         -              -               -
Computer hardware and other
   equipment                             430            276              -         -              -               -
Operating expense                          -              -              -       1,832          2,032             -
General and administrative expenses        -              -              -         -              -             1,703
                                     -----------    -----------    ---------    -----------    -----------    ------------
Total incurred                        14,699         30,070            100       1,832          2,032           1,703
Plus: Cash payments for
   Items incurred in prior year        6,956              -              -         -              -               -
Less: amounts payable to Vendors         452          6,956              -         -              -               -

                                     -----------    -----------    ---------    -----------    -----------    ------------
Total cash used for
   technology initiative             $21,203        $23,114           $100      $1,832         $2,032          $1,703
                                     ===========    ===========    =========    ===========    ===========    ============

     We lease property, computer equipment, propane tanks, light and medium duty trucks, tractors and trailers. We believe leasing is a cost-effective method for meeting our equipment needs. During fiscal 2003, we purchased $4.1 million of vehicles whose lease terms expired during fiscal 2003.

The operating partnership

     The investing activities discussion above also applies to the operating partnership, except for cash flows related to business acquisitions. During fiscal 2003, the operating partnership made total acquisition capital expenditures of $7.1 million pursuant to the acquisition of four retail propane companies. In addition, during December 2002, Ferrellgas Partners acquired and contributed a propane company to the operating partnership.

Financing Activities

Credit facility

     On December 10, 2002, we refinanced our $157.0 million bank credit facility with a $307.5 million amended bank credit facility. This amended bank credit facility will terminate on April 28, 2006, unless extended or renewed. This $307.5 million amended bank credit facility consists of the following:

o a $151.5 million revolving working capital facility, general partnership and acquisition facility, including an $80.0 million letter of credit sub-facility; and

o a $156.0 million revolving facility, which was used December 10, 2002, to purchase propane tanks and related assets that we previously leased.

All borrowings under the amended bank credit facility bear interest, at our option, at a rate equal to either:

o a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of July 31, 2003, the federal funds rate and Bank of America's prime rate were 1.04% and 4.00%, respectively); or

o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2003, the one-month Eurodollar Rate was 1.04%).

In addition, an annual commitment fee is payable on the daily unused portion of the credit facility at a per annum rate varying from 0.375% to 0.625% (as of July 31, 2003, the commitment fee per annum rate was 0.375%).

     At July 31, 2003, $126.7 million of borrowings and $44.7 million of letters of credit were outstanding under the amended bank credit facility. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, our risk management activities. At July 31, 2003, we had $136.1 million available for working capital, acquisition, capital expenditure and general partnership purposes under the amended bank credit facility.

     We believe that the liquidity available from the amended bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for fiscal 2004. See "Investing
Activities" for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

o    a significant increase in the wholesale cost of propane;

o    a significant delay in the collections of accounts receivable;

o increased volatility in energy commodity prices related to risk management activities;

o    increased liquidity requirements imposed by insurance providers;

o    a significant downgrade in our credit rating;

o    decreased trade credit; or

o    a significant acquisition.

If one or more of these events caused a significant use of available funding, we may consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented.

Long-term debt

     On September 24, 2002, we issued, in a public offering, $170.0 million of 8.75% senior notes due 2012. Interest is payable semi-annually in arrears on June 15 and December 15. These senior notes are unsecured and not redeemable before June 15, 2007, except under specific circumstances. We used the proceeds from the $170.0 million senior note issuance to repurchase and redeem our $160.0 million 9.375% senior secured notes due 2006 and to fund related premiums, fees, accrued and unpaid interest and tender consent payments.

     On December 18, 2002, we issued, in a public offering, an additional $48.0 million of 8.75% senior notes with the same terms as the $170.0 million 8.75% senior notes. We used the proceeds from the $48.0 million senior note issuance to reduce borrowings under the amended bank credit facility and to provide increased availability of funds for working capital, acquisition, capital expenditure and general partnership purposes. The $48.0 million senior notes were issued with a debt premium of $1.7 million that will be amortized to interest expense through fiscal 2012.

     The following table summarizes our long-term debt obligations as of July 31, 2003:

                                                          Principal Payments due by Fiscal Year
                                     --------------------------------------------------------------------------------
(in thousands)                                                                             2008 and
                                         2004         2005         2006         2007      Thereafter       Total
                                     ------------- ------------ ------------ ----------- ------------- --------------
Long-term debt, including
    Current portion                     $2,151       $2,146      $111,161     $38,455      $734,895       $888,808

See Note H - Long-term debt - to our consolidated financial statements for further discussion of the maturity dates and interest rates related to our long-term debt.

Distributions

     We paid the required distributions on the senior units and the minimum quarterly distribution on all common units, as well as general partner interests, totaling $84.7 million and $84.1 million in fiscal 2003 and fiscal 2002, respectively. The required quarterly distribution on the senior units and the minimum quarterly distribution on all common units for the three months ended July 31, 2003 was paid on September 12, 2003 to holders of record on August 29, 2003. See related disclosure about the distributions and redemptions of senior units in "Disclosures about Effects of Transactions with Related Parties."

Common unit equity issuance and senior unit redemption

     During the fourth quarter of fiscal 2003, we received $26.0 million, after underwriting discounts, commission and expenses, from the issuance of 1.2 million common units to the public. We used these net proceeds to redeem 0.8 million senior units and to pay the related accrued senior unit distribution.

     During fiscal 2003 and 2002 we received $6.7 million and $0.9 million in connection with to the issuance of 0.4 million and 55 thousand common units pursuant to the Ferrellgas unit option plan. See Note P - Unit options of Ferrellgas and stock options of Ferrell Companies, Inc. - to our consolidated financial statements, for additional disclosure about the Ferrellgas unit option plan.

     On April 6, 2001, we announced a series of transactions that increased the cash distribution coverage to our public common unitholders and modified the structure of our outstanding senior units. In addition, we announced that an entity owned by our general partner's Chairman, Chief Executive Officer and President, James E. Ferrell, purchased all the outstanding senior units from The Williams Companies for a purchase price of $195.5 million plus accrued and unpaid distributions. We pay the senior units a quarterly cash distribution equivalent to 10 percent per annum of the liquidating value, currently $1 per quarter. We can redeem the senior units at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to various events and conditions, to convert any outstanding senior units into common units beginning on the earlier of December 31, 2005 or upon the occurrence of a material event as defined by our partnership agreement. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation value, divided by the then current market price of a common unit. Generally, a material event includes (1) a change of control; (2) the treatment of Ferrellgas Partners as an association taxable as a corporation for federal income tax purposes; (3) Ferrellgas
Partners' failure to use the aggregate cash proceeds from equity issuances, other than issuances of equity pursuant to an exercise of any common unit options, to redeem a portion of its senior units other than up to $20 million of cash proceeds from equity issuances used to reduce Ferrellgas Partners' indebtedness; or (4) Ferrellgas Partners' failure to pay the senior unit distribution in full for any fiscal quarter. Such conversion rights are contingent upon us not previously redeeming such securities. Also, Ferrell Companies granted us the option, until December 31, 2005, to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36.0 million. As of July 31, 2003, we have not elected to defer any common unit distributions due Ferrell Companies.

The operating partnership

     The financing activities discussion above also applies to the operating partnership except for cash flows related to distributions, the issuance of the 8.75% senior notes due 2012, the issuance of common units and the redemption of senior units. The following table summarizes the operating partnership's long-term debt obligations as of July 31, 2003:

(in thousands)                                                Principal Payments due by Fiscal Year
                                         --------------------------------------------------------------------------------
                                                                                                2008 and
                                             2004          2005         2006         2007      Thereafter      Total
                                         -------------- ----------- ------------- ----------- ------------- -------------
Long-term debt, including current
  portion of long-term debt                 $2,151        $2,146      $111,161     $38,455      $516,895      $670,808

See Note H - Long-term debt - in the operating partnership's consolidated financial statements for further discussion of maturity dates and interest rates related to its long-term debt.

     The operating partnership paid distributions totaling $102.2 million and $100.1 million in fiscal 2003 and fiscal 2002, respectively. On September 12, 2003, the operating partnership paid a cash distribution to Ferrellgas Partners and our general partner of $21.3 million.

Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for fiscal 2003.

(in thousands)                                                          2003
                                                                    ------------
Unrealized losses in fair value of contracts
    outstanding at beginning of period                              $ (4,569)
Other unrealized gains recognized                                      5,921
Less: realized gains recognized                                        3,070
                                                                    ------------
Unrealized losses in fair value of contracts
    outstanding at July 31                                          $ (1,718)
                                                                    ============

     The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of July 31, 2003.

(in thousands)                                                      Fair value of contracts at period-end
                                                                ---------------------------------------------
                                                                                          Maturity greater
                                                                 Maturity less than        than 1 year and
Source of fair value                                                   1 year            less than 18 months
------------------------------------------------------------    ---------------------    --------------------
Prices actively quoted                                                $     9                $     -
Prices provided by other external sources                              (1,727)                     -
Prices based on models and other
  valuation methods                                                      -                         -
                                                                ---------------------    --------------------
Unrealized losses in fair value of contracts
  outstanding at July 31, 2003                                        $(1,718)               $     -
                                                                =====================    ====================

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in "Quantitative and Qualitative Disclosures about Market Risk" and Note L - Derivatives - to our consolidated financial statements.

Disclosures about Effects of Transactions with Related Parties

     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These costs, which totaled $201.3 million for fiscal 2003, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

     During fiscal 2003, we paid JEF Capital Management $31.5 million to redeem a total of 0.8 million senior units and $11.6 million in senior unit distributions. We accrued a senior unit distribution of $2.0 million that we subsequently paid to JEF Capital Management on September 12, 2003. JEF Capital Management is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, and thus is an affiliate.

     During fiscal 2003, our named executive officers exercised Ferrellgas unit options. See "Executive Compensation - Aggregated Ferrellgas Unit Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values" for details about these transactions

     Ferrell International Limited and FI Trading, Inc. are beneficially owned by James E. Ferrell and thus are also our affiliates. We enter into transactions with Ferrell International Limited and FI Trading in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During fiscal 2003, we recognized net disbursements from purchases, sales and commodity derivative transactions of $0.2 million. These net purchases, sales and commodity derivative transactions with Ferrell International Limited and FI Trading, are classified as cost of product sold on our consolidated statements of earnings. There were no amounts due from (to) Ferrell International Limited or FI Trading at July 31, 2003.

     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

     See both "Certain Relationships and Related Transactions" and Note M - Transactions with related parties - to our consolidated financial statements for additional discussion.

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

     Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $14.5 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements. See Note J - Guarantees - to our consolidated financial statements for further discussion of Financial Accounting Standards Board Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

     The following table summarizes our future minimum rental payments and amounts we currently anticipate to exercise purchase buyout options as of July 31, 2003:

    (in thousands)                     Future Minimum Rental and Buyout Amounts by Fiscal Year
                             -----------------------------------------------------------------------------
                                2004       2005       2006       2007       2008     Thereafter    Total
                             ---------- ---------- ---------- ---------- ---------- ------------ ---------
    Operating lease
      rental payments        $20,161    $14,840    $12,226    $ 8,253    $ 4,862      $4,748      $65,090
    Operating lease buyouts    6,061      5,316      2,077      6,319      2,343       3,279       25,395


     Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance that we will be successful in the future.

Adoption of New Accounting Standards

     The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," FASB Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities."

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. We implemented SFAS No. 143 beginning in the fiscal year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million at the beginning of the year ended July 31, 2003, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. See Note I
- Asset retirement obligations - for further discussion of these obligations. We believe the implementation will not have a material ongoing effect on our financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. We implemented SFAS No. 144 beginning in the fiscal year ending July 31, 2003, with no material effect on our financial position, results of operations and cash flows.

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the consolidated statements of earnings. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangible assets of motor carriers and accounting for lease modifications do not currently apply to us. We implemented SFAS No. 145 beginning in the fiscal year ending July 31, 2003, and began reporting expenses associated with early extinguishments of debt in income from continuing operations. For the year ended July 31, 2003, we recognized $7.1 million of expenses associated with the early retirement of the $160.0 million senior secured notes. Prior to the adoption of SFAS No. 145, we would have classified this type of expense as an extraordinary item.

     SFAS No. 146 modifies the financial accounting and reporting for costs associated with exit or disposal activities. This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, the statement requires the liability to be recognized and measured initially at fair value. Under previous rules, liabilities for exit costs were recognized at the date of the entity's commitment to an exit plan. We adopted and implemented SFAS No. 146 for any exit or disposal activities initiated after July 31, 2002. We believe it will not have a material effect on our financial position, results of operations and cash flows.

     SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends SFAS No. 123 disclosure requirements for annual and interim financial statements to provide more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the fiscal year ending July 31, 2003. We implemented the interim disclosure requirements during the three months ended April 30, 2003. See Note B - Summary of significant accounting policies - to our consolidated financial statements for additional information related to these requirements. We are currently studying the voluntary aspects of SFAS No. 148 and the related implications of SFAS No. 123.

     SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is, in general, effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We have studied SFAS No. 149 and believe it will not have a material effect on our financial position, results of operations and cash flows.

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the fiscal year ending July 31, 2004. We have studied SFAS No. 150 and believe it will not have a material effect on our financial position, results of operations and cash flows.

     FASB Financial Interpretation No. 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. We implemented this interpretation beginning in the three months ended January 31, 2003. During the year ended July 31, 2003, the implementation resulted in the recognition of a liability of $0.2 million, and a related asset of $0.2 million, both of which will be recognized into income over the life of the guarantees. See Note J - Guarantees - to our consolidated financial statements for further discussion about these guarantees.

     FASB Financial Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. This interpretation is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. We currently do not have any variable interest entities that would be subject to this interpretation.

     Emerging Issues Task Force ("EITF") 02-3 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" eliminates any basis for recognizing physical inventories included in energy trading activities at fair value. This new accounting rule applies to all physical inventory purchased after October 22, 2002. We had previously recognized physical inventories included in risk management trading activities at fair value.

     EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. We will adopt this new accounting pronouncement beginning August 1, 2003. We believe this pronouncement will not have a material impact on our financial position, results of operations and cash flows, because we do not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

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

     We discuss our significant accounting policies in Note B - Summary of significant accounting policies - to our consolidated financial statements. We believe the following are our critical accounting policies:

Depreciation of Property, Plant and Equipment

     We calculate depreciation using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our assets could have a material effect on our results of operations. We do not anticipate future changes in the estimated useful lives of our property, plant and equipment.

Amortization of Intangible Assets

     We calculate amortization using either straight-line or accelerated methods over periods ranging from two to 15 years. We use amortization methods and determine asset values based on our best estimates using reasonable and supportable assumptions and projections. Changes in the amortization methods or asset values could have a material effect on our results of operations. We do not anticipate future changes in the estimated useful lives of our intangible assets.

Fair Value of Derivative Commodity Contracts

     We enter into commodity forward, futures, swaps and options contracts involving propane and related products, which, in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," are not accounting hedges, but are used for risk management trading purposes. To the extent such contracts are entered into at fixed prices and thereby subject us to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried in the consolidated balance sheets at fair value with changes in value recognized in earnings. We classify all gains and losses from these derivative contracts entered into for risk management trading purposes as cost of product sold in the consolidated statements of earnings. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. For further discussion of derivative commodity contracts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations", "Liquidity and Capital Resources - Disclosures about Risk Management Activities Accounted for at Fair Value" and "Quantitative and Qualitative Disclosures about Market Risk" and Note L - Derivatives - to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Our risk management trading activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price risk on sale commitments to our customers.

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

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures and options are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit-related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a decline in our credit rating.

     Sensitivity Analysis. We prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2003 and 2002, that were used in our risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.9 million and $1.1 million for risk management trading activities as of July 31, 2003 and 2002, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

     At July 31, 2003 and 2002, we had $126.7 million and $0 million, respectively, in variable rate amended bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on the variable rate amended bank credit facility would result in a loss in future earnings of $1.3 million for fiscal 2004.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated financial statements and the Independent Auditors' Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note T - Quarterly data (unaudited) - to our consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.      CONTROLS AND PROCEDURES.

     An evaluation was performed with the participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the principal executive officer and principal financial officer of our general partner, concluded that our disclosure controls and procedures were designed to be and were adequate and effective as of the end of fiscal 2003 to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.



                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Our Management

     Our general partner manages and operates our activities and anticipates that its activities will be limited to that management and operation. We do not directly employ any of the persons responsible for our management or operations, rather, these individuals are employed by our general partner. Unitholders do not directly or indirectly participate in our management or operations.

Audit Committee

     Our general partner has appointed members of its Board of Directors (the Board) to serve on its audit committee who are neither officers nor employees of Ferrellgas, Inc. Moreover, none of its affiliates serve on our audit committee. The Board has determined that audit committee member Michael F. Morrissey is an audit committee financial expert. The Board has also determined that Mr. Morrissey is independent of management. At the request of our general partner, the audit committee has the authority to review specific matters, which our general partner believes may be a conflict of interest with us. The audit committee determines if the resolution of that conflict as proposed by our general partner is fair and reasonable to us. In addition, the audit committee has the authority and responsibility for selecting our independent public accountants, reviewing our annual audit and resolving accounting policy questions. Any matters approved by the audit committee are conclusively deemed to be fair and reasonable to us, approved by all our unitholders and not a breach by our general partner of any duties it may owe us or our unitholders.

Code of Ethics

     The Board has adopted a code of ethics for our general partner's principal executive officer, principal financial officer, principal accounting officer or controller and/or those persons performing similar functions. This code can be viewed on our website at www.ferrellgas.com/investor.asp. Any amendments to, or any waivers from, a provision of the code will be posted to our website within five business days of occurrence and will remain on our website for a period of at least twelve months thereafter. Any technical, administrative or other non-substantive amendments to the code however will not be posted. Please note that the preceding internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found and/or provided at such internet addresses or at our website in general is intended or deemed to be incorporated by reference herein.

Directors and Executive Officers of our General Partner

     The following table sets forth certain information with respect to the directors and executive officers of our general partner as of October 6, 2003. Each of the persons named below is elected to their respective office or offices annually.

                                       Director
Name                            Age     Since       Position
----                            ---    --------     --------
James E. Ferrell                64       1984       Chairman of the Board,
                                                    Chief Executive Officer,
                                                    President and Director

Patrick J. Chesterman           53       n/a        Executive Vice President and
                                                    Chief Operating Officer

Kenneth A. Heinz                39       n/a        Senior Vice President,
                                                    Corporate Development

Kevin T. Kelly                  38       n/a        Senior Vice President and
                                                    Chief Financial Officer

Ron M. Logan, Jr.               42       n/a        Senior Vice President,
                                                    Ferrell North America

William K. Hoskins              68       2003       Director

A. Andrew Levison               47       1994       Director

John R. Lowden                  46       2003       Director

Michael F. Morrissey            61       1999       Director

Elizabeth T. Solberg            64       1998       Director


     James E. Ferrell--Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of our general partner. He was named Chief Executive Officer and President of our general partner on October 5, 2000. He previously served as our general partner's Chief Executive Officer until August 1998 and as President until October 1996.

     Patrick J. Chesterman--Mr. Chesterman was named Executive Vice President and Chief Operating Officer of our general partner in June 2000. He had been Executive Vice President and Chief Operating Officer, Ferrell North America since April 1998 after having served as Senior Vice President, Supply since September 1997. After joining our general partner in June 1994, he had one-year assignments as Vice President - Retail Operations, Director of Field Support and Director of Human Resources.

     Kenneth A. Heinz--Mr. Heinz was named Vice President of Corporate Development in November 2001 and was named Senior Vice President during June 2003. After joining our general partner in November, 1996, he served as Manager of Taxation, Director of Finance and Taxation, and Vice President of Finance and Corporate Development.

     Kevin T. Kelly--Mr. Kelly was named Senior Vice President in October 2000 and Chief Financial Officer in May 1998. After joining our general partner in June 1996, he served as Director of Finance and Corporate Controller until May 1998.

     Ron M. Logan, Jr.--Mr. Logan joined Ferrellgas as Senior Vice President of Ferrell North America in June 2003 and was named as an executive officer by the general partner's board of directors in October 2003. Prior to joining the general partner, he served as Vice President of Dynegy Midstream Services in Houston, Texas.

     William K. Hoskins--Mr. Hoskins was elected a Director of our general partner in January 2003. He is also Chairman of the Corporate Governance and Nominating Committee and a member of the Audit Committee. Mr. Hoskins is the Managing Partner of Resolution Counsel, LLP, President of Hoskins & Associates, as well as the Managing Partner of Hoskins Group, LP. He also serves on the Board of Directors of Isotechnika, Inc.

     A. Andrew Levison--Mr. Levison was elected a Director of our general partner in September 1994. He is also a member of the Audit Committee and the Compensation Committee. Mr. Levison is the Chairman of Levison & Co., LLC, a Greenwich, Connecticut-based, private merchant banking firm and is the former head of Leveraged Finance at Donaldson, Lufkin & Jenrette in New York City.

     John R. Lowden--Mr. Lowden was elected a Director of our general partner in January 2003. He is also a member of the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Lowden is the President of NewCastle Partners, LLC.

     Michael F. Morrissey--Mr. Morrissey was elected a Director of our general partner in November 1999. He is also Chairman of the Audit Committee. Mr. Morrissey retired as the Managing Partner of Ernst & Young's Kansas City office in the fall of 1999. He had been with that firm, or its predecessor, since 1975. Mr. Morrissey also serves on the Board of Directors of Westar Energy, Inc.

     Elizabeth T. Solberg--Ms. Solberg was elected a Director of our general partner in July 1998. She is also Chairman of the Compensation Committee and is a member of the Corporate Governance and Nominating Committee. Ms. Solberg is Regional President and Senior Partner of Fleishman-Hillard, Inc. and has been with the firm since 1976. She has been a member of the Board of Directors of Kansas City Life Insurance Company since 1997 and Midwest Express Holdings since 2001.

Compensation of our general partner

     Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:

o distributions on its combined 2% general partner interest in Ferrellgas Partners and the operating partnership; and

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

Compliance with Section 16(a) of the Securities and Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires our general partner's officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Commission. Officers, directors and unitholders with greater than 10% ownership are required by the Commission's regulation to furnish our general partner with copies of all
Section 16(a) forms.

     Based solely on its review of the copies of such forms received by our general partner, or written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required for those persons, our general partner believes that during fiscal 2003 all filing requirements applicable to its officers, directors, or beneficial owners with greater than 10% ownership were met in a timely manner.

ITEM 11.      Executive Compensation.

   Summary Compensation Table

     The following table sets forth the compensation for the past three fiscal years of our general partner's chief executive officer and the three other most highly compensated executive officers other than the chief executive officer, who were serving as executive officers at the end of fiscal 2003.

                                                                                    Long-Term Compensation
                                                                                 ------------------------------
                                           Annual Compensation                        Awards        Pay-outs
                                         --------------------------------------- ------------------------------
                                                                       Other        Securities     Long-Term    All Other
                                                                      Annual        Underlying     Incentive     Compen-
            Name and                       Salary      Bonus (1)      Compen-        Options        Payouts       sation
       Principal Position         Year       ($)          ($)       sation $(2)      (#) (3)          ($)          ($)
--------------------------------- ------ ------------ ------------  ------------ ------------------------------ -------------
James E. Ferrell                   2003      624,000     500,000         ---          ---             ---         6,597 (5)
   Chairman, Chief Executive       2002      500,000     500,000         ---          ---             ---        14,674
   Officer and President           2001      431,075   1,000,000         ---        1,050,000         ---         9,682

Patrick J. Chesterman              2003      348,000     141,750        4,530         ---             ---        12,934 (5)
   Executive Vice President,       2002      322,000     300,000        3,403         ---             ---        17,227
   and Chief Operating Officer     2001      285,900     425,000        2,134          90,000         ---         8,714

Kevin T. Kelly                     2003      271,000     200,000        4,530         ---             ---        14,481 (5)
  Senior Vice President and        2002      221,000     200,000        3,403         ---             ---         9,231
  Chief Financial Officer          2001      180,000     208,000        2,104         120,000         ---         9,619

Kenneth A. Heinz (4)               2003      219,000     130,000        4,530         ---             ---        14,694 (5)
  Senior Vice President,           2002      171,800     125,000        3,403         ---             ---         6,936
  Corporate Development

(1) Awards under bonus plans are for the year reported, regardless of the year paid.
(2) All amounts represent the value of shares contributed to each individual's Employee Stock Ownership Plan account.
(3) The awards are grants of unit options from the Ferrellgas, Inc. Unit Option Plan and stock options from the Incentive Compensation Plan, a stock option plan of Ferrell Companies (see below for unit option and stock option grant tables).
(4) Kenneth A. Heinz was named Vice President of Corporate Development in November 2001.
(5) Includes for Mr. Ferrell contributions of $6,597 to the employee's 401(k) and profit sharing plans. Includes for Mr. Chesterman contributions of $12,120 to the profit sharing plans and compensation of $814 resulting from the payment of life insurance premiums. Includes for Mr. Kelly contributions of $14,481 to the employee's 401(k) and profit sharing plans. Includes for Mr. Heinz contributions of $14,277 to the employee's 401(k) and profit sharing plans and compensation of $417 resulting from the payment of life insurance premiums.

     Unit Options

     The Second Amended and Restated Ferrellgas Unit Option Plan grants employees of our general partner unit options to purchase our common units. The original Unit Option Plan was adopted and became effective in August 1994 and was most recently amended effective April 2001. The purpose of the Unit Option Plan is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance, to generate an increased incentive to contribute to our future success and prosperity, thus enhancing our value for the benefit of our unitholders, and to enhance the ability of our general partner to attract and retain key individuals who are essential to our progress, growth and profitability.

     As of July 31, 2003 we had outstanding 704,100 unit options, with a weighted average exercise price of $18.20 per option. The unit options generally vest over a five-year period, and expire on the tenth anniversary of the date of the grant. As of July 31, 2003, 364,300 of the unit options outstanding were exercisable.

     There were no grants of unit options during fiscal 2003.

     The following table lists information on our general partner's Chief Executive Officer and other named executive officers' exercisable/unexercisable unit options as of July 31, 2003.

       AGGREGATED FERRELLGAS UNIT OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                              Number of
                                                                              Securities              Value of
                                                                              Underlying             Unexercised
                                                                             Unexercised            In-The-Money
                                                                          Options at Fiscal       Options at Fiscal
                                                                             Year End (#)           Year End ($)
                                                                          -------------------    --------------------
                                         Units
                                      Acquired on          Value             Exercisable/           Exercisable/
 Name                                Exercise (#)       Realized ($)        Unexercisable           Unexercisable
 -------------------------------     --------------    ---------------    -------------------    --------------------
  James E. Ferrell                         -                 -             120,000/180,000         615,600/923,400
  Patrick J. Chesterman                 66,000            183,780              -/54,000               -/277,020
  Kevin T. Kelly                        48,000            154,220              -/57,000               -/292,410
  Kenneth A. Heinz                      34,400            117,096              -/45,600               -/233,928

Employee Stock Ownership Plan

     On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the Employee Stock Ownership Plan is to provide employees of our general partner an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the Employee Stock Ownership Plan, which allows a portion of the shares of Ferrell Companies owned by the Employee Stock Ownership Plan to be allocated to employees' accounts over time.

Incentive Compensation Plan

     Also on July 17, 1998, the Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this Incentive Compensation Plan, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies.

     There were no grants of Incentive Compensation Plan options to named executive officers during fiscal 2003.

     The Ferrell Companies stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies debt, but in no event later than 20 years from the date of issuance.

     The following table lists information on our general partner's Chief Executive Officer and other named executive officers' exercisable/unexercisable stock options as of July 31, 2003.

  AGGREGATED FERRELL COMPANIES, INC. STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                               Value of
                                                                   Number of                 Unexercised
                                                             Securities Underlying           In-The-Money
                                                              Unexercised Options          Options at Fiscal
                                                            At Fiscal Year End (#)           Year End ($)
                                                           --------------------------    ---------------------
                               Shares      Value
                            Acquired on    Realized              Exercisable/                Exercisable/
Name                        Exercise (#)      ($)                Unexercisable              Unexercisable
-------------------------- --------------- -----------     --------------------------    ---------------------
James E. Ferrell                 -             -                   -/750,000                   -/3,615,000
Patrick J. Chesterman            -             -                   -/250,000                   -/1,498,000
Kevin T. Kelly                   -             -                   -/250,000                   -/1,561,400
Kenneth A. Heinz                 -             -                   -/220,000                   -/1,317,475


   Profit Sharing Plan

     The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both profit sharing and matching contributions. All full-time employees of Ferrell Companies or any of its direct or indirect wholly-owned subsidiaries with at least one year of service are eligible to participate in the profit sharing plan. With the establishment of the employee stock ownership plan in July 1998, we suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The plan also has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the plan. The plan also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the Employee Stock Option Plan.

   Supplemental Savings Plan

     The Ferrell Companies, Inc. Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that would have been provided to members of the select group of employees under the terms of the 401(k) feature of the profit sharing plan based on such members' deferral elections thereunder, but which could not be provided under the 401(k) feature of the profit sharing plan due to the application of certain IRS rules and regulations.

   Employment Agreements

     In April 2001, the independent members of the Board of Directors modified the amount of compensation paid to Mr. James E. Ferrell as Chairman, Chief Executive Officer and President of our general partner pursuant to Mr. Ferrell's existing employment agreement dated July 17, 1998. Effective September 1, 2002, Mr. Ferrell's annual salary was increased to $635,000. He is also entitled to an annual bonus, the amount to be determined in the sole discretion of the independent board members of our general partner. In addition to his compensation, Mr. Ferrell participates in our various employee benefit plans, with the exception of the employee stock ownership plan.

     Pursuant to the terms of Mr. Ferrell's employment agreement, in the event of a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to a cash termination benefit equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years.

     Mr. Ferrell's agreement also contains a non-compete provision for the period of time, following his termination of employment, equal to the greater of five years or the time in which certain outstanding debt of Ferrell Companies is paid in full. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to ours.

     During the first quarter of fiscal 2001, Patrick J. Chesterman and Kevin T. Kelly each entered into three-year employment agreements, which expire on June 13 and July 24, 2004, respectively. The employment agreements state that Messrs. Chesterman and Kelly will receive an annual salary of not less than $285,000 and $180,000, respectively. In addition to receiving an annual salary, each are entitled to a bonus based on our earnings and individual performance.

     Pursuant to the terms of each employment agreement, in the event of a termination without cause or resignation for cause, Messrs. Chesterman and Kelly are entitled to a cash amount equal to two times their current base salary. If a change of control of Ferrell Companies or Ferrellgas, Inc. occurs, each will receive a cash termination benefit equal to two and a half times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years.

     Messrs. Chesterman and Kelly's agreements also contain non-compete provisions for a period of two years following their termination of employment. The non-compete provisions provide that they shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to ours.

   Compensation of Directors

     Our general partner does not pay any additional remuneration to its employees for serving as directors. Directors who are not employees of our general partner receive an annual retainer of $36,000 to $41,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of September 30, 2003, regarding the beneficial ownership of our common units by beneficial owners that are directors and named executive officers of Ferrellgas, Inc., and all directors and executive officers of Ferrellgas, Inc. as a group. Ferrellgas, Inc. knows of no other person beneficially owning more than 5% of the common units. The senior units currently are not voting securities of the Partnership and therefore are not presented in the table below.

Ferrellgas Partners, L.P.

                                                                                Units
                                                                             Beneficially        Percentage of
Title of Class         Name and Address of Beneficial Owner                     Owned                Class
---------------------  ---------------------------------------------------------------------    -----------------
Common Units           Employee Stock Ownership Trust                            17,855,087                 47.2
                       James E. Ferrell                                             135,000                    *
                       Patrick J. Chesterman                                            200                    *
                       Kenneth A. Heinz                                                 300                    *
                       Kevin T. Kelly                                                   700                    *
                       William K. Hoskins                                                 -                    *
                       A. Andrew Levison                                             35,300                    *
                       John R. Lowden                                                     -                    *
                       Michael F. Morrissey                                             775                    *
                       Elizabeth T. Solberg                                           8,431                    *
                       All Directors and Executive Officers as a Group              180,706                    *

*    Less than one percent

     Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within 60 days. See the "Executive Compensation - Aggregated Ferrellgas Unit Option Exercises In Last Fiscal Year And Fiscal Year End Option Values" table above for the number of common units that could be acquired by each named executive officer through exercising common unit options.

     The address for LaSalle National Bank, the trustee for the Ferrell Companies, Inc. Employee Stock Ownership Trust is 125 S. LaSalle Street, 17th Floor, Chicago, Illinois, 60603. The common units owned by the Employee Stock Ownership Trust includes 17,803,883 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Equity Plan Compensation Information

     The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2003. The plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note N - Unit options of Ferrellgas and stock options of Ferrell Companies, Inc. - to our consolidated financial statements for additional information about the plan.

                                                                                            Number of common units
                                Number of common units                                  remaining available for future
                                   to be issued upon           Weighted-average             issuance under equity
                                exercise of outstanding        exercise price of         compensation plans (excluding
                                 options, warrants and       outstanding options,         securities reflected in the
Plan category                           rights                warrants and rights                first column)
-------------                  --------------------------  -------------------------  ---------------------------------
Equity compensation plans
 approved by security
 holders                                   -                         -                              -


Equity compensation plans
 not approved by security
 holders (1)                           704,100                     $18.20                        645,900 (2)
                               --------------------------    ----------------------    ---------------------------------
Total                                  704,100                     $18.20                        645,900
                               ==========================    ======================    =================================

     (1) The Ferrellgas Unit Option Plan did not require approval by the security holders.

     (2) This number may be increased upon the occurrence of particular events. See narrative below.


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

     The purpose of the plan is to encourage selected employees of our general partner to:

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

     The plan is to be administered either by an option committee of the Board of our general partner that is composed of not less than two directors who are "non-employee directors" within the meaning of Rule 16b-3 of the Exchange Act or by the Board itself. The Board, which currently has five "non-employee directors," has not yet designated such an option committee and therefore currently administers the plan. The Board has however designated an employee committee to recommend to it at various times throughout the year the number of unit options to be granted and to whom such unit options should be granted. The Board then votes upon such recommendations.

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

     Generally, all of the directors, officers, and other employees of our general partner, or an affiliate of our general partner, are eligible for participation in the plan. Grants to a member of the Board or the option committee are permitted provided that the grantee recuses themselves from the vote relating to such unit option grant. Grants may be made to the same employee on more than one occasion and the terms and provisions of grants to the same employee or to different employees need not be the same. The plan allows for the granting of only non-qualified unit options and in no event shall the term of any unit option exceed a period of ten years from the date of its grant. Unit options, to the extent vested as of the date the holder thereof ceases to be an employee of our general partner or one of its affiliates, will remain the property of the holder until the unit options are exercised or expire. Unit options, to the extent not vested as of the date the holder ceases to be an employee, are automatically canceled. Unit options or rights thereunder are not assignable, alienable, saleable or transferable by a holder otherwise than by will or by the laws of descent and distribution. It is intended that the plan and any unit option granted to a person subject to Section 16 of the Exchange Act meet all of the requirements of Rule 16b-3 of the Exchange Act.

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

     The administrator of the plan has the discretion to cancel all or part of any outstanding unit options at any time. Upon any such cancellation we will pay to the holder with respect to each cancelled unit option an amount in cash equal to the excess, if any, of (i) the fair market value of a common unit, at the effective date of such cancellation, over (ii) the unit option exercise price. In addition, the administrator has the right to alter or amend the plan or any part thereof from time to time; provided, however, that no change in any unit option already granted may be made which would impair the rights of the holder thereof without the consent of the holder. The administrator may also in its discretion terminate the plan at any time with respect to any common units for which a unit option has not yet been granted. There is currently no fixed termination date for the plan. If a plan for our complete dissolution is adopted or our unitholders approve an agreement for our sale or disposition of all or substantially all of our assets, then upon such adoption or approval all or a portion, in the sole discretion of the administrator, of a holder's unit options outstanding as of the date of that adoption or approval shall be immediately and fully vested and exercisable and may be exercised within one year from the date of that adoption or approval.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Set  forth  below  is  a  discussion  of  certain   relationships   and  related
transactions among our affiliates.

     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is reimbursed for all direct and indirect expenses incurred or payments made on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These costs, which totaled $201.3 million for the year ended July 31, 2003, include compensation and benefits paid to employees of our general partner who perform services on our behalf and related general and administrative costs. In addition, the conveyance of the net assets of our general partner to us upon our formation included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

     The Chairman, Chief Executive Officer and President of our general partner, James E. Ferrell, beneficially owns all of our outstanding senior units at July 31, 2003. During fiscal 2003, we paid JEF Capital Management, an entity beneficially owned by Mr. Ferrell, $31.5 million to redeem 0.8 million senior units and $11.6 million in senior unit distributions. As of July 31, 2003, we had recognized a liability for the senior unit distribution of $2.0 million that was paid to JEF Capital Management on September 12, 2003.

     Ferrell International Limited and FI Trading, Inc. are beneficially owned by James E. Ferrell and thus are our affiliates. We entered into certain forward, option and swap contracts with these affiliates as counterparties. These contracts are entered into according to an affiliate trading policy as approved by the Board of Directors of our general partner. All of these contracts are reviewed for compliance with the policy. In connection with these risk management transactions, we recognized net disbursements from sales, purchases and commodity derivative transactions of $(0.2) million for the year ended July 31, 2003. The net sales, purchases and commodity derivative transactions with Ferrell International Limited and FI Trading are classified as cost of product sold. There were no amounts due to or from Ferrell International Limited or FI Trading at July 31, 2003.

     During fiscal 2003, three of our executive officers exercised Ferrellgas unit options. See "Executive Compensation - Aggregated Ferrellgas Unit Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values" for details about these transactions.

     During the year ended July 31, 2003, Ferrellgas Partners made common unit distributions to Ferrell Companies and Ferrell Propane of $35.6 million, and $0.1 million, respectively. It also made distributions to our general partner of $0.1 million.

     During the year ended July 31, 2003, the operating partnership made limited partner distributions to Ferrellgas Partners of $101.2 million and distributions to our general partner of $1.0 million.

     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

     See Note M - Transactions with related parties - to our consolidated financial statements for discussion of transactions involving acquisitions related to Ferrellgas, Inc. and us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Principal Accountant Fees and Services disclosure is effective for filings related to fiscal years ending after December 15, 2003, and therefore is not applicable to this filing.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K.

     (a) 1.   Financial Statements.
              See "Index to Financial Statements" set forth on page F-1.

         2.   Financial Statement Schedules.
              See "Index to Financial Statement Schedules" set forth on page
              S-1.

         3.   Exhibits.
              See "Index to Exhibits" set forth on page E-1.

     (b) Reports on Form 8-K.

We filed three Form 8-K's during the fiscal quarter ended July 31, 2003.

                      Items
Date of Report        Reported      Financial Statements Filed
--------------        --------      --------------------------
May 6, 2003             5, 7        Unaudited interim balance sheets
                                    and footnotes of Ferrellgas, Inc.

June 27, 2003           5, 7        None

July 3, 2003            5, 7        None

We furnished two Form 8-K's during the fiscal quarter ended July 31, 2003.

                      Items
Date of Report        Reported      Financial Statements Filed
--------------        --------      --------------------------
May 21, 2003            9           None
May 29, 2003            7, 9        None

                               INDEX TO EXHIBITS

     The exhibits listed below are filed as part of this Annual Report on Form 10-K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

  Exhibit
  Number    Description
  ------    -----------
   3.1      Fourth Amended and Restated Agreement of Limited Partnership of
            Ferrellgas Partners, L.P., dated as of February 18, 2003.
            Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.


   3.2 Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.


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


   4.1 Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).


   4.2 Indenture, dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed
            September 24, 2002.

  Exhibit
  Number    Description
  -------   -----------
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

  Exhibit
  Number    Description
  -------   -----------
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


 *10.8 Fourth Amendment to the Receivables Purchase Agreement, dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent.

  10.9 Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed November 12, 1999.

  10.10     First Amendment to Purchase Agreement, dated as of
            December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed December 29, 1999.

  Exhibit
  Number    Description
  -------   -----------
  10.11     Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and
            Williams Natural Gas Liquids, Inc. Incorporated by reference to
            Exhibit 2.1 to our Quarterly Report on Form 10-Q filed
            March 16, 2000.

  10.12 Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

 #10.13 Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.


 #10.14 Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

 #10.15 Ferrell Companies, Inc. 1998 Incentive Compensation Plan - Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed October 29, 1998.

 #10.16 Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.


 #10.17 Employment agreement between Patrick Chesterman and Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed October 26, 2000.


 #10.18 Employment agreement between Kevin Kelly and Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed October 26, 2000.


 *21.1      List of subsidiaries of Ferrellgas Partners, L.P. and
            Ferrellgas, L.P..


 *23.1 Consent of Deloitte & Touche, LLP, independent auditors for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2003.

 *23.2 Consent of Deloitte & Touche, LLP, independent auditors for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2003.

 *23.3 Consent of Deloitte & Touche, LLP, independent auditors for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas, L.P.for the year ended July 31, 2003.

 *23.4 Consent of Deloitte & Touche, LLP, independent auditors for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Finance Corp. for the year ended July 31, 2003.

 *31.1      Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14
            (a) or Rule 15d-14(a) of the Exchange Act.

 *31.2 Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

 *31.3 Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

  Exhibit
  Number    Description
  -------   -----------
 *31.4      Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a)
            or Rule 15d-14(a) of the Exchange Act.

 *32.1      Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C.
            Section 1350.

 *32.2 Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

 *32.3      Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section
            1350.

 *32.4      Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C.
            Section 1350.

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


                                          FERRELLGAS PARTNERS, L.P.

                                          By Ferrellgas, Inc. (General Partner)




                                                By /s/ James. E. Ferrell
                                                --------------------------------
                                                James E. Ferrell
                                                Chairman, President and
                                                Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  Signature                                   Title                                   Date

/s/ James. E. Ferrell                                Chairman, President and                       10/20/03
--------------------------------------------         Chief Executive Officer
  James E. Ferrell                                   (Principal Executive Officer)


/s/ William K. Hoskins                               Director                                      10/20/03
--------------------------------------------
  William K. Hoskins

/s/ A. Andrew Levison                                Director                                      10/20/03
--------------------------------------------
  A. Andrew Levison

/s/ John R. Lowden                                   Director                                      10/20/03
--------------------------------------------
  John R. Lowden

/s/ Michael F. Morrissey                             Director                                      10/20/03
--------------------------------------------
  Michael F. Morrissey

/s/ Elizabeth T. Solberg                             Director                                      10/20/03
--------------------------------------------
  Elizabeth T. Solberg

/s/ Kevin T. Kelly                                   Senior Vice President and Chief               10/20/03
--------------------------------------------         Financial Officer (Principal
  Kevin T. Kelly                                     Financial and Accounting Officer)


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FERRELLGAS PARTNERS FINANCE CORP.




                                           By /s/ James. E. Ferrell
                                           -------------------------------------
                                           James E. Ferrell
                                           President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  Signature                                   Title                                   Date

/s/ James. E. Ferrell                                President and Chief Executive                 10/20/03
--------------------------------------------         Officer (Principal Executive Officer)
  James E. Ferrell






/s/ Kevin T. Kelly                                   Senior Vice President,                        10/20/03
--------------------------------------------         Chief Financial Officer and
  Kevin T. Kelly                                     sole director(Principal Financial
                                                     and Accounting Officer)





Supplemental Information to be Furnished With Reports Filed Pursuant to Section
  15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant
                            to Section 12 of the Act


     Ferrellgas Partners Finance Corp. has not registered securities pursuant to
Section 12 of the Securities Act and files reports pursuant to Section 15(d) of the Securities Act. As of the date of filing of this Annual Report on Form 10-K, no annual report or proxy material has been sent to the holders of the securities of Ferrellgas Partners Finance Corp., however, a copy of this Annual Report will be furnished to the holders of the securities of Ferrellgas Partners Finance Corp. subsequent to the date of filing of this Annual Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FERRELLGAS, L.P.

                                           By Ferrellgas, Inc. (General Partner)




                                           By /s/ James. E. Ferrell
                                           -------------------------------------
                                           James E. Ferrell
                                           Chairman, President and
                                           Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  Signature                                   Title                                   Date




/s/ James. E. Ferrell                                Chairman, President and                       10/20/03
--------------------------------------------         Chief Executive Officer
  James E. Ferrell                                   (Principal Executive Officer)


/s/ William K. Hoskins                               Director                                      10/20/03
--------------------------------------------
  William K. Hoskins

/s/ A. Andrew Levison                                Director                                      10/20/03
--------------------------------------------
  A. Andrew Levison

/s/ John R. Lowden                                   Director                                      10/20/03
--------------------------------------------
  John R. Lowden

/s/ Michael F. Morrissey                             Director                                      10/20/03
--------------------------------------------
  Michael F. Morrissey

/s/ Elizabeth T. Solberg                             Director                                      10/20/03
--------------------------------------------
  Elizabeth T. Solberg

/s/ Kevin T. Kelly                                   Senior Vice President and Chief               10/20/03
--------------------------------------------         Financial Officer (Principal
  Kevin T. Kelly                                     Financial and Accounting Officer)

                                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FERRELLGAS FINANCE CORP.




                                           By /s/ James. E. Ferrell
                                           -------------------------------------
                                           James E. Ferrell
                                           President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  Signature                                   Title                                   Date




/s/ James. E. Ferrell                                President and,                                10/20/03
--------------------------------------------         Chief Executive Officer (Principal
  James E. Ferrell                                   Executive Officer)







/s/ Kevin T. Kelly                                   Senior Vice President,                        10/20/03
--------------------------------------------         Chief Financial Officer and
  Kevin T. Kelly                                     sole director (Principal Financial
                                                     and Accounting Officer)


                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Ferrellgas Partners, L.P. and Subsidiaries
   Independent Auditors' Report............................................F-2
   Consolidated Balance Sheets - July 31, 2003 and 2002....................F-3
   Consolidated Statements of Earnings - Years ended
       July 31, 2003, 2002 and 2001........................................F-4
   Consolidated Statements of Partners' Capital - Years
       ended July 31, 2003, 2002 and 2001................................. F-5
   Consolidated Statements of Cash Flows - Years ended
       July 31, 2003, 2002 and 2001........................................F-6
   Notes to Consolidated Financial Statements..............................F-7


Ferrellgas Partners Finance Corp.
   Independent Auditors' Report............................................F-33
   Balance Sheets - July 31, 2003 and 2002.................................F-34
   Statements of Earnings - Years ended July 31, 2003,
       2002 and 2001.......................................................F-35
   Statements of Stockholder's Equity - Years ended
       July 31, 2003, 2002 and 2001........................................F-36
   Statements of Cash Flows - Years ended July 31,
       2003, 2002 and 2001.................................................F-37
   Notes to Financial Statements...........................................F-38



Ferrellgas, L.P. and Subsidiaries
   Independent Auditors' Report............................................F-39
   Consolidated Balance Sheets - July 31, 2003
       and 2002............................................................F-40
   Consolidated Statements of Earnings - Years
       ended July 31, 2003, 2002 and 2001..................................F-41
   Consolidated Statements of Partners' Capital -
       Years ended July 31, 2003, 2002 and 2001........................... F-42
   Consolidated Statements of Cash Flows - Years
       ended July 31, 2003, 2002 and 2001..................................F-43
   Notes to Consolidated Financial Statements..............................F-44


Ferrellgas Finance Corp.
   Independent Auditors' Report............................................F-64
   Balance Sheet - July 31, 2003...........................................F-65
   Statement of Earnings - From inception until
       July 31, 2003.......................................................F-66
   Statement of Stockholder's Equity - From
       inception until July 31, 2003.......................................F-67
   Statement of Cash Flows - From inception until
       July 31, 2003.......................................................F-68
   Notes to Financial Statements...........................................F-69

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2003 and 2002, and the related consolidated statements of earnings, partners' capital and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes B(19) and I to the consolidated financial statements, the Partnership changed its method of accounting for asset retirement obligations with the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in fiscal 2003 and, as discussed in Notes B(8) and F to the consolidated financial statements, changed its method of accounting for goodwill and other intangible assets with the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in fiscal 2002.




DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 29, 2003

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                                       July 31,
                                                                           -------------------------------
ASSETS                                                                          2003             2002
----------------------------------------------------------------------     --------------   --------------

Current assets:
  Cash and cash equivalents                                                  $   11,154       $   19,781
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $2,672 and
    $1,467 in 2003 and 2002, respectively)                                       56,742           74,274
  Inventories                                                                    69,077           48,034
  Prepaid expenses and other current assets                                       8,306           10,724
                                                                           --------------   --------------
Total current assets                                                            145,279          152,813

Property, plant and equipment, net                                              684,917          506,531
Goodwill                                                                        124,190          124,190
Intangible assets, net                                                           98,157           98,170
Other assets                                                                      8,853            3,424
                                                                           --------------   --------------
    Total assets                                                             $1,061,396       $  885,128
                                                                           ==============   ==============




LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                           $   59,454       $   54,316
  Other current liabilities                                                      89,687           89,061
                                                                           --------------   --------------
    Total current liabilities                                                   149,141          143,377

Long-term debt                                                                  888,226          703,858
Other liabilities                                                                18,747           14,861
Contingencies and commitments (Note N)                                            -                -
Minority interest                                                                 2,363            1,871

Partners' capital:
  Senior unitholder (1,994,146 and 2,782,211 units outstanding
    at 2003 and 2002, respectively - liquidation preference                      79,766          111,288
    $79,766 and $111,288, respectively)
  Common unitholders (37,673,455 and 36,081,203 units
    outstanding in 2003 and 2002, respectively)                                 (15,602)         (28,320)
  General partner (400,683 and 392,556 units outstanding at
   2003 and 2002, respectively)                                                 (59,277)         (59,035)
  Accumulated other comprehensive loss                                           (1,968)          (2,772)
                                                                           --------------   --------------
    Total partners' capital                                                       2,919           21,161
                                                                           --------------   --------------
    Total liabilities and partners' capital                                  $1,061,396       $  885,128
                                                                           ==============   ==============

                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)

                                                           For the year ended July 31,
                                                      --------------------------------------
                                                         2003          2002          2001
                                                      ----------    ----------    ----------

Revenues:
  Propane and other gas liquids sales                 $1,136,358    $  953,117    $1,381,940
  Other                                                   85,281        81,679        86,730
                                                      ----------    ----------    ----------
    Total revenues                                     1,221,639     1,034,796     1,468,670

Cost of product sold (exclusive of
  depreciation, shown with amortization below)           690,969       533,437       930,117
                                                      ----------    ----------    ----------

Gross profit                                             530,670       501,359       538,553

Operating expense                                        297,970       279,624       288,258
Depreciation and amortization expense                     40,779        41,937        56,523
General and administrative expense                        28,024        27,157        25,508
Equipment lease expense                                   20,640        24,551        30,986
Employee stock ownership plan compensation charge          6,778         5,218         4,843
Loss on disposal of assets and other                       6,679         3,957         5,744
                                                      ----------    ----------    ----------

Operating income                                         129,800       118,915       126,691

Interest expense                                         (63,665)      (59,608)      (61,544)
Interest income                                            1,291         1,423         3,027
Early extinguishment of debt expense                      (7,052)         -             -
Other charges                                               -             -           (3,277)
                                                      ----------    ----------    ----------

Earnings before minority interest and cumulative
   effect of change in accounting principle               60,374        60,730        64,897

Minority interest                                            871           771           829
                                                      ----------    ----------    ----------

Earnings before cumulative effect of change in
   accounting principle                                   59,503        59,959        64,068

Cumulative effect of change in accounting principle,
   net of minority interest of $28                        (2,754)         -             -
                                                      ----------    ----------    ----------

Net earnings                                              56,749        59,959        64,068

Distribution to senior unitholder                         10,771        11,172        18,013
Net earnings available to general partner                    460           488           461
                                                      ----------    ----------    ----------
Net earnings available to common unitholders          $   45,518    $   48,299    $   45,594
                                                      ==========    ==========    ==========

Basic & diluted earnings per common unit
Net earnings available to common unitholders before
  cumulative effect of change in accounting principle $     1.33    $     1.34    $     1.43
Cumulative effect of change in accounting principle        (0.08)            -             -
                                                      ----------    ----------    ----------
Net earnings available to common unitholders          $     1.25    $     1.34    $     1.43
                                                      ==========    ==========    ==========



                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)

                                                                                                           Accumulated other
                                   Number of units                                                       comprehensive loss
                         -----------------------------------                                      --------------------------------
                                                    General                            General                             Total
                           Senior      Common       partner     Senior      Common     partner      Risk       Pension   partners'
                         unitholder  unitholders  unitholder  unitholder  unitholders unitholder  management  liability   capital
                         ----------  -----------  ----------  ----------  ----------  ----------  ----------  ---------  ---------
August 1, 2000              4,652.7    31,307.1      363.2    $179,786    $(80,931)   $(58,511)    $  -        $  -      $ 40,344

 Accretion of discount
   on senior units            -           -            -         6,321      (6,258)        (63)       -           -          -

 Contribution in connection
  with ESOP compensation
  charge                      -           -            -          -          4,745          48        -           -         4,793

 Common unit cash
  distributions               -           -            -          -        (62,645)       (632)       -           -       (63,277)

 Senior unit paid in kind
  distributions             235.5                      2.4       9,422      (9,328)        (94)       -           -          -

 Senior unit cash and
  accrued distributions       -           -            -           -        (8,535)       (144)       -           -        (8,679)

 Common unit options
  exercised                   -           101.3        1.0         -         1,701          17        -           -         1,718

 Common unit offering, net    -         4,500.0       45.5         -        84,865          -         -           -        84,865

 Redemption of
  senior units             (2,086.6)      -           (21.1)   (83,464)        -            -         -           -       (83,464)

 Comprehensive income:
   Net earnings               -           -            -           -        63,427         641        -           -        64,068
   Other comprehensive income:
     Cumulative effect of
       accounting change      -           -            -           -           -            -        709          -
      Net gains on risk
       management derivatives -           -            -           -           -            -      2,708          -
      Reclassification of net
       gains on derivatives   -           -            -           -           -            -     (2,997)         -
     Reclassification
       adjustments            -           -            -           -           -            -       (709)         -
     Pension liability
       adjustment             -           -            -           -           -            -         -        (2,092)     (2,381)
                                                                                                                         ---------
 Comprehensive income                                                                                                      61,687

                         ----------  -----------  ----------  ----------  ----------  ----------  ----------  ---------  ---------
July 31, 2001               2,801.6    35,908.4      391.0     112,065     (12,959)    (58,738)     (289)      (2,092)     37,987

 Contribution in connection
  with ESOP compensation
  charge                      -           -            -           -         5,114          51        -           -         5,165

 Common unit cash
  distributions-              -           -            -           -       (72,044)       (727)       -           -       (72,771)

 Senior unit cash and
  accrued distributions       -           -            -           -       (11,030)        (253)      -           -       (11,283)

 Redemption of
  senior units              (19.4)        -           (0.2)       (777)        -            -         -           -          (777)

 Common unit options
  exercised                   -         55.3           0.6         -           930           9        -           -           939

 Common units issued in
  connection with
  acquisitions                -        117.5           1.2         -         2,310          23        -           -         2,333

 Comprehensive income:
   Net earnings               -           -            -           -        59,359         600        -           -        59,959
   Other comprehensive income:
     Net losses on risk
       management derivative  -           -            -           -           -            -       (379)         -
     Reclassification of net
       losses on derivatives  -           -            -           -           -            -        515          -
     Pension liability
       adjustment             -           -            -           -           -            -         -         (527)        (391)
                                                                                                                         ---------
    Comprehensive income                                                                                                   59,568

                         ----------  -----------  ----------  ----------  ----------  ----------  ----------  ---------  ---------
July 31, 2002               2,782.2    36,081.2      392.6     111,288     (28,320)    (59,035)     (153)     (2,619)      21,161

 Contribution in connection
  with ESOP compensation
  charge                      -           -            -           -         6,643          67        -           -         6,710

 Common unit cash
  distributions               -           -            -           -       (72,322)       (731)       -           -       (73,053)

 Senior unit cash and
  accrued distributions       -           -            -           -       (10,665)       (215)       -           -       (10,880)

 Redemption of
  senior units              (788.1)       -           (8.0)    (31,522)        -            -         -           -       (31,522)

 Common unit offering, net    -        1,214.6        12.3         -        26,028          -         -           -        26,028

 Common unit options
  exercised                   -          368.9         3.7         -         6,658          67        -           -         6,725

 Common units issued in
   connection with
   acquisitions               -            8.8         0.1         -           195           2        -           -           197

 Comprehensive income:
   Net earnings               -           -            -           -        56,181         568        -           -        56,749
   Other comprehensive income:
     Net gains on risk
      management derivatives  -           -            -           -           -            -       1,081        -
     Reclassification of net
      gains on derivatives    -           -            -           -           -            -        (928)        -
     Pension liability
      adjustment              -           -            -           -           -            -         -          651          804
                                                                                                                         ---------
 Comprehensive income                                                                                                      57,553

                         ----------  -----------  ----------  ----------  ----------  ----------  ----------  ---------  ---------
July 31, 2003             1,994.1      37,673.5     400.7      $ 79,766    $(15,602)   $(59,277)   $   -       $(1,968    $  2,919
                         ==========  ===========  ==========  ==========  ==========  ==========  ==========  =========  =========




                 See notes to consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     For the year ended July 31,
                                                              --------------------------------------
                                                                 2003          2002          2001
                                                              ----------    ----------    ----------

Cash flows from operating activities:
 Net earnings                                                 $ 56,749      $ 59,959      $ 64,068
 Reconciliation of net earnings to net cash provided
   by operating activities:
  Cumulative effect of change in accounting principle            2,754             -             -
  Early extinguishment of debt expense                           1,854             -             -
  Depreciation and amortization expense                         40,779        41,937        56,523
  Employee stock ownership plan compensation charge              6,778         5,218         4,843
  Loss on disposal of assets                                     5,419         3,223         1,459
  Minority interest                                                871           771           829
  Other                                                          6,937         1,072         6,096
  Changes in operating assets and liabilities, net of effects from business acquisitions:
    Accounts and notes receivable, net of securitization       (16,308)       19,614        (9,121)
    Inventories                                                (17,097)       17,318        11,333
    Prepaid expenses and other current assets                    1,616         1,661        (2,071)
    Accounts payable                                             4,910        (1,386)      (39,792)
    Accrued interest expense                                     1,181          (434)        1,157
    Other current liabilities                                   (1,180)        1,915         2,233
    Other liabilities                                            1,379         2,057         2,302
  Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations       60,000        30,000       115,000
    Proceeds from collections reinvested in revolving
      period accounts receivable securitizations               562,883       360,677       725,955
    Remittances of amounts collected as servicer of
      accounts receivable securitizations                     (588,883)     (421,677)     (809,955)
                                                              ----------    ----------    ----------
      Net cash provided by operating activities                130,642       121,925       130,859
                                                              ----------    ----------    ----------

Cash flows from investing activities:
 Business acquisitions, net of cash acquired                   (39,138)       (6,294)       (4,668)
 Capital expenditures - tank lease buyout                     (155,600)            -             -
 Capital expenditures - technology initiative                  (21,203)      (23,114)         (100)
 Capital expenditures - other                                  (18,310)      (14,402)      (15,148)
 Other                                                           2,883         4,240         1,652
                                                              ----------    ----------    ----------
      Net cash used in investing activities                   (231,368)      (39,570)      (18,264)
                                                              ----------    ----------    ----------

Cash flows from financing activities:
 Distributions                                                 (84,729)      (84,075)      (69,125)
 Proceeds from issuance of debt                                359,680             -         9,843
 Principal payments on debt                                   (176,367)       (3,069)      (26,205)
 Issuance of common units, net of issuance costs of
  $195 and $500 in 2003 and 2001, respectively                  26,153             -        84,865
 Redemption of senior units                                    (31,522)         (777)      (83,464)
 Net reductions to short-term borrowings                             -             -       (18,342)
 Cash paid for financing costs                                  (7,416)            -           (56)
 Minority interest activity                                     (1,033)         (994)         (848)
 Proceeds from exercise of common unit options                   6,725           939         1,718
 Cash contribution from general partner                            608            16             -
 Other                                                               -             -          (433)
                                                              ----------    ----------    ----------
      Net cash provided by (used in) financing activities       92,099       (87,960)     (102,047)
                                                              -----------    ----------    ----------

Increase (decrease) in cash and cash equivalents                (8,627)       (5,605)       10,548
Cash and cash equivalents - beginning of year                   19,781        25,386        14,838
                                                              ----------    ----------    ----------
Cash and cash equivalents - end of year                       $ 11,154      $ 19,781      $ 25,386
                                                              ==========    ==========    ==========

Cash paid for interest                                        $ 59,844      $ 57,732      $ 57,893
                                                              ==========    ==========    ==========


                 See notes to consolidated financial statements.

                            FERRELLGAS PARTNERS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

     Ferrellgas Partners, L.P. ("Ferrellgas Partners") was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as "Ferrellgas," are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. ("general partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell Companies"). Ferrell Companies owns 17.9 million of the outstanding Ferrellgas Partners common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds a 1.0101% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.

     On July 17, 1998, 100% of the outstanding common stock of Ferrell Companies was purchased primarily from Mr. James E. Ferrell and his family by a newly established leveraged employee stock ownership trust ("ESOT") established pursuant to the Ferrell Companies Employee Stock Ownership Plan ("ESOP"). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees' ESOP accounts.

     On December 17, 1999, Ferrellgas Partners' partnership agreement was amended, in connection with an acquisition, to allow for the issuance of a newly created senior unit. Generally, these senior units were to be paid quarterly distributions in additional senior units equal to 10% per annum. Also, the senior units were structured to allow for a redemption by Ferrellgas Partners at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units also had the right, at dates in the future and subject to certain events and conditions, to convert any outstanding senior units into common units.

     On June 5, 2000, Ferrellgas Partners' partnership agreement was amended to allow the general partner to have an option in maintaining its 1% general partner interest in Ferrellgas Partners concurrent with the issuance of other additional equity. Prior to this amendment, the general partner was required to make capital contributions to Ferrellgas Partners to maintain its 1% general partner interest concurrent with the issuance of any additional Ferrellgas Partners equity. Also as part of this amendment, the general partner interest in Ferrellgas Partners became represented by newly created general partner units.

     On April 6, 2001, Ferrellgas Partners' partnership agreement was amended to reflect modifications made to the senior units, previously issued on December 17, 1999, and the common units owned by Ferrell Companies. The senior units are to be paid quarterly distributions in cash equivalent to 10% per annum of their liquidation value, or $4 per senior unit. The amendment also granted the holder of the senior units the right to convert any outstanding senior units into common units beginning on the earlier of December 31, 2005 or upon the occurrence of a "material event" as such term is defined by Ferrellgas Partners' partnership agreement. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation value, currently $40 per unit plus any accrued and unpaid distributions, divided by the then current market price of a common unit. Generally, a material event includes (1) a change of control; (2) the treatment of Ferrellgas Partners as an association taxable as a corporation for federal income tax purposes; (3) Ferrellgas Partners' failure to use the aggregate cash proceeds from equity issuances, other than issuances of equity pursuant to an exercise of any common unit options, to redeem a portion of its senior units other than up to $20 million of cash proceeds from equity issuances used to reduce Ferrellgas' indebtedness; or (4) Ferrellgas Partners' failure to pay the senior unit distribution in full for any fiscal quarter. Also as part of the amendment, Ferrell Companies granted Ferrellgas Partners the ability, until December 31, 2005, to defer future distributions on the common units held by it, up to an aggregate outstanding amount of $36.0 million.

B.  Summary of significant accounting policies

     (1) Nature of operations: Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp. No operations are conducted by or through Ferrellgas Partners Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners.

     The operating partnership is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. The operating partnership serves more than one million residential, industrial/commercial, agricultural and other customers.

     (2) Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial  statements  and the  reported  amounts of revenues  and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for product liability and other claims, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, and valuation methods of derivative commodity contracts.

     (3) Principles of consolidation: The accompanying consolidated financial statements include Ferrellgas Partners' accounts and those of its wholly-owned subsidiary Ferrellgas Partners Finance Corp. and the operating partnership, its majority-owned subsidiary, after elimination of all material intercompany accounts and transactions. The accounts of Ferrellgas Partners' majority-owned subsidiary are included based on the determination that Ferrellgas Partners possesses a controlling financial interest through a direct ownership of a 98.9899% voting interest and its ability to exert control over the operating partnership. The general partner's 1.0101% general partner interest in the operating partnership is accounted for as a minority interest. The wholly-owned unconsolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC, is a qualifying special purpose entity.

     (4) Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to the accounts receivable securitization, transactions with related parties and business combinations and are disclosed in Note E - Accounts receivable securitization, Note M - Transactions with related parties and Note R - Business combinations, respectively.

     (5) Inventories: Inventories are stated at the lower of cost or market using average cost and actual cost methods. Ferrellgas enters into commodity derivative contracts involving propane and related products to hedge, reduce risk and anticipate market movements. The fair value of these derivative contracts is classified as inventory.

     (6) Accounts receivable securitization: Ferrellgas has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. Ferrellgas accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the related receivables are removed from the consolidated balance sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received. Retained interest is included in "Accounts and notes receivable" in the consolidated balance sheets.

     Ferrellgas determines the fair value of its retained interests based on the present value of future expected cash flows using management's best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, thus the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas' trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in "Loss on disposal of assets and other" in the consolidated statements of earnings. See Note E - Accounts receivable securitization - for further discussion of these transactions.

     (7) Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes equipment replacement and betterment expenditures that are (i) greater than $1 thousand, (ii) upgrade, replace or completely rebuild major mechanical components and (iii) extend the original book life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note D - Supplemental financial statement information - for further discussion of property, plant and equipment.

     (8) Goodwill: Goodwill is not amortized and is tested annually for impairment. Beginning in the first quarter of fiscal 2002, Ferrellgas adopted SFAS No. 142 which modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. Ferrellgas tested goodwill for impairment at the time the statement was adopted and continues to do so each January 31 on an annual basis. Ferrellgas did not recognize any impairment losses as a result of these tests.

     (9) Intangible assets: Intangible assets, consisting primarily of customer lists and noncompete notes, are stated at cost, net of amortization calculated using either straight-line or accelerated methods over periods ranging from two to 15 years. Ferrellgas reviews identifiable intangibles for impairment in a similar manner as with long-lived assets. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note G - Intangible assets, net - for further discussion of intangible assets.

     (10) Accounting for derivative commodity contracts: Ferrellgas enters into commodity options involving propane and related products to specifically hedge certain product cost risk. Any changes in the fair value of these specific cash flow hedge positions are deferred and included in other comprehensive income and recognized as an adjustment to the overall purchase price of product in the month the purchase contract is settled. Ferrellgas also enters into other commodity forward and futures purchase/sale agreements and commodity swaps and options involving propane and related products, which are not specific hedges to a certain product cost risk, but are used for risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject Ferrellgas to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried on the consolidated balance sheets at fair value with changes in that value recognized in earnings. Ferrellgas classifies all gains and losses from these derivative commodity contracts entered into for product risk management purposes as cost of product sold in the consolidated statements of earnings. See Note L - Derivatives - for further discussion about these transactions.

     (11) Revenue recognition: Sales of propane are recognized by Ferrellgas at the time product is delivered to its customers. Revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and thus are classified as revenue.

     (12) Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within depreciation and amortization expense. Lease expenses on delivery vehicles Ferrellgas leases are classified within equipment lease expense. See Note D - Supplemental financial statement information - for the financial statement presentation of shipping and handling expenses.

     (13) Cost of product sold: Cost of product sold includes all costs to acquire propane, other gas liquids and non-gas items, including the results from all risk management activities and the costs of storing and transporting inventory to Ferrellgas' retail districts prior to delivery to its customers.

     (14) Operating expenses: Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

     (15) Income taxes: Ferrellgas Partners is a limited partnership. As a result, Ferrellgas Partners' earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners' unitholders. Accordingly, no recognition has been given to income taxes in the accompanying consolidated financial statements of Ferrellgas. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under Ferrellgas Partners' partnership agreement.

     (16) Net earnings per common unit: Net earnings per common unit is computed by dividing net earnings, after deducting the general partner's 1% interest and accrued and paid senior unit distributions, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. There was a less than $0.01 effect on the dilutive earnings per unit calculation when making the assumption that all outstanding unit options were exercised into common units. See Note S - Earnings per common unit - for further discussion about these calculations.

     (17) Unit and stock-based compensation: Ferrellgas accounts for the Ferrellgas Unit Option Plan and the Ferrell Companies, Inc. Incentive Compensation Plan ("ICP") using the intrinsic value method under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized for the unit option plan, or for the ICP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, Ferrellgas' net earnings and earnings per unit would have been adjusted as noted in the table below:

                                                                   2003             2002             2001
                                                               -------------    -------------    -------------
       Net earnings available to common unitholders,
         as reported                                              $45,518          $48,299          $45,594

       Deduct: Total stock-based employee
         compensation expenses determined under fair
           value based method for all awards                         (942)            (982)            (972)
                                                               -------------    -------------    -------------
       Pro forma net earnings available to
         common unitholders                                       $44,576          $47,317          $44,622
                                                               =============    =============    =============

       Basic and diluted earnings per common unit:

       Net earnings available to common unitholders
         before cumulative effect of change in
         accounting principle, as reported                        $1.33            $1.34            $1.43

       Net earnings available to common unitholders, as
         reported                                                  1.25             1.34             1.43

       Net earnings available to common unitholders before
         cumulative effect of change in accounting
         principle, pro forma                                      1.30             1.31             1.39

       Net earnings available to common unitholders,
         pro forma                                                 1.22             1.31             1.39

     The fair value of the unit options granted during fiscal 2001 was determined using a binomial option valuation model with the following assumptions: a) distribution amount of $0.50 per common unit per quarter,
     b) average common unit price volatility of 23.2%, c) the risk-free interest rate used was 4.4%, and d) the expected life of the option used was five years. The fair value of the ICP stock options granted during the 2003, 2002 and 2001 fiscal years were determined using a binomial option valuation model with the following assumptions: a) no dividends, b) average stock price volatility of 18.6%, 19.2% and 13.2% used in 2003, 2002 and 2001, respectively, c) the risk-free interest rate used was 4.0%, 4.3% and 5.2% in 2003, 2002 and 2001, respectively and d) expected life of the options between five and 12 years.

     See Note P - Unit options of Ferrellgas Partners and stock options of Ferrell Companies - for further discussion and disclosure of stock-based compensation.

     (18) Segment information: Ferrellgas is a single reportable operating segment engaging in the retail distribution of propane and related equipment and supplies.

     (19) Adoption of new accounting standards: The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 148 "Accounting for Stock-Based Compensation
     - Transition and Disclosure," SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," FASB Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities."

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. Ferrellgas implemented SFAS No. 143 beginning in the fiscal year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million at the beginning of the year ended July 31, 2003, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. See Note I - Asset retirement obligations - for further discussion of these obligations. Ferrellgas believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. Ferrellgas implemented SFAS No. 144 beginning in the fiscal year ending July 31, 2003, with no material effect on its financial position, results of operations and cash flows.

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the consolidated statements of earnings. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangible assets of motor carriers and accounting for lease modifications do not currently apply to Ferrellgas. Ferrellgas implemented SFAS No. 145 beginning in the fiscal year ending July 31, 2003, and began reporting expenses associated with early extinguishments of debt in income from continuing operations. For the year ended July 31, 2003, Ferrellgas recognized $7.1 million of expenses associated with the early retirement of $160.0 million of senior secured notes. Prior to the adoption of SFAS No. 145, Ferrellgas would have classified this type of expense as an extraordinary item.

     SFAS No. 146 modifies the financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, the statement requires the liability to be recognized and measured initially at fair value. Under previous rules, liabilities for exit costs were recognized at the date of the entity's commitment to an exit plan. Ferrellgas adopted and implemented SFAS No. 146 for any exit or disposal activities initiated after July 31, 2002. The implementation of this statement did not have a material effect on Ferrellgas' financial position, results of operations and cash flows.

     SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends SFAS No. 123 disclosure requirements for annual and interim financial statements to provide more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the fiscal year ending July 31, 2003. Ferrellgas implemented the interim disclosure requirements during the three months ended April 30, 2003. See (17) Unit and stock-based compensation- in this Note for additional information related to these requirements. Ferrellgas is currently studying the voluntary aspects of SFAS No. 148 and the related implications of SFAS No. 123.

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

     FASB Financial Interpretation No. 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. Ferrellgas implemented this interpretation beginning in the three months ended January 31, 2003. During the year ended July 31, 2003, the implementation resulted in the recognition of a liability of $0.2 million, and a related asset of $0.2 million, both of which will be recognized into income over the life of the guarantees. See Note J - Guarantees - for further discussion about these guarantees.

     FASB Financial Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. This interpretation is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. Ferrellgas believes it does not currently have any variable interest entities that would be subject to this interpretation.

     Emerging Issues Task Force ("EITF") 02-3 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" eliminates any basis for recognizing physical inventories included in energy trading activities at fair value. This new accounting rule applies to all physical inventory purchased after October 22, 2002. Ferrellgas had previously recognized physical inventories included in risk management trading activities at fair value.

     EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. Ferrellgas will adopt this new accounting pronouncement beginning August 1, 2003. Ferrellgas believes this pronouncement will not have a material impact on its financial position, results of operations and cash flows, because it does not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

     (20) Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's consolidated financial statements presentation.

C.  Quarterly distributions of available cash

     Ferrellgas Partners makes quarterly cash distributions of all of its "available cash." Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners' business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending January, April, July and October to holders of record on the applicable record date.

     Distributions by Ferrellgas Partners in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made to the senior and common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved. The senior units have certain distribution and preference rights over the common units. The publicly held common units have certain distribution preference rights over the common units held by Ferrell Companies.

     On April 6, 2001, Ferrellgas Partners modified the structure of its outstanding senior units and increased the cash distribution coverage to its publicly held common unitholders. Among other changes, the senior units were modified to allow the holder to be paid a quarterly distribution in cash instead of in additional senior unit distributions. See Note A - Partnership organization and formation - for additional information about the modifications to the senior units. In addition, Ferrell Companies, the beneficial owner of 17.9 million common units, granted Ferrellgas Partners the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36.0 million. The ability to defer distributions to Ferrell Companies provides Ferrellgas Partners' public common unitholders distribution support until December 31, 2005. This distribution support is available if Ferrellgas Partners' available cash for any fiscal quarter is insufficient to pay all of the common unitholders their quarterly distribution. Ferrellgas Partners will first pay a distribution to the senior units and then will pay a distribution out of the remaining available cash to the publicly-held common units. Any remaining available cash will then be used to pay a distribution on the common units held by Ferrell Companies. Any quarterly distribution paid per unit to the publicly-held common units that is not able to be paid on the Ferrell Companies-owned common units will be deferred, within certain limits, and paid to Ferrell Companies in future quarters when available cash is sufficient. If insufficient available cash should exist for a particular quarter or any previous deferred distributions to Ferrell Companies remain outstanding, the distribution declared per common unit may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. If the cumulative amount of deferred quarterly distributions to Ferrell Companies were to reach $36.0 million, the common units held by Ferrell Companies will then be paid in the same priority as the publicly-held common units. After payment of all required distributions for any subsequent period, Ferrellgas Partners will use any remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies. Reductions in amounts previously deferred will then again be available for future deferrals to Ferrell Companies through December 31, 2005. In connection with these transactions, during fiscal 2001 Ferrellgas Partners incurred $3.3 million in banking, legal and other professional fees that are classified as other charges in the consolidated statements of earnings.

D.  Supplemental financial statement information

    Inventories consist of:

                                                       2003         2002
                                                    ----------   ----------
       Propane gas and related products              $49,772      $29,169
       Appliances, parts and supplies                 19,305       18,865
                                                    ----------   ----------
                                                     $69,077      $48,034
                                                    ==========   ==========

     In addition to inventories on hand, Ferrellgas enters into contracts to buy product for supply purposes, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of July 31, 2003, Ferrellgas had committed, for supply procurement purposes, to make net delivery of approximately 0.3 million gallons at a fixed price.

    Property, plant and equipment consist of:

                                                              Estimated
                                                             useful lives          2003          2002
                                                         --------------------  ------------  ------------
       Land and improvements                                     2-20           $  39,768     $  40,781
       Buildings and improvements                                  20              55,010        54,453
       Vehicles, including transport trailers                    8-20              79,708        77,226
       Furniture and fixtures                                       5               7,630         8,730
       Bulk equipment and district facilities                    5-30              77,717        73,461
       Tanks and customer equipment                              5-30             667,946       493,679
       Computer equipment and software                           2-5               27,311        29,530
       Computer software development in progress                 n/a               44,869        29,904
       Other                                                                        2,240         2,652
                                                                               ------------  ------------
                                                                                1,002,199       810,416
       Less:  accumulated depreciation                                            317,282       303,885
                                                                               ------------  ------------
                                                                                $ 684,917     $ 506,531
                                                                               ============  ============

     Ferrellgas capitalized $2.2 million and $0.7 million of interest expense related to the development of computer software for the years ended July 31, 2003 and 2002, respectively. As of July 31, 2002, Ferrellgas recognized payables totaling $7.0 million related to the development of new computer software that was paid during fiscal 2003. Depreciation expense totaled $28.2 million, $27.9 million, and $28.3 million for the fiscal years ended July 31, 2003, 2002, and 2001, respectively.

     Other current liabilities consist of:

                                                           2003         2002
                                                        ----------   ----------
       Accrued interest                                  $23,563      $22,382
       Accrued payroll                                    22,848       24,068
       Accrued insurance                                   9,535        9,409
       Note payable (pursuant to acquisition -
         see Note R - Business combinations)               9,847          -
       Other                                              23,894       33,202
                                                        ----------   ----------
                                                         $89,687      $89,061
                                                        ==========   ==========

                                                                          -------------------------------------------
     Loss on disposal of assets and other consist of:                             For the year ended July 31,
                                                                          -------------------------------------------
                                                                             2003            2002            2001
                                                                          ----------      ----------     ------------
        Loss on disposal of assets                                          $5,419          $3,223         $1,459
        Loss on transfer of accounts receivable related to the
          accounts receivable securitization                                 2,224           2,019          5,611
        Service income related to the accounts receivable
          securitization                                                      (964)         (1,285)        (1,326)
                                                                         ----------      ----------     ------------
        Loss on disposal of assets and other                                $6,679          $3,957         $5,744
                                                                         ==========      ==========     ============

     Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

                                                                         -------------------------------------------
                                                                                  For the year ended July 31,
                                                                         -------------------------------------------
                                                                           2003            2002            2001
                                                                         ----------      ----------     ------------
    Operating expense                                                    $126,452         $123,226       $132,349
    Depreciation and amortization expense                                   5,522            6,930          6,764
    Equipment lease expense                                                11,354           11,479         11,578
                                                                         ----------      ----------     ------------
                                                                         $143,328         $141,635       $150,691
                                                                         ==========      ==========     ============

E.   Accounts receivable securitization

     On September 26, 2000, the operating partnership entered into an accounts receivable securitization facility with Bank One, NA. As part of this renewable 364-day facility, the operating partnership transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, LLC, a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit of Banc One, NA. The operating partnership does not provide any guarantee or similar support to the collectibility of these receivables. The operating partnership structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction as required by Banc One, NA and to comply with Ferrellgas' various debt covenants. As a servicer, the operating partnership remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas renewed the facility for an additional 364-day commitment on September 23, 2003.

     The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership's retained interest in these receivables is reduced. In fiscal 2002, as the transferred receivables were collected and the funding from the accounts receivable securitization facility was reduced to zero, the operating partnership's retained interest in the transferred receivables, was reduced from $7.2 million at July 31, 2001 to zero at July 31, 2002. As of July 31, 2003 and 2002, the balance of the retained interest was $8.1 million and $0 million, respectively and was classified as accounts receivable on the consolidated balance sheets. At July 31, 2003, $42.5 million had been transferred compared with $0 million at July 31, 2002. The operating partnership had the ability to transfer, at its option, an additional $19.1 million of its trade accounts receivable at July 31, 2003. The net non-cash activity relating to this retained interest was $1.8 million, $3.3 million and $3.8 million during the years ended July 31, 2003, 2002, and 2001, respectively.

     These amounts reported in the consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 1.6%, 3.6% and 6.5% during the years ended July 31, 2003, 2002 and 2001, respectively. Bad debt expense for these transferred receivables totaled $0.3 million, $0.2 million and $0.4 million during the years ended July 31, 2003, 2002 and 2001, respectively.

F.   Goodwill

     Ferrellgas adopted SFAS No. 142 "Goodwill and Other Intangible Assets" beginning in the first quarter of fiscal 2002. SFAS No. 142 modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The following table discloses Ferrellgas' net earnings for the fiscal years ended July 31, 2003, 2002 and 2001, adding back the amortization expense related to goodwill that is no longer amortized.

                                                                                For the year ended July 31,
                                                                      -------------------------------------------------
                                                                          2003              2002             2001
                                                                      -------------     -------------    --------------
     Reported net earnings                                               $56,749          $59,959          $64,068
     Add back: Goodwill amortization                                        -                -              11,308
                                                                      -------------     -------------    --------------
     Adjusted net earnings                                               $56,749          $59,959          $75,376
                                                                      =============     =============    ==============

     Basic and diluted earnings per common unit:
                                                                                 For the year ended July 31,
                                                                      -------------------------------------------------
                                                                          2003              2002             2001
                                                                      -------------     -------------    --------------
     Reported net earnings available to common unitholders               $1.33              $1.34            $1.43
     Add back:  Goodwill amortization                                       -                  -              0.32
                                                                      -------------     -------------    --------------
     Adjusted net earnings available to common unitholders               $1.33              $1.34            $1.75
                                                                      =============     =============    ==============

G.   Intangible assets, net

     Intangible assets, net consist of:

                                                July 31, 2003                                July 31, 2002
                                  -------------------------------------------   -------------------------------------------
                                       Gross                                        Gross
                                     Carrying      Accumulated                     Carrying      Accumulated
                                      Amount       Amortization       Net           Amount       Amortization       Net
                                  -------------- ---------------- -----------   -------------  ---------------- -----------
     Customer lists                    $220,061       $(133,548)     $86,513      $208,662        $(124,860)     $83,802
     Non-compete agreements              64,020         (52,376)      11,644        62,893          (48,525)      14,368
                                  -------------- ---------------- -----------   -------------  ---------------- -----------
       Total                           $284,081       $(185,924)     $98,157      $271,555        $(173,385)     $98,170
                                  ============== ================ ===========   =============  ================ ===========

     Customer lists have estimated lives of 15 years, while non-compete agreements have estimated lives ranging from two to 10 years.

     Aggregate amortization expense:
     -------------------------------
                                        2003             2002              2001
                                        ----             ----              ----
     For the year ended July 31,      $12,539          $14,022           $16,883

     Estimated amortization expense:
     -------------------------------

     For the year ended July 31
     2004     $11,396
     2005      10,876
     2006      10,357
     2007       9,677
     2008       8,748

H.   Long-term debt

     Long-term debt consists of:

                                                                                              2003             2002
                                                                                          -------------     ------------
    Senior notes:
      Fixed rate, 7.16% due 2005-2013 (1)                                                     $350,000         $350,000
      Fixed rate, 8.75%, due 2012, net of unamortized premium of $1,569 (2)                    219,569                -
      Fixed rate, 9.375%, due 2006 (2)                                                               -          160,000
      Fixed rate, 8.8%, due 2006-2009 (3)                                                      184,000          184,000

    Credit agreement, variable interest rates, expiring 2006                                   126,700                -

    Notes payable, 7.5% and 7.6% weighted average interest rates,
      respectively, due 2004 to 2011                                                            10,108           12,177
                                                                                          -------------     ------------
                                                                                               890,377          706,177
       Less:  current portion, included in other current liabilities on the
         consolidated balance sheets                                                             2,151            2,319
                                                                                          -------------     ------------
                                                                                              $888,226         $703,858
                                                                                          =============     ============

     (1) The operating partnership fixed rate senior notes, issued in August 1998, are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the series A, B, C, D and E notes shall be due on August 1, 2005, 2006, 2008, 2010, and 2013, respectively. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

     (2) On September 24, 2002, Ferrellgas redeemed the Ferrellgas Partners fixed rate senior secured notes issued in April 1996, with the proceeds from $170.0 million of Ferrellgas Partners fixed rate senior notes. Ferrellgas recognized a $7.1 million charge to earnings related to the premium and other costs incurred to redeem the notes plus the write-off of financing costs related to the original issuance of the Ferrellgas Partners senior secured notes. On December 18, 2002,
          Ferrellgas issued $48.0 million of Ferrellgas Partners fixed rate senior notes with a debt premium of $1.7 million that will be amortized to interest expense through 2012. The Ferrellgas Partners senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

     (3) The operating partnership fixed rate senior notes, issued in February 2000, are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the series A, B and C notes are due on August 1, 2006, 2007 and 2009, respectively. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

     On December 10, 2002, Ferrellgas refinanced its $157.0 million bank credit facility with a $307.5 million amended bank credit facility, using $155.6 million of the funds available thereunder to purchase propane tanks and related assets that it previously leased, plus making a $1.2 million payment of related accrued lease expense. The remaining portion of the amended bank credit facility is available for working capital, acquisition, capital expenditure and general partnership purposes and will terminate on April 28, 2006, unless extended or renewed. The credit facility has a letter of credit sub-facility with availability of $80.0 million. As of July 31, 2003, Ferrellgas had borrowings of $126.7 million, at a weighted average interest rate of 3.2%, under this amended bank credit facility.

     All borrowings under the amended bank credit facility bear interest, at Ferrellgas' option, at a rate equal to either:

     o the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of July 31, 2003, the federal funds rate and Bank of America's prime rate were 1.04% and 4.00%, respectively); or

     o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2003, the one-month Eurodollar Rate was 1.04%).

     In addition, an annual commitment fee is payable on the daily unused portion of the credit facility at a per annum rate varying from 0.375% to 0.625% (as of July 31, 2003, the commitment fee per annum rate was 0.375%).

     Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $44.7 million and $40.6 million at July 31, 2003 and 2002, respectively. At July 31, 2003, Ferrellgas had $136.1 million of funding available. Ferrellgas incurred commitment fees of $0.5 million, $0.4 million and $0.5 million in fiscal 2003, 2002 and 2001, respectively.

     The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas Partners is prohibited from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

     The scheduled annual principal payments on long-term debt are as follows:

                                                            Scheduled annual
                                                           principal payments
             For the year ended July 31,                  --------------------
               2004                                             $ 2,151
               2005                                               2,146
               2006                                             111,161
               2007                                              38,455
               2008                                              74,105
               Thereafter                                       660,790
                                                          --------------------
               Total                                           $888,808

I.   Asset retirement obligations

     SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas adopted SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the year ended July 31, 2003, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. Ferrellgas believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows. These obligations relate primarily to the estimated future expenditures required to retire Ferrellgas' underground storage facilities. The remaining period until these facilities will require closure and remediation expenditures is approximately 50 years. The following table presents a reconciliation of the beginning and ending carrying amounts of the asset retirement obligation:

                                                              For the year ended
                                                                   July 31,
                                                                    2003
                                                             -------------------
          Asset retirement obligation as of August 1, 2002        $3,073
          Add: Accretion                                             199
                                                             -------------------
          Asset retirement obligation as of July 31, 2003         $3,272
                                                             ===================

     The related asset carried for the purpose of settling the asset retirement obligation is $0.3 million as of July 31, 2003, and is not a legally restricted asset. Assuming retroactive application of the change in accounting principle as of August 1, 2001, there would be no material change in the pro forma net earnings for the year ended July 31, 2002. Other liabilities, assuming retroactive application of the change in accounting principle as of August 1, 2001 and July 31, 2002, would have increased $2.9 million and $3.1 million, respectively.

J.   Guarantees

     FASB Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. As of July 31, 2003, the only material guarantees that Ferrellgas had outstanding were associated with residual value guarantees of operating leases. These operating leases are related to transportation equipment with remaining lease periods scheduled to expire over the next seven fiscal years. Upon completion of the lease period, Ferrellgas guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or Ferrellgas will pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $0.2 million as of July 31, 2003. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $14.5 million.

K.   Partners' capital

     On July 31, 2003, Ferrellgas' capital consisted of 2.0 million senior units, 37.7 million common units, and 0.4 million general partner units which equal a 1% general partner interest. Ferrellgas Partners' partnership agreement contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     In connection with an acquisition during the fiscal year ended July 31, 2000, Ferrellgas Partners issued 4.4 million senior units to a subsidiary of The Williams Companies, Inc. ("Williams"). The general partner contributed $1.8 million to Ferrellgas Partners and $1.8 million to the operating partnership in order to maintain its 1% and 1.0101% general partner interest in each respective entity. On April 6, 2001, an entity owned by James E. Ferrell, the Chairman, Chief Executive Officer and President of the general partner, purchased all senior units held by Williams, who prior to the transaction agreed to certain modifications to the senior units. See Note A - Partnership organization and formation - for more information on the modifications to the senior units.

     Ferrellgas maintains shelf registration statements for the issuance of common units, deferred participation units, warrants and debt securities. Ferrellgas Partners' partnership agreement allows the general partner to issue an unlimited number of additional Ferrellgas general and limited interests and other equity securities of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any unitholders. During the fourth quarter of fiscal 2003, Ferrellgas Partners recognized $26.0 million net of issuance costs pursuant to the issuance of 1.2 million common units to the public. Ferrellgas Partners then used these proceeds and other sources of cash to redeem 0.7 million senior units and pay related accrued but unpaid distributions. These newly issued common units were entitled to the same distribution to be paid to the already outstanding publicly held common units for the quarter ended July 31, 2003. In total, Ferrellgas Partners made redemptions of 0.8 million, 19 thousand and 2.1 million senior units during the years ended July 31, 2003, 2002 and 2001. Ferrellgas Partners issued 0.4 million, 55 thousand and 0.1 million common units during the years ended July 31, 2003, 2002 and 2001, respectively, pursuant to the Ferrellgas Unit Option Plan (see Note P - Unit options of Ferrellgas Partners and stock options of Ferrell Companies). Ferrellgas Partners issued 9 thousand and 0.1 million common units as part of the purchase price of acquisitions during the fiscal years ended July 31, 2003 and 2002 (see Note R - Business combinations).

L.   Derivatives

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. As a result of implementing SFAS No. 133 at the beginning of fiscal 2001, Ferrellgas recognized in its first quarter of fiscal 2001, gains totaling $0.7 million and $0.3 million in accumulated other comprehensive income and the consolidated statements of earnings, respectively. In addition, beginning in the first quarter of fiscal 2001, Ferrellgas recorded subsequent changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Ferrellgas' overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Ferrellgas uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.


     Fluctuations in the wholesale cost of propane expose Ferrellgas to purchase price risk. Ferrellgas purchases propane at various prices that are eventually sold to its customers, exposing Ferrellgas to future product price fluctuations. Also, certain forecasted transactions expose Ferrellgas to purchase price risk. Ferrellgas monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. Ferrellgas uses derivative contracts to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income ("OCI") and are recognized in the consolidated statements of earnings when the forecasted transaction impacts earnings. Ferrellgas did not have any product hedge positions outstanding as of July 31, 2003, therefore there was no fair value adjustment classified as OCI on the consolidated statements of partners' capital at July 31, 2003. The risk management fair value adjustments of $(0.2) million and $(0.3) million included in OCI at July 31, 2002 and 2001, were reclassified into earnings during fiscal 2003 and 2002, respectively. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold. During fiscal years ended July 31, 2003, 2002, and 2001, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to cash flow hedges. The fair value of the derivatives related to purchase price risk are classified on the consolidated balance sheets as inventories.


     Through its risk management trading activities, Ferrellgas also purchases and sells derivatives that are not designated as accounting hedges to manage other risks associated with commodity prices. The types of contracts utilized in these activities include energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. Ferrellgas utilizes published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. The changes in fair value of these risk management trading activities are recognized as they occur in cost of product sold in the consolidated statements of earnings. During fiscal years ended July 31, 2003, 2002 and 2001, Ferrellgas recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $5.9 million, $(6.1) million, and $23.3 million, respectively.

     Estimates related to our risk management trading activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. Assuming a hypothetical 10% adverse change in prices for the delivery month of all energy commodities, the potential loss in future earnings of such a change is estimated at $0.9 million for risk management trading activities as of July 31, 2003. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%.

     The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for the fiscal years ended July 31, 2003, 2002 and 2001.

                                                                                For the year ended July 31,
                                                                        ---------------------------------------------
                                                                           2003            2002             2001
                                                                        ------------    ------------     ------------
     Unrealized losses in fair value of contracts outstanding
       at beginning of year                                                $(4,569)       $(12,587)        $    (359)
     Unrealized gains and (losses) recognized at inception of
       a contract                                                              -               -                 -
     Unrealized gains and (losses) recognized as a result of
       changes in valuation techniques or assumptions                          -               -                 -
     Other unrealized gains and (losses) recognized                          5,921          (6,148)           23,320
     Less:  realized gains and (losses) recognized                           3,070         (14,166)           35,548
                                                                        ------------    ------------     ------------
     Unrealized losses in fair value of contracts outstanding
       at end of year                                                      $(1,718)        $(4,569)        $ (12,587)
                                                                        ============    ============     ============

     The following table summarizes the maturity of these contracts for the valuation methodologies Ferrellgas utilized as of July 31, 2003 and 2002. This table summarizes the contracts where settlement had not yet occurred.

                                                                              Fair value of contracts
                                                                                   at period-end
                                                                        -------------------------------------
                                                                                                Maturity
                                                                                             greater than 1
                                                                          Maturity                year
                                                                          less than          and less than
                         Source of fair value                               1 year             18 months
     -------------------------------------------------------------      --------------      -----------------
     Prices actively quoted                                               $       9               $ -
     Prices provided by other external sources                               (1,727)                -
     Prices based on models and other valuation methods                           -                 -
                                                                        --------------      -----------------
     Unrealized  (losses) in fair value of contracts
          outstanding at July 31, 2003                                    $  (1,718)              $ -
                                                                        ==============      =================

     Prices actively quoted                                               $    (328)              $ -
     Prices provided by other external sources                               (4,225)              (16)
     Prices based on models and other valuation methods                           -                 -
                                                                        --------------      -----------------
     Unrealized  (losses) in fair value of contracts  outstanding
          at July 31, 2002                                                $  (4,553)             $(16)
                                                                        ==============      =================

     The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the years ended July 31, 2003, 2002 and 2001:

     (in thousands)
     For the year ended July 31, 2003                                    13,805
     For the year ended July 31, 2002                                    11,162
     For the year ended July 31, 2001                                    18,539

     Ferrellgas also uses forward contracts, not designated as accounting hedges under SFAS No. 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and sales as defined in SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and thus are not adjusted to fair market value.

     As of July 31, 2003, Ferrellgas holds $763.7 million in fixed rate debt and $126.7 million in variable rate debt. Fluctuations in interest rates subject Ferrellgas to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas' fixed rate debt, while increases in interest rates subject Ferrellgas to the risk of increased interest expense related to its variable rate debt.

     Ferrellgas enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps were used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. The fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other current or long-term assets or as other current or long-term liabilities on the consolidated balance sheets. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized as they occur in interest expense in the consolidated statements of earnings. During fiscal years ended July 31, 2003, 2002, and 2001, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to fair value hedges. There were no such fair value hedges outstanding at July 31, 2003 and 2002. Interest rate caps are used to hedge the risk associated with rising interest rates and their effect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps were designated as cash flow hedges and were outstanding until June 2003. Thus, the effective portions of changes in the fair value of the hedges were recorded in OCI at interim periods and were recognized as interest expense in the consolidated statements of earnings when the forecasted transaction impacted earnings. During fiscal years ended July 31, 2003, 2002, and 2001, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to cash flow hedges. Cash flow hedges are assumed to hedge the risk of changes in cash flows of the hedged risk.

M.   Transactions with related parties

     Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas' partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by the general partner in connection with operating Ferrellgas' business. These costs, which totaled $201.3 million, $197.9 million and $194.5 million for the years ended July 31, 2003, 2002, and 2001, respectively, include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas' behalf, as well as general and administrative costs.

     On December 12, 2001, Ferrellgas Partners issued 37 thousand common units to Ferrell Propane, Inc., a subsidiary of the general partner in connection with the acquisition of Blue Flame Bottle Gas (see Note R - Business combinations). The common unit issuance compensated Ferrell Propane for its retention of $0.7 million of certain tax liabilities of Blue Flame.

     During fiscal 2000, Williams became a related party to Ferrellgas due to Ferrellgas Partners' issuance of 4.4 million senior units to a subsidiary of Williams as part of an acquisition during the year ended July 31, 2000. In a noncash transaction, during fiscal 2001, Ferrellgas Partners paid quarterly senior unit distributions to Williams of $11.1 million, using additional senior units. In April 2001, Williams sold all its senior units to JEF Capital Management, Inc., an entity owned by James E. Ferrell, Chairman, Chief Executive Officer and President of the general partner, and thereafter, ceased to be a related party of Ferrellgas. During fiscal 2001, Ferrellgas recognized wholesale sales to Williams of $0.5 million. In connection with its normal purchasing and risk management activities, Ferrellgas entered into, with Williams as a counterparty, certain purchase, forward, futures, option and swap contracts. During fiscal 2001 Ferrellgas recognized a net decrease to cost of sales of $4.5 million related to these activities.

     On April 6, 2001, Williams approved amendments to the Ferrellgas Partners' partnership agreement related to certain terms of the senior units. Williams then sold all of the senior units for a purchase price of $195.5 million plus accrued and unpaid distributions to JEF Capital Management. The senior units currently have all the same terms and preference rights in distributions and liquidation as when the units were owned by Williams.

     During fiscal 2003, Ferrellgas Partners paid to JEF Capital Management $31.5 million to redeem a total of 0.8 million senior units and $11.6 million in senior unit distributions and accrued a senior unit distribution of $2.0 million that was paid on September 12, 2003. During fiscal 2002, Ferrellgas Partners paid JEF Capital Management $0.8 million to redeem a total of 19 thousand senior units and $11.1 million in senior unit distributions and accrued a senior unit distribution of $2.8 million that was paid on September 13, 2002. During fiscal 2001, Ferrellgas Partners paid JEF Capital Management $83.5 million to redeem a total of 2.1 million senior units and $5.8 million in senior unit distributions.

     During fiscal 2003, Ferrellgas Partners paid common unit distributions of $35.6 million and $0.1 million to Ferrell Companies and Ferrell Propane, respectively. During fiscal 2002, Ferrellgas Partners paid common unit distributions of $35.6 million and $0.1 million to Ferrell Companies and Ferrell Propane, Inc., respectively. During fiscal 2001, Ferrellgas Partners paid common unit distributions of $35.6 million and $27 thousand to Ferrell Companies and Ferrell Propane, Inc., respectively.

     Ferrell International Limited and FI Trading, Inc. are beneficially owned by James E. Ferrell and thus are affiliates of Ferrellgas. Ferrellgas enters into transactions with Ferrell International Limited and FI Trading in connection with its risk management activities and does so at market prices in accordance with an affiliate trading policy approved by the general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During fiscal 2003, 2002 and 2001, Ferrellgas recognized net receipts (disbursements) from purchases, sales and commodity derivative transactions of $(0.2) million, $10.7 million, and $(28.1) million, respectively. These net purchases, sales and commodity derivative transactions with Ferrell International Limited and FI Trading, Inc. are classified as cost of product sold. There were no amounts due to or from Ferrell International Limited at July 31, 2003. Amounts due to and from
     Ferrell International Limited at July 31, 2002 were $0.3 million and $0.4 million, respectively.

     During fiscal 2003, 2002 and 2001, Ferrell International Limited and FI Trading, Inc. paid Ferrellgas a total of $40 thousand in each year for accounting and administration services.

     Ferrellgas also leased propane tanks from Ferrell Propane, Inc., a subsidiary of the general partner from October 1998 until February 2002, at which time, Ferrell Propane sold all its tanks to an unrelated entity. Ferrellgas recognized $0.3 million, and $0.5 million of lease expense during fiscal years 2002 and 2001.

N.   Contingencies and commitments

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

     The 2.0 million senior units outstanding as of July 31, 2003 have a liquidating value of $40 per unit or $79.8 million. The senior units are redeemable by Ferrellgas Partners at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by Ferrellgas Partners' partnership agreement. Such conversion rights are contingent upon Ferrellgas Partners not previously redeeming such securities.

     Certain property and equipment is leased under noncancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2021. Rental expense under these leases totaled $30.0 million, $37.0 million, and $42.4 million for the years ended July 31, 2003, 2002, and 2001, respectively.

     The following table summarizes Ferrellgas' future minimum rental payments and amounts currently anticipated to exercise purchase buyout options as of July 31, 2003:

                                               Future minimum rental and buyout amounts by fiscal year
                                 ------------------------------------------------------------------------------------
                                     2004         2005         2006          2007           2008        Thereafter
                                 ------------- ------------ ------------ -------------- ------------- ---------------
    Operating lease rental
      payments                      $20,161      $14,840      $12,226      $ 8,253        $ 4,862       $ 4,748
    Operating lease buyouts           6,061        5,316        2,077        6,319          2,343         3,279

O.   Employee benefits

     Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

     Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees' accounts over time. The allocation of Ferrell Companies' shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas' consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charge increased during fiscal 2003 and 2002 primarily due to the increase in the fair value of the Ferrell Companies shares allocated to employees. Ferrellgas is not obligated to fund or make contributions to the ESOT.

     The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, Ferrellgas suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the ESOP. Contributions for the years ended July 31, 2003, 2002, and 2001, were $2.9 million, $2.8 million, and $3.2 million, respectively, under the 401(k) provisions.

     The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner's funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal years 2003, 2002 and 2001, other comprehensive income and other liabilities were adjusted by $(0.7) million, $0.5 million and $2.1 million, respectively, because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.


P.   Unit options of Ferrellgas Partners and stock options of Ferrell Companies

     Prior to April 19, 2001, the Second Amended and Restated Ferrellgas Unit Option Plan (the "unit option plan") authorized the issuance of options (the "unit options") covering up to 850,000 of the Ferrellgas Partners' common units to employees of the general partner or its affiliates. Effective April 19, 2001, the unit option plan was amended to authorize the issuance of options covering an additional 500,000 common units. The unit option plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan from the unitholders of Ferrellgas Partners was not required. The Board of Directors of the general partner administers the unit option plan, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the unit option plan. No single officer or director of the general partner may acquire more than 314,895 common units under the unit option plan. The unit options outstanding as of July 31, 2003, are exercisable at exercise prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the units at the time of the grant. In general, the options currently outstanding under the unit option plan vest over a five-year period, and expire on the tenth anniversary of the date of the grant.

                                                                                                        Weighted
                                                                                                       average fair
                                                                                                       value of the
                                                                     Number        Weighted average     options at
                                                                       of           exercise price      grant date
                                                                     units
                                                                ----------------- -------------------- --------------
          Outstanding, August 1, 2000                                 721,525            $18.13
          Granted                                                     651,000             17.90            $2.56
          Exercised                                                  (101,250)            16.80
          Forfeited                                                   (42,075)            19.27
                                                                -----------------
          Outstanding, July 31, 2001                                1,229,200             18.08
          Exercised                                                   (55,350)            16.80
          Forfeited                                                   (98,450)            18.04
                                                                -----------------
          Outstanding, July 31, 2002                                1,075,400             18.15
          Exercised                                                  (368,900)            18.05
          Forfeited                                                    (2,400)            18.80
                                                                -----------------
          Outstanding, July 31, 2003                                  704,100             18.20
                                                                -----------------
          Options exercisable, July 31, 2003                          364,300             18.43
                                                                -----------------
          Options exercisable, July 31, 2002                          594,725             18.25
                                                                -----------------
          Options exercisable, July 31, 2001                           503,543            18.06
                                                                -----------------

                                                                        Options outstanding at July 31, 2003
                                                                -----------------------------------------------------
          Range of option prices at end of year                                    $16.80-$21.67
          Weighted average remaining contractual life                                6.1 Years


     The Ferrell Companies Incentive Compensation Plan (the "ICP") was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies, therefore, there is no potential dilution of Ferrellgas. The ICP stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies' debt, but in no event later than 20 years from the date of issuance.

Q.   Disclosures about fair value of financial instruments

     The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas' long-term debt was $921.0 million and $710.2 million as of July 31, 2003 and 2002, respectively. The fair value is estimated based on quoted market prices.

     Interest rate collar, cap and swap agreements. Ferrellgas from time to time has entered into various interest rate collar, cap and swap agreements involving, among others, the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. During the year ended July 31, 2003, an interest rate cap agreement with a large financial institution expired. The fair value of this agreement was de minimus at July 31, 2002.

R.   Business combinations

     During the year ended July 31, 2003, Ferrellgas acquired the following retail propane businesses with an aggregate value at $49.2 million:

     o    ProAm,  Inc., based primarily in Georgia and Texas,  acquired December
          2002;

     o a branch of Cenex Propane Partners Co., based in Iowa, acquired November 2002;

     o    Northstar Propane, based in Nevada, acquired November 2002;

     o    Pettit Oil Company, Inc., based in Washington, acquired May 2003; and

     o    Wheeler's Bottled Gas, Inc., based in Ohio, acquired July 2003.

     These purchases were funded by $39.1 million in cash payments, the issuance of 9 thousand common units valued at an aggregate of $0.2 million, and $9.9 million in the issuance of a short-term non-interest bearing note payable at an imputed interest rate of 4.25% to the seller and other costs and consideration.

     The aggregate value of these five retail propane businesses was preliminarily allocated as follows: $28.5 million for assets such as customer tanks, buildings and land, $1.1 million for non-compete agreements, $11.7 million for customer lists, and $7.9 million for net working capital. Net working capital was comprised of $8.7 million of current assets and $0.8 million of current liabilities. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these acquired businesses to determine the final allocation of the total purchase price to the various assets acquired. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

     During the year ended July 31, 2002, Ferrellgas acquired the following retail propane businesses with an aggregate value at $10.8 million:

     o    Blue Flame Bottle Gas, based in Arizona, acquired December 2001;

     o    Alabama Butane Co., based in Alabama, acquired November 2001; and

     o    Alma Farmers Union Co-op, based in Wisconsin, acquired September 2001.

     The purchases were funded by $6.3 million of cash payments and the issuance of 0.1 million common units valued at an aggregate of $2.3 million, and $2.2 million of notes payable to the seller. The aggregate value was allocated as follows: $7.1 million for assets such as customer tanks, buildings and land, $2.7 million for non-compete agreements, $1.2 million for customer lists, $32 thousand for other assets and $(0.2) million for net working capital. Net working capital was comprised of $0.6 million of current assets and $0.7 million of current liabilities. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

     During the fiscal year ended July 31, 2001, Ferrellgas acquired the following retail propane businesses with an aggregate value of $0.4 million:

     o    Stone Petroleum, based in Florida, acquired September 2000;

     o    Jordan's Gas Service, based in Ohio, acquired May 2001; and

     o    Wilson Oil, based in Kentucky, acquired May 2001.

     These purchases were funded by $0.2 million of cash payments and the issuance of $0.2 million of notes payable to the seller. These acquisitions do not include a $4.6 million adjustment made in the second fiscal quarter of fiscal 2001 to working capital related to a final valuation adjustment to record a fiscal 2000 acquisition.

     The results of operations of all acquisitions have been included in the consolidated financial statements from their dates of acquisition. The pro forma effect of these transactions was not material to the results of operations.

S.   Earnings per common unit

     In fiscal 2003 and 2002, 90 thousand and 71 thousand unit options, respectively, were considered dilutive, however, these additional units caused less than a $0.01 change between the basic and dilutive earnings per common unit. In fiscal 2001, the unit options were antidilutive. Below is a calculation of the basic and diluted earnings per common unit in the consolidated statements of earnings for the periods indicated. For diluted earnings per common unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. In order to compute the basic and diluted earnings per common unit, the distributions on senior units are subtracted from net earnings to compute net earnings available to common unitholders.

                                                                        For the year ended July 31,
                                                        ------------------------------------------------------------
                                                              2003                 2002                  2001
                                                        -----------------    -----------------     -----------------
      Net earnings available to common unitholders
       before cumulative effect of change in
       accounting principle                                  $48,244              $48,299               $45,594

     Cumulative effect of change in accounting
       principle, net of minority interest and
       general partner interest of $56                        (2,726)                 -                     -
                                                        -----------------    -----------------     -----------------

     Net earnings available to common unitholders
                                                             $45,518              $48,299               $45,594
                                                        =================    =================     =================

     ---------------------------------------------------------------------------------------------------------------
     Weighted average common units outstanding (in
       thousands)                                            36,300.5             36,022.3              31,987.3
                                                        =================    =================     =================

     ---------------------------------------------------------------------------------------------------------------

     Basic and diluted earnings per common unit:
     -------------------------------------------
     Net earnings available to common unitholders
       before cumulative change in accounting
       principle                                             $    1.33            $    1.34             $    1.43

     Cumulative effect of change in accounting
       principle, net of minority interest and
       general partner interest of $56                           (0.08)                  -                     -
                                                        -----------------    -----------------     -----------------
     Net earnings available to common unitholders
                                                             $    1.25            $    1.34             $    1.43
                                                        =================    =================     =================

T.   Quarterly data (unaudited)

     The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments) which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the retail distribution of propane, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of net earnings (loss) per common unit by quarter may not equal the net earnings (loss) per common unit for the year due to variations in the weighted average units outstanding used in computing such amounts.

Fiscal year ended July 31, 2003

                                          First quarter         Second quarter        Third quarter          Fourth quarter
                                         -----------------     -----------------     -----------------     -----------------

Revenues                                         $216,314              $464,466              $369,365               $171,494
Gross profit                                       92,642               209,748               161,431                 66,849
Net earnings (loss) available
  to common unitholders
  before cumulative effect of
  change in accounting
  principle                                      (24,744)                83,516                36,232               (46,759)
Net earnings (loss) available
  to common unitholders
  before cumulative effect of
  change in accounting
  principle per basic and
    diluted common unit                            (0.69)                  2.31                  1.00                 (1.27)

Net earnings (loss)                              (24,966)                87,102                39,373               (44,760)

Fiscal year ended July 31, 2002
                                          First quarter         Second quarter        Third quarter         Fourth quarter
                                         -----------------     -----------------     -----------------     ------------------

Revenues                                     $245,243              $355,738              $287,161               $146,654
Gross profit                                   95,296               179,147               152,521                 74,395
Net earnings (loss) available
  to common unitholders                       (16,141)               64,732                33,511                (33,803)
Net earnings (loss) available
  to common unitholders:
     per basic common unit                      (0.45)                 1.80                  0.93                  (0.94)
     per diluted common unit                    (0.45)                 1.80                  0.93                  (0.93)
Net earnings (loss)                           (13,502)               68,188                36,635                (31,362)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Partners Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.), as of July 31, 2003, and 2002, and the related statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Ferrellgas Partners Finance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 29, 2003

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                                 BALANCE SHEETS


                                                                             July 31,
                                                                    ------------------------------
ASSETS                                                                  2003              2002
------------------------------------------------------------------  -------------    -------------

Cash                                                                      $1,000           $1,000
                                                                    -------------    -------------
Total assets                                                              $1,000           $1,000
                                                                    =============    =============

STOCKHOLDER'S EQUITY
------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                           $1,000           $1,000

Additional paid in capital                                                 2,463            2,061

Accumulated deficit                                                       (2,463)          (2,061)
                                                                    -------------    -------------
Total stockholder's equity                                                $1,000           $1,000
                                                                    =============    =============

                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                             STATEMENTS OF EARNINGS





                                                 For the year ended July 31,
                                             -----------------------------------
                                                2003         2002        2001
                                             ----------   ----------  ----------
Revenues                                        $ -          $ -         $ -

General and administrative expense               402          399         425
                                             ----------   ----------  ----------

Net loss                                       $(402)      $ (399)     $ (425)
                                             ==========   ==========  ==========


                       See notes to financial statements.

                       FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                    Common stock        Additional                    Total
                                ----------------------   paid in     Accumulated   stockholder's
                                  Shares     Dollars     capital      deficit         equity
                                ----------- ---------- ----------- -------------- ----------------

August 1, 2000                    1,000      $1,000      $1,237        ($1,237)       $1,000

Capital contribution                -           -           425            -             425

Net loss                            -           -           -             (425)         (425)
                                ----------- ---------- ----------- -------------- ----------------
July 31, 2001                     1,000       1,000       1,662         (1,662)        1,000

Capital contribution                -           -           399            -             399

Net loss                            -           -           -             (399)         (399)
                                ----------- ---------- ----------- -------------- ----------------
July 31, 2002                     1,000      $1,000       2,061         (2,061)        1,000

Capital contribution                -           -           402            -             402

Net loss                            -           -           -             (402)         (402)
                                ----------- ---------- ----------- -------------- ----------------
July 31, 2003                     1,000      $1,000      $2,463       $ (2,463)       $1,000
                                =========== ========== =========== ============== ================



                       See notes to financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                            STATEMENTS OF CASH FLOWS





                                                   For the year ended July 31,
                                               ---------------------------------
                                                 2003         2002        2001
                                               --------     --------    --------
Cash flows from operating activities:
  Net loss                                     $ (402)      $ (399)     $ (425)
                                               --------     --------    --------
      Cash used by operating activities          (402)        (399)       (425)
                                               --------     --------    --------


Cash flows from financing activities:
  Capital contribution                            402          399         425
                                               --------     --------    --------
      Cash provided by financing activities       402          399         425
                                               --------     --------    --------

Change in cash                                      -            -          -
Cash - beginning of year                        1,000        1,000       1,000
                                               --------     --------    --------
Cash - end of year                             $1,000       $1,000      $1,000
                                               ========     ========    ========

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

B.   Commitment


     On April 26, 1996, the Partnership issued $160.0 million of 9 3/8% senior secured notes due 2006 (the "senior notes"). The senior notes became redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. On September 24, 2002, the Partnership redeemed the Senior Notes with the proceeds from $170.0 million of 8 3/4% senior notes due 2012. On December 18, 2002, the Partnership issued an additional $48.0 million of 8 3/4% senior notes due 2012.

     Effective April 27, 2000, the Partnership entered into an interest rate swap agreement ("Swap Agreement") with Bank of America, related to the semi-annual interest payment due on the Senior Notes. The Swap Agreement, which was terminated by Bank of America on June 15, 2001, required Bank of America to pay the stated fixed interest rate (annual rate 9 3/8%) pursuant to the Senior Notes equaling $7,500,000 every six months due on each June 15 and December 15. In exchange, the Partnership was required to make quarterly floating interest rate payments on the 15th of March, June, September and December based on an annual interest rate equal to the 3 month LIBOR interest rate plus 1.655% applied to the same notional amount of $160.0 million. The Partnership resumed paying the stated fixed interest rate effective June 16, 2001.

     The Finance Corp. serves as a co-obligor for the senior notes.

C.   Income taxes

     Income taxes have been computed as though the Finance Corp. files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

     Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $977 associated with the current year net operating loss carryforward of $2,511, which expire at various dates through July 31, 2023, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the years ended July 31, 2003, 2002 or 2001, and there is no net deferred tax asset as of July 31, 2003 and 2002.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas, L.P. and Subsidiaries
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (the "Partnership") as of July 31, 2003 and 2002, and the related consolidated statements of earnings, partners' capital and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes B(18) and I, the Partnership changed its method of accounting for asset retirement obligations with the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in fiscal 2003 and, as discussed in Notes B(8) and F to the consolidated financial statements, changed its method of accounting for goodwill and other intangible assets with the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in fiscal 2002.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 29, 2003

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      July 31,
                                                           ----------------------------
ASSETS                                                         2003           2002
-----------------------------------------------------      -------------   ------------

Current assets:
  Cash and cash equivalents                                  $  10,816       $ 19,388
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $2,672 and
    $1,467 in 2003 and 2002, respectively)                      56,742         74,274
  Inventories                                                   69,077         48,034
  Prepaid expenses and other current assets                      7,629          8,645
                                                           -------------   ------------
    Total current assets                                       144,264        150,341

  Property, plant and equipment, net                           684,917        506,531
  Goodwill                                                     124,190        124,190
  Intangible assets, net                                        98,157         98,170
  Other assets, net                                              4,163          3,001
                                                           -------------   ------------
    Total assets                                            $1,055,691       $882,233
                                                           =============   ============



LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------

Current liabilities:
  Accounts payable                                          $   59,261       $ 54,316
  Other current liabilities                                     77,211         86,926
                                                           -------------   ------------
    Total current liabilities                                  136,472        141,242

  Long-term debt                                               668,657        543,858
  Other liabilities                                             18,747         14,861
  Contingencies and commitments (Note M)                          -              -

Partners' capital
  Limited partner                                              231,420        183,173
  General partner                                                2,363          1,871
  Accumulated other comprehensive loss                          (1,968)        (2,772)
                                                           -------------   ------------
    Total partners' capital                                    231,815        182,272
                                                           -------------   ------------
    Total liabilities and partners' capital                 $1,055,691       $882,233
                                                           =============   ============


                 See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)

                                                                    For the year ended July 31,
                                                            -------------------------------------------
                                                               2003            2002             2001
                                                            ----------      ----------       ----------

Revenues:
  Propane and other gas liquids sales                       $1,136,358      $  953,117       $1,381,940
  Other                                                         85,281          81,679           86,730
                                                            ----------      ----------       ----------
    Total revenues                                           1,221,639       1,034,796        1,468,670

Cost of product sold (exclusive of
  depreciation, shown with amortization below)                 690,969         533,437          930,117
                                                            ----------      ----------       ----------

Gross profit                                                   530,670         501,359          538,553

Operating expense                                              297,535         279,622          288,258
Depreciation and amortization expense                           40,779          41,937           56,523
General and administrative expense                              28,024          27,157           25,508
Equipment lease expense                                         20,640          24,551           30,986
Employee stock ownership plan compensation charge                6,778           5,218            4,843
Loss on disposal of assets and other                             6,679           3,957            5,744
                                                            ----------      ----------       ----------

Operating income                                               130,235         118,917          126,691

Interest expense                                               (45,318)        (43,972)         (47,686)
Interest income                                                  1,281           1,414            3,027
                                                            ----------      ----------       ----------

Earnings before cumulative effect of change
  in accounting principle                                       86,198          76,359           82,032

Cumulative effect of change in accounting principle             (2,782)             -              -
                                                            ----------      ----------       ----------

Net earnings                                                $   83,416      $   76,359       $   82,032
                                                            ==========      ==========       ==========

                           See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)

                                                                                           Accumulated other
                                                                                           comprehensive loss
                                                                                     ------------------------------
                                                                                                                         Total
                                                         Limited        General          Risk            Pension        partners'
                                                         partner        partner        management       liability        capital
                                                       -----------    -----------    -------------    -------------    -----------

August 1, 2000                                          $199,086        $2,032         $   -            $  -            $201,118

Contributions in connection with
  ESOP compensation charge                                 4,793            50             -               -               4,843

Quarterly cash and accrued distributions                 (85,964)         (877)            -               -             (86,841)

Comprehensive income:
  Net earnings                                            81,203           829             -               -              82,032
  Other comprehensive income (loss):
    Cumulative effect of accounting change                  -             -               709              -
    Net loss on risk management derivatives                 -             -              (289)             -
    Reclassification adjustments                            -             -              (709)             -
    Pension liability adjustment                            -             -                -            (2,092)           (2,381)
                                                                                                                       -----------
Comprehensive income                                                                                                      79,651

                                                       -----------    -----------    -------------    -------------    -----------
July 31, 2001                                            199,118         2,034           (289)          (2,092)          198,771

Contributions in connection with
  ESOP compensation charge                                 5,165            53             -               -               5,218

Quarterly cash and accrued distributions                 (99,031)       (1,011)            -               -            (100,042)

Net assets contributed by Ferrellgas Partners and
  the general partner in connection with acquisitions      2,333            24             -               -               2,357

Comprehensive income:
  Net earnings                                            75,588           771             -               -              76,359
  Other comprehensive income (loss):
    Net losses on risk management derivatives               -             -              (153)             -
    Reclassification of net losses on
      derivatives                                           -             -               289              -
    Pension liability adjustment                            -             -                -              (527)             (391)
                                                                                                                       -----------
Comprehensive income                                                                                                     75,968

                                                       -----------    -----------    -------------    -------------    -----------
July 31, 2002                                            183,173         1,871           (153)          (2,619)          182,272

Contributions in connection with
  ESOP compensation charge                                 6,710            68             -               -               6,778

Quarterly cash and accrued distributions                (100,404)       (1,025)            -               -            (101,429)

Cash contributed by Ferrellgas Partners and
   the general partner                                    17,576           179             -               -              17,755

Net assets contributed by Ferrellgas Partners and
   the general partner in connection with acquisitions    41,792           427             -               -              42,219

Comprehensive income:
  Net earnings                                            82,573           843             -               -              83,416
  Other comprehensive income:
    Reclassification of net gains on
      derivatives                                           -             -               153              -
    Pension liability adjustment                            -             -                -               651               804
                                                                                                                        -----------
Comprehensive income                                                                                                     84,220

                                                       -----------    -----------    -------------    -------------    -----------
July 31, 2003                                           $231,420        $2,363         $   -           $(1,968)         $231,815
                                                       ===========    ===========    =============    =============    ===========

                 See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   For the year ended July 31,
                                                              -----------------------------------
                                                                 2003        2002         2001
                                                              ----------  ----------   ----------

Cash flows from operating activities:
 Net earnings                                                   $83,416     $76,359      $82,032
 Reconciliation of net earnings to net cash provided
   by operating activities:
 Cumulative effect of change in accounting principle              2,782           -            -
  Depreciation and amortization                                  40,779      41,937       56,523
  Employee stock ownership compensation charge                    6,778       5,218        4,843
  Loss on disposal of assets                                      5,419       3,223        1,459
  Other                                                           6,134         482        5,447
  Changes in operating assets and liabilities, net of effects from business acquisitions:
    Accounts and notes receivable, net of securitization        (16,308)     19,614       (9,121)
    Inventories                                                 (17,097)     17,318       11,333
    Prepaid expenses and other current assets                     1,616       1,661       (2,071)
    Accounts payable                                              4,910      (1,385)     (39,792)
    Accrued interest expense                                        661        (511)       1,009
    Other current liabilities                                    (1,202)      1,915        2,233
    Other liabilities                                             1,379       2,057        2,302
  Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations        60,000      30,000      115,000
    Proceeds from collections reinvested in revolving
      period accounts receivable securitizations                562,883     360,677      725,955
    Remittances of amounts collected as servicer of
      accounts receivable securitizations                      (588,883)   (421,677)    (809,955)
                                                              ----------  ----------   ----------
      Net cash provided by operating activities                 153,267     136,888      147,197
                                                              ----------  ----------   ----------

Cash flows from investing activities:
 Business acquisitions, net of cash acquired                     (7,139)     (6,294)      (4,668)
 Capital expenditures - tank lease buyout                      (155,600)          0            0
 Capital expenditures - technology initiative                   (21,203)    (23,114)        (100)
 Capital expenditures - other                                   (18,310)    (14,402)     (15,148)
 Other                                                            2,905       4,237        1,652
                                                              ----------  ----------   ----------
      Net cash used in investing activities                    (199,347)    (39,573)     (18,264)
                                                              ----------  ----------   ----------

Cash flows from financing activities:
 Distributions                                                 (102,233)   (100,062)     (83,981)
 Proceeds from issuance of debt                                 140,000           0        9,843
 Principal payments on debt                                     (16,367)     (3,069)     (26,205)
 Net reductions to short-term borrowings                              0           0      (18,342)
 Cash paid for financing costs                                   (2,074)          0          (56)
 Contributions from partners                                     18,182          33            -
 Advance to Ferrellgas Partners, L.P.                                 -           -          142
                                                              ----------  ----------   ----------
      Net cash provided by (used in) financing activities        37,508    (103,098)    (118,599)
                                                              ----------  ----------   ----------

Increase (decrease) in cash and cash equivalents                 (8,572)     (5,783)      10,334
Cash and cash equivalents - beginning of period                  19,388      25,171       14,837
                                                              ----------  ----------   ----------
Cash and cash equivalents - end of period                       $10,816     $19,388      $25,171
                                                              ==========  ==========   ==========

Cash paid for interest                                          $42,843     $42,732      $44,706
                                                              ==========  ==========   ==========

                 See notes to consolidated financial statements.

                                FERRELLGAS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, unless otherwise designated)

A.   Partnership organization and formation

     Ferrellgas, L.P. was formed April 22, 1994, and is a Delaware limited partnership. Ferrellgas, L.P. was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. ("general partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell Companies"). The general partner holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions. Ferrellgas Partners, L.P., a publicly traded limited partnership, holds an approximate 99% interest in and consolidates Ferrellgas, L.P. Ferrellgas Partners, L.P. and Ferrellgas, L.P. are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

     On July 17, 1998, 100% of the outstanding common stock of Ferrell Companies was purchased primarily from Mr. James E. Ferrell and his family by a newly established leveraged employee stock ownership trust ("ESOT") established pursuant to the Ferrell Companies Employee Stock Ownership Plan ("ESOP"). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas, L.P. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees' ESOP accounts.

     On June 5, 2000, Ferrellgas, L.P.'s partnership agreement was amended to allow the general partner to have an option in maintaining its 1.0101% general partner interest in Ferrellgas, L.P. concurrent with the issuance of other additional equity. Prior to this amendment, the general partner was required to make capital contributions to Ferrellgas, L.P. in order to maintain its 1.0101% general partner interest concurrent with the issuance of any additional equity.

B.   Summary of significant accounting policies

     (1) Nature of operations: Ferrellgas, L.P. is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, agricultural and other customers.

     (2) Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial  statements  and the  reported  amounts of revenues  and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for product liability and other claims, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, and valuation methods of derivative commodity contracts.

     (3) Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all material intercompany accounts and transactions. Ferrellgas Receivables, LLC, a wholly owned unconsolidated subsidiary, is a qualifying special purpose entity.

     (4) Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to the accounts receivable securitization, transactions with related parties and business combinations and are disclosed in Note E - Accounts receivable securitization, Note L - Transactions with related parties and Note Q - Business combinations, respectively.

     (5) Inventories: Inventories are stated at the lower of cost or market using average cost and actual cost methods. Ferrellgas, L.P. enters into commodity derivative contracts involving propane and related products to hedge, reduce risk and anticipate market movements. The fair value of these derivative contracts is classified as inventory.

     (6) Accounts receivable securitization: Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. Ferrellgas, L.P. accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the related receivables are removed from the consolidated balance sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received. Retained interest is included in "Accounts and notes receivable" in the consolidated balance sheets.

     Ferrellgas, L.P. determines the fair value of its retained interests based on the present value of future expected cash flows using management's best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, thus the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas L.P.'s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in "Loss on disposal of assets and other" in the consolidated statements of earnings. See Note E
     - Accounts receivable securitization - for further discussion of these transactions.

     (7) Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes equipment replacement and betterment expenditures that are (i) greater than $1 thousand, (ii) upgrade, replace or completely rebuild major mechanical components and (iii) extend the original book life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note D - Supplemental financial statement information - for further discussion of property, plant and equipment.

     (8) Goodwill: Goodwill is not amortized and is tested annually for impairment. Beginning in the first quarter of fiscal 2002, Ferrellgas, L.P. adopted SFAS No. 142 which modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. Ferrellgas, L.P. tested goodwill for impairment at the time the statement was adopted and continues to do so each January 31 on an annual basis. Ferrellgas, L.P. did not recognize any impairment losses as a result of these tests.

     (9) Intangible assets: Intangible assets, consisting primarily of customer lists and noncompete notes, are stated at cost, net of amortization calculated using either straight-line or accelerated methods over periods ranging from two to 15 years. Ferrellgas, L.P. reviews identifiable intangibles for impairment in a similar manner as with long-lived assets. Ferrellgas, L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note G - Intangible assets, net - for further discussion of intangible assets.

     (10) Accounting for derivative commodity contracts: Ferrellgas, L.P. enters into commodity options involving propane and related products to specifically hedge certain product cost risk. Any changes in the fair value of these specific cash flow hedge positions are deferred and included in other comprehensive income and recognized as an adjustment to the overall purchase price of product in the month the purchase contract is settled. Ferrellgas, L.P. also enters into other commodity forward and futures purchase/sale agreements and commodity swaps and options involving propane and related products, which are not specific hedges to a certain product cost risk, but are used for risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject Ferrellgas, L.P. to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried on the consolidated balance sheets at fair value with changes in that value recognized in earnings. Ferrellgas, L.P. classifies all gains and losses from these derivative commodity contracts entered into for product risk management purposes as cost of product sold in the consolidated statements of earnings. See Note K - Derivatives - for further discussion.

     (11) Revenue recognition: Sales of propane are recognized by Ferrellgas, L.P. at the time product is delivered to its customers. Revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and thus are classified as revenue.

     (12) Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within depreciation and amortization expense. Lease expenses on delivery vehicles Ferrellgas, L.P. leases are classified within equipment lease expense. See Note D - Supplemental financial statement information - for the financial statement presentation of shipping and handling expenses.

     (13) Cost of product sold: Cost of product sold includes all costs to acquire propane, other gas liquids and non-gas items, including the results from all risk management activities and the costs of storing and transporting inventory to Ferrellgas L.P.'s retail districts prior to delivery to its customers.

     (14) Operating expenses: Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

     (15) Income taxes: Ferrellgas, L.P. is a limited partnership. As a result, Ferrellgas, L.P.'s earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying consolidated financial statements of Ferrellgas, L.P. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under Ferrellgas, L.P.'s partnership agreement.

     (16) Unit and stock-based compensation: Ferrellgas, L.P. accounts for the Ferrellgas Partners Unit Option Plan and the Ferrell Companies, Inc. Incentive Compensation Plan ("ICP") using the intrinsic value method under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized for the unit option plan, or for the ICP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, Ferrellgas, L.P.'s net earnings and earnings per unit would have been adjusted as noted in the table below:

                                                                   2003             2002             2001
                                                               -------------    -------------    -------------
       Net earnings as reported                                     $83,416          $76,359          $82,032

       Deduct: Total stock-based employee
         compensation expenses determined under fair
         value based method for all awards                             (952)            (992)            (982)
                                                               -------------    -------------    -------------

       Pro forma net earnings                                       $82,464          $75,367          $81,050
                                                               =============    =============    =============

     The fair value of the unit options granted during fiscal 2001 was determined using a binomial option valuation model with the following assumptions: a) distribution amount of $0.50 per common unit per quarter,
     b) average common unit price volatility of 23.2%, c) the risk-free interest rate used was 4.4%, and d) the expected life of the option used was five years. The fair value of the ICP stock options granted during the 2003, 2002 and 2001 fiscal years were determined using a binomial option valuation model with the following assumptions: a) no dividends, b) average stock price volatility of 18.6%, 19.2% and 13.2% used in 2003, 2002 and 2001, respectively, c) the risk-free interest rate used was 4.0%, 4.3% and 5.2% in 2003, 2002 and 2001, respectively and d) expected life of the options between five and 12 years.

     See Note O - Unit options of Ferrellgas Partners, L.P. and stock options of Ferrell Companies - for further discussion and disclosure of stock-based compensation.

     (17) Segment information: Ferrellgas, L.P. is a single reportable operating segment engaging in the retail distribution of propane and related equipment and supplies.

     (18) Adoption of new accounting standards: The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 148 "Accounting for Stock-Based Compensation
     - Transition and Disclosure," SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," FASB Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities."

     SFAS No. 143 requires the recognition of a liability if a company has a legal or contractual financial obligation in connection with the retirement of a tangible long-lived asset. Ferrellgas, L.P. implemented SFAS No. 143 beginning in the fiscal year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million at the beginning of the year ended July 31, 2003, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. See Note I - Asset retirement obligations - for further discussion of these obligations. Ferrellgas, L.P. believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows.

     SFAS No. 144 modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. Ferrellgas, L.P. implemented SFAS No. 144 beginning in the fiscal year ending July 31, 2003, with no material effect on its financial position, results of operations and cash flows.

     SFAS No. 145 eliminates the requirement that material gains and losses resulting from the early extinguishment of debt be classified as an extraordinary item in the consolidated statements of earnings. Instead, companies must evaluate whether the transaction meets both the criteria of being unusual in nature and infrequent in occurrence. Other aspects of SFAS No. 145 relating to accounting for intangible assets of motor carriers and accounting for lease modifications do not currently apply to Ferrellgas, L.P. Ferrellgas, L.P. implemented SFAS No. 145 beginning in the fiscal year ending July 31, 2003, and will report expenses associated with early extinguishments of debt in income from continuing operations.

     SFAS No. 146 modifies the financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additionally, the statement requires the liability to be recognized and measured initially at fair value. Under previous rules, liabilities for exit costs were recognized at the date of the entity's commitment to an exit plan. Ferrellgas, L.P. adopted and implemented SFAS No. 146 for any exit or disposal activities initiated after July 31, 2002. The implementation of this statement did not have a material effect on Ferrellgas L.P.'s financial position, results of operations and cash flows.

     SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. This statement also amends SFAS No. 123 disclosure requirements for annual and interim financial statements to provide more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the fiscal year ending July 31, 2003. Ferrellgas, L.P. implemented the interim disclosure requirements during the three months ended April 30, 2003. See (16) Unit and stock-based compensation - in this Note for additional information related to these requirements. Ferrellgas, L.P. is currently studying the voluntary aspects of SFAS No. 148 and the related implications of SFAS No. 123.

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

     FASB Financial Interpretation No. 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. Ferrellgas, L.P. implemented this interpretation beginning in the three months ended January 31, 2003. During the year ended July 31, 2003, the implementation resulted in the recognition of a liability of $0.2 million, and a related asset of $0.2 million, both of which will be recognized into income over the life of the guarantees. See Note J - Guarantees - for further discussion about these guarantees.

     FASB Financial Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. This interpretation is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. Ferrellgas, L.P. believes it does not currently have any variable interest entities that would be subject to this interpretation.

     Emerging Issues Task Force ("EITF") 02-3 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" eliminates any basis for recognizing physical inventories included in energy trading activities at fair value. This new accounting rule applies to all physical inventory purchased after October 22, 2002. Ferrellgas, L.P. had previously recognized physical inventories included in risk management trading activities at fair value.

     EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. Ferrellgas, L.P. will adopt this new accounting pronouncement August 1, 2003. Ferrellgas, L.P. believes this pronouncement will not have a material impact on its financial position, results of operations and cash flows, because it does not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

     (19) Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's consolidated financial statements presentation.

C.   Quarterly distributions of available cash

     Ferrellgas, L.P. makes quarterly cash distributions of all of its "available cash." Available cash is defined in the partnership agreement of Ferrellgas, L.P. as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas, L.P.'s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending January, April, July and October.

     Distributions by Ferrellgas, L.P. in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made as an approximate 99% to Ferrellgas Partners, L.P. and an approximate 1% to the general partner.

D.  Supplemental financial statement information

    Inventories consist of:

                                                     2003              2002
                                                 --------------   --------------
       Propane gas and related products            $49,772           $29,169
       Appliances, parts and supplies               19,305            18,865
                                                 --------------   --------------
                                                   $69,077           $48,034
                                                 ==============   ==============

     In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of July 31, 2003, in addition to the inventory on hand, Ferrellgas, L.P. had committed to make net delivery of approximately
     0.3 million gallons at a fixed price.

    Property, plant and equipment consist of:

                                                              Estimated
                                                             useful lives             2003             2002
                                                         ---------------------    ------------     ------------
       Land and improvements                                     2-20               $ 39,768          $40,781
       Buildings and improvements                                  20                 55,010           54,453
       Vehicles, including transport trailers                    8-20                 79,708           77,226
       Furniture and fixtures                                       5                  7,630            8,730
       Bulk equipment and district facilities                    5-30                 77,717           73,461
       Tanks and customer equipment                              5-30                667,946          493,679
       Computer equipment and software                           2-5                  27,311           29,530
       Computer software development in progress                 n/a                  44,869           29,904
       Other                                                                           2,240            2,652
                                                                                  ------------     ------------
                                                                                   1,002,199          810,416
       Less:  accumulated depreciation                                               317,282          303,885
                                                                                  ------------     ------------
                                                                                    $684,917         $506,531
                                                                                  ============     ============

     Ferrellgas, L.P. capitalized $2.2 million and $0.7 million of interest expense related to the development of computer software for the years ended July 31, 2003 and 2002, respectively. As of July 31, 2002, Ferrellgas, L.P. recognized payables totaling $7.0 million related to the development of new computer software which were paid during fiscal 2003. Depreciation expense totaled $28.2 million, $27.9 million, and $28.3 million for the fiscal years ended July 31, 2003, 2002, and 2001, respectively.

 Other current liabilities consist of:

                                                       2003             2002
                                                  --------------   -------------
       Accrued interest                               $21,126         $20,465
       Accrued payroll                                 22,848          24,068
       Accrued insurance                                9,535           9,409
       Other                                           23,702          32,984
                                                  --------------   -------------
                                                      $77,211         $86,926
                                                  ==============   =============



     Loss on disposal of assets and other consist of:

                                                                                  For the year ended July 31,
                                                                         -------------------------------------------
                                                                            2003            2002             2001
                                                                         ----------      ----------       ----------
        Loss on disposal of assets                                         $5,419          $3,223           $1,459
        Loss on transfer of accounts receivable related to the
          accounts receivable securitization                                2,224           2,019            5,611
        Service income related to the accounts receivable
          securitization                                                     (964)         (1,285)          (1,326)
                                                                         ----------      ----------       ----------
        Loss on disposal of assets and other                               $6,679          $3,957           $5,744
                                                                         ==========      ==========       ==========

     Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

                                                                                  For the year ended July 31,
                                                                         -------------------------------------------
                                                                            2003            2002             2001
                                                                         ----------      ----------       ----------
    Operating expense                                                     $126,452        $123,226         $132,349
    Depreciation and amortization expense                                    5,522           6,930            6,764
    Equipment lease expense                                                 11,354          11,479           11,578
                                                                        ----------      ----------       ----------
                                                                          $143,328        $141,635         $150,691
                                                                        ==========      ==========       ==========

E.   Accounts receivable securitization

     On September 26, 2000, Ferrellgas, L.P. entered into an accounts receivable securitization facility with Bank One, NA. As part of this renewable 364-day facility, Ferrellgas, L.P. transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, LLC, a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit of Banc One, NA. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectibility of these receivables. Ferrellgas, L.P. structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction as required by Banc One, NA and to comply with Ferrellgas L.P.'s various debt covenants. As a servicer, Ferrellgas, L.P. remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas, L.P. renewed the facility for an additional 364-day commitment on September 23, 2003.

     Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.'s retained interest in these receivables is reduced. In fiscal 2002, as the transferred receivables were collected and the funding from the accounts receivable securitization facility was reduced to zero, Ferrellgas, L.P.'s retained interest in the transferred receivables, was reduced from $7.2 million at July 31, 2001 to zero at July 31, 2002. As of July 31, 2003 and 2002, the balance of the retained interest was $8.1 million and $0 million, respectively and was classified as accounts receivable on the consolidated balance sheets. At July 31, 2003, $42.5 million had been transferred compared with $0 million at July 31, 2002. Ferrellgas, L.P. had the ability to transfer, at its option, an additional $19.1 million of its trade accounts receivable at July 31, 2003. The net non-cash activity relating to this retained interest was $1.8 million, $3.3 million and $3.8 million during the years ended July 31, 2003, 2002, and 2001, respectively.

     These amounts reported in the consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 1.6%, 3.6% and 6.5% during the years ended July 31, 2003, 2002 and 2001, respectively. Bad debt expense for these transferred receivables totaled $0.3 million, $0.2 million and $0.4 million during the years ended July 31, 2003, 2002 and 2001, respectively.

F.   Goodwill

     Ferrellgas, L.P. adopted SFAS No. 142 "Goodwill and Other Intangible Assets" beginning in the first quarter of fiscal 2002. SFAS No. 142 modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. The following table discloses Ferrellgas L.P.'s net earnings for the fiscal years ended July 31, 2003, 2002 and 2001, adding back the amortization expense related to goodwill that is no longer amortized.

                                              For the year ended July 31,
                                    --------------------------------------------
                                       2003             2002             2001
                                    ----------       ----------       ----------
     Reported net earnings             $83,416         $76,359         $82,032
     Add back: Goodwill amortization      -               -             11,308
                                    ----------       -----------      ----------
     Adjusted net earnings             $83,416         $76,359         $93,340
                                    ==========       ===========      ==========

G.   Intangible assets, net

     Intangible assets, net consist of:

                                                  July 31, 2003                              July 31, 2002
                                    ----------------------------------------    ----------------------------------------
                                       Gross                                       Gross
                                      Carrying    Accumulated                     Carrying     Accumulated
                                       Amount     Amortization       Net           Amount     Amortization       Net
                                    ----------- ---------------- -----------    ----------- ---------------- -----------
     Customer lists                   $220,061     $(133,548)      $86,513        $208,662     $(124,860)      $83,802
     Non-compete agreements             64,020       (52,376)       11,644          62,893       (48,525)       14,368
                                    ----------- ---------------- -----------    ----------- ---------------- -----------
       Total                          $284,081     $(185,924)      $98,157        $271,555     $(173,385)      $98,170
                                    =========== ================ ===========    =========== ================ ============



     Customer lists have estimated lives of 15 years, while non-compete agreements have estimated lives ranging from two to 10 years.

     Aggregate amortization expense:
                                            2003           2002           2001
                                            ----           ----           ----
     For the year ended July 31,          $12,539        $14,022         $16,883

     Estimated amortization expense:

     For the year ended July 31
     2004     $11,396
     2005      10,876
     2006      10,357
     2007       9,677
     2008       8,748

H.   Long-term debt

     Long-term debt consists of:

                                                                                              2003             2002
                                                                                          -------------     ------------
    Senior notes:
      Fixed rate, 7.16% due 2005-2013 (1)                                                    $350,000          $350,000
      Fixed rate, 8.8%, due 2006-2009 (2)                                                     184,000           184,000

    Credit agreement, variable interest rates, expiring 2006                                  126,700                -

    Notes payable, 7.5% and 7.6% weighted average interest rates,
      respectively, due 2004 to 2011                                                           10,108            12,177
                                                                                          -------------     ------------
                                                                                              670,808           546,177
    Less:  current portion, included in other current liabilities on the consolidated
       balance sheets                                                                           2,151             2,319
                                                                                          -------------     ------------
                                                                                             $668,657          $543,858
                                                                                          =============     ============

     (1) Ferrellgas, L.P. fixed rate senior notes, issued in August 1998, are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series A, B, C, D and E notes shall be due on August 1, 2005, 2006, 2008, 2010, and 2013, respectively. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

     (2) Ferrellgas, L.P. fixed rate senior notes, issued in February 2000, are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series A, B and C notes are due on August 1, 2006, 2007 and 2009, respectively. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

     On December 10, 2002, Ferrellgas, L.P. refinanced its $157.0 million bank credit facility with a $307.5 million amended bank credit facility, using $155.6 million of the funds available thereunder to purchase propane tanks and related assets that it previously leased, plus making a $1.2 million payment of related accrued lease expense. The remaining portion of the amended bank credit facility is available for working capital, acquisition, capital expenditure and general partnership purposes and will terminate on April 28, 2006, unless extended or renewed. The credit facility has a letter of credit sub-facility with availability of $80.0 million. As of July 31, 2003, Ferrellgas, L.P. had borrowings of $126.7 million, at a weighted average interest rate of 3.2%, under this amended bank credit facility.

     All borrowings under the amended bank credit facility bear interest, at Ferrellgas L.P.'s option, at a rate equal to either:

     o the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of July 31, 2003, the federal funds rate and Bank of America's prime rate were 1.04% and 4.00%, respectively); or

     o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2003, the one-month Eurodollar Rate was 1.04%).

     In addition, an annual commitment fee is payable on the daily unused portion of the credit facility at a per annum rate varying from 0.375% to 0.625% (as of July 31, 2003, the commitment fee per annum rate was 0.375%).

     Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $44.7 million and $40.6 million at July 31, 2003 and 2002, respectively. At July 31, 2003, Ferrellgas, L.P. had $136.1 million of funding available. Ferrellgas, L.P. incurred commitment fees of $0.5 million, $0.4 million and $0.5 million in fiscal 2003, 2002 and 2001, respectively.

     The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

     The scheduled annual principal payments on long-term debt are as follows:

                                                              Scheduled annual
                                                             principal payments
             For the year ended July 31,
                                                             ------------------
               2004                                              $  2,151
               2005                                                 2,146
               2006                                               111,161
               2007                                                38,455
               2008                                                74,105
               Thereafter                                         442,790
                                                             ------------------
               Total                                             $670,808

I.   Asset retirement obligations

     SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas, L.P. adopted SFAS No. 143 beginning in the year ending July 31, 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during the year ended July 31, 2003, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. Ferrellgas, L.P. believes the implementation will not have a material ongoing effect on its financial position, results of operations and cash flows. These obligations relate primarily to the estimated future expenditures required to retire Ferrellgas, L.P.'s underground storage facilities. The remaining period until these facilities will require closure and remediation expenditures is approximately 50 years. The following table presents a reconciliation of the beginning and ending carrying amounts of the asset retirement obligation:

                                                                     Year ended
                                                                   July 31, 2003
                                                                   -------------
          Asset retirement obligation as of August 1, 2002            $3,073
          Add: Accretion                                                 199
                                                                   -------------
          Asset retirement obligation as of July 31, 2003             $3,272
                                                                   =============

     The related asset carried for the purpose of settling the asset retirement obligation is $0.3 million as of July 31, 2003, and is not a legally restricted asset. Assuming retroactive application of the change in accounting principle as of August 1, 2001, there would be no material change in the pro forma net earnings for the year ended July 31, 2002. Other liabilities, assuming retroactive application of the change in accounting principle as of August 1, 2001 and July 31, 2002, would have increased $2.9 million and $3.1 million, respectively.

J.   Guarantees

     FASB Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. As of July 31, 2003, the only material guarantees that Ferrellgas, L.P. had outstanding were associated with residual value guarantees of operating leases. These operating leases are related to transportation equipment with remaining lease periods scheduled to expire over the next seven fiscal years. Upon completion of the lease period, Ferrellgas, L.P. guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or Ferrellgas, L.P. will pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $0.2 million as of July 31, 2003. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $14.5 million.

K.   Derivatives

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. As a result of implementing SFAS No. 133 at the beginning of fiscal 2001, Ferrellgas, L.P. recognized in its first quarter of fiscal 2001, gains totaling $0.7 million and $0.3 million in accumulated other comprehensive income and the consolidated statements of earnings, respectively. In addition, beginning in the first quarter of fiscal 2001, Ferrellgas, L.P. recorded subsequent changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Ferrellgas L.P.'s overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Ferrellgas, L.P. uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

     Fluctuations in the wholesale cost of propane expose Ferrellgas, L.P. to purchase price risk. Ferrellgas, L.P. purchases propane at various prices that are eventually sold to its customers, exposing Ferrellgas, L.P. to future product price fluctuations. Also, certain forecasted transactions expose Ferrellgas, L.P. to purchase price risk. Ferrellgas, L.P. monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. Ferrellgas, L.P. uses derivative contracts to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income ("OCI") and are recognized in the consolidated statements of earnings when the forecasted transaction impacts earnings. Ferrellgas, L.P. did not have any product hedge positions outstanding as of July 31, 2003, therefore there was no fair value adjustment classified as OCI on the consolidated statements of partners' capital at July 31, 2003. The risk management fair value adjustments of $(0.2) million and $(0.3) million included in OCI at July 31, 2002 and 2001, were reclassified into earnings during fiscal 2003 and 2002, respectively. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold. During fiscal years ended July 31, 2003, 2002, and 2001, Ferrellgas, L.P, did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to cash flow hedges. The fair value of the derivatives related to purchase price risk are classified on the consolidated balance sheets as inventories.


     Through its risk management trading activities, Ferrellgas, L.P, also purchases and sells derivatives that are not designated as accounting hedges to manage other risks associated with commodity prices. The types of contracts utilized in these activities include energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. Ferrellgas, L.P, utilizes published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. The changes in fair value of these risk management trading activities are recognized as they occur in cost of product sold in the consolidated statements of earnings. During fiscal years ended July 31, 2003, 2002 and 2001, Ferrellgas, L.P, recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $5.9 million, $(6.1) million, and $23.3 million, respectively.

     Estimates related to our risk management trading activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. Assuming a hypothetical 10% adverse change in prices for the delivery month of all energy commodities, the potential loss in future earnings of such a change is estimated at $0.9 million for risk management trading activities as of July 31, 2003. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%.

     The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for the fiscal years ended July 31, 2003, 2002 and 2001.

                                                                                For the year ended July 31,
                                                                        ---------------------------------------------
                                                                           2003            2002             2001
                                                                        ------------    ------------     ------------
     Unrealized losses in fair value of contracts outstanding
       at beginning of year                                              $(4,569)        $(12,587)          $(359)
     Unrealized gains and (losses) recognized at inception of
       a contract                                                            -                -               -
     Unrealized gains and (losses) recognized as a result of
       changes in valuation techniques or assumptions                         -                -               -
     Other unrealized gains and (losses) recognized                        5,921           (6,148)         23,320
     Less:  realized gains and (losses) recognized                         3,070          (14,166)         35,548
                                                                        ------------    ------------     ------------
     Unrealized losses in fair value of contracts outstanding
       at end of year                                                    $(1,718)         $(4,569)       $(12,587)
                                                                        ============    ============     ============


     The following table summarizes the maturity of these contracts for the valuation methodologies Ferrellgas, L.P. utilized as of July 31, 2003 and 2002. This table summarizes the contracts where settlement had not yet occurred.

                                                                              Fair value of contracts
                                                                                   at period-end
                                                                        -------------------------------------
                                                                                                Maturity
                                                                          Maturity           greater than 1
                                                                          less than          year and less
                         Source of fair value                               1 year           than 18 months
     -------------------------------------------------------------      --------------      -----------------

     Prices actively quoted                                              $     9                 $ -
     Prices provided by other external sources                            (1,727)                  -
     Prices based on models and other valuation methods                        -                   -
                                                                        --------------      -----------------
     Unrealized  (losses) in fair value of contracts  outstanding
          at July 31, 2003                                               $(1,718)                $ -
                                                                        ==============      =================

     Prices actively quoted                                              $  (328)                $ -
     Prices provided by other external sources                            (4,225)                (16)
     Prices based on models and other valuation methods                        -                   -
                                                                        --------------      -----------------
     Unrealized  (losses) in fair value of contracts  outstanding
          at July 31, 2002                                               $(4,553)                $(16)
                                                                        ==============      =================

     The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the years ended July 31, 2003, 2002 and 2001:


     (in thousands)
     For the year ended July 31, 2003                                 13,805
     For the year ended July 31, 2002                                 11,162
     For the year ended July 31, 2001                                 18,539

     Ferrellgas, L.P. also uses forward contracts, not designated as accounting hedges under SFAS No. 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and sales as defined in SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and thus are not adjusted to fair market value.

     As of July 31, 2003, Ferrellgas, L.P. holds $544.1 million in fixed rate debt and $126.7 million in variable rate debt. Fluctuations in interest rates subject Ferrellgas, L.P. to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas, L.P.'s fixed rate debt, while increases in interest rates subject Ferrellgas, L.P. to the risk of increased interest expense related to its variable rate debt.

     Ferrellgas, L.P. enters into cash flow hedges to help reduce its overall interest rate risk. Interest rate caps were used to hedge the risk associated with rising interest rates and their effect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps were designated as cash flow hedges and were outstanding until June 2003. Thus, the effective portions of changes in the fair value of the hedges were recorded in OCI at interim periods and were recognized as interest expense in the consolidated statements of earnings when the forecasted transaction impacted earnings. During fiscal years ended July 31, 2003, 2002, and 2001, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to cash flow hedges. Cash flow hedges are assumed to hedge the risk of changes in cash flows of the hedged risk.

L.   Transactions with related parties

     Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.'s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by the general partner in connection with operating Ferrellgas, L.P.'s business. These costs, which totaled $201.3 million, $197.9 million and $194.5 million for the years ended July 31, 2003, 2002, and 2001, respectively, include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.'s behalf, as well as general and administrative costs. The amount due to Ferrellgas Partners, L.P. at July 31, 2003 and 2002 was $2.0 million and $2.8 million, respectively, included the funds to enable Ferrellgas Partners, L.P. to pay its senior unit distribution on September 12, 2003.

     During fiscal 2000, The Williams Companies, Inc. ("Williams") became a related party to Ferrellgas, L.P. due to Ferrellgas Partners L.P.'s issuance of 4.4 million senior units to a subsidiary of Williams as part of an acquisition during the year ended July 31, 2000. In April 2001, Williams sold all its senior units to JEF Capital Management, Inc., an entity owned by James E. Ferrell, Chairman, Chief Executive Officer and President of the general partner, and thereafter, ceased to be a related party of Ferrellgas, L.P. During fiscal 2001, Ferrellgas, L.P, recognized wholesale sales to Williams of $0.5 million. In connection with its normal purchasing and risk management activities, Ferrellgas, L.P. entered into, with Williams as a counterparty, certain purchase, forward, futures, option and swap contracts. During fiscal 2001 Ferrellgas, L.P. recognized a net decrease to cost of sales of $4.5 million related to these activities.

     Ferrell International Limited and FI Trading, Inc. are beneficially owned by James E. Ferrell and thus are affiliates of Ferrellgas, L.P. Ferrellgas, L.P. enters into transactions with Ferrell International Limited and FI Trading in connection with its risk management activities and does so at market prices in accordance with an affiliate trading policy approved by the general partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During fiscal 2003, 2002 and 2001, Ferrellgas, L.P. recognized net receipts (disbursements) from purchases, sales and commodity derivative transactions of $(0.2) million, $10.7 million, and $(28.1) million, respectively. These net purchases, sales and commodity derivative transactions with Ferrell International Limited and FI Trading, Inc. are classified as cost of product sold. There were no amounts due to or from Ferrell International Limited at July 31, 2003. Amounts due to and from
     Ferrell International Limited at July 31, 2002 were $0.3 million and $0.4 million, respectively.

     During fiscal 2003, 2002 and 2001, Ferrellgas, L.P. paid distributions to Ferrellgas Partners of $101.2 million, $99.1 million and $83.1 million, respectively.

     During fiscal 2003, Ferrellgas, L.P. received a cash contribution of $17.8 million and a net asset contribution of $42.2 million from Ferrellgas Partners and the general partner. See Note Q - Business combinations - for further discussion of the net asset transaction. During fiscal 2002, Ferrellgas, L.P. received a net asset contribution of $2.4 million from Ferrellgas Partners and the general partner.

     During fiscal 2003, 2002 and 2001, Ferrell International Limited and FI Trading, Inc. paid Ferrellgas, L.P. a total of $40 thousand in each year for accounting and administration services.

     Ferrellgas, L.P. also leased propane tanks from Ferrell Propane, Inc., a subsidiary of the general partner from October 1998 until February 2002, at which time, Ferrell Propane sold all its tanks to an unrelated entity. Ferrellgas, L.P. recognized $0.3 million, and $0.5 million of lease expense during fiscal years 2002 and 2001.

M.   Contingencies and commitments

     Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits that, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that will have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas, L.P.
     Currently, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

     Certain property and equipment is leased under noncancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2021. Rental expense under these leases totaled $30.0 million, $37.0 million, and $42.4 million for the years ended July 31, 2003, 2002, and 2001, respectively.

     The following table summarizes Ferrellgas, L.P.'s future minimum rental payments and amounts currently anticipated to exercise buyout options as of July 31, 2003:

                                               Future minimum rental and buyout amounts by fiscal year
                                 ----------------------------------------------------------------------------------
                                    2004          2005           2006          2007          2008        Thereafter
                                 ----------    ----------     ----------    ----------    ----------     ----------
    Operating lease rental
      payments                    $20,161       $14,840        $12,226       $8,253         $4,862         $4,748
    Operating lease buyouts         6,061         5,316          2,077        6,319          2,343          3,279

N.   Employee benefits

     Ferrellgas, L.P. has no employees and is managed and controlled by its partners. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

     Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees' accounts over time. The allocation of Ferrell Companies' shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.'s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charge increased during fiscal 2003 and 2002 primarily due to the increase in the fair value of the Ferrell Companies shares allocated to employees. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

     The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, Ferrellgas, L.P. suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the ESOP. Contributions for the years ended July 31, 2003, 2002, and 2001, were $2.9 million, $2.8 million, and $3.2 million, respectively, under the 401(k) provisions.

     The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner's funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. As of July 31, 2003 and 2002, other comprehensive income and other liabilities were adjusted, because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

O. Unit options of Ferrellgas Partners, L.P. and stock options of Ferrell Companies

     Prior to April 19, 2001, the Second Amended and Restated Ferrellgas Unit Option Plan (the "unit option plan") authorized the issuance of options (the "unit options") covering Ferrellgas Partners' common units to employees of the general partner. or its affiliates. Effective April 19, 2001, the unit option plan was amended to authorize the issuance of options covering an additional 500,000 common units. The unit option plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan from the unitholders of Ferrellgas Partners, L.P. was not required. The Board of Directors of the general partner administers the unit option plan, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the unit option plan. No single officer or director of the general partner may acquire more than 314,895 common units under the unit option plan. The unit options outstanding as of July 31, 2003, are exercisable at exercise prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the units at the time of the grant. In general, the options currently outstanding under the unit option plan vest over a five-year period, and expire on the tenth anniversary of the date of the grant.


                                                                                                        Weighted
                                                                                                      average fair
                                                                     Number                           value of the
                                                                       of          Weighted average     option at
                                                                     units          exercise price      grant date
                                                                ----------------- ------------------  --------------
          Outstanding, August 1, 2000                               721,525           $18.13
          Granted                                                   651,000            17.90              $2.56
          Exercised                                                (101,250)           16.80
          Forfeited                                                 (42,075)           19.27
                                                                -----------------
          Outstanding, July 31, 2001                              1,229,200            18.08
          Exercised                                                 (55,350)           16.80
          Forfeited                                                 (98,450)           18.04
                                                                -----------------
          Outstanding, July 31, 2002                              1,075,400            18.15
          Exercised                                                (368,900)           18.05
          Forfeited                                                  (2,400)           18.80
                                                                -----------------
          Outstanding, July 31, 2003                                704,100            18.20
                                                                -----------------

          Options exercisable, July 31, 2003                        364,300            18.43
                                                                -----------------
          Options exercisable, July 31, 2002                        594,725            18.25
                                                                -----------------
          Options exercisable, July 31, 2001                        503,543            18.06
                                                                -----------------

                                                             Options outstanding at July 31, 2003
                                                           ----------------------------------------
          Range of option prices at end of year                        $16.80-$21.67
          Weighted average remaining contractual life                    6.1 Years

     The Ferrell Companies Incentive Compensation Plan (the "ICP") was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of
     Ferrell Companies. The ICP stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies' debt, but in no event later than 20 years from the date of issuance.

P.   Disclosures about fair value of financial instruments

     The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.'s long-term debt instruments was $685.6 million and $545.4 million as of July 31, 2003 and 2002, respectively. The fair value is estimated based on quoted market prices.

     Interest rate collar, cap and swap agreements. Ferrellgas, L.P. from time to time has entered into various interest rate collar and cap agreements involving, among others, the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. During the year ended July 31, 2003, an interest rate cap agreement with a large financial institution expired. The fair value of this agreement was de minimus at July 31, 2002.

Q.   Business combinations

     During the year ended July 31, 2003, Ferrellgas, L.P. acquired, or had contributed to it, the following retail propane businesses with an aggregate value at $49.2 million:

     o    ProAm,  Inc., based primarily in Georgia and Texas,  acquired December
          2002;

     o a branch of Cenex Propane Partners Co., based in Iowa, acquired November 2002;

     o    Northstar Propane, based in Nevada, acquired November 2002;

     o    Pettit Oil Company, Inc., based in Washington, acquired May 2003; and

     o    Wheeler's Bottled Gas, Inc., based in Ohio, acquired July 2003.

     These purchases were funded by $7.1 million of cash payments, the contribution of net assets of $41.6 million from Ferrellgas Partners L.P. and $0.5 million in the issuance of notes payable to the seller and other costs and consideration.

     The aggregate value of these five retail propane businesses was preliminarily allocated as follows: $28.5 million for assets such as customer tanks, buildings and land, $1.1 million for non-compete agreements, $11.7 million for customer lists and $7.9 million for net working capital. Net working capital was comprised of $8.7 million of current assets and $0.8 million of current liabilities. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these acquired businesses to determine the final allocation of the total purchase price to the various assets acquired. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

     During the year ended July 31, 2002, Ferrellgas, L.P. acquired the following retail propane businesses with an aggregate value at $10.8 million:

     o    Blue Flame Bottle Gas, based in southern  Arizona,  acquired  December
          2001;

     o Alabama Butane Co., based in central and south Alabama, acquired November 2001; and

     o Alma Farmers Union Co-op, based in western Wisconsin, acquired September 2001.

     The purchases were funded by $6.3 million of cash payments, the issuance of
     0.1 million common units by Ferrellgas Partners, L.P. valued at an aggregate of $2.3 million, and $2.2 million of notes payable to the seller. The aggregate value was allocated as follows: $7.1 million for assets such as customer tanks, buildings and land, $2.7 million for non-compete agreements, $1.2 million for customer lists, $32 thousand for other assets and $(0.2) million for net working capital. Net working capital was comprised of $0.6 million of current assets and $0.7 million of current liabilities. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

     During the fiscal year ended July 31, 2001, Ferrellgas, L.P. acquired the following retail propane businesses with an aggregate value of $0.4 million:

     o    Stone Petroleum, based in Florida, acquired September 2000;

     o    Jordan's Gas Service, based in Ohio, acquired May 2001; and

     o    Wilson Oil, based in Kentucky, acquired May 2001.

     These purchases were funded by $0.2 million of cash payments and the issuance of $0.2 million of notes payable to the seller. These acquisitions do not include a $4.6 million adjustment made in the second fiscal quarter of fiscal 2001 to working capital related to a final valuation adjustment to record a fiscal 2000 acquisition.

     The results of operations of all acquisitions have been included in the consolidated financial statements from their dates of acquisition. The pro forma effect of these transactions was not material to the results of operations.

R.   Quarterly data (unaudited)

     The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the seasonality of the retail distribution of propane, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

     Fiscal year ended July 31, 2003

                                         First quarter         Second quarter        Third quarter         Fourth quarter
                                        ----------------      ----------------      ---------------      ----------------

     Revenues                              $216,314              $464,466              $369,365              $171,494
     Gross profit                            92,642               209,748               161,431                66,849
     Earnings (loss) before
       cumulative change in
       accounting principle                 (11,338)               92,703                44,923               (40,090)
     Net earnings (loss)                    (14,120)               92,703                44,923               (40,090)

     Fiscal year ended July 31, 2002
                                         First quarter        Second quarter         Third quarter         Fourth quarter
                                        ----------------      ----------------      ----------------      ------------------

     Revenues                              $245,243              $355,738              $287,161              $146,654
     Gross profit                            95,296               179,147               152,521                74,395
     Net earnings (loss)                     (9,633)               72,807                40,938               (27,753)

                 INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Finance Corp.
Liberty, Missouri


We have audited the accompanying balance sheet of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P.), as of July 31, 2003, and the related statements of earnings, stockholder's equity and cash flows for the period from inception until July 31, 2003. These financial statements are the responsibility of the Ferrellgas Finance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2003, and the results of its operations and its cash flows for the period from inception until July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 29, 2003

                            FERRELLGAS FINANCE CORP.
                 (a wholly-owned subsidiary of Ferrellgas, L.P.)

                                  BALANCE SHEET



                                                            July 31,
    ASSETS                                                    2003
    ------------------------------------------------      -------------

    Cash                                                     $1,000
                                                          -------------
    Total assets                                             $1,000
                                                          =============



    STOCKHOLDER'S EQUITY
    ------------------------------------------------

    Common stock, $1.00 par value; 2,000 shares
    authorized; 1,000 shares issued and outstanding          $1,000

    Additional paid in capital                                  515

    Accumulated deficit                                        (515)
                                                          -------------
    Total stockholder's equity                               $1,000
                                                          =============

                       See notes to financial statements.

                            FERRELLGAS FINANCE CORP.
                 (a wholly-owned subsidiary of Ferrellgas, L.P.)

                              STATEMENT OF EARNINGS




                                                       From inception to
                                                        to July 31, 2003
                                                     -----------------------

Revenues                                                   $  -

General and administrative expense                           515
                                                     -----------------------

Net loss                                                   $(515)
                                                     =======================

                       See notes to financial statements.

                            FERRELLGAS FINANCE CORP.
                 (a wholly-owned subsidiary of Ferrellgas, L.P.)

                        STATEMENT OF STOCKHOLDER'S EQUITY




                                     Common stock         Additional                  Total
                                 ----------------------    paid in   Accumulated    stockholder's
                                   Shares     Dollars      capital     deficit        equity
                                 ----------- ----------  ----------- ------------ -----------------

   January 16, 2003                  0        $  -        $  -         $  -          $  0

   Initial capitalization         1,000      1,000          -            -           1,000

   Capital contribution               -          -          515           -             515

   Net loss                           -          -           -         (515)           (515)
                                 ----------- ----------  ----------- ------------ -----------------
   July 31, 2003                   1,000     $1,000       $ 515        ($515)        $1,000
                                 =========== ========== =========== ============ ===================

                       See notes to financial statements.

                            FERRELLGAS FINANCE CORP.
                 (a wholly-owned subsidiary of Ferrellgas, L.P.)

                             STATEMENT OF CASH FLOWS




                                                  From inception to
                                                  to July 31, 2003
                                                 ------------------
Cash flows from operating activities:
  Net loss                                            $ (515)
                                                 ------------------
      Cash used by operating activities                 (515)
                                                 ------------------


Cash flows from financing activities:
  Capital contribution                                 1,515
                                                 ------------------
      Cash provided by financing activities            1,515
                                                 ------------------

Change in cash                                         1,000
Cash - at inception                                      -
                                                 ------------------
Cash - end of year                                    $1,000
                                                 ==================

                       See notes to financial statements.

                            FERRELLGAS FINANCE CORP.
                 (a wholly-owned subsidiary of Ferrellgas, L.P.)

                          NOTES TO FINANCIAL STATEMENTS



A.        Formation

          Ferrellgas   Finance   Corp.   (the  "Finance   Corp."),   a  Delaware
          corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. (the "Partnership").

          The Partnership contributed $1,000 to the Finance Corp. on January 24, 2003 in exchange for 1,000 shares of common stock.

B.        Income taxes

          Income taxes have been computed as though the Finance Corp. files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

          Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $200 associated with the current year net operating loss carryforward of $515, which expire at various dates through July 31, 2023, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the year ended July 31, 2003, and there is no net deferred tax asset as of July 31, 2003.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                                          Page
Ferrellgas Partners, L.P. and Subsidiaries
Independent Auditors' Report on Schedules.................................S-2

Schedule I     Parent Company Only Balance Sheets as of
               July 31, 2003 and 2002 and Statements of
               Earnings and Cash Flows for the years
               ended July 31, 2003, 2002 and 2001.........................S-3


Schedule II    Valuation and Qualifying Accounts for the
               years ended July 31, 2003, 2002 and 2001...................S-6

Ferrellgas, L.P. and Subsidiaries
Independent Auditors' Report on Schedules.................................S-7

Schedule II    Valuation and Qualifying Accounts for the
               years ended July 31, 2003, 2002 and 2001...................S-8

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri


          We have audited the consolidated financial statements of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2003 and 2002, and for each of the three years in the period ended July 31, 2003, and have issued our report thereon, which expressed an unqualified opinion and included an explanatory paragraph for changes in accounting principles relating to the adoption of Statement of Financial Accounting Standard
     (SFAS) No. 143, "Accounting for Asset Retirement Obligations" in fiscal 2003 and SFAS 142, "Goodwill and Other Intangible Assets", in fiscal 2002, dated September 29, 2003. Our audit also included the financial statement schedules listed in Item 15. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 29, 2003

                                                                     Schedule I

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                                 BALANCE SHEETS
                        (in thousands, except unit data)

                                                                                        July 31,
                                                                              ----------------------------
 ASSETS                                                                           2003           2002
--------------------------------------------------------------------------    -------------  -------------

 Cash and cash equivalents                                                       $    338     $    393
 Prepaid expenses and other current assets                                            677        2,079
 Investment in Ferrellgas, L.P.                                                   229,452      180,401
 Other assets, net                                                                  4,690          423
                                                                              -------------  -------------
    Total assets                                                                 $235,157     $183,296
                                                                              =============  =============



LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------------------------------

Accounts payable                                                                 $    193     $    -
Other current liabilities                                                          12,476        2,135
Long term debt                                                                    219,569      160,000

Partners' capital
  Senior unitholder (1,994,146 and 2,782,211 units
    outstanding at 2003 and 2002, respectively -
    liquidation preference $79,766 and $111,288, respectively)                     79,766      111,288
  Common unitholders (37,673,455 and 36,081,203 units
    outstanding in 2003 and 2002, respectively)                                   (15,602)     (28,320)
  General partner (400,683 and 392,556 units outstanding at
   2003 and 2002, respectively)                                                   (59,277)     (59,035)
  Accumulated other comprehensive loss                                             (1,968)      (2,772)
                                                                              -------------  -------------
    Total partners' capital                                                         2,919       21,161
                                                                              -------------  -------------
    Total liabilities and partners' capital                                      $235,157     $183,296
                                                                              =============  =============

                                                                      Schedule I

                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                             STATEMENTS OF EARNINGS
                                 (in thousands)

                                                          For the year ended July 31,
                                           ---------------------------------------------------------
                                                 2003                2002               2001
                                           -----------------   -----------------  ------------------

Equity in earnings of Ferrellgas, L.P.        $ 82,573            $ 75,588            $ 81,203
Operating expense                                  435                   2                   -
                                           -----------------   -----------------  ------------------

  Operating income                              82,138              75,586              81,203

Interest expense                               (18,205)            (15,592)            (13,858)
Interest income                                     10                   9                   -
Early extinguishment of debt expense            (7,052)                  -                   -
Other charges                                     (142)                (44)             (3,277)
                                           -----------------   -----------------  ------------------

  Net earnings                                $ 56,749            $ 59,959            $ 64,068
                                           =================   =================  ==================

                                                                      Schedule I
                           FERRELLGAS PARTNERS, L.P.
                                  PARENT ONLY

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     For the year ended July 31,
                                                               ----------------------------------------
                                                                   2003          2002         2001
                                                               -------------  -----------  ------------
    Cash flows from operating activities:
     Net earnings                                                $56,749        $59,959     $64,068
     Early extinguishment of debt expenses                         1,854            -           -
      Reconciliation of net earnings to net cash
      used in operating activities:
        Other                                                      1,202            711       1,008
        Equity in earnings of Ferrellgas, L.P.                   (82,573)       (75,588)    (81,203)
                                                               -------------  -----------  ------------
          Net cash used in operating activities                  (22,768)       (14,918)    (16,127)
                                                               -------------  -----------  ------------

    Cash flows from investing activities:
     Distributions received from Ferrellgas, L.P.                101,200         99,051      83,133
     Business acquisitions, net of cash acquired                 (32,000)           -           -
     Cash contributed to Ferrellgas, L.P.                        (17,576)           -           -
                                                               -------------  -----------  ------------
          Net cash provided by investing activities               51,624         99,051      83,133
                                                               -------------  -----------  ------------

    Cash flows from financing activities:
     Distributions                                               (84,729)       (84,075)    (69,125)
     Proceeds from issuance of debt                              219,680            -           -
     Principal payments on debt                                 (160,000)           -           -
     Cash paid for financing costs                                (5,342)           -           -
     Issuance of common units, net of issuance costs
       of $195 and $500 in 2003 and 2001, respectively            26,153            -        84,865
     Redemption of senior units                                  (31,522)        (777)      (83,464)
     Proceeds from exercise of common unit options                 6,725          939         1,718
     Other                                                           124          (42)         (786)
                                                               -------------  -----------  ------------
          Net cash used by financing activities                  (28,911)     (83,955)      (66,792)
                                                               -------------  -----------  ------------

    Increase (decrease) in cash and cash equivalents                 (55)         178           214
    Cash and cash equivalents - beginning of year                    393          215             1
                                                               -------------  -----------  ------------
    Cash and cash equivalents - end of year                      $   338        $ 393       $   215
                                                               =============  ===========  ============

                                                                      Scedule II
                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                              Additions
                                                  -----------------------------------
                                      Balance at     Charged to                            Deductions           Balance
                                      beginning        cost/              Other             (amounts            at end
            Description               of period       expenses          Additions         charged-off)         of period
----------------------------------   -----------  -----------------   ---------------   ------------------   --------------

Year ended July 31, 2003
------------------------
Allowance for doubtful accounts        $1,467           $4,106              $0              $(2,901)             $2,672

Year ended July 31, 2002
------------------------
Allowance for doubtful accounts        $3,159           $1,604              $0              $(3,296)             $1,467

Year ended July 31, 2001
------------------------
Allowance for doubtful accounts        $2,388           $3,029              $0              $(2,258)             $3,159

             INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas, L.P. and Subsidiaries
Liberty, Missouri


     We have audited the consolidated financial statements of Ferrellgas, L.P. and subsidiaries (the "Partnership") as of July 31, 2003 and 2002, and for each of the three years in the period ended July 31, 2003, and have issued our report thereon, which expressed an unqualified opinion and included an explanatory paragraph for changes in accounting principles relating to the adoption of Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations" in fiscal 2003 and SFAS No. 142, "Goodwill and Other Intangible Assets" in fiscal 2002, dated September 29, 2003. Our audit also included the financial statement schedule listed in Item 15. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 29, 2003

                                                                     Schedule II

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                               Addition
                                                  -----------------------------------
                                      Balance at     Charged to                            Deductions           Balance
                                      beginning        cost/              Other             (amounts            at end
            Description               of period       expenses          Additions         charged-off)         of period
----------------------------------   -----------  -----------------   ---------------   ------------------   --------------

Year ended July 31, 2003
------------------------
Allowance for doubtful accounts        $1,467          $4,106              $0              $(2,901)              $2,672

Year ended July 31, 2002
------------------------
Allowance for doubtful accounts        $3,159          $1,604              $0              $(3,296)              $1,467

Year ended July 31, 2001
------------------------
Allowance for doubtful accounts        $2,388          $3,029              $0              $(2,258)              $3,159