Form 10-K
period 2004-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2004-10-13
CIK 922358, 922359, 922360, 1012493

      UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2004

or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183

Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.

        (Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware	43-1698480 43-1742520 43-1698481 14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, KS 66210

_________________

        (Address of principal executive office) (Zip Code)

        Registrants’ telephone number, including area code: (913) 661-1500
_____________________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Units of Ferrellgas Partners, L.P.	New York Stock Exchange
Title of each class	Name of each exchange on which registered

_________________

        Securities registered pursuant to section 12(g) of the Act:

        Limited Partner Interests of Ferrellgas, L.P.

        Common Stock of Ferrellgas Finance Corp.

_________________

Title of class

Indicate	by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate	by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. : Yes [ X ]          No [ ]

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.: Yes [ ]          No [ X ]

The aggregate market value as of January 31, 2004, of Ferrellgas Partners, L.P.‘s Common Units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $531,408,000. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2004, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	51,652,875	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

2004 FORM 10-K ANNUAL REPORT

Table of Contents

		PART I
ITEM	1.	BUSINESS
ITEM	2.	PROPERTIES
ITEM	3.	LEGAL PROCEEDINGS
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		PART II
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM	6.	SELECTED FINANCIAL DATA
ITEM	7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM	9A.	CONTROLS AND PROCEDURES
ITEM	9B.	OTHER INFORMATION
		PART III
ITEM	10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
ITEM	11.	EXECUTIVE COMPENSATION
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM	14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
		PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

PART I

ITEM 1. BUSINESS.

        Ferrellgas Partners, L.P. is a Delaware limited partnership. Our common units are listed on the New York Stock Exchange and our activities are primarily conducted through our operating partnership, Ferrellgas, L.P., a Delaware limited partnership. We are the sole limited partner of Ferrellgas, L.P. with an approximate 99% limited partner interest.

        In this Annual Report, unless the context indicates otherwise, references to:

o	"us," "we," "our," or "ours," refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with "common units" or "senior units," in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

o	"Ferrellgas Partners" refer to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

o	the "operating partnership" refer to Ferrellgas, L.P. together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

o	our "general partner" refer to Ferrellgas, Inc.;

o	"unitholders" refers to holders of common units of Ferrellgas Partners;

o	"customers" refers to customers other than our wholesale customers or our other bulk propane distributors or marketers;

o	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of propane sold to our wholesale customers and other bulk propane distributors or marketers; and

o	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

        Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp.

        The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to $268.0 million in the aggregate principal amount of 8.75% senior notes due 2012 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

        Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, Inc., owns approximately 35% of our outstanding common units. Ferrell Companies is in turn owned 100% by an employee stock ownership trust.

        We file annual, quarterly, and other reports and other information with the SEC. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at, 450 5th street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and this other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

General

        We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest marketer of propane in the United States, including the largest national provider of propane by portable tank exchange, as measured by our pro-forma propane sales volumes in fiscal year 2004.

        We serve more than one million residential, industrial/commercial, portable tank exchange, agricultural, and other customers in all 50 states, Puerto Rico, the U.S. Virgin Islands and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country. Our propane distribution business includes transporting propane purchased by us from third parties to our retail distribution outlets and from there to tanks on our propane customers’ premises. In addition, our distribution of propane by portable tank exchange generally consists of transporting propane purchased by us from third parties to our portable tank exchange distribution outlets and from there to nationwide and local retailers. Our portable tank exchange operations provide a nationally branded portable tank exchange through a distributor network of independent and owned distributorships.

        In the residential and industrial/commercial markets, propane is primarily used for space heating, water heating and cooking. In the portable tank exchange market, propane is primarily used for gas grilling. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts and as a heating or energy source in manufacturing and drying processes.

        In our past three fiscal years, we reported annual propane sales volumes of:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2004	874
July 31, 2003	899
July 31, 2002	832

        The decrease in propane sales volumes in our fiscal year 2004 as compared to our fiscal year 2003 was due primarily to national average heating season temperatures (November through March), as reported by the National Oceanic and Atmospheric Administration, that was 5% warmer than normal as compared to temperatures that approximated normal in fiscal year 2003. Customer conservation and delayed customer orders caused by higher commodity prices also contributed to the decrease in propane sales volume during the fiscal year. This decrease was partially offset by increases in our propane sales volumes due to acquisitions made in fiscal year 2004.

Our History

        We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane distributor in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired approximately 150 propane distributors, expanding our operations to include all 50 states. As of July 31, 2004, we had 683 propane distribution locations from which we distribute product to our propane customers.

        On April 20, 2004, an affiliate of our general partner acquired all of the outstanding common stock of Blue Rhino Corporation in an all cash merger, after which it converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC. On April 21, 2004, this affiliate contributed Blue Rhino LLC to our operating partnership, through a series of transactions. Blue Rhino LLC was thereafter merged with and into our operating partnership. As a result of this contribution, we have become the largest national provider of propane by portable tank exchange as well as a leading supplier of complementary propane and non-propane products to consumers through many of the nation’s largest retailers. This contribution expanded our operations to all 50 states, Puerto Rico, the Virgin Islands and Canada. Other than the Blue Rhino contribution, our largest recent acquisitions have been:

Company	Date Acquired	Estimated Propane Sales Volumes Acquired (in millions)
Thermogas	December 1999	270
Skelgas Propane	May 1996	93

Business Strategy

Our business strategy is to:

o	achieve operating efficiencies through the utilization of technology in our operations;

o	capitalize on our national presence and economies of scale;

o	expand our operations through disciplined acquisitions and internal growth; and

o	align employee interest with investors through significant employee ownership.

Achieving operating efficiencies through the utilization of technology.

        During fiscal year 2001, we completed a review of our key business processes to identify areas where we could use technology to improve our operational efficiency. Specifically, we identified areas where we believe we could reduce operating expenses and improve customer satisfaction. These areas of opportunity included the development of new technology to improve our routing and scheduling of propane customer deliveries and to improve our customer administration and operational workflow. Since fiscal year 2002, we allocated considerable resources toward these improvements, including the purchase of computer hardware and software and the development of new software. We have incurred capital expenditures of $53.0 million related to this technology initiative during the last three fiscal years, which were funded primarily from net cash provided by operating activities. These capital expenditures represent a substantial majority of the capital expenditures we expect to incur in connection with this technology initiative. We have also incurred approximately $13.0 million of operating expenses, in fiscal year 2004, primarily related to increased costs for data management and processing, telecommunication costs, training and other costs related to the deployment of this new technology initiative. We believe that approximately $6.0 million in fiscal year 2004 is a non-recurring expense primarily related to training and data management. We expect to incur approximately $15.0 million of similar operating expenses in fiscal year 2005. We believe that approximately $5.0 million in fiscal year 2005 will be a non-recurring expense primarily related to training and data management. We expect that after the full deployment of our technology initiative these increased operating expenses will be more than offset by reductions in operating costs from the distribution outlets utilizing the technology initiative.

        We conducted a pilot program of the technology initiative in a limited geographic area in fiscal year 2003. We have since deployed this new technology initiative to approximately one-third of our retail propane distribution outlets and expect to deploy this new technology initiative to the majority of our retail propane distribution outlets by the end of fiscal year 2005.

Capitalizing on our national presence and economies of scale.

        We believe our national presence of 683 propane distribution locations in the United States as of July 31, 2004 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

o	product procurement;

o	transportation;

o	fleet purchases;

o	propane customer administration; and

o	general administration.

        Our national presence also allows us to be one of the few propane distributors that can competitively serve commercial customers and portable tank exchange customers on a nationwide basis, including the ability to serve such propane customers through leading home-improvement centers, mass merchants, hardware, grocery and convenience stores. In addition, we believe that our national presence provides us opportunities to make acquisitions of other propane distribution companies that overlap with our existing operations, providing economies of scale and significant cost savings in these markets.

Employing a disciplined acquisition strategy and achieving internal growth.

        We expect to continue the expansion of our propane customer base through the acquisition of other propane distributors. We intend to concentrate on acquisition activities in geographical areas adjacent to our existing operations, and on a selected basis in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing operations to provide an attractive return on investment after taking into account the economies of scale and cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of the businesses we acquire by integrating them into our established national organization. We also believe that, as a result of our industry leadership and efficient operating standards, we are positioned to successfully compete for growth opportunities within our existing operating regions. In addition, we have implemented marketing programs that focus specific resources towards internal growth.

Aligning employee interests with our investors.

        In 1998, we established an employee benefit plan that we believe aligns the interests of our employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, our employees own approximately 35% of our outstanding common units, allowing them to participate directly in our overall success. This plan is unique in the propane distribution industry and we believe that the entrepreneurial culture fostered by employee-ownership provides us with another distinct competitive advantage.

Distribution of Propane and Related Equipment and Supplies

        Our propane distribution business consists principally of transporting propane purchased from third parties to distribution outlets and then to tanks on customers’ premises and to portable propane tanks. Our market areas for our residential and agricultural customers are generally rural, but also include urban areas for industrial applications. Our market area for our industrial/commercial and portable tank exchange customers are generally urban. We utilize marketing programs targeting both new and existing customers by emphasizing:

o	our efficiency in delivering propane to customers;

o	our employee training and safety programs; and

o	our national distributor network for our commercial and portable tank exchange customers.

        We sell propane primarily in four markets:

o	residential;

o	industrial/commercial;

o	portable tank exchange; and

o	agricultural.

The distribution of propane generally involves large numbers of small volume deliveries averaging approximately 250 gallons each. Our deliveries of propane are transported from our retail distribution outlets to our customers by our fleet of bulk delivery trucks, which are generally fitted with 3,000 gallon tanks. Propane storage tanks located on our customers’ premises are then filled from these bulk delivery trucks. We also deliver propane to our industrial/commercial and portable tank exchange customers using our fleet of portable tank and portable tank exchange delivery trucks, particular truck tractors and portable tank exchange delivery trailers.

        A substantial majority of our gross profit is derived from the distribution and sale of propane and related risk management activities. Gross profit from our propane distribution operations is derived primarily from five customer groups:

o	residential;

o	industrial/commercial;

o	portable tank exchange;

o	agricultural; and

o	other.

        Our gross profit from the distribution of propane is primarily based on margins; that is the cents-per-gallon difference between our costs to purchase and distribute propane and the sale prices we charge our customers. Our residential customers and portable tank exchange customers typically provide us a greater margin and tend to be a more stable customer base and less sensitive to price changes than our industrial/commercial and agricultural and other customers. Should wholesale propane prices decline in the future, our margins on the distribution of propane to our customers should increase in the short-term because customer prices have tended to change less rapidly than wholesale prices. Likewise, should the wholesale cost of propane increase, margins and profitability would likely be reduced, for the short-term, until customer prices can be increased.

        Residential customers typically rent their storage tanks from their distributors. Approximately 80% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

        In addition, we generally lease tanks to independent distributors involved with our delivery of propane by portable tank exchange operations. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is not available from our competitors.

        Our retail distribution outlets also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products.

        In fiscal year 2004, no one customer accounted for 10% or more of our consolidated revenues.

Seasonality and Effect of Weather

        The market for propane is seasonal because propane is used primarily for heating in residential and commercial buildings during the cooler months and primarily for cooking and grilling during the warmer months. Consequently, our sales and operating profits are concentrated in our second and third fiscal quarters. In addition, propane sales volume traditionally fluctuates from year to year in response to variations in weather, price and other factors. We believe that our broad geographic distribution helps us minimize exposure to regional weather and economic patterns. See additional information about how seasonality affects our debt to cash flow ratios and the payment of quarterly distributions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” During times of colder than normal winter weather, we have been able to take advantage of our large, efficient distribution network to avoid supply disruptions such as those experienced by some of our competitors, thereby broadening our long-term customer base.

Risk Management Activities

        Our risk management activities primarily attempt to mitigate risks related to the purchase, storage and transport of propane. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. That fluctuation subjects us to potential price risk, which we attempt to minimize through the use of risk management activities.

        Our risk management activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price risk on sale commitments to our customers and payment commitments to independent distributors.

        Our risk management activities are intended to generate a profit, which we then apply to offset our cost of product sold. The results of risk management activities directly related to our delivery of propane to our customers, which includes our supply procurement, storage and transportation activities, are included in our discussions of cost of product sold and margins and are accounted for primarily at cost. The results of our other risk management activities are presented separately in our discussion of cost of product sold and gross profit as risk management trading activities and are accounted for at fair value. The results from our risk management activities are included in our discussions about our results of operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Disclosures about Risk Management Activities Accounted for at Fair Value” and “Quantitative and Qualitative Disclosures about Market Risk.”

Risk management activities – supply procurement, storage and transportation

        Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. As a result of our ability to buy large volumes of propane and utilize our national distribution system and significant underground storage capacity, we believe we are in position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. We are not dependent upon any single supplier, the loss of which would have a material adverse effect on us. During fiscal year 2004, no supplier provided us 10% or more of our total propane purchases. However, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase.

        A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter energy commodity forward and swap contracts that generally have terms of less than 18 months. We also use options and swaps to hedge a portion of our forecasted purchases for up to 18 months in the future.

        Through our storage activities, we may purchase and store inventories of propane to avoid delivery interruptions during periods of increased demand and to take advantage of favorable commodity prices. We own three underground and four above-ground storage facilities with an aggregate capacity of approximately 257 million gallons of propane. As of July 31, 2004, approximately 181 million gallons of this underground capacity was leased to third parties and revenues from these leases are included in “other revenue” in our consolidated statements of earnings. The remaining space is available for our use. As of July 31, 2004, we also had under lease 2.0 million gallons of storage at third party storage facilities and pipeline terminals for contract terms of less than one year.

        We also incur risks related to the price and availability of propane during periods of much colder than normal weather, temporary supply shortages concentrated in certain geographic regions and commodity price distortions between geographic regions. In addition to the use of other risk management activities, we attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and retail distribution outlets. The propane we sell to our customers is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to distribution outlets or storage facilities by our leased railroad tank cars and our owned or leased highway transport trucks. We also use common carrier transport trucks during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. Because of the Blue Rhino contribution, we will now be able to use a portion of our transport truck fleet during the spring and summer months to support propane sales volume related to our portable tank exchange customers.

Risk management trading activities

        We also purchase and sell derivatives to manage other risks associated with commodity prices. Our risk management trading activities utilize energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. These risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. Although these activities attempt to mitigate our commodity price risk, we do not attempt to qualify these transactions for hedge accounting treatment. These transactions are accounted for at fair value in our consolidated statements of earnings.

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

        Based upon industry publications, propane accounts for approximately 3% to 4% of household energy consumption in the United States, a level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and urban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

        Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is less expensive than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.

Competition

        In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our pro-forma propane sales volumes in fiscal year 2004, we believe that we are the second largest marketer of propane in the United States including the largest national provider of propane by portable tank exchange based on our pro-forma propane sales volumes in fiscal year 2004.

        Most of our propane distribution outlets compete with three or more marketers or distributors, the principal factors being price and service. We compete with other propane marketers primarily on the basis of reliability of service and responsiveness to customer needs, safety and price. Each propane distribution outlet operates in its own competitive environment because propane marketers typically reside in close proximity to their customers to lower the cost of providing service. We anticipate that our new technology initiative, which we expect to deploy to the majority of our retail distribution outlets by the end of fiscal year 2005, will modify the structure of our typical retail distribution outlet. For those retail distribution outlets where this technology initiative has been deployed, a typical retail distribution outlet (now referred to as a service center) will encompass approximately four to five of our former retail distributions outlets, along with associated delivery trucks (now referred to as service units). These service units will utilize hand-held computers and satellite technology to more efficiently route and schedule customer deliveries.

Other Activities

        Our other activities include the following:

o	wholesale propane marketing and distribution;

o	wholesale marketing of propane appliances;

o	the sale of refined fuels;

o	chemical feedstocks marketing;

o	natural gas liquids storage; and

o	common carrier services.

These activities together with the retail sale of propane appliances and related parts and fittings, the renting of bulk propane tanks to customers, and other retail propane related services comprised less than 10% of our total revenues in our fiscal year 2004.

Employees

        We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2004, our general partner had 4,348 full-time employees.

Our general partner employed its employees in the following areas:

Propane distribution outlets	3,675
Transportation and Storage	239
Corporate Offices	434

Total	4,348

        Less than one percent of these employees are represented by an aggregate of four different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Governmental Regulation — Environmental and Safety Matters

        Propane is not subject to any price or allocation regulation and propane has not been defined by any federal or state environment law as an environmentally hazardous substance.

        In connection with all acquisitions of propane distribution businesses that involve the purchase of real property, we conduct a due diligence investigation to attempt to determine whether any substance other than propane has been sold from, stored on or otherwise come into contact with any such real property prior to its purchase. At a minimum, due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers’ compliance with environmental laws and visual inspections of the real property.

        With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of flammable materials and are administered by the United States Department of Transportation. The National Fire Protection Association Pamphlet No. 58 establishes a set of rules and procedures governing the safe handling of propane. Those rules and procedures have been adopted by us and serve as the industry standard by the states in which we operate.

        We believe that we are in material compliance with all governmental regulations and industry standards applicable to environmental and safety matters. The Department of Transportation established new regulations addressing emergency discharge control issues that became effective on July 1, 1999. We have implemented the required discharge control systems and are in compliance in all material respects with current regulatory requirements.

Trademarks and Service Marks

        We market our goods and services under various trademarks and tradenames, which we own or have a right to use. Those trademarks and tradenames include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, Ferrellmeter, American Energy Incorporated and NRG Distributors. Our general partner has an option to purchase for a nominal value the tradenames “Ferrellgas” and “Ferrell North America” and the trademark “Ferrellmeter” that it contributed to us during 1994, if it is removed as our general partner other than “for cause.” If our general partner ceases to serve as our general partner for any reason other than “for cause,” it will have the option to purchase our other tradenames and trademarks from us for fair market value.

        We believe that the Blue Rhino name and its various trademarks are an important part of our delivery of propane to our portable tank exchange customers. The Blue Rhino name and logo, the names RhinoTUFF®, Tri-Safe®, Bison® and Bison design®, Uniflame®, UniGrill®, DuraClay®, GardenArt®, America’s Choice For Grill Gas®, Endless Summer®, Endless Summer Comfort®, Grill Gas® and Grill Gas design®, ShippingSpot® and Spot design®, SkeeterVac®, Grill Aficionado™, Fine Tune®, Harmony™, Spark Something Fun™, Patriot™, It’s Your Backyard. Enjoy It More With Skeetervac™, Less Biting Insects. More Backyard Fun™, Vac & Tac™, and Wavedrawer™ are our registered and pending trademarks. In addition, we have patents issued for an Overflow Protection Valve Assembly and a Method for Reconditioning a Propane Gas Tank, which expire in 2018 and 2017, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents is critical to our ability to service our portable tank exchange customers cost-effectively and to maintain our competitive advantage.

Businesses of Other Subsidiaries

        Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership are potentially able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report. See Note B to Ferrellgas Partners Finance Corp.‘s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.

        Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership are potentially able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report. See Note B to Ferrellgas Finance Corp.‘s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. is serving as a co-issuer and co-obligor.

        Ferrellgas Receivables, LLC was organized in September 2000, and is a wholly-owned, unconsolidated qualifying special purpose entity and a subsidiary of the operating partnership. The operating partnership transfers interests in a pool of accounts receivable to Ferrellgas Receivables. Ferrellgas Receivables then sells the interests to a commercial paper conduit of Banc One, NA. Ferrellgas Receivables does not conduct any other activities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the transactions with Ferrellgas Receivables are accounted for in our consolidated financial statements as sales of accounts receivable with the retention of an interest in transferred accounts receivable. The accounts receivable securitization is more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Operating Activities” and in Note F– Accounts receivable securitization — to our consolidated financial statements provided herein.

        We sell gas grills, patio heaters, fireplace and garden accessories and a line of mosquito traps that use portable propane tanks. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through the following taxable corporations that are wholly-owned subsidiaries of the operating partnership:

o	Blue Rhino Global Sourcing, LLC;

o	Uniflame Corporation; and

o	UniAsia, Ltd.

Blue Rhino Canada, Inc. is a taxable Delaware corporation through which we conduct our portable tank exchange in Canada. QuickShip, Inc. is a retail shipping service and is also a taxable corporation acquired in connection with the Blue Rhino contribution. All of these taxable corporations are wholly-owned subsidiaries of the operating partnership.

        We also own a 50% interest in R-4 Technical Center-NC, LLC, a company that refurbishes portable propane tanks.

Risk factors

Risks Inherent in the Distribution of Propane

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters and poor weather in the grilling season.

        Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal year 2004, approximately 59% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

        Our portable tank exchange operations experience higher volumes in the spring and summer, which includes the majority of the grilling season. Sustained periods of poor weather, particularly in the grilling season, can negatively affect our portable tank exchange revenues. In addition, poor weather may reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances thereby reducing demand for portable tank exchange as well as the demand for our propane-fueled outdoor products.

The propane distribution business is highly competitive, which may negatively affect our sales volumes and/or our results of operations.

        Our profitability is affected by the competition for customers among all of the participants in the retail propane distribution business. We compete with a number of large national and regional firms and several thousand small independent firms. Because of the relatively low barriers to entry into the propane market, there is the potential for small independent propane distributors, as well as other companies not previously engaged in retail propane distribution, to compete with our retail outlets. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. Some of our competitors may have greater financial resources than we do. Should a competitor attempt to increase market share by reducing prices, our operating margins and customer base may be negatively impacted. Generally, warmer-than-normal weather further intensifies competition. We believe that our ability to compete effectively depends on our service reliability, our responsiveness to customers, our ability to maintain competitive retail propane prices and control our operating expenses.

The propane distribution industry is a mature one, which may limit our growth.

        The propane distribution industry is a mature one. We foresee only limited growth in total national demand for propane in the near future. We believe the overall demand for propane has remained relatively constant over the past several years, with year-to-year industry volumes impacted primarily by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the propane distribution industry is primarily dependent upon our ability to acquire other propane distributors and upon the success of our marketing efforts to acquire new customers. If we are unable to compete effectively in the propane distribution business, we may lose existing customers or fail to acquire new customers.

The propane distribution business faces competition from other energy sources, which may reduce the existing demand for our propane.

        Propane competes with other sources of energy, some of which are less costly for equivalent energy value. We compete for customers against other propane suppliers and against suppliers of electricity, natural gas and fuel oil. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, however, the gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets. We cannot predict the effect that the development of alternative energy sources might have on our operations.

Energy efficiency and technology advances may affect demand for propane; increases in propane prices may cause our residential customers to increase their conservation efforts.

        The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has reduced the demand for propane in our industry. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations. As the price of propane increases, some of our customers tend to increase their conservation efforts and thereby decrease their consumption of propane. We cannot predict the materiality of the effect of those decreases on our financial results.

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

The revenues received from the recently acquired Blue Rhino assets and business are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

        The revenues we anticipate receiving from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane by portable tank exchange operations may suffer. For fiscal year 2004, on a pro-forma basis, Wal*Mart, Home Depot, and Lowe’s represented approximately 35%, 15% and 13% of Blue Rhino, Inc.‘s net revenues, respectively. None of our significant retail accounts associated with our portable tank exchange operation are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane by portable tank exchange operations may suffer.

If the distributors that our customers rely upon for the delivery of propane by portable tank exchange do not perform up to the expectations of such customers, if we encounter difficulties in managing the operations of these distributors or if we or these distributors are not able to manage growth effectively, our relationships with our customers may be adversely impacted and our delivery of propane by portable tank exchange may suffer.

        We rely exclusively on our distributors to deliver our propane for a retailer’s portable tank exchange service. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service accounts. Many of our distributors are independent, and we exercise only limited influence over the resources that these distributors devote to the delivery of propane by portable tank exchange. National retailers impose demanding service requirements on us, and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane by portable tank exchange at retail locations. The poor performance of a single distributor to a national retailer could jeopardize our entire relationship with that retailer and cause our delivery of propane by portable tank exchange to that particular retailer to suffer. In addition, the number of retail locations accepting delivery of our propane by portable tank exchange and, subsequently, the retailer’s corresponding sales have historically grown significantly along with the creation of our distributor network. Accordingly, our distributors must be able to adequately service an increasing number of retail accounts. If we or our distributors fail to manage growth effectively, our financial results from our delivery of propane by portable tank exchange may suffer.

If we experience problems associated with the R4 Technical Center, our distributors may not be able to deliver propane by portable tank exchange to retailers and our delivery of propane by portable tank exchange may suffer.

        R4 Technical Center—North Carolina, LLC is a joint venture in which we and Manchester Tank & Equipment Co. each own a 50% interest. Several distributors owned by us as well as several independent distributors rely on R4 Technical Center for their required supplies of refilled and refurbished propane tanks. We effectively share management of R4 Technical Center with Manchester Tank & Equipment. If R4 Technical Center experiences problems, whether operational, caused by management disagreements or otherwise, we may be unable to meet production goals, achieve targeted production costs or otherwise satisfy the needs of our distributors, in which event the ability of our distributors to service our retail accounts may be adversely impacted and cause our delivery of propane by portable tank exchange to suffer.

If we are unable to manage the impact of overfill prevention device valve guidelines, our delivery of propane by portable tank exchange may suffer.

        Guidelines published by the National Fire Protection Association in the current form of Pamphlet 58 and adopted in many states require that all portable propane tanks refilled after April 1, 2002 must be fitted with an overfill prevention valve. If we or our distributors cannot satisfy the demand for compliant portable propane tanks such that our retailers maintain an adequate supply, our retailer relationships and our delivery of propane by portable tank exchange may suffer. In addition, for some of our customers, we have fixed in advance the price of propane per portable tank exchange unit charged to our retailers. When pricing, we make assumptions with regard to the number of portable tanks that will already have an overfill prevention valve when presented for exchange, on which our margins will be greater, and the number of tanks that will need an overfill prevention valve. If our actual experience is inconsistent with our assumptions, our margins on sales to that retailer may be lower than expected, which may have an adverse effect on our financial condition and results of operations of our delivery of propane by portable tank exchange.

We depend on particular management information systems to effectively manage all aspects of our delivery of propane by portable tank exchange.

        We depend on our management information systems to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering products on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key consultants. Any disruption in the operation of those management information systems, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key consultants or failure to continue to modify such systems effectively as our business expands could negatively affect our business.

Potential retail partners may not be able to obtain necessary permits or may be substantially delayed in obtaining necessary permits, which may adversely impact our ability to increase our delivery of propane by portable tank exchange to new retail locations.

        Local ordinances, which vary from jurisdiction to jurisdiction, generally require retailers to obtain permits to store and sell propane tanks. These ordinances influence retailers’ acceptance of propane by portable tank exchange, distribution methods, propane tank packaging and storage. The ability and time required to obtain permits varies by jurisdiction. Delays in obtaining permits have from time to time significantly delayed the installation of new retail locations. Some jurisdictions have refused to issue the necessary permits, which has prevented some installations. Some jurisdictions may also impose additional restrictions on our ability to market and our distributors’ ability to transport propane tanks or otherwise maintain its portable tank exchange services.

Risks Inherent to Our Business

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

        We have substantial indebtedness and other financial obligations. As of July 31, 2004:

o	we had total indebtedness of approximately $1,158.0 million;

o	Ferrellgas Partners had partners' capital of approximately $202.1 million;

o	the operating partnership had availability under its bank credit facility of approximately $159.3 million; and

o	we had aggregate future minimum rental commitments under non-cancelable tank and other equipment operating leases of approximately $81.2 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $26.2 million.

        The operating partnership has issued notes with maturity dates ranging from fiscal years 2006 to 2014, that bear interest at rates ranging from 6.75% to 8.87%. These notes do not contain any sinking fund provisions but do require annual aggregate principal payments, without premium, during the following fiscal years of approximately:

o	$109 million - 2006;

o	$ 58 million - 2007;

o	$ 90 million - 2008;

o	$ 52 million - 2009;

o	$ 73 million - 2010;

o	$ 82 million - 2011; and

o	$ 320 million - 2014.

        Amounts outstanding under the operating partnership’s bank credit facility will be due on April 28, 2006. All of the indebtedness and other obligations described above are obligations of the operating partnership except for $268.0 million of senior debt due 2012 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp. This $268.0 million in principal amount of senior notes also contain no sinking fund provisions.

        Subject to the restrictions governing the operating partnership’s indebtedness and other financial obligations and the indenture governing Ferrellgas Partners’ outstanding senior notes due 2012, we may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to any debt securities we may issue.

        Our substantial indebtedness and other financial obligations could have important consequences to our security holders. For example, it could:

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

Ferrellgas Partners or the operating partnership may be unable to refinance their indebtedness or pay that indebtedness if it becomes due earlier than scheduled.

        If Ferrellgas Partners or the operating partnership are unable to meet their debt service obligations or other financial obligations, they could be forced to restructure or refinance their indebtedness and other financial transactions, seek additional equity capital or sell their assets. They may then be unable to obtain such financing or capital or sell their assets on satisfactory terms, if at all. Their failure to make payments, whether after acceleration of the due date of that indebtedness or otherwise, or our failure to refinance the indebtedness would impair their operating capacity and cash flows.

The terms of our senior units limit our use of proceeds from sales of equity.

        While our senior units are outstanding, other than issuances of equity pursuant to an exercise of any of our common unit options, Ferrellgas Partners may use up to $20.0 million of aggregate cash proceeds from sales of its equity to reduce our indebtedness. By letter agreement dated November 20, 2003, JEF Capital Management, Inc. agreed to waive the occurrence of a “Material Event” if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. On February 25, 2004, JEF Capital and Ferrellgas Partners extended the letter agreement through December 31, 2004. After December 31, 2004, cash proceeds from equity issuances that exceed $20.0 million must be used to redeem a portion of our outstanding senior units, all of which are owned by JEF Capital. As a result, as long as any of our senior units are outstanding, our ability to access the equity capital markets for purposes other than the redemption of our senior units, including meeting our future obligations under our existing securities or any other securities that we may issue, will be limited. JEF Capital is beneficially owned by James E. Ferrell, the President and Chief Executive Officer of our general partner and the Chairman of its Board of Directors.

Restrictive covenants in the agreements governing our indebtedness and other financial obligations may reduce our operating flexibility.

        The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness and other financial obligations contain, and any indenture that will govern debt securities issued by Ferrellgas Partners or the operating partnership may contain, various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things:

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

        Our breach of any of these covenants or the operating partnership’s failure to meet any of these ratios or conditions could result in a default under the terms of the relevant indebtedness, which could cause such indebtedness or other financial obligations, and by reason of cross-default provisions, any of Ferrellgas Partners’ or the operating partnership’s other outstanding notes or future debt securities, to become immediately due and payable. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral, if any. If the lenders of the operating partnership’s indebtedness or other financial obligations accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations, including our outstanding notes and any future debt securities.

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

        While we generally attempt to minimize our inventory risk by purchasing product on a short-term basis, we may purchase and store propane or other natural gas liquids depending on inventory and price outlooks. We may purchase large volumes of propane at the then current market price during periods of low demand and low prices, which generally occurs during the summer months. The market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. A portion of our inventory is purchased under supply contracts that typically have a one-year term and at a price that fluctuates based on the prevailing market prices. Our contracts with our independent portable tank exchange distributors provide for a portion of our payment to the distributor to be based upon a price that fluctuates based on the prevailing propane market prices. To limit our overall price risk, we may purchase and store physical product and enter into fixed price over-the-counter energy commodity forward contracts, swaps and options that have terms of up to 18 months. This strategy may not be effective in limiting our price risk if, for example, weather conditions significantly reduce customer demand, or market or weather conditions prevent the delivery of physical product during periods of peak demand, resulting in excess physical product after the end of the winter heating season and the expiration of related forward or option contracts.

        Some of our sales are pursuant to commitments at fixed prices. To manage these commitments, we may purchase and store physical product and/or enter into fixed price-over-the-counter energy commodity forward contracts and options. We may enter into these agreements at volume levels that we believe are necessary to mitigate the price risk related to our anticipated sales volumes under the commitments. If the price of propane declines and our customers purchase less propane than we have purchased from our suppliers, we could incur losses when we sell the excess volumes. If the price of propane increases and our customers purchase more propane than we have purchased from our suppliers, we could incur losses when we are required to purchase additional propane to fulfill our customers’ orders. The risk management of our inventory and contracts for the future purchase of product could impair our profitability if the price of product changes in ways we do not anticipate.

        We also purchase and sell derivatives to manage other risks associated with commodity prices. Our risk management trading activities use various types of energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. These risk management trading activities are based on our management’s estimates of future events and prices and are intended to generate a profit which we then apply to reduce our cost of product sold. However, if those estimates are incorrect or other market events outside of our control occur, such activities could generate a loss in future periods which would increase our cost of product sold and potentially impair our profitability.

        The Board of Directors of our general partner adopted a commodity risk management policy which places specified restrictions on all of our commodity risk management activities such as limits on the types of commodities, loss limits, time limits on contracts and limitations on our ability to enter into derivative contracts. The policy also requires the establishment of a risk management committee of senior executives. This committee is responsible for monitoring commodity risk management activities, establishing and maintaining timely reporting and establishing and monitoring specific limits on the various commodity risk management activities. These limits may be waived on a case-by-case basis by a majority vote of the risk management committee and/or Board of Directors, depending on the specific limit being waived. From time to time, for valid business reasons based on the facts and circumstances, authorization has been granted to allow specific commodity risk management positions to exceed established limits. In addition, the operating partnership’s credit facility places limitations on our ability to amend our commodity risk management policy. If we sustain material losses from our risk management activities due to our failure to anticipate future events, a failure of the policy, incorrect waivers or otherwise, our ability to make distributions to our unitholders or pay interest or principal of any debt securities may be negatively impacted as a result of such loss.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

        Through our supply procurement activities, we purchased approximately 50% of our propane from ten suppliers during fiscal year 2004. In addition, during extended periods of colder than normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

The availability of cash from our credit facilities may be impacted by many factors beyond our control.

        We typically borrow on the operating partnership’s bank credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on the operating partnership’s bank credit facility to fund distributions to our unitholders. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. We believe that the availability of cash from the operating partnership’s bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs. However, if we were to experience an unexpected significant increase in working capital requirements or have insufficient funds to fund distributions, this need could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements may include:

o	a significant increase in the cost of propane;

o	a significant delay in the collections of accounts receivable;

o	increased volatility in energy commodity prices related to risk management activities;

o	increased liquidity requirements imposed by insurance providers;

o	a significant downgrade in our credit rating;

o	decreased trade credit; or

o	a significant acquisition.

        As is typical in our industry, our customers do not pay upon receipt, but pay between thirty and sixty days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s bank credit facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder than normal winter weather may have on future working capital availability.

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

        We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire local, regional and national propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions of propane companies among the publicly-traded master limited partnerships. Although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that:

o	we will be able to acquire any of these candidates on economically acceptable terms;

o	we will be able to successfully integrate acquired operations with any expected cost savings;

o	any acquisitions made will not be dilutive to our earnings and distributions;

o	any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders; or

o	any additional debt we incur to finance an acquisition will not affect the operating partnership’s ability to make distributions to Ferrellgas Partners or service the operating partnership’s existing debt.

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

        Subject to the limitations on restricted payments contained in the indenture that governs Ferrellgas Partners’ outstanding notes, the instruments governing the outstanding indebtedness of the operating partnership and any applicable indenture that will govern any debt securities Ferrellgas Partners or the operating partnership may issue, the partnership agreements of both Ferrellgas Partners and the operating partnership require us to distribute all of our available cash each fiscal quarter to our limited partners and our general partner and do not require us to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership. As a result of these distribution requirements, we do not expect either Ferrellgas Partners or the operating partnership to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions and because we are not required to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership, such distributions could significantly reduce the cash available to us in subsequent periods to make payments on any debt securities of Ferrellgas Partners or the operating partnership.

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

        This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2004, the operating partnership had approximately $908.9 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

Debt securities of Ferrellgas Partners are expected to be non-recourse to the operating partnership, which will limit remedies of the holders of Ferrellgas Partners’ debt securities.

        Ferrellgas Partners’ obligations under any debt securities are expected to be non-recourse to the operating partnership. Therefore, if Ferrellgas Partners’ should fail to pay the interest or principal on the notes or breach any of its other obligations under its debt securities or any applicable indenture, holders of debt securities of Ferrellgas Partners will not be able to obtain any such payments or obtain any other remedy from the operating partnership or its subsidiaries. The operating partnership and its subsidiaries will not be liable for any of Ferrellgas Partners’ obligations under its debt securities or the applicable indenture.

Ferrellgas Partners or the operating partnership may be unable to repurchase debt securities upon a change of control and it may be difficult to determine if a change of control has occurred.

        Upon the occurrence of “change of control” events as may be described from time to time in our filings with the SEC and related to the issuance by Ferrellgas Partners or the operating partnership of debt securities, the applicable issuer or a third party may be required to make a change of control offer to repurchase those debt securities at a premium to their principal amount, plus accrued and unpaid interest. The applicable issuer may not have the financial resources to purchase its debt securities in that circumstance, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness. The indenture governing Ferrellgas Partners’ outstanding notes contains such a repurchase requirement. Some of the agreements governing the operating partnership’s indebtedness currently provide that specified change of control events will result in the acceleration of the indebtedness under those agreements. Future debt agreements of Ferrellgas Partners or the operating partnership may also contain similar provisions. The obligation to repay any accelerated indebtedness of the operating partnership will be structurally senior to Ferrellgas Partners’ obligations to repurchase its debt securities upon a change of control. In addition, future debt agreements of Ferrellgas Partners or the operating partnership may contain other restrictions on the ability of Ferrellgas Partners or the operating partnership to repurchase its debt securities upon a change of control. These restrictions could prevent the applicable issuer from satisfying its obligations to purchase its debt securities unless it is able to refinance or obtain waivers under any indebtedness of Ferrellgas Partners or of the operating partnership containing these restrictions. The applicable issuer’s failure to make or consummate a change of control repurchase offer or pay the change of control purchase price when due will give the trustee and the holders of the debt securities particular rights that will be described from time to time in our filings with the SEC.

        In addition, one of the events that may constitute a change of control is a sale of all or substantially all of the applicable issuer’s assets. The meaning of “substantially all” varies according to the facts and circumstances of the subject transaction and has no clearly established meaning under New York law, which is the law that will likely govern any indenture for the debt securities. This ambiguity as to when a sale of substantially all of the applicable issuer’s assets has occurred may make it difficult for holders of debt securities to determine whether the applicable issuer has properly identified, or failed to identify, a change of control.

There may be no active trading market for our debt securities, which may limit a holder’s ability to sell our debt securities.

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

Risks Inherent to an Investment in Ferrellgas Partners’ Equity

Ferrellgas Partners may sell additional limited partner interests, diluting existing interests of unitholders.

        The partnership agreement of Ferrellgas Partners generally allows Ferrellgas Partners to issue additional limited partner interests and other equity securities. When Ferrellgas Partners issues additional equity securities, a unitholder’s proportionate partnership interest will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of common units. The issuance of additional common units will also diminish the relative voting strength of the previously outstanding common units.

Cash distributions are not guaranteed and may fluctuate with our performance and other external factors.

        Although we are required to distribute all of our “available cash,” we cannot guarantee the amounts of available cash that will be distributed to the holders of our equity securities. Available cash generally means, for any fiscal quarter, the sum of all cash received by us from all sources and any reductions in reserves, less the sum of all of our cash disbursements and any additions to reserves. The actual amounts of available cash will depend upon numerous factors, including:

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

Our general partner has broad discretion to determine the amount of “available cash” for distribution to holders of our equity securities through the establishment and maintenance of cash reserves, thereby potentially lessening and limiting the amount of “available cash” eligible for distribution.

        Our general partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our general partner to establish and make additions to our reserves. Decisions as to amounts to be placed in or released from reserves have a direct impact on the amount of available cash for distributions because increases and decreases in reserves are taken into account in computing available cash. Funds within or added to our reserves are not considered to be “available cash” and are therefore not required to be distributed. Each fiscal quarter, our general partner may, in its reasonable discretion, determine the amounts to be placed in or released from reserves, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:

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

        The decision by our general partner to establish, increase or decrease our reserves may limit the amount of cash available for distribution to holders of our equity securities. Holders of our equity securities will not receive payments required by such securities unless we are able to first satisfy our own obligations and the establishment of any reserves. See the first risk factor under “—Risks Arising from Our Partnership Structure and Relationship with Our General Partner.”

The debt agreements of Ferrellgas Partners and the operating partnership may limit their ability to make distributions to holders of their equity securities.

        The debt agreements governing Ferrellgas Partners’ and the operating partnership’s outstanding indebtedness contain restrictive covenants that may limit or prohibit distributions to holders of their equity securities under various circumstances. Ferrellgas Partners’ existing indenture generally prohibits it from:

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

See the first risk factor under “—Risks Arising from Our Partnership Structure and Relationship with Our General Partner” for a description of the restrictions on the operating partnership’s ability to distribute cash to Ferrellgas Partners. Any indenture applicable to future issuances of debt securities by Ferrellgas Partners or the operating partnership may contain restrictions that are the same as or similar to those in their existing debt agreements.

The distribution priority to our common units owned by the public terminates no later than December 31, 2005.

        Assuming that the restrictions under our debt agreements are met, our partnership agreements require us to distribute 100% of our available cash to our unitholders on a quarterly basis. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. Currently, the common units owned by the public have a right to receive distributions of available cash before any distributions of available cash are made on the common units owned by Ferrell Companies. After the payment of any required distributions on our senior units, we must pay a distribution on the publicly-held common units before we pay a distribution on the common units held by Ferrell Companies. If there exists an outstanding amount of deferred distributions on the common units held by Ferrell Companies of $36.0 million, the common units held by Ferrell Companies will be paid in the same manner as the publicly-held common units. While there are any deferred distributions outstanding on common units held by Ferrell Companies, we may not increase the distribution to our public common unitholders above the highest quarterly distribution paid on our common units for any of the immediately preceding four fiscal quarters. After payment of all required distributions, we will use remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies.

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

        Generally, a material event includes:

o	a change of control;

o	our treatment as an association taxable as a corporation for federal income tax purposes;

o	our failure to use the aggregate cash proceeds from equity issuances after December 31, 2004, other than issuances of equity pursuant to an exercise of any unit options, to redeem a portion of our senior units other than up to $20.0 million of cash proceeds from equity issuances used to reduce our indebtedness; or

o	our failure to pay the senior unit distribution in full for any fiscal quarter.

The holder of our senior units may have the right in the future to sell our senior units, or the common units received upon a conversion of our senior units, with special indemnification rights.

        Currently, our outstanding senior units may not be transferred. However, that restriction will lapse on the earlier of December 31, 2005, or upon the occurrence of a material event as described above. If the current restrictions on the sale or conversion of our senior units lapse as discussed above and the holder were to sell any of our senior units prior to December 17, 2007, we are required to indemnify the holder for the amount of the shortfall, if any, if the proceeds from that sale are less than the original aggregate face value of the applicable senior units. The original face value of each senior unit is $40. The aggregate face value of the 2.0 million senior units outstanding as of July 31, 2004 was $79.8 million. The actual amount of a shortfall, if any, will depend on our financial standing and market circumstances at the time of any sale.

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

Persons owning 20% or more of Ferrellgas Partners’ common units cannot vote. This limitation does not apply to common units owned by Ferrell Companies, our general partner and its affiliates or the common units into which our senior units are converted by the current holder thereof.

        All common units held by a person that owns 20% or more of Ferrellgas Partners’ common units cannot be voted. This provision may:

o	discourage a person or group from attempting to remove our general partner or otherwise change management; and

o	reduce the price at which our common units will trade under various circumstances.

        This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, owns all of the outstanding capital stock of our general partner in addition to approximately 35% of our common units.

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

Risks Arising from Our Partnership Structure and Relationship with Our General Partner

Ferrellgas Partners is a holding entity and has no material operations or assets. Accordingly, Ferrellgas Partners is dependent on distributions from the operating partnership to service its obligations. These distributions are not guaranteed and may be restricted.

        Ferrellgas Partners is a holding entity for our subsidiaries, including the operating partnership. Ferrellgas Partners has no material operations and only limited assets. Ferrellgas Partners Finance Corp. is Ferrellgas Partners wholly-owned finance subsidiary, serves as a co-obligor on any of its debt securities, conducts no business and has nominal assets. Accordingly, Ferrellgas Partners is dependent on cash distributions from the operating partnership and its subsidiaries to service obligations of Ferrellgas Partners. The operating partnership is required to distribute all of its available cash each fiscal quarter, less the amount of cash reserves that our general partner determines is necessary or appropriate in its reasonable discretion to provide for the proper conduct of our business, to provide funds for distributions over the next four fiscal quarters or to comply with applicable law or with any of our debt or other agreements. This discretion may limit the amount of available cash the operating partnership may distribute to Ferrellgas Partners each fiscal quarter. Holders of Ferrellgas Partners’ securities will not receive payments required by those securities unless the operating partnership is able to make distributions to Ferrellgas Partners after the operating partnership first satisfies its obligations under the terms of its own borrowing arrangements and reserves any necessary amounts to meet its own financial obligations.

        In addition, the various agreements governing the operating partnership’s indebtedness and other financing transactions permit quarterly distributions only so long as each distribution does not exceed a specified amount, the operating partnership meets a specified financial ratio and no default exists or would result from such distribution. Those agreements include the indentures governing the operating partnership’s existing notes, a bank credit facility and an accounts receivable securitization facility. Each of these agreements contain various negative and affirmative covenants applicable to the operating partnership and some of these agreements require the operating partnership to maintain specified financial ratios. If the operating partnership violates any of these covenants or requirements, a default may result and distributions would be limited. These covenants limit the operating partnership’s ability to, among other things:

o	incur additional indebtedness;

o	engage in transactions with affiliates;

o	create or incur liens;

o	sell assets;

o	make restricted payments, loans and investments;

o	enter into business combinations and asset sale transactions; and

o	engage in other lines of business.

The ownership of our general partner could change if Ferrell Companies defaults on its outstanding indebtedness.

        Ferrell Companies owns all of the outstanding capital stock of our general partner in addition to approximately 35% of our common units. As of July 31, 2004, Ferrell Companies had pledged these securities against approximately $46.1 million of senior debt, net of pledged cash reserves, with a scheduled maturity of June 2006. If and when such senior debt is completely extinguished in the future, Ferrell Companies has agreed to subsequently pledge these common units and other collateral against its then outstanding subordinated debt, if any. As of July 31, 2004, the outstanding balance of such subordinated debt was approximately $40.3 million, with a scheduled maturity of August 2007. In addition to its cash reserves, Ferrell Companies’ primary sources of income to pay its debt are dividends that Ferrell Companies receives from our general partner and distributions received on the common units it holds. For fiscal year 2004, Ferrell Companies received approximately $37.7 million from these sources. If Ferrell Companies defaults on its debt, its lenders could acquire control of our general partner and the common units owned by it. In that case, the lenders could change management of our general partner and operate the general partner with different objectives than current management.

Unitholders have limits on their voting rights; our general partner manages and operates us, thereby generally precluding the participation of our unitholders in operational decisions.

        Our general partner manages and operates us. Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Amendments to the agreement of limited partnership of Ferrellgas Partners may be proposed only by or with the consent of our general partner. Proposed amendments must generally be approved by holders of at least a majority of our common units and also, if the amendment will adversely affect our senior units, a majority of our senior units.

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

Because Ferrell Companies is the parent of our general partner and owns approximately 35% of our outstanding common units and JEF Capital owns 100% of our outstanding senior units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner may not be made without the consent of Ferrell Companies and, if applicable, the consent of JEF Capital. JEF Capital is beneficially owned by Mr. Ferrell, the president, chief executive officer and chairman of the Board of Directors of our general partner.

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

Our general partner’s liability to us and our unitholders may be limited.

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

The modifications of state law standards of fiduciary duty contained in our partnership agreements may significantly limit the ability of unitholders to successfully challenge the actions of our general partner as being a breach of what would otherwise have been a fiduciary duty. These standards include the highest duties of good faith, fairness and loyalty to the limited partners. Such a duty of loyalty would generally prohibit a general partner of a Delaware limited partnership from taking any action or engaging in any transaction for which it has a conflict of interest. Under our partnership agreements, our general partner may exercise its broad discretion and authority in our management and the conduct of our operations as long as our general partner’s actions are in our best interest.

Our general partner and its affiliates may have conflicts with us.

        The directors and officers of our general partner and its affiliates have fiduciary duties to manage itself in a manner that is beneficial to its stockholder. At the same time, our general partner has fiduciary duties to manage us in a manner that is beneficial to us and our unitholders. Therefore, our general partner’s duties to us may conflict with the duties of its officers and directors to its stockholder.

        Matters in which, and reasons that, such conflicts of interest may arise include:

o	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

o	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

o	we do not have any employees and rely solely on employees of our general partner and its affiliates;

o	under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

o	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

o	neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

o	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

o	our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

o	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

o	our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

o	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

o	our general partner and its affiliates have no obligation to present business opportunities to us; and

o	our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises.

        Mr. Ferrell is the President and Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns JEF Capital, the holder of our senior units, and other companies with whom we conduct our ordinary business operations. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner. Matters in which such conflicts of interest may arise include:

o	our issuance of common units and the redemption of our senior units; see “—Risks Inherent to Our Business—The terms of our senior units limit our use of proceeds from sales of equity” and “—Risks Inherent to an Investment in Our Equity—The holder of our senior units may have the right in the future to convert the senior units into common units, substantially diluting our existing common unitholders;"

o	a request by us for Mr. Ferrell to waive particular rights he may have as the beneficial owner of our senior units; and

o	our relationship and conduct of business with any of Mr. Ferrell's companies.

See “Conflicts of Interest” and “Fiduciary Responsibilities.”

Ferrell Companies may transfer the ownership of our general partner which could cause a change of our management and affect the decisions made by our general partner regarding resolutions of conflicts of interest.

        Ferrell Companies, the owner of our general partner, may transfer the capital stock of our general partner without the consent of our unitholders. In such an instance, our general partner will remain bound by our partnership agreements. If, however, through share ownership or otherwise, persons not now affiliated with our general partner were to acquire its general partner interest in us or effective control of our general partner, our management and resolutions of conflicts of interest, such as those described above, could change substantially.

Our general partner may voluntarily withdraw or sell its general partner interest.

        Our general partner may withdraw as the general partner of Ferrellgas Partners and the operating partnership without the approval of our unitholders. Our general partner may also sell its general partner interest in Ferrellgas Partners and the operating partnership without the approval of our unitholders. Any such withdrawal or sale could have a material adverse effect on us and could substantially change the management and resolutions of conflicts of interest, as described above.

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

        The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. We believe that, under current law, we have been and will continue to be classified as a partnership for federal income tax purposes. One of the requirements for such classification is that at least 90% of our gross income for each taxable year has been and will be “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code. Whether we will continue to be classified as a partnership in part depends on our ability to meet this qualifying income test in the future.

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

        We have not requested any ruling from the IRS with respect to:

o	our classification as a partnership for federal income tax purposes; or

o	whether our propane operations generate “qualifying income” under Section 7704 of the Internal Revenue Code.

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

        We estimate that a person who acquires common units in the 2004 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2004 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

There are limits on the deductibility of losses.

        In the case of unitholders subject to the passive loss rules (generally, individuals and closely held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly-traded partnerships.

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

        We are registered with the IRS as a tax shelter. The IRS has issued to us the following tax shelter registration number: 94201000010. Issuance of the registration number does not indicate that an investment in us or the claimed tax benefits have been reviewed, examined or approved by the IRS. The tax laws require that some types of entities, including some partnerships, register as “tax shelters” in response to the perception that they claim tax benefits that may be unwarranted. As a result, we may be audited by the IRS and tax adjustments could be made. The rights of a unitholder owning less than a 1% interest in us to participate in the income tax audit process are very limited. Further, any adjustments in our tax returns will lead to adjustments in the unitholders’ tax returns and may lead to audits of unitholders’ tax returns and adjustments of items unrelated to us. A unitholder will bear the cost of any expenses incurred in connection with an examination of its personal tax return.

Reporting of partnership tax information is complicated and subject to audits; we cannot guarantee conformity to IRS requirements.

        We will furnish each unitholder with a Schedule K-1 that sets forth that unitholder’s allocable share of income, gains, losses and deductions. In preparing these schedules, we will use various accounting and reporting conventions and adopt various depreciation and amortization methods. We cannot guarantee that these schedules will yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. If any of the information on these schedules is successfully challenged by the IRS, the character and amount of items of income, gain, loss or deduction previously reported by unitholders might change, and unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

Unitholders may lose tax benefits as a result of nonconforming depreciation conventions.

        Because we cannot match transferors and transferees of common units, uniformity of the economic and tax characteristics of our common units to a purchaser of common units of the same class must be maintained. To maintain uniformity and for other reasons, we will take depreciation and amortization positions that may not conform to all aspects of the Treasury Regulations. A successful IRS challenge to those positions could reduce the amount of tax benefits available to our unitholders. A successful challenge could also affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

As a result of investing in our common units, a unitholder will likely be subject to state and local taxes and return filing requirements in jurisdictions where it does not live.

        In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We currently conduct business in 50 states, Puerto Rico, the U.S. Virgin Islands and Canada. It is a unitholder’s responsibility to file all required United States federal, state and local tax returns.

States may subject partnerships to entity-level taxation in the future; thereby decreasing the amount of cash available to us for distributions and potentially causing a decrease in our distribution levels, including a decrease in the minimum quarterly distribution.

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

Recently enacted tax legislation may make investments in corporations more attractive than they used to be when compared to investments in our common units.

        The Jobs and Growth Tax Relief Reconciliation Act of 2003 generally reduces the maximum tax rate on particular dividends paid by particular corporations to individuals to 15% in 2003 through 2008 and, for taxpayers in the 10% and 15% ordinary income tax brackets, to 5% in 2003 through 2007 and to zero in 2008. The Tax Relief Reconciliation Act also reduces the maximum tax rate for an individual to 35% and the maximum tax rate applicable to net long-term capital gains of an individual to 15%. Absent further legislation, the maximum 15% tax rate on long-term capital gains will cease to apply to taxable years beginning after December 31, 2008 and will increase to 20% for taxable years beginning thereafter. The Tax Relief Reconciliation Act may cause some investments in corporations to be more attractive to individual investors than they used to be when compared to an investment in our common units and could materially affect the value of our common units.

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

        Matters in which, and reasons that, such conflicts of interest may arise include:

o	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

o	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

o	we do not have any employees and rely solely on employees of our general partner and its affiliates;

o	under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

o	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

o	neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

o	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

o	our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

o	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

o	our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

o	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

o	our general partner and its affiliates have no obligation to present business opportunities to us; and

o	our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises.

        Mr. Ferrell is the President and Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns JEF Capital, the holder of our senior units, and other companies with whom we conduct our ordinary business operations. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner. Matters in which such conflicts of interest may arise include:

o	our issuance of common units and the redemption of our senior units; see “Risk Factors – Risks Inherent to Our Business – The terms of our senior units limit our use of proceeds from sales of equity” and “Risk Factors – Risks Inherent to an Investment in Ferrellgas Partners’ Equity – The holder of our senior units may have the right in the future to convert the senior units into common units, substantially diluting our existing common unitholders;"

o	a request by us for Mr. Ferrell to waive particular rights he may have as the beneficial owner of our senior units; and

o	our relationship and conduct of business with any of Mr. Ferrell's companies.

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

ITEM 2. PROPERTIES.

        As of July 31, 2004, we owned or leased the following transportation equipment that was utilized primarily in the propane distribution operations.

	Owned	Leased	Total
Truck tractors	103	276	379
Propane transport trailers	334	48	382
Portable tank delivery trucks	362	272	634
Portable tank exchange delivery trailers	69	101	170
Bulk propane delivery trucks	1,298	909	2,207
Pickup and service trucks	1,036	608	1,644
Railroad tank cars	--	166	166

        The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

        A typical propane distribution outlet is comprised of one to three acres of land, a small office, a workshop, an aggregate bulk storage capacity of 12,000 to 368,000 gallons operated at multiple sites and an inventory of customer storage tanks and/or portable propane tanks that it provides to its customers. We anticipate that our new technology initiative, which we expect to deploy to the majority of our retail distribution outlets by the end of fiscal year 2005, will modify the structure of our typical retail distribution outlet. For those retail distribution outlets where this technology initiative has been deployed, a typical retail distribution outlet will encompass approximately four or five of our former retail distribution outlet, along with associated delivery trucks. These retail distribution outlets will utilize hand-held computers and satellite technology to more efficiently route and schedule customer deliveries. At July 31, 2004, we owned approximately 45.3 million gallons of propane storage at our retail distribution outlets. We own our land and buildings in the local markets of approximately half of our operating locations and lease the remaining facilities on terms customary in the industry.

        We own approximately 1.0 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.1 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial and commercial customers.

        We own underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah and four above-ground storage facilities primarily located in the Upper Midwest and North Carolina. Together, these storage facilities are capable of holding 257 million gallons of natural gas liquids.

(in millions of gallons)
Location	Storage Capacity
Adamana, Arizona	105
Hutchinson, Kansas	142
Moab, Utah and above-ground storage	10

Total	257

        Currently, we lease approximately 181 million gallons of this capacity to third parties. The remaining space is available for our use.

        We own two buildings with an aggregate of 54,691 square feet of office space and the related real property. We also lease 24,797 square feet of office space at separate locations that together with the two buildings, comprise our corporate headquarters in the Kansas City metropolitan area. We also lease 27,696 square feet of office space in Houston, Texas in connection with our risk management and other operations and lease 63,014 square feet of office and warehouse space in Winston-Salem, North Carolina in connection with our delivery of propane by portable tank exchange.

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

ITEM 3. LEGAL PROCEEDINGS.

        Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

        Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol FGP. As of August 31, 2004, we had 866 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for the periods indicated.

	Common Unit Price Range
	High	Low	Distributions Declared Per Unit
		2003
First Quarter	$20.23	$18.95	$0.50
Second Quarter	20.86	19.61	0.50
Third Quarter	21.41	20.14	0.50
Fourth Quarter	23.83	21.30	0.50
		2004
First Quarter	23.57	21.41	0.50
Second Quarter	25.36	23.21	0.50
Third Quarter	25.80	21.88	0.50
Fourth Quarter	22.74	20.00	0.50

        We make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters. Based upon our current financial condition and results of operations, our general partner currently believes that during our fiscal year 2005 we will be able to make quarterly cash distributions per common unit comparable to those quarterly distributions made during our last two fiscal years; however, no assurances can be given that such distributions will be made or the amount of such distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

Recent Sales of Unregistered Securities

        All issuances of unregistered securities during fiscal year 2004 were previously reported in a Quarterly Report or Current Report.

Ferrellgas Partners Tax Matters

        Ferrellgas Partners is a master limited partnership and thus not subject to federal income taxes. Instead, our common unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions to our common unitholders. Accordingly, each common unitholder should consult their own tax advisor in analyzing the federal, state, and local tax consequences applicable to their ownership or disposition of our common units. Ferrellgas Partners reports its tax information on a calendar year basis, while financial reporting is based on a fiscal year ending July 31.

Common Equity Of Other Registrants

        There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal year 2004, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. which were not registered under the Securities Act or previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

        Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. has declared or paid any cash dividends on its common equity during fiscal years 2003 or 2004. The operating partnership distributes cash declared on its common equity four times per fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources – Financing Activities – Distributions paid by the operating partnership” for a discussion of its distributions during fiscal years 2003 and 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

        On June 11, 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by us of up to $500 million of equity and/or debt securities (File Nos. 333-103267, 333-103267-01, 333-103267-02 and 333-103267-03). This was the first registration statement filed under the Securities Act by Ferrellgas Finance Corp. and the first filed by the operating partnership since June 24, 1994. As of October 16, 1998, the operating partnership was no longer subject to the reporting requirements under the Exchange Act in connection with its 1994 registration statement. Pursuant to the shelf registration statement, the operating partnership and Ferrellgas Finance Corp. are permitted to issue debt securities from time to time to fund acquisitions, reduce indebtedness, redeem senior units and provide funds for general corporate purposes. See “Business – Businesses of Other Subsidiaries.” No offerings of debt securities have been made by the operating partnership or Ferrellgas Finance Corp. since the shelf registration statement was declared effective. As of August 31, 2004, we had $151.4 million available under this shelf registration statement. See “Liquidity and Capital Resources – Financing Activities.”

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters–Equity Plan Compensation Information.”

ITEM 6. SELECTED FINANCIAL DATA.

        The following tables presents selected consolidated historical financial data for Ferrellgas Partners and the operating partnership.

(in thousands, except per unit data)

	Ferrellgas Partners, L.P.
	Year Ended July 31,
	2004	2003	2002	2001	2000
Income Statement Data:
Total revenues	$1,379,381	$1,221,639	$1,034,796	$1,468,670	$959,023
Interest expense	74,467	63,665	59,608	61,544	58,298
Earnings before cumulative effect of
change in accounting principle	28,550	59,503	59,959	64,068	860
Basic and diluted earnings (loss) per
common unit before cumulative
effect of change in accounting
principle	$0.49	$1.33	$1.34	$1.43	$(0.32)
Cash distributions declared per common
unit	$2.00	$2.00	$2.00	$2.00	$2.00
Balance Sheet Data at end of period:
Working capital (deficit)	$46,137	$(3,862)	$9,436	$22,062	$(6,344)
Total assets	1,578,175	1,061,396	885,128	896,159	967,907
Long-term debt	1,153,652	888,226	703,858	704,782	718,118
Partners' capital	202,099	2,919	21,161	37,987	40,344
Operating Data:
Propane sales volumes (in thousands of
gallons)	873,711	898,622	831,592	956,718	846,664
Capital expenditures:
Maintenance	$20,422	$14,187	$9,576	$11,996	$8,917
Growth	12,270	4,123	4,826	3,152	11,838
Technology initiative	8,688	14,699	30,070	100	--
Tank lease buyout	--	154,129	--	--	--
Acquisition	438,326	41,310	10,962	1,417	310,260

Total	$479,706	$228,448	$55,434	$16,665	$331,015

	Ferrellgas, L.P.
	Year Ended July 31,
	2004	2003	2002	2001	2000
Income Statement Data:
Total revenues	$1,379,381	$1,221,639	$1,034,796	$1,468,670	$959,023
Interest expense	54,242	45,318	43,972	47,686	43,251
Earnings before cumulative effect of
change in accounting principle	49,541	86,198	76,359	82,032	16,069
Balance Sheet Data at end of period:
Working capital (deficit)	$48,593	$7,792	$9,099	$23,831	$(4,640)
Total assets	1,570,990	1,055,691	882,233	892,778	964,944
Long-term debt	882,662	668,657	543,858	544,782	558,118
Partners' capital	475,567	231,815	182,272	198,771	201,118
Operating Data:
Propane sales volumes (in thousands
of gallons)	873,711	898,622	931,592	956,718	846,664
Capital expenditures :
Maintenance	$20,422	$14,187	$9,576	$11,996	$8,917
Growth	12,270	4,123	4,826	3,152	11,838
Technology initiative	8,688	14,699	30,070	100	--
Tank lease buyout	--	154,129	--	--	--
Acquisition	438,326	41,310	10,962	1,417	310,260

Total	$479,706	$228,448	$55,434	$16,665	$331,015

Our capital expenditures fall generally into five categories:

o	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

o	growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity;

o	technology initiative capital expenditures, which include expenditures for purchases of computer hardware and software and the development of new software;

o	tank lease buyout expenditures, which are related to the purchase of bulk propane tanks and related assets during fiscal year 2003 that we previously leased; these bulk propane tanks were originally leased in connection with the Thermogas acquisition, which we completed in fiscal year 2000; and

o	acquisition capital expenditures, which include expenditures related to the acquisition of retail distribution propane operations;. acquisition capital expenditures represent the total cost of acquisitions less working capital acquired; our fiscal year 2001 capital expenditures do not include a $4.6 million adjustment made in the second fiscal quarter of fiscal year 2001 to working capital related to a final valuation adjustment to record the Thermogas acquisition.

        The Blue Rhino contribution resulted in a significant increase in our total assets, long-term debt and partners’ capital as of July 31, 2004 as compared to July 31, 2003.

        The tank lease buyout contributed to an increase in our interest expense and a comparable decrease in equipment lease expense in fiscal year 2003. This transaction also contributed to a significant increase in total assets and long-term debt as of July 31, 2003 as compared to July 31, 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners L.P. and the operating partnership.

        Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. serves as co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. are not presented in this section.

        The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K.

        The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there exists five material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

o	the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective consolidated financial statements and Notes H – Long-term debt — in the respective notes to their consolidated financial statements;

o	Ferrellgas Partners issued common units in several transactions during fiscal year 2004 and in August 2004;

o	Ferrellgas Partners issued $50.0 million in aggregate principal amount of 8¾% senior notes due 2012 during fiscal year 2004;

o	during fiscal year 2003, Ferrellgas Partners incurred $7.1 million in expenses related to the early extinguishment of its debt; and

o	during fiscal year 2004, Ferrellgas Partners paid $8.5 million in cash to an unrelated third-party pursuant to a short-term, non-interest bearing note related to an acquisition made in fiscal year 2003.

Forward-looking statements

        Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, expressed or implied, concerning our future operating results or our ability to generate sales, income or cash flow are forward-looking statements.

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

        Some of our forward-looking statements include the following:

o	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing securities;

o	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

o	the expectation that gross profit, depreciation expense, operating income and net earnings will increase in fiscal year 2005.

When considering any forward-looking statement, you should also keep in mind the risk factors in “Business – Risk Factors.” Any of these risks could impair our business, financial condition or results of operation. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment. Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this annual report.

        In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See “Risk Factors — Tax Risks — The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders.”

Results of Operations

Overview

        We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States including the largest national provider of propane by portable tank exchange as measured by our pro-forma propane sales volumes in fiscal year 2004. We serve more than one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, Puerto Rico, the U.S. Virgin Islands and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.

        Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the volume of propane sold for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use.

        The market for propane is seasonal because of increased demand during the winter months primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States, and to a lesser extent, economic conditions in Canada, Puerto Rico and the Virgin Islands.

        Our gross profit from the distribution of propane is primarily based on margins; that is the cents-per-gallon difference between our costs to purchase and distribute propane and the sales prices we charge our customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing and transporting of propane.

        We continue to pursue our business strategies of using technology to improve operations, capitalizing on our national presence and economies of scale, employing a disciplined acquisition strategy and achieving internal growth and aligning employee interest with our investors. We have developed new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. We expect to deploy this new technology initiative to the majority of our retail distribution outlets by the end of fiscal year 2005.

        On April 20, 2004, an affiliate of our general partner acquired all of the outstanding common stock of Blue Rhino Corporation in an all cash merger, after which it converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC. On April 21, 2004, this affiliate contributed Blue Rhino LLC to our operating partnership, through a series of transactions. Blue Rhino LLC was thereafter merged with and into our operating partnership. As a result of these transactions, we have become the largest national provider of propane by portable tank exchange as well as a leading supplier of complementary propane and non-propane products to consumers through many of the nation’s largest retailers. This contribution expanded our operations to Puerto Rico, the Virgin Islands and Canada.

        The results of operations of the contributed Blue Rhino operations for the period from April 21, 2004 through July 31, 2004 are included in our statement of earnings for fiscal year 2004. These results include the propane delivered by portable tank exchange during this period, which are included in our propane sales volumes calculation for fiscal year 2004.

Fiscal Year Ended July 31, 2004 vs. July 31, 2003

(amounts in thousands)

	2004	2003	Increase (Decrease)	Percentage Change
Propane sales volumes	873,711	898,622	(24,911)	(2	.8)%
Propane and other gas liquids sales	$1,273,346	$1,136,358	$136,988	12.1%
Gross profit	553,536	530,670	22,866	4.3%
Operating income	101,533	129,800	(28,267)	(21	.8)%
Interest expense	74,467	63,665	10,802	17.0%

        Heating degree days, as reported by National Oceanic and Atmospheric Administration (“NOAA”), were 5% warmer than normal during fiscal year 2004 compared to being relatively normal during fiscal year 2003. Customer conservation and delayed customer orders caused by higher commodity prices also contributed significantly to the volume shortfall this period. This decrease in volumes was partially offset by increased propane sales volumes from acquisitions.

        The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal year 2004 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.63 per gallon during fiscal year 2004, compared to an average of $0.54 per gallon in the prior year. Other major supply points in the United States have also experienced significant increases.

        Propane and other gas liquids sales increased $125.4 million compared to the prior year primarily due to an increase in the average propane sales price per gallon and $11.6 million due to an increase in propane sales volumes primarily due to acquisitions. The increase in propane sales volumes was partially offset by the previously mentioned warmer temperatures and customer conservation related to the sustained higher average propane sales prices.

        Gross profit increased $22.9 million primarily due to increased propane sales volumes from acquisitions. This increase in gross profit was partially offset by the previously mentioned warmer temperatures and customer conservation related to the sustained higher average propane sales prices and lower contribution from our risk management trading activities. See additional discussion regarding risk management trading activities in Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

        Operating income decreased $28.3 million reflecting, an increase in operating expense and to a lesser extent, an increase in depreciation and amortization expense, partially offset by the previously mentioned increase in gross profit and a decrease in equipment lease expense. Operating expenses, primarily personnel and plant and office expenses, increased due to acquisitions. Depreciation and amortization expense increased primarily due to depreciation expense of $8.5 million for assets related to acquisitions completed during fiscal year 2004 and depreciation expense of $7.8 million for assets related to our technology initiative that were placed in service during the three months ended October 31, 2003. Equipment lease expense decreased due to the effect of the buyout of operating tank leases in December 2002.

        Interest expense increased 17.0% primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions completed in fiscal year 2004.

Interest expense of the operating partnership

        Interest expense increased 19.7% primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions in fiscal year 2004.

Forward looking statements.

        We expect increases in fiscal year 2005 for all income statement line items as compared to fiscal year 2004 due to:

o	the inclusion of a full year of operating results from our delivery of propane by portable tank exchange;

o	our assumption that fiscal year 2005 propane prices will be similar to those in fiscal year 2004;

o	our assumption that heating degree days will return to normal in fiscal year 2005; and

o	our assumption that interest rates will remain relatively stable in fiscal year 2005.

Fiscal Year Ended July 31, 2003 vs. July 31, 2002

(amounts in thousands)

	2003	2002	Increase (Decrease)	Percentage Change
Propane sales volumes	898,622	831,592	67,030	8.1%
Propane and other gas liquids sales	$1,136,358	$953,117	$183,241	19.2%
Gross profit	530,670	501,359	29,311	5.8%
Operating income	129,800	118,915	10,885	9.2%
Interest expense	63,665	59,608	4,057	6.8%

        Heating degree days, as reported by NOAA, were relatively normal during fiscal year 2003 as compared to 9% warmer than normal during fiscal year 2002. These colder winter temperatures and to a lesser extent acquisitions contributed to the increase in propane sales volumes.

        The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal year 2003 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.54 per gallon during fiscal year 2003, compared to an average of $0.37 per gallon in the prior year period. Other major supply points in the United States have also experienced significant increases.

        Propane and other gas liquids sales increased $121.4 million compared to the prior year period due to an increase in the average propane sales price per gallon and an additional $61.8 million primarily due to an increase in propane sales volume.

        Gross profit increased $29.3 million primarily due to the increase in our propane sales volumes. Improved results from our risk management trading activities were largely offset by margins that, although better than expected, were less than the prior year period. We were able to temporarily increase the margins in the prior year period to partially offset the impact of significantly warmer winter temperatures. See additional discussion regarding risk management trading activities in Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

        Operating income increased $10.9 million reflecting the previously mentioned increase in gross profit and a decrease in equipment lease expense, partially offset by an increase in operating expense. Operating expense increased primarily due to expenses related to acquisitions completed during fiscal year 2003, increased expenses related to our technology initiative and increased vehicle-related fuel and oil costs. Equipment lease expense decreased due to the effect of the buyout of operating tank leases in December 2002. Interest expense increased 6.8% primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions. This increase was partially offset by the effect of refinancing fixed-rate debt at a lower interest rate.

Interest expense of the operating partnership

        Interest expense increased 3.1% due to increased credit facility borrowings related to the buyout of operating tank leases in December 2002.

Liquidity and Capital Resources

        Our cash requirements include working capital requirements, debt service payments, the required quarterly senior unit distribution, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 was paid on September 14, 2004 to all common units that were outstanding on September 2, 2004, and represents the fortieth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Working capital requirements are subject to the price of propane, the weather and other changes in the demand for propane. Relatively colder weather and higher propane prices during the winter heating season increase our working capital requirements.

        Our ability to satisfy our obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business, and other factors, many of which are beyond our control. Due to the seasonality of the propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflect earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed above, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in the future, specifically fiscal years 2005 and 2006. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all of its common units in the future, specifically fiscal years 2005 and 2006.

        Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain repayment provisions related to a decline in our credit rating.

        As of July 31, 2004, we met all the required quarterly financial tests and covenants during fiscal year 2004. Based upon current estimates of our future cash flows, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants in the future, specifically fiscal years 2005 and 2006. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal winter temperatures, a volatile energy commodity cost environment or an economic downturn, we may not meet the applicable financial tests in future quarters. This failure could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

        Our future capital expenditures and working capital needs are expected to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. To fund expansive capital projects and future acquisitions, we may obtain funds on our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

        Toward this purpose, in June 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by Ferrellgas Partners, the operating partnership, Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. of up to $500 million of equity and/or debt securities. The securities registered by this registration statement are available to us for sale from time to time in the future to fund acquisitions, the reduction of indebtedness, the redemption of senior units and for general partnership purposes subject to acceptable market conditions. The following debt and equity securities have been issued pursuant to this shelf registration since June 2003:

                                                 (dollars in thousands)

Date	Security	Shelf registration balance
	Beginning balance	$500,000
6/03	1,250,000 common units	28,188
7/03	110,000 common units	2,481
12/03	2,000,000 common units	49,500
4/04	7,000,000 common units	163,380
6/04	$50,000 principal amount senior debt	50,000
8/04	2,500,000 common units	47,875
8/04	375,000 common units	7,181

	Remaining balance	$151,395

        We also maintain a shelf registration statement with the SEC for the issuance of up to 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions. See additional discussion about these equity and debt offerings in “Financing Activities.”

Operating Activities

        Net cash provided by operating activities was $76.6 million for fiscal year 2004, compared to net cash provided by operating activities of $130.6 million for the prior fiscal year. This decrease in cash provided by operating activities is primarily due to the lower proceeds from the accounts receivable securitization activity, and to a lesser extent a decrease in cash flow from operating activities before changes in working capital. Cash required to fund working capital during fiscal year 2004 was $19.0 million as compared to $25.5 million for the prior fiscal year. This use of working capital is primarily due to the timing of cash received from customers on accounts receivable and the cash needed to purchase inventory.

Accounts receivable securitization

        Cash flows from the accounts receivable securitization facility decreased $46.3 million primarily due to management’s decision at the end of fiscal year 2003 to reduce the operating partnership’s bank credit facility rather than remit greater amounts collected as the servicer of our accounts receivable securitization facility. At the end of fiscal year 2002, we did not have outstanding balances on either the operating partnership’s bank credit facility or the accounts receivable securitization facility. This decision to use lower costs of capital at July 31, 2003, for working capital needs left the accounts receivable securitization facility with an effective $34.0 million outstanding as compared to no balance outstanding at July 31, 2002.

        Our general strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities – Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer. During the winter heating season, when our working capital needs are greatest and our accounts receivable balances increase rapidly, we typically increase our use of the accounts receivable securitization facility to meet our increased working capital needs. During our third and fourth fiscal quarters, our working capital needs and accounts receivable balances typically decline. During fiscal year 2004, we remitted $12.3 million to the accounts receivable securitization facility as compared to having received funding from the facility of $34.0 million in fiscal year 2003. Our balance transferred to the accounts receivable securitization facility was $27.2 million at July 31, 2004 as compared to $42.5 million at July 31, 2003. We renewed this facility effective September 21, 2004, for a 364-day commitment with Banc One, NA. This renewal provides us the ability to transfer increased amounts of accounts receivable during the fiscal year 2005 winter heating season. At July 31, 2004, we had the ability to transfer, at our option, an additional $40.4 million of trade accounts receivable. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” this transaction is reflected in our consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

        Net cash provided by operating activities was $96.0 million for fiscal year 2004, compared to net cash provided by operating activities of $153.3 million for the prior fiscal year. This decrease in cash provided by operating activities is primarily due to the previously mentioned lower proceeds from accounts receivable securitization activity and to a lesser extent a decrease in cash flow from operating activities before changes in working capital.

Investing Activities

        Net cash used in investing activities was $425.6 million for fiscal year 2004, compared to $231.4 million for the prior fiscal year. This increase in cash used in investing activities is primarily due to the payment of the merger obligation assumed by us in the Blue Rhino contribution.

Blue Rhino contribution

        On April 20, 2004, we paid $343.4 million in cash as payment of obligations of FCI Trading that were assumed by the operating partnership in connection with the Blue Rhino contribution. See Note C -Business combinations — in our consolidated financial statements for further discussion about the Blue Rhino contribution. We also used $1.5 million in cash for transaction fees related to the Blue Rhino contribution.

Acquisitions

        During fiscal year 2004, we used $41.0 million in cash for the acquisition of ten smaller propane distribution businesses, not including the Blue Rhino contribution, as compared to $39.1 million in cash in the prior fiscal year for the acquisition of five propane distribution companies.

Capital expenditures

        We made cash capital expenditures of $41.4 million during fiscal year 2004 as compared to $39.5 million in the prior fiscal year primarily due to the increased capital expenditures required for the portable tank exchange operations acquired through the Blue Rhino contribution, partially offset by reduced capital expenditures related to our technology initiative that was placed in service during fiscal year 2004. Capital expenditures during fiscal year 2004 consisted primarily of expenditures for our technology initiative expenditures and the betterment and replacement of the following property, plant and equipment: district facilities, customer storage, vehicle and equipment lease buyouts and vehicles.

        On December 10, 2002, we purchased $155.6 million of equipment whose lease terms would have expired in June 2003. See Note H – Long-term debt – to our consolidated financial statements for discussion about the financing of these equipment lease buyouts.

        We lease property, computer equipment, propane tanks, light and medium duty trucks, truck tractors and transport trailers. We believe leasing is a cost-effective method for meeting our equipment needs. During fiscal year 2004, we purchased $4.6 million of vehicles whose lease terms expired during fiscal year 2004.

The operating partnership

        The investing activities discussion above also applies to the operating partnership, except for cash flows related to business acquisitions. During fiscal year 2004, we used $41.0 million in cash for the acquisition of ten smaller propane distribution businesses, not including the Blue Rhino contribution, as compared to $7.1 million in cash in the prior fiscal year for the acquisition of four propane distribution companies.

Financing Activities

        Net cash provided by financing activities was $353.3 million in fiscal year 2004 compared to net cash provided of $92.1 million in fiscal year 2003. This increase in cash provided by financing activities was primarily due to proceeds from the issuance of common units and debt.

August 2004 common unit offering

        During August 2004, we issued, in a public offering, an additional 2.9 million of our common units at a price of $20.00 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $55.1 million for the issuance of these common units. We used the net proceeds, together with contributions made by the general partner to maintain its effective 2% general partner interest in us, to reduce borrowings outstanding under the bank credit facility of the operating partnership.

April 2004 common unit offering

        On April 14, 2004, we issued, in a public offering, an additional 7.0 million of our common units at a price of $23.34 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $156.0 million for the issuance of these common units. The proceeds were used to pay a portion of the assumed merger consideration to the former common stockholders of Blue Rhino Corporation and to reduce borrowings outstanding under the bank credit facility of the operating partnership.

Other April 2004 financing activities

        On April 21, 2004, we issued, in five separate private placements, an aggregate of 1.6 million common units at a price of $22.35 per unit. We received aggregate net proceeds of $32.8 million in cash and $3.1 million in real property for the issuance of these common units. These common units were issued as follows:

o	to Mr. Billy D. Prim, for $15.0 million in cash;

o	to Mr. Prim, in exchange for real property valued at $3.1 million;

o	to Mr. Andrew J. Filipowski, brother-in-law of Mr. Prim, for $15.0 million in cash; prior to the contribution of Blue Rhino Mr. Filipowski was the Vice Chairman of Blue Rhino Corporation;

o	to Mr. Malcolm McQuilkin, for $1.0 million in cash; prior to the contribution of Blue Rhino, Mr. McQuilkin was the Chief Executive Officer of Blue Rhino Global Sourcing, LLC, a former subsidiary of Blue Rhino Corporation; and

o	to Mr. Ferrell, Chairman, for $1.8 million in cash; Mr. Ferrell is the President and Chief Executive Officer of our general partner.

Prior to the contribution of Blue Rhino, Mr. Prim was the Chairman and Chief Executive Officer of Blue Rhino Corporation; subsequent to the Blue Rhino contribution, our general partner paid Mr. Prim $2.5 million in connection with the assumption of a liability for the termination of his employment agreement with Blue Rhino Corporation prior to the Blue Rhino contribution.

        These cash proceeds were used to pay a portion of the merger consideration assumed by us to the former common stockholders of Blue Rhino Corporation. The transactions with Mr. Prim and Mr. Filipowski were consummated prior to Mr. Prim becoming an officer and director of our general partner.

        On April 21, 2004, Ferrellgas Partners issued, pursuant to the exercise of common unit options by Mr. Ferrell, Chairman, President and Chief Executive Officer of our general partner, an additional 0.2 million of common units at a strike price of $17.90 per unit. We received net proceeds of $3.2 million for the issuance of these common units. The proceeds were used to pay a portion of the merger consideration assumed by us to the former common stockholders of Blue Rhino Corporation.

        On April 21, 2004, Ferrellgas Partners issued to FCI Trading 0.2 million of common units at a price of $23.94 per unit. This $4.7 million of common units were issued to FCI Trading in connection with the Blue Rhino contribution as consideration for FCI Trading’s net contribution of its membership interests in Blue Rhino LLC to the operating partnership.

        On April 21, 2004, Ferrellgas Partners issued $2.0 million of general partner units to our general partner in consideration for the Blue Rhino LLC membership interest contributed to Ferrellgas Partners by our general partner to maintain its 1% general partner interest. Also on April 21, 2004, the operating partnership issued $2.1 million of general partner units to the general partner. The general partner units were issued as consideration for the general partner’s net contribution of its membership interests in Blue Rhino LLC to the operating partnership to maintain its 1.0101% general partner interest. See Note L — Transactions with related parties – for additional discussion of the involvement of related parties in these transactions.

        In connection with the Blue Rhino contribution, we assumed Blue Rhino’s outstanding bank credit facility balance of $43.7 million, which we immediately repaid with borrowings from our bank credit facility.

December 2003 common unit offering

        On December 1, 2003, we issued in a public offering, 2.0 million common units at a price of $24.75 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $47.2 million for the issuance of these common units. We used the net proceeds, together with contributions made by the general partner to maintain its effective 2% general partner interest in us, to reduce borrowings outstanding under the bank credit facility of the operating partnership by $38.3 million and to repay debt incurred to fund prior acquisitions of $8.5 million. The remaining proceeds were used for general partnership purposes of Ferrellgas Partners. See Note J – Partners’ capital – to our consolidated financial statements for further discussion of this common unit issuance.

Common unit equity issuance and senior unit redemption in fiscal year 2003

        During the fourth quarter of fiscal year 2003, we received $26.0 million, after underwriting discounts, commission and expenses, from the issuance of 1.2 million common units in a public offering. We used these net proceeds to redeem 0.8 million senior units and to pay the related accrued senior unit distribution.

        During fiscal years 2004, 2003 and 2002 we received $4.2 million, $6.7 million and $0.9 million in connection with the issuance of 0.2 million, 0.4 million and 55 thousand common units pursuant to the Ferrellgas unit option plan. See Note O – Unit options of Ferrellgas Partners and stock options of Ferrell Companies – to our consolidated financial statements, for additional disclosure about the Ferrellgas unit option plan.

Various equity transactions and equity structure modifications in fiscal year 2001

        Our senior units are owned by an entity beneficially owned by our general partner’s Chairman, Chief Executive Officer and President, Mr. Ferrell. We pay the senior units a quarterly cash distribution equivalent to 10 percent per annum of the liquidating value, currently $1 per quarter. We can redeem the senior units at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to various events and conditions, to convert any outstanding senior units into common units beginning on the earlier of December 31, 2005 or upon the occurrence of a material event as defined by our partnership agreement. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation value, divided by the then current market price of a common unit. Generally, a material event includes (1) a change of control; (2) the treatment of Ferrellgas Partners as an association taxable as a corporation for federal income tax purposes; (3) subject to the immediately following paragraph, Ferrellgas Partners’ failure to use the aggregate cash proceeds from equity issuances, other than issuances of equity pursuant to an exercise of any common unit options, to redeem a portion of its senior units other than up to $20 million of cash proceeds from equity issuances used to reduce Ferrellgas Partners’ indebtedness; or (4) Ferrellgas Partners’ failure to pay the senior unit distribution in full for any fiscal quarter. Such conversion rights are contingent upon us not previously redeeming such securities.

        By letter agreement dated November 20, 2003, JEF Capital agreed to waive the occurrence of a “Material Event” if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. On February 25, 2004, JEF Capital and Ferrellgas Partners extended the letter agreement through December 31, 2004.

        In addition, Ferrell Companies granted us the option, until December 31, 2005, to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36.0 million. As of July 31, 2004, we have not elected to defer any common unit distributions due Ferrell Companies.

        By letter agreement dated November 20, 2003, JEF Capital agreed to waive the occurrence of a “Material Event” if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. On February 25, 2004, JEF Capital and Ferrellgas Partners extended the letter agreement through December 31, 2004.

Distributions

        We paid the required quarterly distributions on the senior units and the minimum quarterly distribution on all common units, as well as general partner interests, totaling $91.9 million during fiscal year 2004. The required quarterly distribution on the senior units, the minimum quarterly distribution on all common units and related general partner distributions for the three months ended July 31, 2004 of $28.1 million was paid on September 14, 2004 to holders of record on September 2, 2004. See related disclosure about the distributions to the owner of the senior units in “-Disclosures about Effects of Transactions with Related Parties.”

Contributions received by the operating partnership

        In August 2004, the operating partnership received cash contributions of $55.3 million and $0.5 million from its limited partner, Ferrellgas Partners and its general partner, respectively. The operating partnership then used these net proceeds to reduce the borrowings outstanding under its $307.5 million bank credit facility.

        During June 2004, the operating partnership received cash contributions of $51.0 million and $0.5 million from its limited partner, Ferrellgas Partners and its general partner, respectively. The operating partnership then used these net proceeds to reduce the borrowings outstanding under its $307.5 million bank credit facility.

        During April 2004, in connection with the Blue Rhino contribution and related transactions, Ferrellgas Partners made a cash contribution of $192.5 million and a non-cash contribution of $9.8 million. See additional discussion about the Blue Rhino contribution in Note C — Business combinations– to the operating partnership’s consolidated financial statements.

        In December 2003, the operating partnership received cash contributions of $37.9 million and $0.4 million from its limited partner, Ferrellgas Partners and its general partner, respectively. The operating partnership then used these net proceeds to reduce the borrowings outstanding under its $307.5 million bank credit facility.

Distributions paid by the operating partnership

        The operating partnership paid quarterly distributions totaling $112.1 million during fiscal year 2004 to Ferrellgas Partners, L.P. and the general partner. On September 14, 2004, the operating partnership paid a cash distribution to Ferrellgas Partners and the general partner totaling $28.4 million.

Bank credit facility

        At July 31, 2004, $92.9 million of borrowings and $55.3 million of letters of credit were outstanding under the unsecured $307.5 million bank credit facility of the operating partnership, which will terminate on April 28, 2006. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities. At July 31, 2004, we had $159.3 million available for working capital, acquisition, capital expenditure and general partnership purposes under the $307.5 million bank credit facility.

        All borrowings under the operating partnership’s $307.5 million bank credit facility bear interest, at our option, at a rate equal to either:

o	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2004, the federal funds rate and Bank of America’s prime rate were 1.29% and 4.25%, respectively); or

o	the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2004, the one-month Eurodollar Rate was 1.44%).

In addition, an annual commitment fee is payable on the daily unused portion of our $307.5 million bank credit facility at a per annum rate varying from 0.375% to 0.625% (as of July 31, 2004, the commitment fee per annum rate was 0.50%).

        We believe that the liquidity available from our $307.5 million bank credit facility and our accounts receivable securitization facility will be sufficient to meet our future working capital needs in the future, specifically for fiscal years 2005 and 2006. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

o	a significant increase in the wholesale cost of propane;

o	a significant delay in the collections of accounts receivable;

o	increased volatility in energy commodity prices related to risk management activities;

o	increased liquidity requirements imposed by insurance providers;

o	a significant downgrade in our credit rating;

o	decreased trade credit; or

o	a significant acquisition.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented.

Long-term debt

        On June 10, 2004, we issued in a public offering $50.0 million in principal amount of fixed rate 8.75% senior notes due 2012 at a price of 103.25% per note and with the same terms as the $170.0 million in principal amount of 8.75% senior notes described below. We used the proceeds from the $50.0 million senior note issuance to make a capital contribution to the operating partnership to reduce indebtedness under its bank credit facility.

        On April 20, 2004, subsidiaries of the operating partnership completed a private placement of $250.0 million in principal amount of 6.75% senior notes due 2014 at a price to the noteholders of 99.637% per note. In the offering, the subsidiaries of the operating partnership received proceeds, net of underwriting discounts and commissions, of $243.5 million. The subsidiaries then merged into the operating partnership and Ferrellgas Finance Corp., a subsidiary of the operating partnership, on April 20, 2004 with the operating partnership and Ferrellgas Finance Corp. assuming the payment obligation of the notes. The proceeds of the notes were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation and to reduce borrowings under the bank credit facility of the operating partnership. Interest on the 6.75% senior notes due 2014 is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2004. These notes are unsecured and are not redeemable before May 1, 2009, except in specific circumstances. In August 2004, the $250.0 million notes were exchanged for a like amount of senior notes which have been registered under the Securities Act of 1933.

        On December 18, 2002, we issued, in a public offering, an additional $48.0 million of 8.75% senior notes with the same terms as the $170.0 million 8.75% senior notes described below. We used the proceeds from the $48.0 million senior note issuance to reduce borrowings outstanding under the bank credit facility of the operating partnership and to provide increased availability of funds for working capital, acquisition, capital expenditure and general partnership purposes.

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

Disclosures about Effects of Transactions with Related Parties

        We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $211.5 million for fiscal year 2004, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

        Ferrell Companies is the sole shareholder of our general partner and owns 17.8 million of our common units. FCI Trading is wholly-owned by Ferrell Companies and owns 0.2 million of our common units. FCI Trading was formed during fiscal year 2004. Ferrell Propane, Inc. is wholly-owned by our general partner and owns 51 thousand of our common units. JEF Capital is beneficially owned by Mr. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, and thus is an affiliate. JEF Capital is the holder of all of Ferrellgas Partners’ issued and outstanding senior units.

        During fiscal year 2004, Ferrellgas Partners paid common unit distributions of $35.6 million, $0.1 million and $0.1 million to Ferrell Companies, FCI Trading and Ferrell Propane, respectively. Also during fiscal year 2004, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.1 million. We paid JEF Capital $8.0 million in senior unit distributions during fiscal year 2004. On July 31, 2004, we accrued a senior unit distribution of $2.0 million that was paid to JEF Capital on September 14, 2004.

        Ferrellgas Partners’ partnership agreement generally provides that it use the cash proceeds of any offering of common units to redeem a portion of the outstanding senior units, otherwise a “Material Event” would be deemed to have occurred and JEF Capital, as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. By letter agreement dated November 20, 2003, JEF Capital agreed to waive the occurrence of a “Material Event” if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. In consideration of the granting of the waiver, Ferrellgas Partners agreed not to redeem any outstanding senior units prior to March 31, 2004, and to reimburse JEF Capital for its reasonable legal fees not to exceed $70 thousand incurred in connection with the execution of the waiver. On February 25, 2004, JEF Capital and Ferrellgas Partners extended the letter agreement through December 31, 2004.

        Ferrell International Limited is beneficially owned by Mr. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During fiscal year 2004, we recognized net sales from purchases, sales and commodity derivative transaction of $0.3 million. These net purchases, sales and commodity derivatives transactions with Ferrell International are classified as cost of product sold on our consolidated statements of earnings. We provide limited accounting services to Ferrell International. During fiscal year 2004, we recognized net receipts from providing limited accounting services of $40 thousand. There were no amounts due from or due to Ferrell International at July 31, 2004, except for 75 thousand barrels of propane to be delivered from Ferrell International to the operating partnership valued at $2.1 million.

        We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

        See both “Certain Relationships and Related Transactions” and Note L — Transactions with related parties — to our consolidated financial statements for additional discussion regarding the effects of transactions with related parties.

Contractual Obligations

        In the performance of our operations, we are bound by certain contractual obligations.

        The following table summarizes our contractual obligations at July 31, 2004:

(in thousands)	Payment or Settlement due by fiscal year
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt,
including
current portion (1)	$2,591	$111,612	$59,751	$91,301	$52,763	$837,200	$1,155,218
Capital lease
obligations (2)	$248	$138	$25	$29	$29	--	$469
Fixed rate interest
obligations (3)	$81,597	$77,787	$71,757	$65,584	$59,782	$179,110	$535,617
Operating lease
obligations (2)	$23,236	$18,471	$13,994	$10,263	$7,451	$7,803	$81,218
Operating lease
buyouts (4)	$6,269	$2,247	$7,535	$1,728	$3,204	$5,227	$26,210
Purchase
obligations: (5)
Product purchase
commitments: (6)
Estimated
payment
obligations	$616,645	$214	$--	$--	$--	$--	$616,859
Underlying
major
volume
commitments (in
gallons)	777,789	292	--	--	--	--	778,081
Capital expenditure
commitments (7)	$6,595	--	--	--	--	--	$6,595

Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance that we will be successful in the future.

(1)

We have long and short-term payment obligations under agreements such as our senior notes and credit facilities. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

(2)

We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases with terms in excess of one year for the periods indicated.

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

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $14.0 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

(3)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our bank credit facility, a variable rate debt obligation. As of July 31, 2004, variable rate interest on our outstanding balance of variable rate debt of $92.9 million would be $3.4 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our bank credit facility.

(4)

Operating lease buyouts represent the maximum amount we would pay if we were to exercise our right to buyout the assets at the end of their lease term. Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance we will be successful in the future.

(5)

We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(6)

We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2004 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)

We have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations that we have agreed to pay vendors for services rendered or products purchased.

The operating partnership

        The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion. The long-term debt for the operating partnership is summarized in the table below:

(in thousands)	Payment or Settlement due by fiscal year
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt,
including
current portion (1)	$2,591	$111,612	$59,751	$91,301	$52,763	$569,200	$795,917
Fixed rate interest
obligations (2)	$58,147	$54,337	$48,307	$42,134	$36,332	$108,760	$348,017

(1)

The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s credit facilities. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our bank credit facility, a variable rate debt obligation. As of July 31, 2004, variable rate interest on our outstanding balance of variable rate debt of $92.9 million would be $3.4 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our bank credit facility.

Off-balance sheet financing arrangements

        In this section we discuss our off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) an obligation under derivative instruments classified as equity or (d) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

        In September 2000, we formed a qualified special purpose entity as a bankruptcy remote subsidiary and entered into a receivables facility arrangement, which we have most recently amended in September 2004. This arrangement with a financial institution allows us to sell between $60.0 million and $160.0 million of accounts receivable, depending upon the timing of the year and available undivided interests in our accounts receivable from certain customers. We believe this facility improves cash flows while serving as a source of liquidity for our operations. See Note B(6) – Summary of significant accounting policies – and Note F – Accounts receivable securitization in our consolidated financial statements for additional discussion about this arrangement.

Adoption of New Accounting Standards

        The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” FASB Financial Interpretation No. 46 “Consolidation of Variable Interest Entities,” Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

        SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal year 2004. SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations and cash flows.

        FASB Financial Interpretation No. 46 (“FIN 46”) clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, which addresses new effective dates and certain implementation issues. The interpretation is generally effective for the periods ending after December 15, 2003. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business, provided certain criteria are met. We do not have any variable interest entities that would be subject to this revised interpretation.

        EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities, such as the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance is applicable to agreements entered into in quarters beginning after June 15, 2003. We adopted this new accounting pronouncement beginning August 1, 2003. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations and cash flows, because we do not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

        SFAS No. 132R revises and improves employers’ financial statement disclosures about defined benefit pension plans and other postretirement benefit plans. This revised statement does not change the measurement or recognition of those plans and retains the disclosures required by the original SFAS No. 132. This revised statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This revised statement is effective for fiscal year 2004. SFAS No. 132R did not have a material effect on our consolidated financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

        We discuss our significant accounting policies in Note B – Summary of significant accounting policies — to our consolidated financial statements. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Depreciation of property, plant and equipment

        We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the assets are revised and the impact on depreciation is treated on a prospective basis.

Residual value of customer and storage tanks

        We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis.

Valuation methods, amortization methods and estimated useful lives of intangible assets

                The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal year 2004 we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

                Our recorded intangible assets primarily include the estimated value assigned to certain customer-related and contract-based assets representing the rights we own arising from the acquisition of propane distribution companies and related contractual agreements. A customer-related or contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. We believe that trademarks and tradenames have an indefinite useful life due to our intention to utilize all acquired trademarks and tradenames. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the entity, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (5) the effects of obsolescence, demand, competition, and other economic factors and (6) the level of maintenance required to obtain the expected future cash flows.

                If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal year 2004, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

                Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

                At July 31, 2004 and 2003, the carrying value of our intangible asset portfolio was $265.1 million and $98.2 million, respectively. We did not recognize any impairment losses related to our intangible assets during fiscal years 2004 or 2003. For additional information regarding our intangible assets, see Notes B — Summary of significant accounting policies and G – Intangible assets, net to our consolidated financial statements.

Fair value of derivative commodity contracts

        We enter into commodity forward, futures, swaps and options contracts involving propane and related products, which, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” are not accounting hedges, but are used for risk management trading purposes. To the extent such contracts are entered into at fixed prices and thereby subject us to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried in the consolidated balance sheets at fair value with changes in value recognized in earnings. We classify all gains and losses from these derivative contracts entered into for risk management trading purposes as cost of product sold in the consolidated statements of earnings. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. For further discussion of derivative commodity contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”, “Liquidity and Capital Resources – Disclosures about Risk Management Activities Accounted for at Fair Value” and “Quantitative and Qualitative Disclosures about Market Risk” and Note K – Derivatives — to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Disclosures about Risk Management Activities Accounted for at Fair Value

        The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for fiscal year 2004.

(in thousands)	2004
Unrealized losses in fair value of contracts
outstanding at beginning of period	$(1,718)
Other unrealized gains recognized	458
Less: realized losses recognized	(1,684)

Unrealized gains in fair value of contracts
outstanding at July 31	$424

        The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of July 31, 2004.

(in thousands)	Fair value of contracts at period-end
Source of fair value	Maturity less than 1 year	Maturity greater than 1 year and less than 18 months
Prices actively quoted	$151	$--
Prices provided by other external sources	273	--
Prices based on models and other
valuation methods	--	--

Unrealized gains in fair value of contracts
outstanding at July 31, 2004	$424	$--

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in “Quantitative and Qualitative Disclosures about Market Risk” and Note K — Derivatives — to our consolidated financial statements.

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

        Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of gross profit found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” as risk management trading activities and are accounted for at fair value.

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

        Sensitivity Analysis. We prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2004 and 2003, that were used in our risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.6 million and $1.4 million for risk management trading activities and other risk management activities, respectively, as of July 31, 2004. As of July 31, 2003, the potential loss in future earnings regarding these positions from a 10% adverse movement was estimated at $0.9 million and $0 for risk management trading activities and other risk management activities, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

        At July 31, 2004 and 2003, we had $92.9 million and $126.7 million, respectively, in variable rate amended bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate amended bank credit facility would result in a loss in future earnings of $0.9 million for fiscal year 2005. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note R – Quarterly data (unaudited) — to our consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        An evaluation was performed by our management, with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the principal executive officer and principal financial officer of our general partner, concluded that our disclosure controls and procedures were designed to be and were adequate and effective as of the end of fiscal year 2004 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

        It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote, and furthermore, because of potential changes in future conditions, the effectiveness of our disclosure controls and procedures may vary over time.

        Due to the deployment of our new technology initiative during fiscal year 2004, we modified our internal controls over financial reporting during the quarter ended July 31, 2004. This modification of internal controls over financial reporting was made to align our internal controls with the implementation of our new technology initiative. See “Item 1 – Business – Business Strategy” for additional discussion about the development of this technology initiative that we began in fiscal year 2001. This implementation is being conducted in phases by geographical areas and is scheduled to be completed in the first quarter of fiscal 2006. This new technology initiative has been designed to improve various aspects of our operations including routing and scheduling of customer deliveries, customer administration and operational workflow related to our retail sale and delivery of bulk propane.

ITEM 9B. OTHER INFORMATION.

        On October 11, 2004, we amended and restated the Ferrell Companies, Inc. 1998 Incentive Compensation Plan to allow options to be granted with varying vesting periods and exercise periods on any prospective option grants.

        On October 11, 2004, Mr. Prim and our general partner amended and restated his employment agreement to allow for Mr. Prim’s total compensation to be determined based on hours worked which is anticipated to be less than full-time due to the elimination of administrative responsibilities associated with managing the former Blue Rhino Corporation as a publicly-traded company prior to April 2004. The amendment also allows for the reduction by 50% of the potential payment to be made to him in April 2007 and to vest him in that reduced amount.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Directors and Executive Officers of our General Partner

        The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 15, 2004. Each of the persons named below is appointed or elected to their respective office or offices annually.

Name	Age	Director Since	Executive Officer since	Position
James E. Ferrell	64	1984	2000	Chairman, Chief Executive Officer and President
Billy D. Prim	48	2004	2004	Director, Executive Vice President and Chief Executive Officer, Blue Rhino
Patrick J. Chesterman	54	N/a	1997	Executive Vice President and Chief Operating Officer
Kenneth A. Heinz	40	N/a	2001	Senior Vice President, Corporate Development
Kevin T. Kelly	39	N/a	1998	Senior Vice President and Chief Financial Officer
Ron M. Logan, Jr	43	N/a	2003	Senior Vice President, Ferrell North America
Timothy E. Scronce	39	N/a	2004	Senior Vice President; President and Chief Operating Officer, Blue Rhino
Patrick J. Walsh	51	N/a	2003	Vice President and Chief Transformation Officer
William K. Hoskins	69	2003	N/a	Director
A. Andrew Levison	48	1994	N/a	Director
John R. Lowden	47	2003	N/a	Director
Michael F. Morrissey	62	1999	N/a	Director
Elizabeth T. Solberg	65	1998	N/a	Director

        James E. Ferrell—Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of our general partner. He was named Chief Executive Officer and President of our general partner on October 5, 2000. He previously served as our general partner’s Chief Executive Officer until August 1998 and as President until October 1996.

        Billy D. Prim – Mr. Prim was named Executive Vice President and Chief Executive Officer of Blue Rhino on April 21, 2004. Mr. Prim was elected a Director of our general partner in April 2004. Prior to joining the general partner, he served as Chief Executive Officer and Chairman of Blue Rhino Corporation since its inception in 1994.

        Patrick J. Chesterman—Mr. Chesterman was named Executive Vice President and Chief Operating Officer of our general partner in June 2000. He had been Executive Vice President and Chief Operating Officer, Ferrell North America since April 1998 after having served as Senior Vice President, Supply since September 1997. After joining our general partner in June 1994, he had one-year assignments as Vice President — Retail Operations, Director of Field Support and Director of Human Resources.

        Kenneth A. Heinz—Mr. Heinz was named Senior Vice President of Corporate Development in June 2003and had previously served as Vice President of Corporate Development since November 2001. After joining our general partner in November, 1996, he served as Manager of Taxation, Director of Finance and Taxation, and Vice President of Finance and Corporate Development.

        Kevin T. Kelly—Mr. Kelly was named Senior Vice President in October 2000 and Chief Financial Officer in May 1998. After joining our general partner in June 1996, he served as Director of Finance and Corporate Controller until May 1998.

        Ron M. Logan, Jr.—Mr. Logan joined Ferrellgas as Senior Vice President of Ferrell North America in June 2003 and was named as an executive officer by the general partner’s Board of Directors in October 2003. Prior to joining the general partner, he served as Vice President of Dynegy Midstream Services in Houston, Texas.

        Timothy E. Scronce – Mr. Scronce was named Senior Vice President and President and Chief Operating Officer of Blue Rhino in September 2004. Prior to joining the general partner, he served as President and Chief Operating Officer of Blue Rhino Corporation since October 2002. From February 2002 until October 2002, he served as the Executive Vice President and Chief Operating Officer of Blue Rhino Corporation. From August 2001 until February 2002, he served as Vice President of Blue Rhino Corporation. Mr. Sconce was employed by Diageo/GuinnessUDV, a manufacturer and distributor of beer, wine and spirits, as Vice President from April 1996 until August 2001.

        Patrick J. Walsh – Mr. Walsh was named Vice President and Chief Transformation Officer in December 2003. He had been Vice President, Information Technology and Chief Information Officer since February 2001 after having served as Vice President, Information Technology since August 2000. Mr. Walsh was named Vice President, Administration in August 1998. Prior to that he was Director, Field Services and Director, Marketing and Communications. He joined Ferrellgas, Inc. in 1986 when it bought Buckeye Gas Products Company.

        William K. Hoskins—Mr. Hoskins was elected a Director of our general partner in January 2003. He is also Chairman of the Corporate Governance and Nominating Committee and a member of the Audit Committee of our Board of Directors. Mr. Hoskins is the Managing Partner of Resolution Counsel, LLP, President of Hoskins & Associates, as well as the Managing Partner of Hoskins Group, LP. He also serves on the Board of Directors of Isotechnika, Inc.

        A. Andrew Levison—Mr. Levison was elected a Director of our general partner in September 1994. He is also a member of the Audit Committee and the Compensation Committee of our Board of Directors. Mr. Levison is the Chairman of Levison & Co., LLC, a Greenwich, Connecticut-based, private merchant banking firm and is the former head of Leveraged Finance at Donaldson, Lufkin & Jenrette in New York City.

        John R. Lowden—Mr. Lowden was elected a Director of our general partner in January 2003. He is also a member of the Compensation Committee and the Corporate Governance and Nominating Committee of our Board of Directors. Mr. Lowden is the President of NewCastle Partners, LLC.

        Michael F. Morrissey—Mr. Morrissey was elected a Director of our general partner in November 1999. He is also Chairman of the Audit Committee of our Board of Directors. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City office in the fall of 1999. He had been with that firm, or its predecessor, since 1975. Mr. Morrissey also serves on the Board of Directors of Westar Energy, Inc.

        Elizabeth T. Solberg—Ms. Solberg was elected a Director of our general partner in July 1998. She is also Chair of the Compensation Committee and is a member of the Corporate Governance and Nominating Committee of our Board of Directors. Ms. Solberg is Regional President and Senior Partner of Fleishman-Hillard, Inc. and has been with the firm since 1976. She has been a member of the Board of Directors of Midwest Air Group, Inc. since 2001.

Corporate Governance

        The limited partnership agreements of Ferrellgas Partners and the operating partnership provide for each partnership to be governed by a general partner rather than a board of directors. Through these partnership agreements, Ferrellgas, Inc. acts as the general partner of both Ferrellgas Partners and the operating partnership and thereby manages and operates the activities of Ferrellgas Partners and the operating partnership. Ferrellgas, Inc. anticipates that its activities will be limited to the management and operation of the partnerships. Neither Ferrellgas Partners nor the operating partnership directly employs any of the persons responsible for the management or operations of the partnerships, rather, these individuals are employed by the general partner.

        The Board of Directors of our general partner has adopted a set of Corporate Governance Guidelines for the Board and charters for its Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. A current copy of these Corporate Governance Guidelines and charters, each of which were adopted and approved by the entire Board, are available to our security holders on our website at www.ferrellgas.com.

        Additionally, the Board has affirmatively determined that Messrs. Hoskins, Levison, Lowden, Morrissey and Ms. Solberg, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s corporate governance rules. In conjunction with regular Board meetings, these five non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consolation with the presiding director and the Chairman of the Board.

Audit Committee

        The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Hoskins and Levison. Mr. Morrissey is the chairman of the Audit Committee and has been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the New York Stock Exchange and the SEC, require that members of the Audit Committee satisfy “independence” requirements as set out by the New York Stock Exchange. The Board has determined that all of the members of the Audit Committee are independent as described under the relevant standards. The Audit Committee charter, which was adopted and approved by the entire Board, is available to our security holders on our website at www.ferrellgas.com.

Limitation on Directors participating on audit committees

        The Board has adopted a policy limiting the number of public-company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public-company audit committees, he or she must first obtain the written permission of the Board.

Corporate Governance and Nominating Committee

        The Board has a designated Corporate Governance and Nominating Committee, comprised of Messrs. Hoskins, Lowden and Ms. Solberg. Mr. Hoskins is the chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter, which was adopted and approved by the entire Board, is available to our security holders on our website at www.ferrellgas.com.

Compensation Committee

        The Board has a designated Compensation Committee, comprised of Ms. Solberg, Messrs. Levison and Lowden. Ms. Solberg is chair of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee charter, which was adopted and approved by the entire board, is available to our security holders on our website at www.ferrellgas.com.

Disclosure about our security holders’ ability to communicate with the Board of Directors of our general partner

        The Board of Directors of our general partner has a process by which security holders can communicate with it. Security holders can send communications to the Board by contacting our Investor Relations department by mail, telephone or e-mail at:

Ferrellgas, Inc.
Attention: Investor Relations
7500 College Boulevard
Suite 1000
Overland Park, KS 66210
913-661-1533
investors@ferrellgas.com

Code of ethics for principal executive and financial officers and Code of business conduct and ethics

        The Board has adopted a Code of Ethics for our general partner’s principal executive officer, principal financial officer, principal accounting officer or those persons performing similar functions. Additionally, the Board has adopted a general Code of business conduct and ethics for all of our general partner’s directors, officers and employees. These codes, which were adopted and approved by the entire Board, are available to our security holders on our website at www.ferrellgas.com.

        We intend to disclose any amendment to the Code of Ethics on our website, unless such amendment is deemed to be technical, administrative, or otherwise non-substantive. Any waivers from the Code of Ethics will also be disclosed on our website.

Compensation of our general partner

        Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:

o	distributions on its combined 2% general partner interest in Ferrellgas Partners and the operating partnership; and

o	reimbursement for:

o	all direct and indirect costs and expenses incurred on our behalf;

o	all selling, general and administrative expenses incurred by our general partner on our behalf; and

o	all other expenses necessary or appropriate to the conduct of our business and allocable to us.

        The selling, general and administrative expenses reimbursed include specific employee benefits and incentive plans for the benefit of the executive officers and employees of our general partner.

Compliance with Section 16(a) of the Securities and Exchange Act

        Section 16(a) of the Exchange Act requires our general partner’s officers and directors, and persons who beneficially own more than 10% of our common units, to file reports of beneficial ownership and changes in beneficial ownership of our common units with the SEC. These persons are also required by the rules and regulations promulgated by the SEC to furnish our general partner with copies of all Section 16(a) forms filed by them. These forms include Forms 3, 4 and 5 and any amendments thereto.

        Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal year 2004 all Section 16(a) filing requirements applicable to the officers, and directors of our general partner and, beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

      Summary Compensation Table

        The following table sets forth the compensation for the past three fiscal years of our general partner’s Chief Executive Officer and the four other most highly compensated executive officers other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal year 2004.

					Long-Term Compensation
	Annual Compensation				Awards	Pay-outs
Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Other Annual Compen- sation $(2)	Securities Underlying Options (#) (3)	Long-Term Incentive Payouts ($)	All Other Compen- sation ($)
James E. Ferrell	2004	635,000	110,000	--	--	--	8,329	(5)
Chairman, Chief Executive	2003	624,000	500,000	--	--	--	6,597
Officer and President	2002	500,000	500,000	--	--	--	14,674
Patrick J. Chesterman	2004	350,000	210,000	6,405	--	--	13,648	(5)
Executive Vice President,	2003	348,000	141,750	4,530	--	--	12,934
and Chief Operating Officer	2002	322,000	300,000	3,403	--	--	17,227
Kevin T. Kelly	2004	298,000	110,000	6,405	--	--	12,696	(5)
Senior Vice President and	2003	271,000	200,000	4,530	--	--	14,481
Chief Financial Officer	2002	221,000	200,000	3,403	--	--	9,231
Kenneth A. Heinz	2004	225,000	110,000	6,375	--	--	13,831	(5)
Senior Vice President,	2003	219,000	130,000	4,530	--	--	14,694
Corporate Development	2002	171,800	125,000	3,403	--	--	6,936
Ron M. Logan, Jr. (4)	2004	215,000	110,000	--	--	--	274	(5)
Senior Vice President,	2003	22,000	50,000	--	200,000	--	--
Ferrell North America
(1)	Awards under bonus plans are for the year reported, regardless of the year paid.

(2)	All amounts represent the value of shares contributed to each individual’s Employee Stock Ownership Plan account.

(3)

The awards are grants of unit options from the Ferrellgas, Inc. Unit Option Plan and stock options from the Incentive Compensation Plan, a stock option plan of Ferrell Companies (see below for unit option and stock option grant tables).

(4)	Ron M. Logan, Jr. was named Senior Vice President, Ferrell North America in 2003.

(5)

Includes for Mr. Ferrell contributions of $8,329 to the employee’s 401(k) and profit sharing plans. Includes for Mr. Chesterman contributions of $12,400 to the profit sharing plans and compensation of $1,248 resulting from the payment of life insurance premiums. Includes for Mr. Kelly contributions of $12,696 to the employee’s 401(k) and profit sharing plans. Includes for Mr. Heinz contributions of $13,372 to the employee’s 401(k) and profit sharing plans and compensation of $459 resulting from the payment of life insurance premiums. Includes for Mr. Logan compensation of $274 resulting from the payment of life insurance premiums.

Unit Options

        The Second Amended and Restated Ferrellgas Unit Option Plan grants employees of our general partner unit options to purchase our common units. The purpose of the Unit Option Plan is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance, to generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our unitholders, and to enhance the ability of our general partner to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals an opportunity to acquire our common units.

        As of July 31, 2004 we had outstanding 470,176 unit options, with a weighted average exercise price of $18.26 per option. The unit options generally vest over a five-year period, and expire on the tenth anniversary of the date of the grant. As of July 31, 2004, 245,776 of the unit options outstanding were exercisable.

        There were no grants of unit options during fiscal year 2004.

        The following table lists information on our general partner’s Chief Executive Officer and other named executive officers’ exercisable/unexercisable unit options as of July 31, 2004.

AGGREGATED FERRELLGAS UNIT OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)	Value of Unexercised In-The-Money Options at Fiscal Year End ($)
Name	Units Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
James E. Ferrell	180,000	801,000	-/120,000	-/300,000
Patrick J. Chesterman	--	--	18,000/36,000	27,000/108,000
Kevin T. Kelly	--	--	19,000/38,000	28,500/114,000
Kenneth A. Heinz	--	--	15,200/30,400	22,800/ 91,200
Ron M. Logan, Jr	--	--	--	--

Employee Stock Ownership Plan

        On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the Employee Stock Ownership Plan is to provide employees of our general partner an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the Employee Stock Ownership Plan, which allows a portion of the shares of Ferrell Companies owned by the Employee Stock Ownership Plan to be allocated to employees’ accounts over time.

Incentive Compensation Plan

        Also on July 17, 1998, the Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this Incentive Compensation Plan, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies. Neither Ferrellgas Partners nor the operating partnership makes a financial contribution, directly or indirectly, to the Incentive Compensation Plan. There were no grants of Incentive Compensation Plan options to named executive officers during fiscal year 2004. See “Item 9B. Other Information” for information about an amendment to this plan.

        The Ferrell Companies stock options vest ratably in 5% and 10% increments over 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies debt, but in no event later than 20 years from the date of issuance.

        The following table lists information on our general partner’s Chief Executive Officer and other named executive officers’ exercisable/unexercisable stock options as of July 31, 2004.

AGGREGATED FERRELL COMPANIES STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options At Fiscal Year End (#)	Value of Unexercised In-The-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
James E. Ferrell	-	-	- /750,000	- /5,625,000
Patrick J. Chesterman	-	-	- /250,000	- /1,919,000
Kevin T. Kelly	-	-	- /250,000	- /1,907,400
Kenneth A. Heinz	-	-	- /220,000	- /1,658,075
Ron M. Logan, Jr	-	-	- /200,000	- / 536,000

      Profit Sharing Plan

        The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both profit sharing and matching contributions. All full-time employees of Ferrell Companies or any of its direct or indirect wholly-owned subsidiaries with at least one year of service are eligible to participate in the profit sharing plan. With the establishment of the Employee Stock Ownership Plan in July 1998, we suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The plan also has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the plan. The plan also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the Employee Stock Ownership Plan.

      Supplemental Savings Plan

        The Ferrell Companies, Inc. Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that would have been provided to members of the select group of employees under the terms of the 401(k) feature of the profit sharing plan based on such members’ deferral elections thereunder, but which could not be provided under the 401(k) feature of the profit sharing plan due to the application of certain IRS rules and regulations.

      Employment Agreements

        In April 2001, the independent members of the Board of Directors of our general partner modified the amount of compensation paid to Mr. Ferrell as Chairman, Chief Executive Officer and President of our general partner pursuant to Mr. Ferrell’s existing employment agreement dated July 17, 1998. Effective September 1, 2002, Mr. Ferrell’s annual salary was increased to $635,000. Mr. Ferrell is also entitled to:

o	an annual bonus, the amount to be determined at the sole discretion of the independent members of the Board of Directors of our general partner; and

o	an incentive bonus equal to 0.005 of the increase in the equity value of Ferrell Companies from July 31, 1998 to and including the date of the most recent appraisal of Ferrell Companies at the date the bonus is payable.

The incentive bonus is payable on the later of the termination of Mr. Ferrell’s employment agreement or the date that the subordinated loan from Mr. Ferrell to Ferrell Companies is repaid. The value of this bonus at July 31, 2004 was $0.9 million.

        In addition to the compensation described above, Mr. Ferrell participates in our various employee benefit plans, with the exception of the Employee Stock Ownership Plan.

        Pursuant to the terms of Mr. Ferrell’s employment agreement, in the event of a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to a cash termination benefit equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years.

        Mr. Ferrell’s agreement also contains a non-compete provision for the period of time, following his termination of employment, equal to the greater of five years or the time in which certain outstanding debt of Ferrell Companies is paid in full. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to ours.

        Effective April 20, 2004, Billy D. Prim entered into a three-year employment agreement with our general partner. The employment agreement provides that Mr. Prim will receive an annual salary of $600,000 to be reviewed annually, which amount may be increased at the discretion of the Board of Directors of our general partner. In addition, Mr. Prim is entitled to a bonus based on Blue Rhino’s cash flow performance as determined by the Board and a bonus to be determined at the discretion of the Chief Executive Officer of our general partner. Upon the effectiveness of the employment agreement, Mr. Prim was paid $2.5 million as a one-time payment.

        In the event of a termination without cause of Mr. Prim’s employment or his resignation for good reason, Mr. Prim is entitled to a cash amount equal to his then current base salary, payable over one year. If Mr. Prim remains an employee of our general partner through April 20, 2007, Mr. Prim will be paid approximately $1.9 million.

        Mr. Prim’s employment agreement also contains non-compete provisions for a period of three years following his termination or resignation of employment. The non-compete provisions provide that he shall not directly or indirectly own, manage, control or engage in any business with any person or entity whose business is substantially similar to ours.

        On October 11, 2004, Mr. Prim and our general partner amended and restated his employment agreement to allow for Mr. Prim’s total compensation to be determined based on hours worked which is anticipated to be less than full-time due to the elimination of administrative responsibilities associated with managing the former Blue Rhino Corporation as a publicly-traded company prior to April 2004. The amendment also allows for the reduction by 50% of the potential payment to be made to him in April 2007 and to vest him in that reduced amount.

        During the fourth quarter of fiscal year 2003 and as part of an offer of employment to Mr. Logan, our general partner agreed that in the event of termination of Mr. Logan’s employment, Mr. Logan’s employee benefit coverage will continue for six months along with severance pay equal to the greater of (i) six months base salary, or (ii) the severance package otherwise available through then current established policies.

        During the third quarter of fiscal year 2004 and as part of an offer of employment to Mr. Scronce, our general partner agreed that in the event of the occurrence of any of the following: termination of Mr. Scronce’s employment without cause; his continued employment for three years from April 21, 2004; or a change in control of Ferrellgas Partners, Mr. Scronce will receive $829,000 and the then current value of 25,000 Ferrellgas Partners units.

Compensation of Directors

        Our general partner does not pay any additional remuneration to its employees for serving as directors. Directors who are not employees of our general partner receive an annual retainer of $36,000 to $46,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

        The following table sets forth certain information as of August 31, 2004, regarding the beneficial ownership of our common units by:

o	persons that own more than 5% of our common units;

o	are directors and named executive officers of our general partner; and

o	all directors and executive officers of our general partner as a group.

Other than those person listed below, our general partner knows of no other person beneficially owning more than 5% of our common units. The senior units currently are not voting securities of Ferrellgas Partners and therefore are not presented in the table below.

Ferrellgas Partners, L.P.

Title of Class	Name and Address of Beneficial Owner	Units Beneficially Owned	Percentage of Class
Common Units	Employee Stock Ownership Trust	18,050,773	34.9
	James E. Ferrell	279,176	*
	Patrick J. Chesterman	18,200	*
	Kenneth A. Heinz	15,500	*
	Kevin T. Kelly	19,700	*
	Ron M. Logan, Jr.	-	*
	William K. Hoskins	15,000	*
	A. Andrew Levison	39,300	*
	John R. Lowden	-	*
	Michael F. Morrissey	1,000	*
	Billy D. Prim	812,155	1.6
	Elizabeth T. Solberg	8,431	*
	All Directors and Executive Officers as a Group	1,210,462	2.3

* Less than one percent

        Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within 60 days. See the “Executive Compensation — Aggregated Ferrellgas Unit Option Exercises In Last Fiscal Year And Fiscal Year End Option Values” table above for the number of common units that could be acquired by each named executive officer through exercising common unit options.

        The address for LaSalle National Bank, the trustee for the Ferrell Companies, Inc. Employee Stock Ownership Trust is 125 S. LaSalle Street, 17th Floor, Chicago, Illinois, 60603. The common units owned by the Employee Stock Ownership Trust includes 17,803,883 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading, a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

        The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2004. This plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note O – Unit options of Ferrellgas Partners and stock options of Ferrell Companies — to our consolidated financial statements for additional information about the plan.

Plan category	Number of common units to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common units remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	470,106	$ 18.26	120,400 (2)
Total	470,106	$18.26	120,400
(1) The Second Amended and Restated Ferrellgas Unit Option Plan did not require approval by the security holders.

(2) This number may be increased upon the occurrence of particular events. See narrative below.

        The Second Amended and Restated Ferrellgas Unit Option Plan was initially adopted by the Board of Directors of our general partner. The plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan by our common unitholders was not required.

        The purpose of the plan is to encourage selected employees of our general partner to:

o	develop a proprietary interest in our growth and performance;

o	generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our common unitholders; and

o	enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.

        The plan is to be administered either by an option committee of the Board of our general partner that is composed of not less than two directors who are “non-employee directors” within the meaning of Rule 16b-3 of the Exchange Act or by the Board itself. The Board, which currently has five “non-employee directors,” has not yet designated such an option committee and therefore currently administers the plan. The Board has however designated an employee committee to recommend to it at various times throughout the year the number of unit options to be granted and to whom such unit options should be granted. The Board then votes upon such recommendations.

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

        To comply with the rules of the New York Stock Exchange, no single officer or director of our general partner may acquire under the plan more than 314,895 common units. In addition, all common units available for issuance under this plan, whether to directors or officers of our general partner or to any other persons, together with any common units available for issuance under any other employee benefit plan, of which there are currently none, may not exceed an aggregate total of 1,574,475 common units.

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

        The administrator of the plan has the discretion to cancel all or part of any outstanding unit options at any time. Upon any such cancellation we will pay to the holder with respect to each cancelled unit option an amount in cash equal to the excess, if any, of (i) the fair market value of a common unit, at the effective date of such cancellation, over (ii) the unit option exercise price. In addition, the administrator has the right to alter or amend the plan or any part thereof from time to time; provided, however, that no change in any unit option already granted may be made which would impair the rights of the holder thereof without the consent of the holder. The administrator may also in its discretion terminate the plan at any time with respect to any common units for which a unit option has not yet been granted. There is currently no fixed termination date for the plan. If a plan for our complete dissolution is adopted or our unitholders approve an agreement for our sale or disposition of all or substantially all of our assets, then upon such adoption or approval all or a portion, in the sole discretion of the administrator, of a holder’s unit options outstanding as of the date of that adoption or approval shall be immediately and fully vested and exercisable and may be exercised within one year from the date of that adoption or approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions With Management and Others

        We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is reimbursed for all direct and indirect expenses incurred or payments made on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These costs, which totaled $211.5 million for fiscal year 2004, include compensation and benefits paid to employees of our general partner who perform services on our behalf and related general and administrative costs. In addition, the conveyance of the net assets of our general partner to us upon our formation included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

    Mr. Ferrell, the Chairman, Chief Executive Officer and President of our general partner, beneficially owns all of our outstanding senior units at July 31, 2004. During fiscal year 2004, we paid JEF Capital, an entity beneficially owned by Mr. Ferrell, $8.0 million in senior unit distributions. As of July 31, 2004, we had recognized a liability for a future senior unit distribution of $2.0 million that was thereafter paid to JEF Capital on September 14, 2004.

        Ferrell International is an entity beneficially owned by Mr. Ferrell. We enter into transactions from time to time, with Ferrell International in accordance with our affiliate trading policy. These transactions are required to be approved by our general partner’s Board of Directors and include forward, option and swap contracts and are reviewed for compliance with the policy. During fiscal year 2004, we recognized net purchases, sales and commodity derivatives transactions of $0.3 million. These net purchases, sales and commodity derivative transactions with Ferrell International are classified on our consolidated statements of earnings as cost of product sold. We also provide limited accounting services to Ferrell International. During fiscal year 2004, we recognized net receipts from providing these limited accounting services of $40,000. Other than 75,000 barrels of propane to be delivered from Ferrell International to the operating partnership, there were no amounts due to or from Ferrell International at July 31, 2004. These barrels of propane have an aggregate value of $2.1 million and are to be delivered to the operating partnership in August 2004.

        During fiscal year 2004, Ferrellgas Partners paid common unit distributions of $35.6 million, $0.1 million and $0.1 million, to Ferrell Companies, FCI Trading and Ferrell Propane respectively. Also during fiscal year 2004, Ferrellgas Partners paid the general partner distributions of $0.9 million.

        During fiscal year 2004, the operating partnership made limited partner distributions to Ferrellgas Partners of $111.0 million and distributions to our general partner of $1.1 million.

        We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

        See Note J — Partners’ capital — to our consolidated financial statements for discussions of additional transactions with management and others, including transactions involving Ferrellgas Partners, FCI Trading, our general partner, JEF Capital, Mr. Ferrell and Mr. Prim in connection with various issuances of common units by Ferrellgas Partners on December 1, 2003, April 14, 2004 and April 21, 2004. Please also see Note L — Transactions with related parties — to our consolidated financial statements for discussions of other related party transactions.

Certain Business Relationships

        None.

Indebtedness of Management

        None.

Transactions With Promoters

        None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and for other services for the years ended July 31, 2004 and 2003.

For the fiscal year ended July 31,	2004	2003
	(in thousands)
Audit fees	$712	$486
Audit related fees (1)	329	9
Tax fees (2)	19	21
All other fees (3)	6	--

Total	$1,066	$516

(1)

Audit fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the review of our quarterly and other SEC filings and services related to internal control assessments.

(2)	Audit-related fees consist of due diligence fees associated with acquisition transactions, financial accoutings and reporting consultations and benefit plan audits.

(3)	Tax fees consist of professional services rendered in connection with tax return reviews, research and consultation.

(3)	All other fees consist of subscription fees related to a web-based research tool.

        The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Deloitte & Touche during fiscal year 2004 prior to the commencement of such services. For information regarding the Audit Committee's pre-approval policies and procedures related to the engagement by us of an independent accountant, see our Audit Committee charter on our website at www.ferrellgas.com.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements. See "Index to Financial Statements" set forth on page F-1.
	2.	Financial Statement Schedules. See "Index to Financial Statement Schedules" set forth on page S-1.
	3.	Exhibits. See "Index to Exhibits" set forth on page E-1.

(b) Reports on Form 8-K.

We filed six Form 8-K’s during the fiscal quarter ended July 31, 2004.

Date of Report	Items Reported	Financial Statements Filed
May 5, 2004	5	None
June 8, 2004	5, 7, 12	Selected Financial results of Ferrellgas Partners, L.P. and its subsidiaries on a consolidated basis, for its third quarter April 30, 2004.
June 10, 2004	5, 7	None
July 1, 2004	7	Financial statement of business acquired - Blue Rhino Corporation and subsidiaries condensed consolidated balance sheet, statement of operations and cash flows; and pro forma condensed combined
statement of earnings of Ferrellgas, L.P. for the nine months ended April 30,
2004 and related footnotes; and, pro forma condensed combined statement of earnings of Ferrellgas Partners, L.P. for the nine months ended April 30, 2004 and related footnotes.

July 27, 2004	5, 7	Unaudited interim balance sheets and footnotes of Ferrellgas, Inc.
July 28, 2004	5, 7	None

We furnished two Form 8-K's during the fiscal quarter ended July 31, 2004.

Date of Report	Items Reported	Financial Statements Furnished
May 21, 2004	9	None
May 27, 2004	7, 9, 12	None

The exhibits listed below are furnished as part of this Annual Report on Form 10-K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

		Exhibit Number	Description
2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp.,
Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by
reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners,
L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our
Current Report on Form 8-K filed February 18, 2003.

		3.2	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
		3.3	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.4	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on
Form 8-K filed April 22, 2004.

		3.5	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
		3.6	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
		4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).
4.2	Indenture, dated as of September 24, 2002, with form of Note attached, among
Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National
Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

4.3	Indenture, dated as of April 20, 2004, with form of Note attached, among Ferrellgas
Escrow LLC, Ferrellgas Finance Escrow Corporation, Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National
Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P., Note Purchase Agreement, dated as of July 1, 1998, relating to:
$109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08%
Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C,
due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and
$70,000,000 7.42% Senior Notes, Series E, due August 1, 2013.
Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed
October 29, 1998.

4.5	Ferrellgas, L.P., Note Purchase Agreement, dated as of February 28, 2000, relating to:
 $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior
 Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due
 August 1, 2009.
 Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed
 March 16, 2000.

4.6	Registration Rights Agreement, dated as of December 17, 1999, by and between
Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by
reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

4.7	First Amendment to the Registration Rights Agreement, dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc.
Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed
March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement, dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by
 reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Representations Agreement, dated as of December 17, 1999, by and among Ferrellgas
Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids,
Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed
December 29, 1999.

4.10	First Amendment to Representations Agreement, dated as of April 6, 2001, by and among
Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams
Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on
Form 8-K filed April 6, 2001.

4.11	Waiver and Acknowledgement of No Material Event dated November 20, 2003, by and among
Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital
Management, Inc. Incorporated by reference to Exhibit 4.1 to our Current Report on
Form 8-K filed November 24, 2003.

4.12	Extension of Waiver and Acknowledgement of No Material Event dated February 25, 2004, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF
Capital Management, Inc. Incorporated by reference to 4.11 to our Quarterly Report on Form 10-Q filed on March 10, 2004.

10.1	Fourth Amended and Restated Credit Agreement, dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings
Association, as agent, and the other financial institutions party hereto. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.

10.2	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of
March 9, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America
National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed April 2, 2004.

*	10.3	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 3,
2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings
Association, as agent, and the lenders party to the original agreement.

10.4	Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between
Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer.
Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed
October 26, 2000.

10.5	First Amendment to the Receivable Interest Sale Agreement dated as of
January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas
Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our
Quarterly Report on Form 10-Q filed March 14, 2001.

10.6	Receivables Purchase Agreement, dated as of September 26, 2000, by and among
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
 Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report of Form 10-K filed October 23, 2002.

10.10	Fourth Amendment to the Receivables Purchase Agreement, dated as of September 23,
2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.

10.11	Fifth Amendment to the Receivables Purchase Agreement, dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer,
Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.

10.12	Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners,
L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc. Incorporated by
reference to Exhibit 99.1 to our Current Report on Form 8-K filed November 12, 1999.

10.13	First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among
Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc.
Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed
December 29, 1999.

10.14	Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among
Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc.
Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q file
March 16, 2000.

10.15	Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among
Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K file
April 6, 2001.

10.16	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino
Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc.
Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed
February 12, 2004.

10.17	First amendment to the Agreement and Plan of Merger, dated as of March 16, 2004, and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and
Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current
Report on Form 8-K filed April 2, 2004.

10.18	Real Property Contribution Agreement, dated February 8, 2004, between Ferrellgas
Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

		10.19	Unit Purchase Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.
10.20	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and
James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on
Form 8-K filed February 12, 2004.

#		10.21	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.
#		10.22	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#	*	10.23	Ferrell Companies, Inc. 1998 Incentive Compensation Plan - As Amended and Restated Effective as of October 11, 2004.
#		10.24	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#	*	10.25	Amended and Restated Employment Agreement, dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim.
#	*	10.26	Arrangement dated June 4, 2003, between Ron M. Logan, Jr. and Ferrellgas, Inc.
#	*	10.27	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc.
	*	21.1	List of subsidiaries
*	23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of
Ferrellgas Partners, L.P. for the year ended July 31, 2004.

*	23.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm,for the certain use of its report appearing in the Annual Report on Form 10-K of
Ferrellgas Partners Finance Corp. for the year ended July 31, 2004.

*	23.3	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of
Ferrellgas, L.P. for the year ended July 31, 2004.

*	23.4	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of
Ferrellgas Finance Corp. for the year ended July 31, 2004.

	*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
	*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to U.S.C. Section 1350
	*	32.3	Certification of Ferrellgas, L.P. pursuant to U.S.C. Section 1350
	*	32.4	Certification of Ferrellgas Finance Corp. pursuant to U.S.C. Section 1350

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

FERRELLGAS PARTNERS, L.P. By Ferrellgas, Inc. (General Partner)
By /s/ James. E. Ferrell
James E. Ferrell Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James. E. Ferrell	Chairman, President and	10/13/04
James E. Ferrell	Chief Executive Officer (Principal Executive Officer)
/s/ William K. Hoskins	Director	10/13/04
William K. Hoskins
/s/ A. Andrew Levison	Director	10/13/04
A. Andrew Levison
/s/ John R. Lowden	Director	10/13/04
John R. Lowden
/s/ Michael F. Morrissey	Director	10/13/04
Michael F. Morrissey
/s/ Billy D. Prim	Director	10/13/04
Billy D. Prim
/s/ Elizabeth T. Solberg	Director	10/13/04
Elizabeth T. Solberg
/s/ Kevin T. Kelly	Senior Vice President and Chief	10/13/04
Kevin T. Kelly	Financial Officer (Principal Financial and Accounting Officer)

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

FERRELLGAS PARTNERS FINANCE CORP.
By /s/ James. E. Ferrell
James E. Ferrell President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James. E. Ferrell	President and Chief Executive	10/13/04
James E. Ferrell	Officer (Principal Executive Officer)
/s/ Kevin T. Kelly	Senior Vice President,	10/13/04
Kevin T. Kelly	Chief Financial Officer and sole director (Principal Financial and Accounting Officer)

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

FERRELLGAS, L.P. By Ferrellgas, Inc. (General Partner)
By /s/ James. E. Ferrell
James E. Ferrell Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James. E. Ferrell	Chairman, President and	10/13/04
James E. Ferrell	Chief Executive Officer (Principal Executive Officer)
/s/ William K. Hoskins	Director	10/13/04
William K. Hoskins
/s/ A. Andrew Levison	Director	10/13/04
A. Andrew Levison
/s/ John R. Lowden	Director	10/13/04
John R. Lowden
/s/ Michael F. Morrissey	Director	10/13/04
Michael F. Morrissey
/s/ Billy D. Prim	Director	10/13/04
Billy D. Prim
/s/ Elizabeth T. Solberg	Director	10/13/04
Elizabeth T. Solberg
/s/ Kevin T. Kelly	Senior Vice President and Chief	10/13/04
Kevin T. Kelly	Financial Officer (Principal Financial and Accounting Officer)

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

FERRELLGAS FINANCE CORP.
By /s/ James. E. Ferrell
James E. Ferrell President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James. E. Ferrell	President and Chief Executive	10/13/04
James E. Ferrell	Officer (Principal Executive Officer)
/s/ Kevin T. Kelly	Senior Vice President,	10/13/04
Kevin T. Kelly	Chief Financial Officer and sole director (Principal Financial and Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

Ferrellgas Partners, L.P. and Subsidiaries

Ferrellgas Partners Finance Corp.

Ferrellgas, L.P. and Subsidiaries

Ferrellgas Finance Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2004 and 2003, and the related consolidated statements of earnings, partners’ capital and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B(11) to the consolidated financial statements, the Partnership changed its method of accounting for asset retirement obligations with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, in fiscal 2003 and, as discussed in Note B(8) to the consolidated financial statements, changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in fiscal 2002.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 12, 2004

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	July 31,

ASSETS	2004	2003

Current assets:
Cash and cash equivalents	$15,428	$11,154
Accounts and notes receivable (net of
allowance for doubtful accounts of $2,523 and
$2,672 in 2004 and 2003, respectively)	114,211	56,742
Inventories	103,578	69,077
Prepaid expenses and other current assets	10,022	8,306

Total current assets	243,239	145,279
Property, plant and equipment, net	792,436	684,917
Goodwill	261,768	124,190
Intangible assets, net	265,125	98,157
Other assets, net	15,607	8,853

Total assets	$1,578,175	$1,061,396

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$104,309	$59,454
Other current liabilities	92,793	89,687

Total current liabilities	197,102	149,141
Long-term debt	1,153,652	888,226
Other liabilities	20,531	18,747
Contingencies and commitments (Note M)	--	--
Minority interest	4,791	2,363
Partners' capital:
Senior unitholder (1,994,146 units outstanding and	79,766	79,766
liquidation preference $79,766 at both 2004 and 2003)
Common unitholders (48,772,875 and 37,673,455 units
outstanding at 2004 and 2003, respectively)	178,994	(15,602)
General partner (512,798 and 400,683 units outstanding at
2004 and 2003, respectively)	(57,391)	(59,277)
Accumulated other comprehensive income (loss)	730	(1,968)

Total partners' capital	202,099	2,919

Total liabilities and partners' capital	$1,578,175	$1,061,396

See notes to consolidated financial statements

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)

	For the year ended July 31,

	2004	2003	2002

Revenues:
Propane and other gas liquids sales	$1,273,346	$1,136,358	$953,117
Other	106,035	85,281	81,679

Total revenues	1,379,381	1,221,639	1,034,796
Cost of product sold (exclusive of
depreciation, shown with amortization below)	825,845	690,969	533,437

Gross profit	553,536	530,670	501,359
Operating expense	325,622	297,970	279,624
Depreciation and amortization expense	57,115	40,779	41,937
General and administrative expense	34,532	28,024	27,157
Equipment lease expense	19,674	20,640	24,551
Employee stock ownership plan compensation charge	7,892	6,778	5,218
Loss on disposal of assets and other	7,168	6,679	3,957

Operating income	101,533	129,800	118,915
Interest expense	(74,467)	(63,665)	(59,608)
Interest income	1,582	1,291	1,423
Early extinguishment of debt expense	--	(7,052)	--

Earnings before income taxes, minority interest and
cumulative effect of change in accounting principle	28,648	60,374	60,730
Income tax benefit	(402)	--	--
Minority interest	500	871	771

Earnings before cumulative effect of change in
accounting principle	28,550	59,503	59,959
Cumulative effect of change in accounting principle,
net of minority interest of $28	--	(2,754)	--

Net earnings	28,550	56,749	59,959
Distribution to senior unitholder	7,977	10,771	11,172
Net earnings available to general partner unitholder	206	460	488

Net earnings available to common unitholders	$20,367	$45,518	$48,299

Basic and diluted earnings per common unit
Net earnings available to common unitholders before
cumulative effect of change in accounting principle	$0.49	$1.33	$1.34
Cumulative effect of change in accounting principle	--	(0.08)	--

Net earnings available to common unitholders	$0.49	$1.25	$1.34

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Number of units						Accumulated other comprehensive income (loss)
	Senior unitholder	Common unitholders	General partner unitholder	Senior unitholder	Common unitholders	General partner unitholder	Risk management	Currency translation adjustments	Pension liability	Total partners capital
August 1, 2001	2,801.6	35,908.4	391.0	$112,065	$(12,959)	$(58,738)	$(289)	$-	$(2,092)	$37,987
Contribution in connection with
ESOP compensation charge	-	-	-	-	5,114	51	-	-	-	5,165
Common unit cash distributions	-	-	-	-	(72,044)	(727)	-	-	-	(72,771)
Senior unit cash and accrued distributions	-	-	-	-	(11,030)	(253)	-	-	-	(11,283)
Redemption of senior units	(19.4)	-	(0.2)	(777)	-	-	-	-	-	(777)
Common unit options exercised	-	55.3	0.6	-	930	9	-	-	-	939
Common units issued in connection
with acquisitions	-	117.5	1.2	-	2,310	23	-	-	-	2,333
Comprehensive income:
Net earnings	-	-	-	-	59,359	600	-	-	-	59,959
Other comprehensive income:
Net losses on risk management derivatives	-	-	-	-	-	-	(379)	-	-
Reclassification of net losses on
derivatives	-	-	-	-	-	-	515	-	-
Pension liability adjustment	-	-	-	-	-	-	-	-	(527)	(391)

Comprehensive income	-	-	-	-	-	-	-	-		59,568
										0

July 31, 2002	2,782.2	36,081.2	392.6	111,288	(28,320)	(59,035)	(153)	-	(2,619)	21,161
Contribution in connection with
ESOP compensation charge	-	-	-	-	6,643	67	-	-	-	6,710
Common unit cash distributions	-	-	-	-	(72,322)	(731)	-	-	-	(73,053)
Senior unit cash and accrued distributions	-	-	-	-	(10,665)	(215)	-	-	-	(10,880)
Redemption of senior units	(788.1)	-	(8.0)	(31,522)	-	-	-	-	-	(31,522)
Common units issued in public offering	-	1,214.6	12.3	-	26,028	-	-	-	-	26,028
Common unit options exercised	-	368.9	3.7	-	6,658	67	-	-	-	6,725
Common units issued in connection
with acquisitions	-	8.8	0.1	-	195	2	-	-	-	197
Comprehensive income:
Net earnings	-	-	-	-	56,181	568	-	-	-	56,749
Other comprehensive income:
Net gains on risk management derivatives	-	-	-	-	-	-	1,081	-	-	-
Reclassification of net gains on
derivatives	-	-	-	-	-	-	(928)	-	-	-
Pension liability adjustment	-	-	-	-	-	-	-	-	651	804

Comprehensive income	-	-	-	-	-	-	-	-		57,553

July 31, 2003	1,994.1	37,673.5	400.7	79,766	(15,602)	(59,277)	-	-	(1,968)	2,919
Contribution in connection with
ESOP compensation charge	-	-	-	-	7,734	78	-	-	-	7,812
Common unit cash distributions	-	-	-	-	(82,988)	(838)	-	-	-	(83,826)
Senior unit cash and accrued distributions	-	-	-	-	(7,896)	(160)	-	-	-	(8,056)
Common units issued in public offerings	-	9,000.0	90.9	-	203,156	2,052	-	-	-	205,208
Common units issued in private offerings	-	1,607.7	16.2	-	35,928	363	-	-	-	36,291
Common unit options exercised	-	233.9	2.4	-	4,223	43	-	-	-	4,266
Common units issued in connection
with acquisitions	-	62.1	0.6	-	1,490	15	-	-	-	1,505
Common units issued to affiliate in
connection with contribution of membership
interests in Blue Rhino LLC	-	195.7	2.0	-	4,685	47	-	-	-	4,732
Comprehensive income:
Net earnings	-	-	-	-	28,264	286	-	-	-	28,550
Other comprehensive income:
Net gains on risk management derivatives	-	-	-	-	-	-	1,911	-	-
Reclassification of net gains on
derivatives	-			-	-	-	(139)	-	-
Foreign currency translation adjustments	-			-	-	-	-	16	-
Pension liability adjustment	-	-	-	-	-	-	-	-	910	2,698

Comprehensive income	-	-	-		-	-	-	-		31,248

July 31, 2004	1,994.1	48,772.9	512.8	$79,766	$178,994	$(57,391)	$1,772	$16	$(1,058)	$202,099

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$28,550	$56,749	$59,959
Reconciliation of net earnings to net cash provided
by operating activities:
Cumulative effect of change in accounting principle	--	2,754	--
Early extinguishment of debt expense	--	1,854	--
Depreciation and amortization expense	57,115	40,779	41,937
Employee stock ownership plan compensation charge	7,892	6,778	5,218
Loss on disposal of assets	6,120	5,419	3,223
Minority interest	500	871	771
Other	8,444	6,937	1,072
Changes in operating assets and liabilities, net of effects
from business acquisitions:
Accounts and notes receivable, net of securitization	(24,943)	(16,308)	19,614
Inventories	(5,264)	(17,097)	17,318
Prepaid expenses and other current assets	(224)	1,616	1,661
Accounts payable	17,299	4,910	(1,386)
Accrued interest expense	5,427	1,181	(434)
Other current liabilities	(12,927)	(1,180)	1,915
Other liabilities	890	1,379	2,057
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	30,000	60,000	30,000
Proceeds from collections reinvested in revolving
period accounts receivable securitizations	627,389	562,883	360,677
Remittances of amounts collected as servicer of
accounts receivable securitizations	(669,689)	(588,883)	(421,677)

Net cash provided by operating activities	76,579	130,642	121,925

Cash flows from investing activities:
Cash paid for assumed merger and related obligations	(343,414)	--	--
Business acquisitions, net of cash acquired	(40,960)	(39,138)	(6,294)
Cash paid for acquisition transaction fees	(1,476)	--	--
Capital expenditures - tank lease buyout	--	(155,600)	--
Capital expenditures - technology initiative	(8,688)	(21,203)	(23,114)
Capital expenditures - other	(32,692)	(18,310)	(14,402)
Other	1,610	2,883	4,240

Net cash used in investing activities	(425,620)	(231,368)	(39,570)

Cash flows from financing activities:
Distributions	(91,882)	(84,729)	(84,075)
Issuance of common units, net of issuance costs of
$676 and $195 in 2004 and 2003, respectively	236,029	26,153	--
Proceeds from issuance of debt	314,048	359,680	--
Principal payments on debt	(58,710)	(176,367)	(3,069)
Net reductions to short-term borrowings	(43,719)	--	--
Redemption of senior units	--	(31,522)	(777)
Cash paid for financing costs	(7,043)	(7,416)	--
Minority interest activity	(180)	(1,033)	(994)
Proceeds from exercise of common unit options	4,223	6,725	939
Cash contribution from general partner	533	608	16

Net cash provided by (used in) financing activities	353,299	92,099	(87,960)

Effect of exchange rate changes on cash	16	--	--
Increase (decrease) in cash and cash equivalents	4,274	(8,627)	(5,605)
Cash and cash equivalents - beginning of year	11,154	19,781	25,386

Cash and cash equivalents - end of year	$15,428	$11,154	$19,781

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$66,240	$59,844	$57,732

Income taxes	$--	$--	$--

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(Dollars in thousands, except per unit data, unless otherwise designated)

A.     Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (“general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). Ferrell Companies beneficially owns 18.1 million of the outstanding Ferrellgas Partners common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds a 1.0101% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.

On July 17, 1998, 100% of the outstanding common stock of Ferrell Companies was purchased primarily from Mr. James E. Ferrell (“Mr. Ferrell”) and his family by a newly created leveraged employee stock ownership trust (“ESOT”) established pursuant to the Ferrell Companies Employee Stock Ownership Plan (“ESOP”). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees’ ESOP accounts.

On December 17, 1999, Ferrellgas Partners’ partnership agreement was amended, in connection with an acquisition, to allow for the issuance of a newly created senior unit. Generally, these senior units were to be paid quarterly distributions in additional senior units equal to 10% per annum. Also, the senior units were structured to allow for a redemption by Ferrellgas Partners at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units also had the right, at dates in the future and subject to certain events and conditions, to convert any outstanding senior units into common units.

On June 5, 2000, Ferrellgas Partners’ partnership agreement was amended to allow the general partner to have an option in maintaining its 1% general partner interest in Ferrellgas Partners concurrent with the issuance of other additional equity. Prior to this amendment, the general partner was required to make capital contributions to Ferrellgas Partners to maintain its 1% general partner interest concurrent with the issuance of any additional Ferrellgas Partners equity. Also as part of this amendment, the general partner interest in Ferrellgas Partner’s became represented by newly created general partner units.

On April 6, 2001, Ferrellgas Partners’ partnership agreement was amended to reflect modifications made to the senior units, previously issued on December 17, 1999, and the common units owned by Ferrell Companies. The senior units are to be paid quarterly distributions in cash equivalent to 10% per annum of their liquidation value, or $4 per senior unit. The amendment also granted the holder of the senior units the right to convert any outstanding senior units into common units beginning on the earlier of December 31, 2005 or upon the occurrence of a “material event” as such term is defined by Ferrellgas Partners’ partnership agreement. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation value, currently $40 per unit plus any accrued and unpaid distributions, divided by the then current market price of a common unit. Generally, a material event includes (1) a change of control; (2) the treatment of Ferrellgas Partners as an association taxable as a corporation for federal income tax purposes; (3) Ferrellgas Partners’ failure to use the aggregate cash proceeds from equity issuances after December 31, 2004, other than issuances of equity pursuant to an exercise of any common unit options, to redeem a portion of its senior units other than up to $20 million of cash proceeds from equity issuances used to reduce Ferrellgas’ indebtedness; or (4) Ferrellgas Partners’failure to pay the senior unit distribution in full for any fiscal quarter. Also as part of the amendment, Ferrell Companies granted Ferrellgas Partners the ability, until December 31, 2005, to defer future distributions on the common units held by it, up to an aggregate outstanding amount of $36.0 million. There have been no deferrals to date.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers. As of April 21, 2004, the operating partnership became the leading provider of portable tank exchange see Note C – Business combinations — for additional discussion about the Blue Rhino contribution.

(2)        Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of derivative commodity contracts.

(3)         Principles of consolidation: The accompanying consolidated financial statements include Ferrellgas Partners’ accounts and those of its wholly-owned subsidiary Ferrellgas Partners Finance Corp. and the operating partnership, its majority-owned subsidiary, after elimination of all material intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that Ferrellgas Partners possesses a controlling financial interest through a direct ownership of a 98.9899% voting interest and its ability to exert control over the operating partnership. The operating partnership includes the accounts of its wholly-owned subsidiaries and one 50% owned subsidiary based on its ability to exert control over this subsidiary. The general partner’s 1.0101% general partner interest in the operating partnership is accounted for as a minority interest. The wholly-owned unconsolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a qualifying special purpose entity.

(4)         Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to the accounts receivable securitization, transactions with related parties and business combinations and are disclosed in Note C – Business Combinations, Note F – Accounts receivable securitization and Note L – Transactions with related parties, respectively.

(5)         Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods. Ferrellgas enters into commodity derivative contracts involving propane and related products to hedge, reduce risk and anticipate market movements. The fair value of these derivative contracts is classified as inventory.

(6)         Accounts receivable securitization: Ferrellgas has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. Ferrellgas accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the related receivables are removed from the consolidated balance sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received. The retained interest is included in “Accounts and notes receivable” in the consolidated balance sheets.

Ferrellgas determines the fair value of its retained interest based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, therefore the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas’ trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note F – Accounts receivable securitization – for further discussion of these transactions.

(7)         Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that are (i) greater than $1 thousand, (ii) upgrade, replace or completely rebuild major mechanical components and (iii) extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note E – Supplemental financial statement information – for further discussion of property, plant and equipment.

(8)         Goodwill: Goodwill is not amortized and is tested for impairment each January 31 on an annual basis or more frequently if circumstances dictate. Beginning in the first quarter of fiscal year 2002, Ferrellgas adopted SFAS No. 142 “Goodwill and Other Intangible Assets” which modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortzied. Ferrellgas did not recognize any impairment losses as a result of these tests. Ferrellgas assesses the carrying value of goodwill at a reporting unit level, at least annually, based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into consideration the quoted market price of Ferrellgas’ common units. For purposes of Ferrellgas’ goodwill impairment test, Ferrellgas has determined that it has one reporting unit.

(9)         Intangible assets: Intangible assets with definitive lives, consisting primarily of customer lists, noncompete agreements and patented technology, are stated at cost, net of amortization calculated using either straight-line or accelerated methods over periods ranging from two to 15 years. Tradenames and trademarks have indefinite lives and are not amortized, are also stated at cost. Ferrellgas reviews identifiable intangibles for impairment in a similar manner as with long-lived assets. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. See Note G – Intangible assets, net – for further discussion of intangible assets.

(10)         Accounting for derivative commodity contracts: Ferrellgas enters into commodity options and swaps involving propane to specifically hedge certain price risks. Any changes in the fair value of these specific cash flow hedge positions are deferred and included in other comprehensive income and recognized as an adjustment to cost of product sold in the month the forecasted price risk is settled. Ferrellgas also enters into other commodity forward and futures purchase/sale agreements and commodity swaps and options involving propane and related products, which are not designated as hedges to a certain product cost risk, but are used for risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject Ferrellgas to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried on the consolidated balance sheets at fair value with changes in that value recognized in earnings. Ferrellgas classifies all gains and losses from these derivative commodity contracts entered into for product risk management purposes as cost of product sold in the consolidated statements of earnings. See Note K – Derivatives — for further discussion about these transactions.

(11)        Asset retirement obligation: SFAS No. 143 "Accounting for Asset Retirement Obligations" provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas adopted SFAS No. 143 beginning in fiscal year 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during fiscal year 2003, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. Ferrellgas believes the implementation will not have a material ongoing effect on its consolidated financial position, results of operations and cash flows. These obligations relate primarily to the estimated future expenditures required to retire Ferrellgas’ underground storage facilities. The remaining period until these facilities will require closure and remediation expenditures is approximately 50 years.

(12)         Revenue recognition: Revenues from the distribution of propane are recognized by Ferrellgas at the time product is delivered to its customers. Revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue.

(13)         Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within depreciation and amortization expense. Lease expenses on delivery vehicles Ferrellgas leases are classified within equipment lease expense. See Note E – Supplemental financial statement information — for the financial statement presentation of shipping and handling expenses.

(14)         Cost of product sold: Cost of product sold includes all costs to acquire propane, other gas liquids and non-gas items, including the results from all risk management activities and the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers. Cost of product sold also includes costs related to the refurbishment of Ferrellgas’ portable propane tanks.

(15)         Operating expenses: Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(16)         Income taxes: Ferrellgas Partners is a limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with seven subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, except for the effect from the taxable corporations, no recognition has been given to income taxes in the accompanying consolidated financial statements of Ferrellgas. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement.

(17)         Net earnings per common unit: Net earnings per common unit is computed by dividing net earnings, after deducting the general partner’s 1% interest and accrued and paid senior unit distributions, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. There was a less than $0.01 effect on the dilutive earnings per unit calculation when making the assumption that all outstanding unit options were exercised into common units. See Note Q – Earnings per common unit — for further discussion about these calculations.

(18)         Unit and stock-based compensation: Ferrellgas accounts for the Ferrellgas Unit Option Plan (“unit option plan”) and the Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”) using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the unit option plan, or for the ICP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, Ferrellgas’ net earnings and earnings per unit would have been adjusted as noted in the table below:

	2004	2003	2002
Net earnings available to common unitholders,
as reported	$20,367	$45,518	$48,299
Deduct: Total stock-based employee
compensation expenses determined under fair
value based method for all awards	(1,110)	(942)	(982)

Pro forma net earnings available to common unitholders	$19,257	$44,546	$47,317

Basic and diluted earnings per common unit:
Net earnings available to common unitholders before
cumulative effect of change in accounting
principle, as reported	$0.49	$1.33	$1.34
Net earnings available to common unitholders, as
reported	0.49	1.25	1.34
Net earnings available to common unitholders before
cumulative effect of change in accounting
principle, pro forma	0.46	1.30	1.31
Net earnings available to common unitholders, pro
forma	0.46	1.22	1.31

The fair value of the ICP stock options granted during the 2004, 2003 and 2002 fiscal years were determined using a binomial option valuation model with the following assumptions: a) a one percent dividend, b) average stock price volatility of 17.9%, 18.6% and 19.2% used in 2004, 2003 and 2002, respectively, c) the risk-free interest rate used was 3.8%, 4.0% and 4.3% in 2004, 2003 and 2002, respectively and d) expected life of the options between five and 12 years.

See Note O – Unit options of Ferrellgas Partners and stock options of Ferrell Companies – for further discussion and disclosure of stock-based compensation.

(19)        Segment information: Ferrellgas is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(20)        Adoption of new accounting standards: The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” FASB Financial Interpretation No. 46 “Consolidation of Variable Interest Entities,” Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal year 2004. SFAS No. 150 did not have a material effect on Ferrellgas’ consolidated financial position, results of operations and cash flows.

FASB Financial Interpretation No. 46 (“FIN 46”) clarifies Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, which addresses new effective dates and certain implementation issues. The interpretation is generally effective for the periods ending after December 15, 2003. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business, provided certain criteria are met. Ferrellgas does not have any variable interest entities that would be subject to this revised interpretation.

EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities, such as the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance is applicable to agreements entered into in quarters beginning after June 15, 2003. Ferrellgas adopted this new accounting pronouncement beginning August 1, 2003. The implementation of this pronouncement did not have a material impact on Ferrellgas’ consolidated financial position, results of operations and cash flows, because it does not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

SFAS No. 132R revises and improves employers’ financial statement disclosures about defined benefit pension plans and other postretirement benefit plans. This revised statement does not change the measurement or recognition of those plans and retains the disclosures required by the original SFAS No. 132. This revised statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This revised statement is effective for fiscal year 2004. SFAS No. 132R did not have a material effect on Ferrellgas’ consolidated financial position, results of operations and cash flows.

C.     Business combinations

During the year ended July 31, 2004, Ferrellgas completed one material business combination and ten smaller business combinations. Each of the business combinations was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a period of time following each business combination. The Blue Rhino contribution allocation is preliminary pending the completion of the valuation of tangible and intangible assets and the calculation of other costs. The results of operations from these business combinations are included in Ferrellgas’ consolidated financial statements from the date of the business combinations.

	Allocation of Purchase Price
Business combinations	Purchase Price	Working Capital	Property Plant & Equipment	Intangible Assets	Goodwill	Other
Blue Rhino (April 2004)	$414,772	$21,333	$91,544	$164,100	$137,334	$461

Others (various)	43,293	--	24,576	18,489	244	(16)

	$458,065	$21,333	$116,120	$182,589	$137,578	$445

Intangible assets subject to amortization include:

o	$95.5 million assigned to customer lists, to be amortized over 15 years;

o	$3.3 million assigned to non-compete agreements, to be amortized over three years; and

o	others totaling $6.3 million to be amortized over a weighted average period of seven years.

Intangible assets not subject to amortization include $59.0 million assigned to tradenames and trademarks.

The other ten smaller propane distribution businesses acquired during the year ended July 31, 2004, included the following:

o	Chapman's Propane Co., Inc, based in Illinois, acquired August 2003;

o	Bud's Propane Service, Inc., based in Oregon, acquired September 2003;

o	Prairie Land Coop, based in Iowa, acquired October 2003;

o	Aeropres Propane, Inc., based in Louisiana and Arkansas, acquired December 2003;

o	Suburban Propane’s Midwest Retail Operations, based in Texas, Oklahoma, Missouri and Kansas, acquired January 2004;

o	Crow’s LP Gas Co, based in Iowa, acquired March 2004;

o	Hilltop Supply Company, based in Southern California, acquired March 2004;

o	Blue Ribbon Propane, based in Canada, acquired May 2004;

o	C. Barron & Sons, Inc., based in Michigan, acquired June 2004; and

o	Tri-Counties Gas Companies, based in Northern California, acquired July 2004.

These purchases of the ten smaller propane distribution businesses acquisitions were funded by $41.0 million in cash payments, the issuance of 0.1 million common units valued at an aggregate of $1.5 million and $0.8 million of notes payable to the seller. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these acquired businesses to determine the final allocation of the total purchase price to the various assets acquired.

         Blue Rhino contribution

On April 20, 2004, FCI Trading Corp. (“FCI Trading”), an affiliate of the general partner, acquired all of the outstanding common stock of Blue Rhino Corporation in an all-cash merger. Pursuant to an Agreement and Plan of Merger dated February 8, 2004, a subsidiary of FCI Trading merged with and into Blue Rhino Corporation whereby the then current stockholders of Blue Rhino Corporation were granted the right to receive a payment from FCI Trading of $17.00 in cash for each share of Blue Rhino Corporation common stock outstanding on April 20, 2004. FCI Trading thereafter became the sole stockholder of Blue Rhino Corporation and immediately after the merger, FCI Trading converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC.

In a non-cash contribution, pursuant to a Contribution Agreement dated February 8, 2004, FCI Trading contributed on April 21, 2004 all of the membership interests in Blue Rhino LLC to the operating partnership through a series of transactions and the operating partnership assumed FCI Trading’s obligation under the Agreement and Plan of Merger to pay the $17.00 per share to the former stockholders of Blue Rhino Corporation together with other specific obligations, as detailed in the following table:

Assumption of obligations under the contribution agreement	$343,414
Common units and general partner interest issued	8,700
Assumption of Blue Rhino's bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	18,939

$414,772

In consideration of this contribution, Ferrellgas Partners issued 0.2 million common units to FCI Trading. Both Ferrellgas Partners and FCI Trading have agreed to indemnify the general partner from any damages incurred by the general partner in connection with the assumption of any of the obligations described above. Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into the operating partnership. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”

In addition to the payment of $17.00 per share to the former stockholders of Blue Rhino Corporation, each vested stock option and warrant that permitted its holder to purchase common stock of Blue Rhino Corporation that was outstanding immediately prior to the merger was converted into the right to receive a cash payment from Blue Rhino Corporation equal to the difference between $17.00 per share and the applicable exercise price of the stock option or warrant. Unvested options and warrants not otherwise subject to automatic accelerated vesting upon a change in control vested on a pro rata basis through April 19, 2004, based on their original vesting date. The total payment to the former Blue Rhino Corporation stockholders for all common stock outstanding on April 20, 2004 and for those Blue Rhino Corporation options and warrants then outstanding was $343.4 million.

Prior to this contribution, Blue Rhino Corporation was the leading national provider of propane by portable tank exchange as well as a leading supplier of complementary propane and non-propane products to consumers through many of the nation’s largest retailers.

Ferrellgas’valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $137.3 million. This preliminary valuation of goodwill was based on Ferrellgas’ belief that the contributions of Blue Rhino will be beneficial to Ferrellgas’ and Blue Rhino’s operations as Blue Rhino’s counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas with the ability to better utilize its seasonal resources to complement Ferrellgas’ retail distribution locations with Blue Rhino’s existing distributor network. Ferrellgas has not yet obtained all information required to complete the evaluation and allocation of the purchase price for the Blue Rhino contribution.  The final evaluation and allocation will be completed in fiscal year 2005.

The results of operations of Blue Rhino for the period from April 21, 2004 through July 31, 2004 are included in the statement of earnings of the combined entity for the year ended July 31, 2004.

Pro forma results of operations

The following summarized unaudited pro forma results of operations for the years ended July 31, 2004 and 2003, assumes that the Blue Rhino contribution had occurred as of the beginning of the period presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas had completed the Blue Rhino contribution as of the beginning of the periods presented or (ii) the results that will be attained in the future. Nonrecurring items included in the reported pro forma results of operations for the year ended July 31, 2003, include $2.5 million of income related to net proceeds from a litigation settlement in March 2003. Items not included in the reported pro forma results of operations for the year ended July 31, 2004, are $3.3 million of nonrecurring charges incurred by Blue Rhino Corporation in the period from February 1, 2004 through April 20, 2004, that are directly attributable to the Blue Rhino contribution.

	For the year ended July 31,
	2004	2003
Revenues	$1,541,524	$1,479,861
Earnings before cumulative effect of change in accounting
principle	13,984	57,537
Net earnings	$13,984	$54,783
Basic and diluted net earnings available to common unitholders:
Earnings before cumulative effect of change in accounting
principle	$0.53	$1.59
Net earnings	$0.53	$1.49

During the year ended July 31, 2003, Ferrellgas acquired the following propane distribution businesses with an aggregate value at $51.1 million:

o	ProAm, Inc., based primarily in Georgia and Texas, acquired December 2002;

o	a branch of Cenex Propane Partners Co., based in Iowa, acquired November 2002;

o	Northstar Propane, based in Nevada, acquired November 2002;

o	Pettit Oil Company, Inc., based in Washington, acquired May 2003; and

o	Wheeler's Bottled Gas, Inc., based in Ohio, acquired July 2003.

These purchases were funded by $41.0 million in cash payments, the issuance of 9 thousand common units valued at an aggregate of $0.2 million, and $9.9 million in the issuance of a short-term non-interest bearing note payable at an imputed interest rate of 4.25% to the seller and other costs and consideration.

The aggregate value of these five propane distribution businesses were allocated as follows: $29.6 million for assets such as customer tanks, buildings and land, $1.1 million for non-compete agreements, $12.5 million for customer lists, and $7.9 million for net working capital. Net working capital was comprised of $8.7 million of current assets and $0.8 million of current liabilities. The estimated fair values and useful lives of assets acquired are based on a valuation and include final valuation adjustments. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

During the year ended July 31, 2002, Ferrellgas acquired the following propane distribution businesses with an aggregate value at $10.8 million:

o	Blue Flame Bottle Gas, based in Arizona, acquired December 2001;

o	Alabama Butane Co., based in Alabama, acquired November 2001; and

o	Alma Farmers Union Co-op, based in Wisconsin, acquired September 2001.

The purchases were funded by $6.3 million of cash payments and the issuance of 0.1 million common units valued at an aggregate of $2.3 million, and $2.2 million of notes payable to the seller. The aggregate value was allocated as follows: $7.1 million for assets such as customer tanks, buildings and land, $2.7 million for non-compete agreements, $1.2 million for customer lists, $32 thousand for other assets and $(0.2) million for net working capital. Net working capital was comprised of $0.5 million of current assets and $0.7 million of current liabilities. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

D.     Quarterly distributions of available cash

Ferrellgas Partners makes quarterly cash distributions of all of its “available cash.”Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners’ business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July to holders of record on the applicable record date.

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

On April 6, 2001, Ferrellgas Partners modified the structure of its outstanding senior units and increased the cash distribution coverage to its publicly held common unitholders. Among other changes, the senior units were modified to allow the holder to be paid a quarterly distribution in cash instead of in additional senior unit distributions. See Note A – Partnership organization and formation — for additional information about the modifications to the senior units. In addition, Ferrell Companies, the beneficial owner of 18.1 million common units, granted Ferrellgas Partners the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36.0 million. The ability to defer distributions to Ferrell Companies provides Ferrellgas Partners’ public common unitholders distribution support until December 31, 2005. This distribution support is available if Ferrellgas Partners’ available cash for any fiscal quarter is insufficient to pay all of the common unitholders their quarterly distribution. Ferrellgas Partners will first pay a distribution to the senior units and then will pay a distribution out of the remaining available cash to the publicly-held common units. Any remaining available cash will then be used to pay a distribution on the common units held by Ferrell Companies. Any quarterly distribution paid per unit to the publicly-held common units that is not able to be paid on the Ferrell Companies-owned common units will be deferred, within certain limits, and paid to Ferrell Companies in future quarters when available cash is sufficient. If insufficient available cash should exist for a particular quarter or any previous deferred distributions to Ferrell Companies remain outstanding, the distribution declared per common unit may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. If the cumulative amount of deferred quarterly distributions to Ferrell Companies were to reach $36.0 million, the common units held by Ferrell Companies will then be paid in the same priority as the publicly-held common units. After payment of all required distributions for any subsequent period, Ferrellgas Partners will use any remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies. Reductions in amounts previously deferred will then again be available for future deferrals to Ferrell Companies through December 31, 2005.

E.     Supplemental financial statement information

      Inventories consist of:

	2004	2003
Propane gas and related products	$69,570	$49,772
Appliances, parts and supplies	34,008	19,305

	$103,578	$69,077

In addition to inventories on hand, Ferrellgas enters into contracts to buy product for supply purposes, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year.

Property, plant and equipment consist of:

	Estimated useful lives	2004	2003
Land	indefinite	$37,726	$30,618
Land improvements	2-20	10,458	9,150
Buildings and improvements	20	61,905	55,010
Vehicles, including transport trailers	8-20	89,517	79,708
Furniture and fixtures	5	7,772	7,630
Bulk equipment and district facilities	5-30	99,111	77,717
Tanks and customer equipment	2-30	735,465	667,946
Computer equipment and software	2-5	80,739	27,311
Computer software development in progress	n/a	--	44,869
Construction in progress	n/a	14,300	2,240

		1,136,993	1,002,199
Less: accumulated depreciation		344,557	317,282

		$792,436	$684,917

During fiscal year 2004, Ferrellgas placed in service $49.0 million of computer software, which will be depreciated using the straight-line method over its estimated useful life of 5 years.

Ferrellgas capitalized $0.6 million, $2.2 million and $0.7 million of interest expense related to the development of computer software for the years ended July 31, 2004, 2003 and 2002, respectively. During fiscal year 2003 $7.0 million was paid related to the development of new computer software that was acquired during fiscal year 2002. Depreciation expense totaled $41.2 million, $28.2 million, and $27.9 million for the fiscal years ended July 31, 2004, 2003, and 2002, respectively.

Other current liabilities consist of:

	2004	2003
Accrued interest	$28,990	$23,563
Accrued payroll	16,989	22,848
Accrued insurance	6,942	9,535
Note payable (pursuant to acquisition - see Note C -
Business combinations)	1,546	9,847
Other	38,326	23,894

	$92,793	$89, 687

Loss on disposal of assets and other consist of:

	For the year ended July 31,
	2004	2003	2002
Loss on disposal of assets	$6,120	$5,419	$3,223
Loss on transfer of accounts receivable related to the
accounts receivable securitization	2,454	2,224	2,019
Service income related to the accounts receivable
securitization	(1,406)	(964)	(1,285)

Loss on disposal of assets and other	$7,168	$6,679	$3,957

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2004	2003	2002
Operating expense	$136,768	$126,452	$123,226
Depreciation and amortization expense	6,396	5,522	6,930
Equipment lease expense	15,232	11,354	11,479

	$158,396	$143,328	$141,635

F.     Accounts receivable securitization

On September 26, 2000, the operating partnership entered into an accounts receivable securitization facility with Bank One, NA. As part of this renewable 364-day facility, the operating partnership transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit of Banc One, NA. The operating partnership does not provide any guarantee or similar support to the collectibility of these receivables. The operating partnership structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction as required by Banc One, NA and to comply with Ferrellgas’ various debt covenants. As a servicer, the operating partnership remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas renewed the facility for an additional 364-day commitment on September 21, 2004.

The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership’s retained interest in these receivables is reduced. As of July 31, 2004 and 2003, the balance of the retained interest was $5.2 million and $8.1 million, respectively and was classified as accounts receivable on the consolidated balance sheets. At July 31, 2004, $27.1 million had been transferred compared with $42.5 million at July 31, 2003. The operating partnership had the ability to transfer, at its option, an additional $40.4 million of its trade accounts receivable at July 31, 2004. The net non-cash activity relating to this retained interest was $0.7 million, $1.8 million and $3.3 million during the years ended July 31, 2004, 2003, and 2002, respectively. These amounts reported in the consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 2.0%, 1.6% and 3.6% during the years ended July 31, 2004, 2003 and 2002, respectively. Bad debt expense for these transferred receivables totaled $0.3 million, $0.3 million and $0.2 million during the years ended July 31, 2004, 2003 and 2002, respectively.

G.     Intangible assets, net

Intangible assets, net consist of:

	July 31, 2004			July 31, 2003
	Gross carrying amount	Accumulated Amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortized intangible assets
Customer lists	$326,352	$(140,766)	$185,586	$220,061	$(133,548)	$86,513
Non-compete agreements	71,697	(56,468)	15,229	64,020	(52,376)	11,644
Other	6,289	(979)	5,310	--	--	--

	404,338	(198,213)	206,125	284,081	(185,924)	98,157
Unamortized intangible assets
Tradenames & trademarks	59,000	--	59,000	--	--	--

	$463,338	$(198,213)	$265,125	$284,081	$(185,924)	$98,157

Customer lists have estimated lives of 15 years, while non-compete agreements have estimated lives ranging from two to 10 years. Ferrellgas believes that trademarks and tradenames have an indefinite useful life due to Ferrellgas’ intention to utilize all acquired trademarks and tradenames. Other intangible assets have estimated lives ranging from 2 to 10 years.

Aggregate amortization expense:

	2004	2003	2002
For the years ended July 31,	$15,893	$12,539	$14,022

Estimated amortization expense:

For the years ended July 31
2005	$21,916
2006	21,014
2007	19,702
2008	18,769
2009	18,158

H.     Long-term debt

        Long-term debt consists of:

	2004	2003
Senior notes
Fixed rate, 7.16% due 2005-2013 (1)	$350,000	$350,000
Fixed rate, 8.75%, due 2012, net of unamortized premium of $2,990 (2)	270,990	219,569
Fixed rate, 8.8%, due 2006-2009 (3)	184,000	184,000
Fixed rate, 6.75% due 2014, net of unaccreted discount of $882 (4)	249,118	--
Credit agreement, variable interest rates, expiring 2006	92,900	126,700
Notes payable, 7.3% and 7.5% weighted average interest rates,
respectively, due 2004 to 2011	9,014	10,108
Capital lease obligations	469	--

	1,156,491	890,377
Less: current portion, included in other current liabilities on the
consolidated balance sheets	2,839	2,151

	$1,153,652	$888,226

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

(2)

On September 24, 2002, Ferrellgas redeemed the Ferrellgas Partners fixed rate senior secured notes issued in April 1996, with the proceeds from $170.0 million of Ferrellgas Partners fixed rate senior notes. Ferrellgas recognized a $7.1 million charge to earnings related to the premium and other costs incurred to redeem the notes plus the write-off of financing costs related to the original issuance of the Ferrellgas Partners senior secured notes. On December 18, 2002, Ferrellgas issued $48.0 million of Ferrellgas Partners fixed rate senior notes with a debt premium of $1.7 million that will be amortized to interest expense through 2012. On June 10, 2004 Ferrellgas issued $50.0 million of Ferrellgas Partners fixed rate senior secured notes with a debt premium of $1.6 million that will be amortized to interest expense through 2012. The Ferrellgas Partners senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

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

(4)

The operating partnership fixed rate senior notes, issued in April 2004 are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount is due on May 1, 2014. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

On April 20, 2004, subsidiaries of the operating partnership completed a private placement of $250.0 million in principal amount of 6.75% senior notes due 2014 at a price to the note holders of 99.637% per note. In the offering, the subsidiaries of the operating partnership received proceeds, net of underwriting discounts and commissions, of $243.5 million. The subsidiaries then merged into the operating partnership and Ferrellgas Finance Corp., a subsidiary of the operating partnership, on April 20, 2004 with the operating partnership and Ferrellgas Finance Corp. assuming the payment obligation of the notes. The proceeds of the notes were used to pay a portion of the merger consideration assumed by the operating partnership of $17.00 per share to the then former common stockholders of Blue Rhino Corporation in connection with the contribution of Blue Rhino to the operating partnership by an affiliate of the general partner. See additional discussion about the Blue Rhino contribution in Note C — Business combinations.

Interest on the 6.75% senior notes due 2014 is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2004.

On December 10, 2002, Ferrellgas refinanced its $157.0 million bank credit facility with a $307.5 million amended bank credit facility, using $155.6 million of the funds available thereunder to purchase propane tanks and related assets that it previously leased, plus making a $1.2 million payment of related accrued lease expense. The remaining portion of the amended bank credit facility is available for working capital, acquisition, capital expenditure and general partnership purposes and will terminate on April 28, 2006, unless extended or renewed. The credit facility has a letter of credit sub-facility with availability of $80.0 million. As of July 31, 2004, Ferrellgas had borrowings of $92.9 million, at a weighted average interest rate of 3.7%, under this amended bank credit facility.

All borrowings under the amended bank credit facility bear interest, at Ferrellgas’option, at a rate equal to either:

o	the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2004, the federal funds rate and Bank of America’s prime rate were 1.29% and 4.25%, respectively); or

o	the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2004, the one-month Eurodollar Rate was 1.44%).

In addition, an annual commitment fee is payable on the daily unused portion of the credit facility at a per annum rate varying from 0.375% to 0.625% (as of July 31, 2004, the commitment fee per annum rate was 0.50%).

Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $55.3 million and $44.7 million at July 31, 2004 and 2003, respectively. At July 31, 2004, Ferrellgas had $159.3 million of funding available. Ferrellgas incurred commitment fees of $0.6 million, $0.5 million and $0.4 million in fiscal years 2004, 2003 and 2002, respectively.

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

I.     Guarantees

FASB Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. As of July 31, 2004, the only material guarantees that Ferrellgas had outstanding were associated with residual value guarantees of operating leases. These operating leases are related to transportation equipment with remaining lease periods scheduled to expire over the next seven fiscal years. Upon completion of the lease period, Ferrellgas guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or Ferrellgas will pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $1.1 million as of July 31, 2004. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $14.0 million.

J.     Partners’ capital

As of July 31, 2004 and 2003, partners’ capital consisted of the following limited partner units:

	2004	2003
Senior units	1,994,146	1,994,146
Common units	48,772,875	37,673,455

As of July 31, 2004, total common units outstanding consisted of (i) 30.7 million held by third parties and listed on the New York Stock Exchange under the symbol “FGP,”(ii) 17.8 million held by Ferrell Companies, (iii) 0.2 million held by FCI Trading, a subsidiary of Ferrell Companies, and (iv) 0.1 million held by Ferrell Propane, Inc. (“Ferrell Propane”) which is controlled by the general partner. As of July 31, 2003, total common units outstanding consisted of (i) 19.8 million held by third parties, (ii) 17.8 million held by Ferrell Companies and (iii) 0.1 million held by Ferrell Propane.

Together these limited partner units represent Ferrellgas Partner’s limited partners’interest and an effective 98% economic interest in Ferrellgas Partners, exclusive of the general partners’ incentive distribution rights. The general partner has an effective 2% interest in Ferrellgas Partners, excluding incentive distribution rights.

The common units and senior units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners and to exercise the other rights or privileges available to such holders under the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated February 18, 2003 (the “Partnership Agreement”). Under the terms of the Partnership Agreement, holders of common units have limited voting rights on matters affecting the business of Ferrellgas Partners. Generally, persons owning 20% or more of Ferrellgas Partners’ outstanding common units cannot vote, however, this limitation does not apply to those common units owned by the general partner or its “affiliates,” as such term is defined in the Partnership Agreement.

The senior units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners and have extremely limited voting rights. Each senior unit is redeemable by Ferrellgas Partners at its liquidation preference of $40 plus any accumulated and unpaid senior unit distributions. The current holder of the senior units has the option to convert the senior units into common units beginning on the earlier of December 31, 2005, or the occurrence of a “material event,” as such term is defined in the Partnership Agreement. The number of common units issuable upon conversion of a senior unit is equal to the sum of its liquidation preference of $40 and any accumulated and unpaid senior unit distributions, divided by the then current market price of a common unit. If the senior units convert into common units and such converted common units continue to be held directly or indirectly by James E. Ferrell or a “related party,” as such term is defined in the Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., then the holder thereof may vote those converted common units even if the aggregate number of common units issued upon conversion exceeds 20% of the then outstanding common units. This voting exemption does not apply if the converted common units are held by someone other than James E. Ferrell or a “related party,” whether directly or indirectly.

Ferrellgas maintains a shelf registration statement for the issuance of common units, deferred participation units, warrants and debt securities. Ferrellgas Partners’ partnership agreement allows the general partner to issue an unlimited number of additional Ferrellgas general and limited partner interests and other equity securities of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any unitholders.

On April 21, 2004, Ferrellgas Partners issued, in five separate private placements, an aggregate of 1.6 million of common units at a price of $22.35 per unit for net proceeds of $32.8 million in cash and $3.1 million in real property for the issuance of these common units. These common units were issued as follows:

o	to Mr. Billy D. Prim ("Mr. Prim"), $15.0 million for cash;

o	to Mr. Prim $3.1 million in exchange for real property;

o	to Mr. Andrew J. Filipowski ("Mr. Filipowski"), brother-in-law of Mr. Prim, $15.0 million for cash; prior to the contribution of Blue Rhino Mr. Filipowski was the Vice Chairman of Blue Rhino Corporation;

o	to Mr. Malcolm McQuilkin, Chief Executive Officer, Blue Rhino Global Sourcing, LLC for Blue Rhino Corporation, $1.0 million for cash; and

o	to Mr. Ferrell, Chairman, President and Chief Executive Officer of the general partner, $1.8 million for cash.

Prior to the contribution of Blue Rhino, Mr. Prim was the Chairman and Chief Executive Officer of Blue Rhino Corporation; subsequent to the Blue Rhino contribution and pursuant to an employment agreement among Ferrell Companies and the general partner, (i) the general partner paid Mr. Prim a non-compete and non-solicitation payment of $2.5 million and (ii) he was appointed Executive Vice President and a director of the general partner.

These cash proceeds were used to pay a portion of the merger consideration assumed by the operating partnership to the then former common stockholders of Blue Rhino Corporation. The transactions with Mr. Prim and Mr. Filipowski were consummated prior to Mr. Prim becoming an officer and director of the general partner. See additional discussion about the Blue Rhino contribution in Note C — Business combinations.

On April 21, 2004, Ferrellgas Partners issued to FCI Trading 0.2 million of common units at a price of $23.94 per unit. This $4.7 million of common units was issued to FCI Trading in connection with the Blue Rhino contribution as consideration for FCI Trading’s net contribution of its membership interests in Blue Rhino LLC to the operating partnership. See additional discussion about the Blue Rhino contribution in Note C — Business combinations. See Note L – Transactions with related parties — for additional discussion of the involvement of related parties in this transaction.

On April 21, 2004, Ferrellgas Partners issued, pursuant to the exercise of common unit options by Mr. Ferrell, Chairman, President and Chief Executive Officer of the general partner, 0.2 million of common units at a strike price of $17.90 per unit. Ferrellgas Partners received net proceeds of $3.2 million for the issuance of these common units. The proceeds were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation. See additional discussion about the Blue Rhino contribution in Note C- Business combinations. See Note O – Unit options of Ferrellgas Partners and stock options of Ferrell Companies — for additional information about unit options.

On April 21, 2004, Ferrellgas Partners issued $2.0 million of general partner units to the general partner as consideration for the Blue Rhino LLC membership interest contributed by the general partner. Also on April 21, 2004, the general partner contributed a membership interest in Blue Rhino LLC to the operating partnership to maintain its 1.0101% general partner interest in the operating partnership. See Note L – Transactions with related parties — for additional discussion of the involvement of related parties in this transaction.

On April 14, 2004, Ferrellgas Partners issued, in a public offering, 7.0 million of its common units at a price of $23.34 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, Ferrellgas Partners received net proceeds of $156.0 million for the issuance of these common units. The proceeds were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation. See additional discussion about the Blue Rhino contribution in Note C — Business combinations.

On March 4, 2004 and August 3, 2003, Ferrellgas Partners issued approximately 32 thousand and approximately 30 thousand common units, respectively, pursuant to a purchase and non-competition agreement as a portion of the consideration for our acquisition of propane-related assets from third parties.

On December 1, 2003, Ferrellgas Partners issued, in a public offering, 2.0 million of common units at a price of $24.75 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, Ferrellgas Partners received net proceeds of $47.2 million for the issuance of these common units. Ferrellgas Partners contributed the proceeds to the operating partnership to reduce borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

Ferrellgas Partners’ partnership agreement generally provides that it must use the cash proceeds of any offering of common units to redeem a portion of its outstanding senior units, otherwise a “Material Event” would be deemed to have occurred and JEF Capital Management, Inc. (“JEF Capital”) as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation preference, currently $40 plus any accrued and unpaid distributions, divided by the then current market price of a common unit. By letter agreement dated November 20, 2003, JEF Capital agreed to waive the occurrence of a “Material Event” if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. In consideration of the granting of the waiver, Ferrellgas Partners agreed not to redeem any outstanding senior units prior to March 31, 2004, and to reimburse JEF Capital for its reasonable legal fees incurred in connection with the execution of the waiver. On February 25, 2004, JEF Capital and Ferrellgas Partners extended the letter agreement through December 31, 2004. Other “Material Events” include (i) a change in control, (ii) Ferrellgas’ treatment as an association taxable as a corporation for federal income tax purposes or (iii) the failure to pay the senior unit distribution in full for any fiscal quarter. These “other” types of Material Events are not affected by the JEF Waiver. The conversion of these senior units into common units upon the occurrence of a Material Event may be dilutive to Ferrellgas Partners’ existing common unitholders.

During August 2004, Ferrellgas Partners issued additional common units to the public. See Note S – Subsequent event – for further discussion.

K. Derivatives

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. Ferrellgas records changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Ferrellgas’ overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Ferrellgas uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

Fluctuations in the wholesale cost of propane expose Ferrellgas to purchase price risk. Ferrellgas purchases propane at various prices that are eventually sold to its customers, exposing Ferrellgas to future product price fluctuations. Also, certain forecasted transactions expose Ferrellgas to purchase price risk. Ferrellgas monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. Ferrellgas uses derivative contracts to hedge a portion of its forecasted purchases for up to 18 months in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted transaction impacts earnings. As of July 31, 2004, Ferrellgas had a fair value adjustment classified as OCI and a reclassification of net gains of $1.9 million and $(0.1) million, respectively, on the consolidated statements of partners’ capital. Ferrellgas did not have any product hedge positions outstanding as of July 31, 2003, therefore there was no fair value adjustment classified as OCI on the consolidated statements of partners’ capital at July 31, 2003. The risk management fair value adjustments of $(0.2) million included in OCI at July 31, 2002, were reclassified into earnings during fiscal year 2003. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold. During fiscal years ended July 31, 2004, 2003, and 2002, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. The fair value of the derivatives related to purchase price risk are classified on the consolidated balance sheets as inventories.

Through its risk management trading activities, Ferrellgas also purchases and sells derivatives that are not designated as accounting hedges to manage other risks associated with commodity prices. The types of contracts utilized in these activities include energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. Ferrellgas utilizes published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. The changes in fair value of these risk management trading activities are recognized as they occur in cost of product sold in the consolidated statements of earnings. During fiscal years ended July 31, 2004, 2003 and 2002, Ferrellgas recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $0.5 million, $5.9 million, and $(6.1) million, respectively.

Estimates related to our risk management trading activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. Assuming a hypothetical 10% adverse change in prices for the delivery month of all energy commodities, the potential loss in future earnings of such a change was estimated at $0.6 million for risk management trading activities as of July 31, 2004. For other risk management activities, the potential loss in future earnings was estimated at $1.4 million at July 31, 2004. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%.

The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for the fiscal years ended July 31, 2004, 2003 and 2002.

	For the year ended July 31,
	2004	2003	2002
Unrealized losses in fair value of contracts outstanding
at beginning of year	$(1,718)	$(4,569)	$(12,587)
Unrealized gains and (losses) recognized at inception of
a contract	--	--	--
Unrealized gains and (losses) recognized as a result of
changes in valuation techniques or assumptions	--	--	--
Other unrealized gains and (losses) recognized	458	5,921	(6,148)
Less: realized gains and (losses) recognized	(1,684)	3,070	(14,166)

Unrealized gains (losses) in fair value of contracts outstanding
at end of year	$424	$(1,718)	$(4,569)

The following table summarizes the maturity of these contracts for the valuation methodologies Ferrellgas utilized as of July 31, 2004 and 2003. This table summarizes the contracts where settlement had not yet occurred.

	Fair value of contracts at period-end
Source of fair value	Maturity less than 1 year	Maturity greater than 1 year and less than 18 months
Prices actively quoted	$151	$--
Prices provided by other external sources	273	--
Prices based on models and other valuation methods	--	--

Unrealized gains in fair value of contracts outstanding at
July 31, 2004	$424	$--

Prices actively quoted	$9	$--
Prices provided by other external sources	(1,727)	--
Prices based on models and other valuation methods	--	--

Unrealized (losses) in fair value of contracts outstanding
at July 31, 2003	$(1,718)	$--

The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the years ended July 31, 2004, 2003 and 2002:

         (in thousands)

For the year ended July 31, 2004	18,206
For the year ended July 31, 2003	13,805
For the year ended July 31, 2002	11,162

Ferrellgas also uses forward contracts, not designated as accounting hedges under SFAS No. 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and thus are not adjusted to fair market value.

As of July 31, 2004, Ferrellgas holds $1,063.6 million in fixed rate debt and $92.9 million in variable rate debt. Fluctuations in interest rates subject Ferrellgas to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas’ fixed rate debt, while increases in interest rates subject Ferrellgas to the risk of increased interest expense related to its variable rate debt.

Ferrellgas enters into fair value and cash flow hedges to help reduce its overall interest rate risk. Interest rate swaps were used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. The fair value of interest rate derivatives that are considered fair value or cash flow hedges are classified either as other current or long-term assets or as other current or long-term liabilities on the consolidated balance sheets. Changes in the fair value of the fixed rate debt and any related fair value hedges are recognized as they occur in interest expense in the consolidated statements of earnings. During fiscal years ended July 31, 2004, 2003, and 2002 Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to fair value hedges. There were no such fair value hedges outstanding at July 31, 2004 and 2003. Interest rate caps are used to hedge the risk associated with rising interest rates and their effect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps were designated as cash flow hedges and were outstanding until June 2003. The effective portions of changes in the fair value of the hedges were recorded in OCI at interim periods and were recognized as interest expense in the consolidated statements of earnings when the forecasted transaction impacted earnings. During fiscal years ended July 31, 2004, 2003, and 2002, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Cash flow hedges are assumed to hedge the risk of changes in cash flows of the hedged risk.

L.     Transactions with related parties

General and administrative expenses

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs, which totaled $211.5 million, $201.3 million and $197.9 million for the years ended July 31, 2004, 2003, and 2002, respectively, include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf, as well as general and administrative costs.

Partnership distributions

JEF Capital is beneficially owned by Mr. Ferrell and thus is an affiliate. JEF Capital directly owns 100% of the senior units. Ferrellgas paid senior unit distributions of $8.0 million, $11.6 million and $11.2 million to JEF Capital during the years ended July 31, 2004, 2003 and 2002, respectively. Ferrellgas paid JEF Capital $31.5 million and $0.8 million in the years ended July 31, 2003 and July 31, 2002 to redeem 0.8 million senior units and 19 thousand senior units, respectively.

Ferrell Companies is the sole shareholder of the general partner and owns 17.8 million common units of Ferrellgas Partners. FCI Trading owns 0.2 million common units of Ferrellgas Partners, while Ferrell Propane owns 0.1 million common units. During the year ended July 31, 2004, Ferrellgas Partners paid common unit distributions of $35.6 million, $0.1 million and $0.1 million to Ferrell Companies, FCI Trading and Ferrell Propane, respectively. During the years ended July 31, 2003 and 2002, Ferrellgas Partners paid common unit distributions of $35.6 million and $0.1 million to Ferrell Companies and Ferrell Propane, respectively. On August 23, 2004, Ferrellgas declared distributions to Ferrell Companies, FCI Trading and Ferrell Propane of $8.9 million, $0.1 million and $26 thousand, respectively, that was paid on September 14, 2004.

See Note J — Partners’ capital — for disclosure of related party transactions among Ferrellgas, FCI Trading, the general partner, JEF Capital and Mr. Ferrell in connection with the issuance of common units on December 1, 2003, April 14, 2004 and April 21, 2004.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. Ferrellgas enters into transactions with Ferrell International in connection with Ferrellgas’ risk management activities and does so at market prices in accordance with Ferrellgas’ affiliate trading policy approved by the general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing limited accounting services to Ferrell International:

	For the year ended July 31,
	2004	2003	2002
Net receipts (disbursements)	$328	$(245)	$10,692
Receipts from providing accounting services	40	40	40

These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the consolidated statements of earnings. There were no amounts due from or to Ferrell International at July 31, 2004, except for 75 thousand barrels of propane to be delivered from Ferrell International valued at $2.1 million.

See additional discussions about transactions with related parties in Note J –Partners’ capital.

M.     Contingencies and commitments

Litigation

Ferrellgas’operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

Equity redemption and conversion

The 2.0 million senior units outstanding as of July 31, 2004 have a liquidating value of $40 per unit or $79.8 million. The senior units are redeemable by Ferrellgas Partners at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to certain events and conditions, to convert any outstanding senior units into common units at the earlier of December 31, 2005 or upon the occurrence of a material event as defined by Ferrellgas Partners’partnership agreement. Such conversion rights are contingent upon Ferrellgas Partners not previously redeeming such securities. See Note J — Partner’s capital — for a discussion of the agreement by JEF Capital regarding its waiver of a material event for a limited time.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and credit facilities. Amounts shown in the table below represent Ferrellgas’ scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. See Note H – Long-term debt – for a description of these debt obligations.

Operating lease commitments and buyouts

Ferrellgas leases certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas’ third-party operating leases with terms in excess of one year for the periods indicated. These off-balance sheet arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. Ferrellgas accounts for these arrangements as operating leases. These off-balance sheet arrangements enable Ferrellgas to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $14.0 million. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating  lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual obligations as of July 31, 2004:

	Future minimum rental and buyout amounts by fiscal year
	2005	2006	2007	2008	2009	Thereafter
Long-term debt,
including
current portion	$2,591	$111,612	$59,751	$91,301	$52,763	$837,200
Capital lease
obligations	$248	$138	$25	$29	$29	--
Operating lease
obligations	$23,236	$18,471	$13,994	$10,263	$7,451	$7,803
Operating lease buyouts	$6,269	$2,247	$7,535	$1,728	$3,204	$5,227

Certain property and equipment is leased under noncancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2021. Rental expense under these leases totaled $27.0 million, $30.0 million, and $37.0 million for the years ended July 31, 2004, 2003, and 2002, respectively.

N. Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charge increased during fiscal years 2004 and 2003 primarily due to the increase in the fair value of the Ferrell Companies shares allocated to employees. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, Ferrellgas suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the ESOP. Contributions for fiscal years ended July 31, 2004, 2003, and 2002, were $3.1 million, $2.9 million, and $2.8 million, respectively, under the 401(k) provisions.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal years 2004, 2003 and 2002, other comprehensive income and other liabilities were adjusted by $(0.9) million, $(0.7) million and $0.5 million, respectively, because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

O.     Unit options of Ferrellgas Partners and stock options of Ferrell Companies

Prior to April 19, 2001, the Second Amended and Restated Ferrellgas Unit Option Plan (the “unit option plan”) authorized the issuance of options (the “unit options”) covering up to 850,000 of Ferrellgas Partners’ common units to employees of the general partner or its affiliates. Effective April 19, 2001, the unit option plan was amended to authorize the issuance of options covering an additional 500,000 common units. The unit option plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan from the unitholders of Ferrellgas Partners was not required. The Board of Directors of the general partner administers the unit option plan, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the unit option plan. No single officer or director of the general partner may acquire more than 314,895 common units under the unit option plan. The unit options outstanding as of July 31, 2004, are exercisable at exercise prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the units at the time of the grant. In general, the options currently outstanding under the unit option plan vest over a five-year period, and expire on the tenth anniversary of the date of the grant.

	Number of units	Weighted average exercise price
Outstanding, August 1, 2001	1,229,200	$18.08
Exercised	(55,350)	16.80
Forfeited	(98,450)	18.04

Outstanding, July 31, 2002	1,075,400	18.15
Exercised	(368,900)	18.05
Forfeited	(2,400)	18.80

Outstanding, July 31, 2003	704,100	18.20
Exercised	(233,924)	18.08
Forfeited	--	--

Outstanding, July 31, 2004	470,176	18.26

Options exercisable, July 31, 2004	245,776	18.52

Options exercisable, July 31, 2003	364,300	18.43

Options exercisable, July 31, 2002	594,725	18.25

Options outstanding at July 31, 2004
Range of option prices at end of year	$16.80-$21.67
Weighted average remaining contractual life	5.2 Years

The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies, therefore, there is no potential dilution of Ferrellgas. The ICP stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies’debt, but in no event later than 20 years from the date of issuance.

P.     Disclosures about fair value of financial instruments

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas’ long-term debt was $1,175.7 million and $921.0 million as of July 31, 2004 and 2003, respectively. The fair value is estimated based on quoted market prices.

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

Q.     Earnings per common unit

In fiscal years 2004, 2003 and 2002, 0.1 million, 90 thousand and 71 thousand unit options, respectively, were considered dilutive, however, these additional units caused less than a $0.01 change between the basic and dilutive earnings per common unit. Below is a calculation of the basic and diluted earnings per common unit in the consolidated statements of earnings for the periods indicated. For diluted earnings per common unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. Distributions to the senior unitholder decrease net earnings available to common unitholders.

	For the year ended July 31,
	2004	2003	2002
Net earnings available to common unitholders
before cumulative effect of change in
accounting principle	$20,367	$48,244	$48,299
Cumulative effect of change in accounting
principle, net of minority interest and
general partner interest of $56	--	(2,726)	--

Net earnings available to common unitholders
	$20,367	$45,518	$48,299

Weighted average common units outstanding (in thousands)	41,419.2	36,300.5	36,022.3

Basic and diluted earnings per common unit:
Net earnings available to common unitholders
before cumulative change in accounting
principle	$0.49	$1.33	$1.34
Cumulative effect of change in accounting
principle, net of minority interest and
general partner interest of $56	--	(0.08)	--

Net earnings available to common unitholders
	$0.49	$1.25	$1.34

R.     Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of net earnings (loss) per common unit by quarter may not equal the net earnings (loss) per common unit for the year due to variations in the weighted average units outstanding used in computing such amounts.

Fiscal year ended July 31, 2004

	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$255,414	$481,781	$390,147	$252,039
Gross profit	96,165	194,882	155,816	106,673
Net earnings (loss) available
to common unitholders	(20,434)	64,411	25,659	(49,269)
Net earnings (loss) available
to common unitholders:
per basic common unit	(0.54)	1.65	0.63	(1.01)
per diluted common unit	(0.54)	1.64	0.63	(1.01)
Net earnings (loss)	(18,646)	67,055	27,912	(47,771)

Fiscal year ended July 31, 2003

	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$216,314	$464,466	$369,365	$171,494
Gross profit	92,642	209,748	161,431	66,849
Net earnings (loss) available
to common unitholders
before cumulative effect of
change in accounting
principle	(24,744)	83,516	36,232	(46,759)
Net earnings (loss) available
to common unitholders
before cumulative effect of
change in accounting
principle:
per basic common unit	(0.69)	2.31	1.00	(1.27)
per diluted common unit	(0.69)	2.30	1.00	(1.27)
Net earnings (loss)	(24,966)	87,102	39,373	(44,760)

S.     Subsequent event

During August 2004, Ferrellgas Partners received $55.1 million pursuant to the issuance of 2.9 million common units to the public. If this transaction would have occurred prior to July 31, 2004, the number of common units outstanding at the end of July 31, 2004 would have been 51.6 million common units. In connection with this transaction, the general partner contributed $1.1 million to maintain its effective 2% general partner interest in Ferrellgas. Ferrellgas Partners contributed the proceeds to the operating partnership to reduce borrowings outstanding under its bank credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Partners Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.) as of July 31, 2004 and 2003 and the related statements of earnings, stockholder’s equity and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Ferrellgas Partners Finance Corp.‘s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELIOTTE & TOUCHE LLP

Kansas City, Missouri
October 12, 2004

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31,
ASSETS	2004	2003
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	2,866	2,463
Accumulated deficit	(2,866)	(2,463)

Total stockholder's equity	$1,000	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF EARNINGS

	For the year ended July 31,
	2004	2003	2002
Revenues	$--	$--	$--
General and administrative expense	403	402	399

Net loss	$(403)	$(402)	$(399)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER'S EQUITY

	Common stock
	Shares	Dollars	Additional paid in capital	Accum- ulated deficit	Total stockholder's equity
August 1, 2001	1,000	$1,000	$1,662	$(1,662)	$1,000
Capital contribution	--	--	399	--	399
Net loss	--	--	--	(399)	(399)

July 31, 2002	1,000	1,000	2,061	(2,061)	1,000
Capital contribution	--	--	402	--	402
Net loss	--	--	--	(402)	(402)

July 31, 2003	1,000	1,000	2,463	(2,463)	1,000
Capital contribution	--	--	403	--	403
Net loss	--	--	--	(403)	(403)

July 31, 2004	1,000	$1,000	$2,866	$(2,866)	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(403)	$(402)	$(399)

Cash used by operating activities	(403)	(402)	(399)

Cash flows from financing activities:
Capital contribution	403	402	399

Cash provided by financing activities	403	402	399

Change in cash	--	--	--
Cash - beginning of year	1,000	1,000	1,000

Cash - end of year	$1,000	$1,000	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

NOTES TO FINANCIAL STATEMENTS

    A.        Formation

Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (the “Partnership”).

The Partnership contributed $1,000 to the Finance Corp. on April 8, 1996 in exchange for 1,000 shares of common stock.

    B.        Commitment

On April 26, 1996, the Partnership issued $160.0 million of 9 3/8% senior secured notes due 2006 (the “senior notes”). The senior notes became redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. On September 24, 2002, the Partnership redeemed the Senior Notes with the proceeds from $170.0 million of 8 3/4% senior notes due 2012. On December 18, 2002, the Partnership issued an additional $48.0 million of 8 3/4% senior notes due 2012.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $1,134 associated with the current year net operating loss carryforward of $2,914, which expire at various dates through July 31, 2024, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the years ended July 31, 2004, 2003 or 2002, and there is no net deferred tax asset as of July 31, 2004 and 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and Subsidiaries
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (the “Partnership”) as of July 31, 2004 and 2003 and the related consolidated statements of earnings, partners’ capital and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B(11) to the consolidated financial statements, the Partnership changed its method of accounting for asset retirement obligations with the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, in fiscal 2003 and, as discussed in Note B(8) to the consolidated financial statements, changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, in fiscal 2002.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 12, 2004

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$13,751	$10,816
Accounts and notes receivable (net of
allowance for doubtful accounts of $2,523 and
$2,672 in 2004 and 2003, respectively)	114,211	56,742
Inventories	103,578	69,077
Prepaid expenses and other current assets	9,285	7,629

Total current assets	240,825	144,264
Property, plant and equipment, net	792,436	684,917
Goodwill	261,768	124,190
Intangible assets, net	265,125	98,157
Other assets, net	10,836	4,163

Total assets	$1,570,990	$1,055,691

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$104,162	$59,261
Other current liabilities	88,070	77,211

Total current liabilities	192,232	136,472
Long-term debt	882,662	668,657
Other liabilities	20,529	18,747
Contingencies and commitments (Note M)	--	--
Partners' capital
Limited partner	470,046	231,420
General partner	4,791	2,363
Accumulated other comprehensive income (loss)	730	(1,968)

Total partners' capital	475,567	231,815

Total liabilities and partners' capital	$1,570,990	$1,055,691

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

	For the year ended July 31,
	2004	2003	2002
Revenues:
Propane and other gas liquids sales	$1,273,346	$1,136,358	$953,117
Other	106,035	85,281	81,679

Total revenues	1,379,381	1,221,639	1,034,796
Cost of product sold (exclusive of
depreciation, shown with amortization below)	825,845	690,969	533,437

Gross profit	553,536	530,670	501,359
Operating expense	325,356	297,535	279,622
Depreciation and amortization expense	57,115	40,779	41,937
General and administrative expense	34,532	28,024	27,157
Equipment lease expense	19,674	20,640	24,551
Employee stock ownership plan compensation charge	7,892	6,778	5,218
Loss on disposal of assets and other	7,168	6,679	3,957

Operating income	101,799	130,235	118,917
Interest expense	(54,242)	(45,318)	(43,972)
Interest income	1,582	1,281	1,414

Earnings before income tax benefit and cumulative
effect of change in accounting principle	49,139	86,198	76,359
Income tax benefit	(402)	--	--

Earnings before cumulative effect of change in
accounting principle	49,541	86,198	76,359
Cumulative effect of change in accounting principle	--	(2,782)	--

Net earnings	$49,541	$83,416	$76,359

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)

			Accumulated other comprehensive income (loss)
	Limited partner	General partner	Risk management	Currency translation adjustments	Pension liability	Total partners' capital
August 1, 2001	$199,118	$2,034	$(289)	$--	$(2,092)	$198,771
Contributions in connection with
ESOP compensation charge	5,165	53	--	--	--	5,218
Quarterly cash and accrued distributions	(99,031)	(1,011)	--	--	--	(100,042)
Net assets contributed by Ferrellgas Partners and
the general partner in connection with acquisitions	2,333	24	--	--	--	2,357
Comprehensive income:
Net earnings	75,588	771	--	--	--	76,359
Other comprehensive income (loss):
Net losses on risk management derivatives	--	--	(153)	--	--
Reclassification of net losses on
derivatives	--	--	289	--	--
Pension liability adjustment	--	--	--	--	(527)	(391)

Comprehensive income						75,968

July 31, 2002	183,173	1,871	(153)	--	(2,619)	182,272
Contributions in connection with
ESOP compensation charge	6,710	68	--	--	--	6,778
Quarterly cash and accrued distributions	(100,404)	(1,025)	--	--	--	(101,429)
Cash contributed by Ferrellgas Partners and
the general partner	17,576	179	--	--	--	17,755
Net assets contributed by Ferrellgas Partners and
the general partner in connection with acquisitions	41,792	427	--	--	--	42,219
Comprehensive income:
Net earnings	82,573	843	--	--	--	83,416
Other comprehensive income:
Reclassification of net gains on
derivatives	--	--	153	--	--
Pension liability adjustment	--	--	--	--	651	804

Comprehensive income						84,220

July 31, 2003	231,420	2,363	--	--	(1,968)	231,815
Contributions in connection with
ESOP compensation charge	7,812	80	--	--	--	7,892
Quarterly cash and accrued distributions	(110,958)	(1,133)	--	--	--	(112,091)
Cash contributed by Ferrellgas Partners and
the general partner	88,937	907	--	--	--	89,844
Net assets contributed by Ferrellgas Partners and
the general partner in connection with acquisitions	203,794	2,074	--	--	--	205,868
Comprehensive income:
Net earnings	49,041	500	--	--	--	49,541
Other comprehensive income:
Net gains on risk management derivatives	--	--	1,911	--	--
Reclassification of net gains on
derivatives	--	--	(139)	--	--
Foreign currency translation adjustments	--	--	--	16	--
Pension liability adjustment	--	--	--	--	910	2,698

Comprehensive income						52,239

July 31, 2004	$470,046	$4,791	$1,772	$16	$(1,058)	$475,567

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$49,541	$83,416	$76,359
Reconciliation of net earnings to net cash provided
by operating activities:
Cumulative effect of change in accounting principle	--	2,782	--
Depreciation and amortization expense	57,115	40,779	41,937
Employee stock ownership plan compensation charge	7,892	6,778	5,218
Loss on disposal of assets	6,120	5,419	3,223
Other	7,913	6,134	482
Changes in operating assets and liabilities, net of effects
from business acquisitions:
Accounts and notes receivable, net of securitization	(24,943)	(16,308)	19,614
Inventories	(5,264)	(17,097)	17,318
Prepaid expenses and other current assets	(102)	1,616	1,661
Accounts payable	17,227	4,910	(1,385)
Accrued interest expense	4,868	661	(511)
Other current liabilities	(12,928)	(1,202)	1,915
Other liabilities	890	1,379	2,057
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	30,000	60,000	30,000
Proceeds from collections reinvested in revolving
period accounts receivable securitizations	627,389	562,883	360,677
Remittances of amounts collected as servicer of
accounts receivable securitizations	(669,689)	(588,883)	(421,677)

Net cash provided by operating activities	96,029	153,267	136,888

Cash flows from investing activities:
Cash paid for assumed merger and related obligations	(343,414)	--	--
Business acquisitions, net of cash acquired	(40,960)	(7,139)	(6,294)
Cash paid for acquisition transaction fees	(1,476)	--	--
Capital expenditures - tank lease buyout	--	(155,600)	--
Capital expenditures - technology initiative	(8,688)	(21,203)	(23,114)
Capital expenditures - other	(32,692)	(18,310)	(14,402)
Other	1,743	2,905	4,237

Net cash used in investing activities	(425,487)	(199,347)	(39,573)

Cash flows from financing activities:
Distributions	(112,092)	(102,233)	(100,062)
Contributions from partners	282,374	18,182	33
Proceeds from issuance of debt	262,423	140,000	--
Principal payments on debt	(50,256)	(16,367)	(3,069)
Net reductions to short-term borrowings	(43,719)	--	--
Cash paid for financing costs	(6,353)	(2,074)	--

Net cash provided by (used in) financing activities	332,377	37,508	(103,098)

Effect of exchange rate changes on cash	16	--	--
Increase (decrease) in cash and cash equivalents	2,935	(8,572)	(5,783)
Cash and cash equivalents - beginning of period	10,816	19,388	25,171

Cash and cash equivalents - end of period	$13,751	$10,816	$19,388

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$47,325	$42,843	$42,732

Income taxes	$--	$--	$--

See notes to consolidated financial statements.

FERRELLGAS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise designated)

A.     Partnership organization and formation

Ferrellgas, L.P. was formed April 22, 1994, and is a Delaware limited partnership. Ferrellgas, L.P. was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (“general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). The general partner holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in and consolidates Ferrellgas, L.P. Ferrellgas Partners and Ferrellgas, L.P. are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

On July 17, 1998, 100% of the outstanding common stock of Ferrell Companies was purchased primarily from Mr. James E. Ferrell (“Mr. Ferrell”) and his family by a newly created leveraged employee stock ownership trust (“ESOT”) established pursuant to the Ferrell Companies Employee Stock Ownership Plan (“ESOP”). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas, L.P. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees’ ESOP accounts.

On June 5, 2000, Ferrellgas, L.P.‘s partnership agreement was amended to allow the general partner to have an option in maintaining its 1.0101% general partner interest in Ferrellgas, L.P. concurrent with the issuance of other additional equity. Prior to this amendment, the general partner was required to make capital contributions to Ferrellgas, L.P. in order to maintain its 1.0101% general partner interest concurrent with the issuance of any additional equity.

B.      Summary of significant accounting policies

(1)        Nature of operations: Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers. As of April 21, 2004, Ferrellgas, L.P. became the leading national provider of portable tank exchange see Note C – Business combinations – for additional discussion about the Blue Rhino contribution.

(2)        Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, and valuation methods of derivative commodity contracts.

(3)        Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all material intercompany accounts and transactions. In connection with the Blue Rhino contribution, Ferrellgas, L.P. also consolidates the following wholly-owned taxable corporations: Uniflame Corporation, UniAsia, Ltd., QuickShip, Inc., Blue Rhino Global Sourcing, LLC and Blue Rhino Canada, Inc. Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly owned unconsolidated subsidiary, is a qualifying special purpose entity. Ferrellgas, L.P. also consolidates R-4 Technical Center-NC, LLC based on its ability to exert control over this subsidiary.

(4)        Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to the accounts receivable securitization and transactions with related parties and business combinations and are disclosed in Note C – Business Combinations, Note F – Accounts receivable securitization and Note L – Transactions with related parties, respectively.

(5)       Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods. Ferrellgas, L.P. enters into commodity derivative contracts involving propane and related products to hedge, reduce risk and anticipate market movements. The fair value of these derivative contracts is classified as inventory.

(6)        Accounts receivable securitization: Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. Ferrellgas, L.P. accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the related receivables are removed from the consolidated balance sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received. The retained interest is included in “Accounts and notes receivable” in the consolidated balance sheets.

Ferrellgas, L.P. determines the fair value of its retained interests based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, therefore the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas L.P.‘s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note F – Accounts receivable securitization – for further discussion of these transactions.

(7)           Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that are (i) greater than $1 thousand, (ii) upgrade, replace or completely rebuild major mechanical components and (iii) extend the original book life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note E – Supplemental financial statement information – for further discussion of property, plant and equipment.

(8)         Goodwill: Goodwill is not amortized and is tested for impairment each January 31 on an annual basis or more frequently if circumstances dictate. Beginning in the first quarter of fiscal year 2002, Ferrellgas adopted SFAS No. 142 “Goodwill and Other Intangible Assets” which modified the financial accounting and reporting for acquired goodwill and other intangible assets, including the requirement that goodwill and some intangible assets no longer be amortized. Ferrellgas, L.P. did not recognize any impairment losses as a result of these tests. Ferrellgas, L.P. assesses the carrying value of goodwill at a reporting unit level, at least annually, based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into consideration the quoted market price of Ferrellgas Partners’ common units. For purposes of Ferrellgas, L.P.‘s goodwill impairment test, Ferrellgas, L.P. has determined that it has one reporting unit.

(9)        Intangible assets: Intangible assets with definite lives, consisting primarily of customer lists, noncompete agreements and and patented technology, are stated at cost, net of amortization calculated using either straight-line or accelerated methods over periods ranging from two to 15 years. Tradenames and trademarks have indefinite lives and are not amortized, are also stated at cost. Ferrellgas, L.P. reviews identifiable intangibles for impairment in a similar manner as with long-lived assets. Ferrellgas, L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. See Note G – Intangible assets, net – for further discussion of intangible assets.

(10)        Accounting for derivative commodity contracts: Ferrellgas, L.P. enters into commodity options involving propane to specifically hedge certain price risks. Any changes in the fair value of these specific cash flow hedge positions are deferred and included in other comprehensive income and recognized as an adjustment to cost of product sold in the month the forecasted price risk is settled. Ferrellgas, L.P. also enters into other commodity forward and futures purchase/sale agreements and commodity swaps and options involving propane and related products, which are not specific hedges to a certain product cost risk, but are used for risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject Ferrellgas, L.P. to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried on the consolidated balance sheets at fair value with changes in that value recognized in earnings. Ferrellgas, L.P. classifies all gains and losses from these derivative commodity contracts entered into for product risk management purposes as cost of product sold in the consolidated statements of earnings. See Note K – Deivatives — for further discussion.

(11)         Asset retirement obligation: SFAS No. 143 "Accounting for Asset Retirement Obligations" provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas, L.P. adopted SFAS No. 143 beginning in fiscal year 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during fiscal year 2003, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. Ferrellgas, L.P. believes the implementation will not have a material ongoing effect on its consolidated financial position, results of operations and cash flows. These obligations relate primarily to the estimated future expenditures required to retire Ferrellgas, L.P.‘s underground storage facilities. The remaining period until these facilities will require closure and remediation expenditures is approximately 50 years.

(12)        Revenue recognition: Revenues from the distribution of propane are recognized by Ferrellgas, L.P. at the time product is delivered to its customers. Revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue.

(13)        Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within depreciation and amortization expense. Lease expenses on delivery vehicles Ferrellgas, L.P. leases are classified within equipment lease expense. See Note E – Supplemental financial statement information — for the financial statement presentation of shipping and handling expenses.

(14)        Cost of product sold: Cost of product sold includes all costs to acquire propane, other gas liquids and non-gas items, including the results from all risk management activities and the costs of storing and transporting inventory to Ferrellgas L.P.‘s customers. Cost of product sold also includes costs related to the refurbishment of Ferrellgas, L.P.‘s portable propane tanks.

(15)         Operating expenses: Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(16)        Income taxes: Ferrellgas, L.P. is a limited partnership and owns seven subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.‘s earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners. Accordingly, except for the effect from the taxable corporations, no recognition has been given to income taxes in the accompanying consolidated financial statements of Ferrellgas, L.P. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under Ferrellgas, L.P.‘s partnership agreement.

(17)        Unit and stock-based compensation: Ferrellgas, L.P. accounts for the Ferrellgas Partners Unit Option Plan (“unit option plan”) and the Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”) using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the unit option plan, or for the ICP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, Ferrellgas, L.P.‘s net earnings and earnings per unit would have been adjusted as noted in the table below:

	2004	2003	2002
Net earnings as reported	$49,541	$83,416	$76,359
Deduct: Total stock-based employee
compensation expenses determined under fair
value based method for all awards	(1,133)	(952)	(992)

Pro forma net earnings	$48,408	$82,464	$75,367

The fair value of the ICP stock options granted during the 2004, 2003 and 2002 fiscal years were determined using a binomial option valuation model with the following assumptions: a) a one percent dividend, b) average stock price volatility of 17.9%, 18.6% and 19.2% used in 2004, 2003 and 2002, respectively, c) the risk-free interest rate used was 3.8%, 4.0% and 4.3% in 2004, 2003 and 2002, respectively and d) expected life of the options between five and 12 years.

See Note O – Unit options of Ferrellgas Partners and stock options of Ferrell Companies – for further discussion and disclosure of stock-based compensation.

(18)        Segment information: Ferrellgas, L.P. is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(19)         Adoption of New Accounting Standards: The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” FASB Financial Interpretation No. 46 “Consolidation of Variable Interest Entities,” Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and SFAS No. 132R “Employers’Disclosures about Pensions and Other Postretirement Benefits.”

SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal year 2004. SFAS No. 150 did not have a material effect on Ferrellgas, L.P.‘s consolidated financial position, results of operations and cash flows.

FASB Financial Interpretation No. 46 (“FIN 46”) clarified Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, which addresses new effective dates and certain implementation issues. The interpretation is generally effective for the periods ending after December 15, 2003. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business, provided certain criteria are met. Ferrellgas, L.P. does not have any variable interest entities that would be subject to this revised interpretation.

EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities, such as the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance is applicable to agreements entered into in quarters beginning after June 15, 2003. Ferrellgas, L.P. adopted this new accounting pronouncement beginning August 1, 2003. The implementation of this pronouncement did not have a material impact on Ferrellgas, L.P.‘s consolidated financial position, results of operations and cash flows, because it does not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

SFAS No. 132R revises and improves employers’ financial statement disclosures about defined benefit pension plans and other postretirement benefit plans. This revised statement does not change the measurement or recognition of those plans and retains the disclosures required by the original SFAS No. 132. This revised statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This revised statement is effective for fiscal year 2004. SFAS No. 132R did not have a material effect on Ferrellgas, L.P.‘s consolidated financial position, results of operations and cash flows.

C.     Business combinations

During the year ended July 31, 2004, Ferrellgas, L.P. completed one material business combination and ten smaller business combinations. Each of the business combinations was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a period of time following each business combination. The Blue Rhino contribution allocation is preliminary pending the completion of the valuation of tangible and intangible assets and the calculation of other costs. The results of operations from these business combinations are included in Ferrellgas, L.P.‘s consolidated financial statements from the date of the business combinations.

	Allocation of Purchase Price
Business combinations	Purchase Price	Working Capital	Property Plant & Equipment	Intangible Assets	Goodwill	Other
Blue Rhino (April 2004)	$414,772	$21,333	$91,544	$164,100	$137,334	$461

Others (various)	43,293	--	24,576	18,489	244	(16)

	$458,065	$21,333	$116,120	$182,589	$137,578	$445

Intangible assets subject to amortization include:

o	$95.5 million assigned to customer lists, to be amortized over 15 years;

o	$3.3 million assigned to non-compete agreements, to be amortized over three years; and

o	others totaling $6.3 million to be amortized over a weighted average period of seven years.

Intangible assets not subject to amortization include $59.0 million assigned to tradenames and trademarks.

The other ten smaller propane distribution businesses acquired during the year ended July 31, 2004, included the following:

o	Chapman's Propane Co., Inc, based in Illinois, acquired August 2003;

o	Bud's Propane Service, Inc., based in Oregon, acquired September 2003;

o	Prairie Land Coop, based in Iowa, acquired October 2003;

o	Aeropres Propane, Inc., based in Louisiana and Arkansas, acquired December 2003;

o	Suburban Propane's Midwest Retail Operations, based in Texas, Oklahoma, Missouri and Kansas, acquired January 2004;

o	Crow's LP Gas Co, based in Iowa, acquired March 2004;

o	Hilltop Supply Company, based in Southern California, acquired March 2004;

o	Blue Ribbon Propane, based in Canada, acquired May 2004;

o	C. Barron & Sons, Inc., based in Michigan, acquired June 2004; and

o	Tri-Counties Gas Companies, based in Northern California, acquired July 2004.

These purchases of the ten smaller propane distribution businesses and additional expenditures for prior year acquisitions were funded by $41.0 million in cash payments, the contribution of net assets of $1.5 million from Ferrellgas Partners and $0.8 million of notes payable to the seller. The estimated fair values and useful lives of assets acquired are based on a preliminary valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these acquired businesses to determine the final allocation of the total purchase price to the various assets acquired.

      Blue Rhino contribution

On April 20, 2004, FCI Trading Corp. (“FCI Trading”), an affiliate of the general partner, acquired all of the outstanding common stock of Blue Rhino Corporation in an all-cash merger. Pursuant to an Agreement and Plan of Merger dated February 8, 2004, a subsidiary of FCI Trading merged with and into Blue Rhino Corporation whereby the then current stockholders of Blue Rhino Corporation were granted the right to receive a payment from FCI Trading of $17.00 in cash for each share of Blue Rhino Corporation common stock outstanding on April 20, 2004. FCI Trading thereafter became the sole stockholder of Blue Rhino Corporation and immediately after the merger, FCI Trading converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC.

In a non-cash contribution, pursuant to a Contribution Agreement dated February 8, 2004, FCI Trading contributed on April 21, 2004 all of the membership interests in Blue Rhino LLC to the Ferrellgas, L.P. through a series of transactions and the Ferrellgas, L.P. assumed FCI Trading’s obligation under the Agreement and Plan of Merger to pay the $17.00 per share to the former stockholders of Blue Rhino Corporation together with other specific obligations, as detailed in the following table:

Assumption of obligations under the contribution agreement	$343,414
Common units and general partner interest issued	8,700
Assumption of Blue Rhino's bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	18,939

$414,772

In consideration of this contribution, Ferrellgas Partners issued 0.2 million common units to FCI Trading. Both Ferrellgas Partners and FCI Trading have agreed to indemnify the general partner from any damages incurred by the general partner in connection with the assumption of any of the obligations described above. Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into the Ferrellgas, L.P. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”

In addition to the payment of $17.00 per share to the former stockholders of Blue Rhino Corporation, each vested stock option and warrant that permitted its holder to purchase common stock of Blue Rhino Corporation that was outstanding immediately prior to the merger was converted into the right to receive a cash payment from Blue Rhino Corporation equal to the difference between $17.00 per share and the applicable exercise price of the stock option or warrant. Unvested options and warrants not otherwise subject to automatic accelerated vesting upon a change in control vested on a pro rata basis through April 19, 2004, based on their original vesting date. The total payment to the former Blue Rhino Corporation stockholders for all common stock outstanding on April 20, 2004 and for those Blue Rhino Corporation options and warrants then outstanding was $343.4 million.

Prior to this contribution, Blue Rhino Corporation was the leading national provider of propane by portable tank exchange as well as a leading supplier of complementary propane and non-propane products to consumers through many of the nation’s largest retailers.

Ferrellgas, L.P.‘s valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $137.3 million. This preliminary valuation of goodwill was based on Ferrellgas, L.P.‘s belief that the contributions of Blue Rhino will be beneficial to Ferrellgas, L.P.‘s and Blue Rhino’s operations as Blue Rhino’s counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas, L.P. with the ability to better utilize its seasonal resources to complement Ferrellgas, L.P.‘s retail distribution locations with Blue Rhino’s existing distributor network. Ferrellgas, L.P. has not yet obtained all information required to complete the evaluation and allocation of the purchase price for the Blue Rhino contribution. The final evaluation and allocation will be completed in fiscal year 2005.

The results of operations of Blue Rhino for the period from April 21, 2004 through July 31, 2004 are included in the statement of earnings of the combined entity for the year ended July 31, 2004.

      Pro forma results of operations

The following summarized unaudited pro forma results of operations for the year ended July 31, 2004 and 2003, assumes that the Blue Rhino contribution had occurred as of the beginning of the period presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas, L.P. had completed the Blue Rhino contribution as of the beginning of the periods presented or (ii) the results that will be attained in the future. Nonrecurring items included in the reported pro forma results of operations for the year ended July 31, 2003, include $2.5 million of income related to net proceeds from a litigation settlement in March 2003. Items not included in the reported pro forma results of operations for the year ended July 31, 2004, are $3.3 million of nonrecurring charges incurred by Blue Rhino Corporation in the period from February 1, 2004 through April 20, 2004, that are directly attributable to the Blue Rhino contribution.

	For the year ended July 31,
	2004	2003

Revenues	$1,541,524	$1,479,861
Earnings before cumulative effect of change in accounting
principle	32,076	90,583
Net earnings	$32,076	$87,801

During the year ended July 31, 2003, Ferrellgas, L.P. acquired, or had contributed to it, the following propane distribution businesses with an aggregate value at $51.1 million:

o	ProAm, Inc., based primarily in Georgia and Texas, acquired December 2002;

o	a branch of Cenex Propane Partners Co., based in Iowa, acquired November 2002;

o	Northstar Propane, based in Nevada, acquired November 2002;

o	Pettit Oil Company, Inc., based in Washington, acquired May 2003; and

o	Wheeler's Bottled Gas, Inc., based in Ohio, acquired July 2003.

These purchases were funded by $9.0 million of cash payments, the contribution of net assets of $41.6 million from Ferrellgas Partners and $0.5 million in the issuance of notes payable to the seller and other costs and consideration.

The aggregate value of these five propane distribution businesses were allocated as follows: $29.6 million for assets such as customer tanks, buildings and land, $1.1 million for non-compete agreements, $12.5 million for customer lists and $7.9 million for net working capital. Net working capital was comprised of $8.7 million of current assets and $0.8 million of current liabilities. The estimated fair values and useful lives of assets acquired are based on a valuation and include final valuation adjustments. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

During the year ended July 31, 2002, Ferrellgas, L.P. acquired the following propane distribution businesses with an aggregate value at $10.8 million:

o	Blue Flame Bottle Gas, based in southern Arizona, acquired December 2001;

o	Alabama Butane Co., based in central and south Alabama, acquired November 2001; and

o	Alma Farmers Union Co-op, based in western Wisconsin, acquired September 2001.

The purchases were funded by $6.3 million of cash payments, the issuance of 0.1 million common units by Ferrellgas Partners valued at an aggregate of $2.3 million, and $2.2 million of notes payable to the seller. The aggregate value was allocated as follows: $7.1 million for assets such as customer tanks, buildings and land, $2.7 million for non-compete agreements, $1.2 million for customer lists, $32 thousand for other assets and $(0.2) million for net working capital. Net working capital was comprised of $0.5 million of current assets and $0.7 million of current liabilities. The weighted average amortization period for non-compete agreements and customer lists are five and 15 years, respectively.

D.     Quarterly distributions of available cash

Ferrellgas, L.P. makes quarterly cash distributions of all of its “available cash.”Available cash is defined in the partnership agreement of Ferrellgas, L.P. as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas, L.P.‘s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April, and July.

Distributions by Ferrellgas, L.P. in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made as an approximate 99% to Ferrellgas Partners and an approximate 1% to the general partner.

E.     Supplemental financial statement information

Inventories consist of:

	2004	2003
Propane gas and related products	$69,570	$49,772
Appliances, parts and supplies	34,008	19,305

	$103,578	$69,077

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to buy product for supply purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year.

Property, plant and equipment consist of:

	Estimated useful lives	2004	2003
Land	indefinite	$37,726	$30,618
Land improvements	2-20	10,458	9,150
Buildings and improvements	20	61,905	55,010
Vehicles, including transport trailers	8-20	89,517	79,708
Furniture and fixtures	5	7,772	7,630
Bulk equipment and district facilities	5-30	99,111	77,717
Tanks and customer equipment	2-30	735,465	667,946
Computer equipment and software	2-5	80,739	27,311
Computer software development in progress	n/a	--	44,869
Construction in progress	n/a	14,300	2,240

		1,136,993	1,002,199
Less: accumulated depreciation		344,557	317,282

		$792,436	$684,917

During fiscal year 2004, Ferrellgas, L.P. placed in service $49.0 million of computer software, which will be depreciated using the straight-line method over its estimated useful life of 5 years.

Ferrellgas, L.P. capitalized $0.6 million, 2.2 million and $0.7 million of interest expense related to the development of computer software for the years ended July 31, 2004, 2003 and 2002, respectively. During fiscal year 2003, $7.0 million was paid related to the development of new computer software that was acquired during fiscal year 2002. Depreciation expense totaled $41.2 million, $28.2 million and $27.9 million for the fiscal years ended July 31, 2004, 2003, and 2002, respectively.

Other current liabilities consist of:

	2004	2003
Accrued interest	$25,994	$21,126
Accrued payroll	16,989	22,848
Accrued insurance	6,942	9,535
Other	38,145	23,702

	$88,070	$77,211

Loss on disposal of assets and other consist of:

	For the year ended July 31,
	2004	2003	2002
Loss on disposal of assets	$6,120	$5,419	$3,223
Loss on transfer of accounts receivable related to the
accounts receivable securitization	2,454	2,224	2,019
Service income related to the accounts receivable
securitization	(1,406)	(964)	(1,285)

Loss on disposal of assets and other	$7,168	$6,679	$3,957

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2004	2003	2002
Operating expense	$136,768	$126,452	$123,226
Depreciation and amortization expense	6,396	5,522	6,930
Equipment lease expense	15,232	11,354	11,479

	$158,396	$143,328	$141,635

F.     Accounts receivable securitization

On September 26, 2000, Ferrellgas, L.P. entered into an accounts receivable securitization facility with Bank One, NA. As part of this renewable 364-day facility, Ferrellgas, L.P. transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit of Banc One, NA. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectibility of these receivables. Ferrellgas, L.P. structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction as required by Banc One, NA and to comply with Ferrellgas L.P.‘s various debt covenants. As a servicer, Ferrellgas, L.P. remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas, L.P. renewed the facility for an additional 364-day commitment on September 21, 2004.

Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.‘s retained interest in these receivables is reduced. As of July 31, 2004 and 2003, the balance of the retained interest was $5.2 million and $8.1 million, respectively and was classified as accounts receivable on the consolidated balance sheets. At July 31, 2004, $27.1 million had been transferred compared with $42.5 million at July 31, 2003.Ferrellgas, L.P. had the ability to transfer, at its option, an additional $40.4 million of its trade accounts receivable at July 31, 2004. The net non-cash activity relating to this retained interest was $0.7 million, $1.8 million and $3.3 million during the years ended July 31, 2004, 2003, and 2002, respectively. These amounts reported in the consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 2.0%, 1.6% and 3.6% during the years ended July 31, 2004, 2003 and 2002, respectively. Bad debt expense for these transferred receivables totaled $0.3 million, $0.3 million and $0.2 million during the years ended July 31, 2004, 2003 and 2002, respectively.

G.     Intangible assets, net

        Intangible assets, net consist of:

	July 31, 2004			July 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Customer lists	$326,352	$(140,766)	$185,586	$220,061	$(133,548)	$86,513
Non-compete agreements	71,697	(56,468)	15,229	64,020	(52,376)	11,644
Other	6,289	(979)	5,310	--	--	--

	404,338	(198,213)	206,125	284,081	(185,924)	98,157
Unamortized intangible assets
Tradenames & trademarks	59,000	--	59,000	--	--	--

Total	$463,338	$(198,213)	$265,125	$284,081	$(185,924)	$98,157

On April 21, 2004, intangible assets, net increased $164.1 million in connection with the Blue Rhino contribution. See Note C – Business combinations – for additional discussion about the Blue Rhino contribution.

Customer lists have estimated lives of 15 years, while non-compete agreements have estimated lives ranging from two to 10 years. Ferrellgas, L.P. believes that trademarks and tradenames have an indefinite useful life due to Ferrellgas, L.P.‘s intention to utilize all acquired trademarks and tradenames. Other intangible assets have estimated lives ranging from 2 to 10 years.

Aggregate amortization expense:

	2004	2003	2002
For the years ended July 31,	$15,893	$12,539	$14,022

Estimated amortization expense:

For the years ended July 31
2005	$21,916
2006	21,014
2007	19,702
2008	18,769
2009	18,158

H.     Long-term debt

Long-term debt consists of:

	2004	2003
Senior notes
Fixed rate, 7.16% due 2005-2013 (1)	$350,000	$350,000
Fixed rate, 8.8%, due 2006-2009 (2)	184,000	184,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $882 (3)	249,118	--
Credit agreement, variable interest rates, expiring 2006	92,900	--
Notes payable, 7.3% and 7.5% weighted average interest rates,
respectively, due 2004 to 2011	9,014	10,108
Capital lease obligations	469	--

	885,501	670,808
Less: current portion, included in other current liabilities on the consolidated
balance sheets	2,839	2,151

	$882,662	$668,657

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

(3)

On Ferrellgas, L.P. fixed rate senior notes, issued in April 2004 are general unsecured obligations of the Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of the Ferrellgas, L.P. and senior to all subordinated indebtedness of the Ferrellgas, L.P. The outstanding principal amount is due on May 1, 2014. In general, the Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

On April 20, 2004, subsidiaries of Ferrellgas, L.P. completed a private placement of $250.0 million in principal amount of 6.75% senior notes due 2014 at a price to the noteholders of 99.637% per note. In the offering, the subsidiaries received proceeds, net of underwriting discounts and commissions, of $243.5 million. The subsidiaries then merged into Ferrellgas, L.P. and Ferrellgas Finance Corp., a subsidiary of Ferrellgas, L.P., on April 20, 2004 with Ferrellgas, L.P. and Ferrellgas Finance Corp. assuming the payment obligation of the notes. The proceeds of the notes were used to pay a portion of the merger consideration assumed by the operating partnership of $17.00 per share to the then former common stockholders of Blue Rhino Corporation in connection with the contribution of Blue Rhino to Ferrellgas, L.P. by an affiliate of the general partner. See additional discussion about the Blue Rhino contribution in Note C — Business combinations.

Interest on the 6.75% senior notes due 2014 is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2004.

On December 10, 2002, Ferrellgas, L.P. refinanced its $157.0 million bank credit facility with a $307.5 million amended bank credit facility, using $155.6 million of the funds available thereunder to purchase propane tanks and related assets that it previously leased, plus making a $1.2 million payment of related accrued lease expense. The remaining portion of the amended bank credit facility is available for working capital, acquisition, capital expenditure and general partnership purposes and will terminate on April 28, 2006, unless extended or renewed. The credit facility has a letter of credit sub-facility with availability of $80.0 million. As of July 31, 2004, Ferrellgas, L.P. had borrowings of $92.9 million, at a weighted average interest rate of 3.7%, under this amended bank credit facility.

All borrowings under the amended bank credit facility bear interest, at Ferrellgas L.P.‘s option, at a rate equal to either:

o	the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2004, the federal funds rate and Bank of America’s prime rate were 1.29% and 4.25%, respectively); or

o	the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2004, the one-month Eurodollar Rate was 1.44%).

In addition, an annual commitment fee is payable on the daily unused portion of the credit facility at a per annum rate varying from 0.375% to 0.625% (as of July 31, 2004, the commitment fee per annum rate was 0.5%).

Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $55.3 million and $44.7 million at July 31, 2004 and 2003, respectively. At July 31, 2004, Ferrellgas, L.P. had $159.3 million of funding available. Ferrellgas, L.P. incurred commitment fees of $0.6 million, $0.5 million and $0.4 million in fiscal years 2004, 2003 and 2002, respectively.

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

I.     Guarantees

FASB Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. As of July 31, 2004, the only material guarantees that Ferrellgas, L.P. had outstanding were associated with residual value guarantees of operating leases. These operating leases are related to transportation equipment with remaining lease periods scheduled to expire over the next seven fiscal years. Upon completion of the lease period, Ferrellgas, L.P. guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or Ferrellgas, L.P. will pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $1.1 million as of July 31, 2004. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is $14.0 million.

J.     Partner’s capital

Partner’s capital consists of a 98.9899% limited partner interest held by Ferrellgas Partners and a 1.0101% general partner interest held by the general partner. Limited partner interests in Ferrellgas L.P. give the holder thereof the right to participate in distributions made by Ferrellgas L.P. and to exercise the other rights and privileges available to such holders under the Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated April 7, 2004 (the “OLP Partnership Agreement”). Limited partner interests in Ferrellgas L.P. are not represented by units and, under the terms of the OLP Partnership Agreement, give the holder thereof limited voting rights on matters affecting the business of Ferrellgas L.P.

During April 2004, in connection with the Blue Rhino contribution and related transactions, Ferrellgas Partners made a cash contribution of $192.5 million and a non-cash contribution of $9.8 million. See additional discussion about the Blue Rhino contribution in Note F — Business combinations. On June 10, 2004, Ferrellgas Partners made a capital contribution of $51.0 million in cash to Ferrellgas, L.P. and these proceeds were used to reduce borrowings outstanding under its bank credit facility. On December 1, 2003, Ferrellgas Partners made a capital contribution of $37.9 million in cash to Ferrellgas, L.P. and these proceeds were used to reduce borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

During fiscal year 2003, Ferrellgas, L.P. received a cash contribution of $17.8 million and a net asset contribution of $42.2 million from Ferrellgas Partners and the general partner. See Note C – Business combinations – for further discussion of the net asset transaction. During fiscal year 2002, Ferrellgas, L.P. received a net asset contribution of $2.4 million from Ferrellgas Partners and the general partner.

During August 2004, Ferrellgas Partners and the general partner made contributions of $55.3 million and $0.5 million, respectively to the operating partnership. See Note R –Subsequent event – for further discussion.

K.     Derivatives

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. Ferrellgas, L.P. records changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Ferrellgas L.P.‘s overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Other derivatives are entered into to reduce interest rate risk associated with long term debt and lease obligations. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Ferrellgas, L.P. uses cash flow hedges to manage exposures to product purchase price risk and uses both fair value and cash flow hedges to manage exposure to interest rate risks.

Fluctuations in the wholesale cost of propane expose Ferrellgas, L.P. to purchase price risk. Ferrellgas, L.P. purchases propane at various prices that are eventually sold to its customers, exposing Ferrellgas, L.P. to future product price fluctuations. Also, certain forecasted transactions expose Ferrellgas, L.P. to purchase price risk. Ferrellgas, L.P. monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. Ferrellgas, L.P. uses derivative contracts to hedge a portion of its forecasted purchases for up to one year in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted transaction impacts earnings. As of July 31, 2004, Ferrellgas, L.P. had a fair value adjustment classified as OCI and a reclassification of net gains of $1.9 million and $(0.1) million, respectively, on the consolidated statement of partners’ capital. Ferrellgas, L.P. did not have any product hedge positions outstanding as of July 31, 2003, therefore there was no fair value adjustment classified as OCI on the consolidated statements of partners’ capital at July 31, 2003. The risk management fair value adjustments of $(0.2) million included in OCI at July 31, 2002, was reclassified into earnings during fiscal year 2003. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold. During fiscal years ended July 31, 2004, 2003, and 2002, Ferrellgas, L.P., did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. The fair value of the derivatives related to purchase price risk are classified on the consolidated balance sheets as inventories.

Through its risk management trading activities, Ferrellgas, L.P., also purchases and sells derivatives that are not designated as accounting hedges to manage other risks associated with commodity prices. The types of contracts utilized in these activities include energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. Ferrellgas, L.P., utilizes published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. The changes in fair value of these risk management trading activities are recognized as they occur in cost of product sold in the consolidated statements of earnings. During fiscal years ended July 31, 2004, 2003 and 2002, Ferrellgas, L.P., recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $0.5 million, $5.9 million, and $(6.1) million, respectively.

Estimates related to our risk management trading activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. Assuming a hypothetical 10% adverse change in prices for the delivery month of all energy commodities, the potential loss in future earnings of such a change was estimated at $0.6 million for risk management trading activities as of July 31, 2004. For other risk management activities, the potential loss in future earnings was estimated at $1.4 million at July 31, 2004. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%.

The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for the fiscal years ended July 31, 2004, 2003 and 2002.

	For the year ended July 31,
	2004	2003	2002
Unrealized losses in fair value of contracts outstanding
at beginning of year	$(1,718)	$(4,569)	$(12,587)
Unrealized gains and (losses) recognized at inception of
a contract	--	--	--
Unrealized gains and (losses) recognized as a result of
changes in valuation techniques or assumptions	--	--	--
Other unrealized gains and (losses) recognized	458	5,921	(6,148)
Less: realized gains and (losses) recognized	(1,684)	3,070	(14,166)

Unrealized gains (losses) in fair value of contracts outstanding
at end of year	$424	$(1,718)	$(4,569)

The following table summarizes the maturity of these contracts for the valuation methodologies Ferrellgas, L.P. utilized as of July 31, 2004 and 2003. This table summarizes the contracts where settlement had not yet occurred.

	Fair value of contracts at period-end
Source of fair value	Maturity less than 1 year	Maturity greater than 1 year and less than 18 months
Prices actively quoted	$151	$--
Prices provided by other external sources	273	--
Prices based on models and other valuation methods	--	--

Unrealized gains in fair value of contracts outstanding at
July 31, 2004	$424	$--

Prices actively quoted	$9	$--
Prices provided by other external sources	(1,727)	--
Prices based on models and other valuation methods	--	--

Unrealized losses in fair value of contracts outstanding at
July 31, 2003	$(1,718)	$--

The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the years ended July 31, 2004, 2003 and 2002:

(in thousands)
For the year ended July 31, 2004	18,206
For the year ended July 31, 2003	13,805
For the year ended July 31, 2002	11,162

Ferrellgas, L.P. also uses forward contracts, not designated as accounting hedges under SFAS No. 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and thus are not adjusted to fair market value.

As of July 31, 2004, Ferrellgas, L.P. holds $792.6 million in fixed rate debt and $92.9 million in variable rate debt. Fluctuations in interest rates subject Ferrellgas, L.P. to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas, L.P.‘s fixed rate debt, while increases in interest rates subject Ferrellgas, L.P. to the risk of increased interest expense related to its variable rate debt.

Ferrellgas, L.P. enters into cash flow hedges to help reduce its overall interest rate risk. Interest rate caps were used to hedge the risk associated with rising interest rates and their effect on forecasted transactions related to variable rate debt and lease obligations. These interest rate caps were designated as cash flow hedges and were outstanding until June 2003. The effective portions of changes in the fair value of the hedges were recorded in OCI at interim periods and were recognized as interest expense in the consolidated statements of earnings when the forecasted transaction impacted earnings. During fiscal years ended July 31, 2004, 2003, and 2002, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Cash flow hedges are assumed to hedge the risk of changes in cash flows of the hedged risk.

L.     Transactions with related parties

General and administrative expenses

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.‘s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.‘s business. These costs, which totaled $211.5 million, $201.3 million and $197.9 million for the years ended July 31, 2004, 2003, and 2002, respectively, include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.‘s behalf, as well as general and administrative costs.

Partnership distributions paid

Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $111.0 million, $101.2 million and $99.1 million, respectively, during fiscal years 2004, 2003 and 2002. Ferrellgas, L.P. paid general partner distributions of $1.1 million, 1.0 million and $1.0 million, respectively, during fiscal years 2004, 2003 and 2002. On August 23, 2004, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $26.6 million and $0.3 million, respectively, that was paid on September 14, 2004.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. Ferrellgas, L.P. enters into transactions with Ferrell International in connection with Ferrellgas, L.P.‘s risk management activities and does so at market prices in accordance with Ferrellgas, L.P.‘s affiliate trading policy approved by the general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing limited accounting services to Ferrell International:

	For the year ended July 31,
	2004	2003	2002
Net receipts (disbursements)	$328	$(245)	$10,692
Receipts from providing accounting services	40	40	40

These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the consolidated statements of earnings. There were no amounts due from or due to Ferrell International at July 31, 2004, except for 75 thousand barrels of propane to be delivered from Ferrell International valued at $2.1 million.

See additional discussions about transactions with related parties in Note J —Partners’ capital.

M.     Contingencies and commitments

Litigation

Ferrellgas, L.P.‘s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and credit facilities. Amounts shown in the table below represent Ferrellgas, L.P. scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. See Note H — Long-term debt — for a description of these debt obligations.

Operating lease commitments and buyouts

Ferrellgas, L.P. leases certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas, L.P.‘s third-party operating leases with terms in excess of one year for the periods indicated. These off-balance sheet arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. Ferrellgas, L.P. accounts for these arrangements as operating leases. These off-balance sheet arrangements enable Ferrellgas, L.P. to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing. Most of the operating leases involving Ferrellgas, L.P.‘s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $14.0 million. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating  lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.‘s contractual obligations as of July 31, 2004:

	Future minimum rental and buyout amounts by fiscal year
	2005	2006	2007	2008	2009	Thereafter
Long-term debt,
including
current portion	$2,591	$111,612	$59,751	$91,301	$52,763	$569,200
Capital lease
obligations	$248	$138	$25	$29	$29	--
Operating lease
obligations	$23,236	$18,471	$13,994	$10,263	$7,451	$7,803
Operating lease buyouts
	$6,269	$2,247	$7,535	$1,728	$3,204	$5,227

Certain property and equipment is leased under noncancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2021. Rental expense under these leases totaled $27.0 million, $30.0 million, and $37.0 million for the years ended July 31, 2004, 2003, and 2002, respectively.

N.     Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its partners. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.‘s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charge increased during fiscal years 2004 and 2003 primarily due to the increase in the fair value of the Ferrell Companies shares allocated to employees. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, Ferrellgas, L.P. suspended future contributions to the profit sharing plan beginning with fiscal year 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the ESOP. Contributions for fiscal years ended July 31, 2004, 2003, and 2002, were $3.1 million, $2.9 million, and $2.8 million, respectively, under the 401(k) provisions.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal years 2004, 2003 and 2002, other comprehensive income and other liabilities were adjusted by $(0.9) million, $(0.7) million and $0.5 million, respectively, because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

O.    Unit options of Ferrellgas Partners and stock options of Ferrell Companies

Prior to April 19, 2001, the Second Amended and Restated Ferrellgas Unit Option Plan (the “unit option plan”) authorized the issuance of options (the “unit options”) covering up to 850,000 of Ferrellgas Partners’ common units to employees of the general partner or its affiliates. Effective April 19, 2001, the unit option plan was amended to authorize the issuance of options covering an additional 500,000 common units. The unit option plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan from the unitholders of Ferrellgas Partners was not required. The Board of Directors of the general partner administers the unit option plan, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the unit option plan. No single officer or director of the general partner may acquire more than 314,895 common units under the unit option plan. The unit options outstanding as of July 31, 2004, are exercisable at exercise prices ranging from $16.80 to $21.67 per unit, which was an estimate of the fair market value of the units at the time of the grant. In general, the options currently outstanding under the unit option plan vest over a five-year period, and expire on the tenth anniversary of the date of the grant.

	Number of units	Weighted average exercise price
Outstanding, August 1, 2001	1,229,200	$18.08
Exercised	(55,350)	16.80
Forfeited	(98,450)	18.04

Outstanding, July 31, 2002	1,075,400	18.15
Exercised	(368,900)	18.05
Forfeited	(2,400)	18.80

Outstanding, July 31, 2003	704,100	18.20
Exercised	(233,924)	18.08
Forfeited	--	--

Outstanding, July 31, 2004	470,176	18.26

Options exercisable, July 31, 2004	245,776	18.52

Options exercisable, July 31, 2003	364,300	18.43

Options exercisable, July 31, 2002	594,725	18.25

Options outstanding at July 31, 2004
Range of option prices at end of year	$16.80-$21.67
Weighted average remaining contractual life	5.2 Years

The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The ICP stock options vest ratably in 5% to 10% increments over 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance.

P.     Disclosures about fair value of financial instruments

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.‘s long-term debt instruments was $888.9 million and $685.6 million as of July 31, 2004 and 2003, respectively. The fair value is estimated based on quoted market prices.

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

Q.     Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

Fiscal year ended July 31, 2004

	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$255,414	$486,781	$390,147	$252,039
Gross profit	96,165	194,882	155,816	106,673
Net earnings (loss)	(13,691)	72,608	33,235	(42,611)

Fiscal year ended July 31, 2003

	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$216,314	$464,466	$369,365	$171,494
Gross profit	92,642	209,748	161,431	66,849
Earnings (loss) before
cumulative change in
accounting principle
	(11,338)	92,703	44,923	(40,090)
Net earnings (loss)	(14,120)	92,703	44,923	(40,090)

R.     Subsequent Event

During August, 2004, Ferrellgas, L.P. received $55.3 million and $0.5 million in contributions from Ferrellgas Partners and the general partner, respectively. Ferrellgas, L.P. used the net proceeds to reduce borrowings outstanding under its bank credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheet of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P.), as of July 31, 2004 and 2003, and the related statements of earnings, stockholder’s equity and cash flows for the year ended July 31, 2004 and the period ended July 31, 2003. These financial statements are the responsibility of the Ferrellgas Finance Corp.‘s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended July 31, 2004 and the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 12, 2004

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEET

	July 31,
ASSETS	2004	2003
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	929	515
Accumulated deficit	(929)	(515)

Total stockholder's equity	$1,000	$1,000

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENT OF EARNINGS

	For the year ended July 31, 2004	From inception to to July 31, 2003
Revenues	$--	$--
General and administrative expense	414	515

Net loss	$(414)	$(515)

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENT OF STOCKHOLDER'S EQUITY

	Common stock
	Shares	Dollars	Additional paid in capital	Accum- ulated deficit	Total stockholder's equity
January 16, 2003	--	$--	$--	$--	$--
Initial capitalization	1,000	1,000	--	--	1,000
Capital contribution	--	--	515	--	515
Net loss	--	--	--	(515)	(515)

July 31, 2003	1,000	1,000	515	(515)	1,000
Capital contribution	--	--	414	--	414
Net loss	--	--	--	(414)	(414)

July 31, 2004	1,000	$1,000	$929	($ 929)	$1,000

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENT OF CASH FLOWS

	For the year ended July 31, 2004	From inception to to July 31, 2003
Cash flows from operating activities:
Net loss	$(414)	$(515)

Cash used by operating activities	(414)	(515)

Cash flows from financing activities:
Capital contribution	414	1,515

Cash provided by financing activities	414	1,515

Change in cash	--	1,000
Cash - beginning of year	1,000	--

Cash - end of year	$1,000	$1,000

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

    B.        Commitment

On April 20, 2004, the Partnership issued $250.0 million of 6 3/4% senior notes due 2014. The Partnership may redeem up to 35% of the aggregate principal amount of the notes on or prior to May 1, 2007 with the net proceeds from specified equity offerings. We may also redeem some or all of the notes at any time on or after May 1, 2009.

The Finance Corp. serves as co-obligor for the senior notes.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $361 associated with the current year net operating loss carryforward of $929, which expire at various dates through July 31, 2024, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the years ended July 31, 2004 and 2003, and there is no net deferred tax asset as of July 31, 2004 and 2003.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Ferrellgas Partners, L.P. and Subsidiaries
Independent Registered Public Accounting Firm's Report on Schedules

Schedule I	Parent Company Only Balance Sheets as of July 31, 2004 and 2003 and Statements of Earnings and Cash Flows for the years ended July 31, 2004, 2003 and 2002
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2004, 2003 and 2002

Ferrellgas, L.P. and Subsidiaries
Independent Registered Public Accounting Firm's Report on Schedules

Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2004 and 2003 and for each of the three years in the period ended July 31, 2004 and have issued our report thereon, which expressed an unqualified opinion and included an explanatory paragraph for changes in accounting principles relating to the adoption of Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations” in fiscal 2003 and SFAS No. 142, “Goodwill and Other Intangible Assets” in fiscal 2002, dated October 12, 2004. Our audit also included the financial statement schedule listed in Item 15 of this Form 10-k. This financial statement schedule is the responsibility of the Partnership’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 12, 2004

Schedule I

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

BALANCE SHEETS
(in thousands, except unit data)

	July 31,
ASSETS	2004	2003
Cash and cash equivalents	$1,677	$338
Prepaid expenses and other current assets	737	677
Investment in Ferrellgas, L.P.	470,776	229,452
Other assets, net	4,771	4,690

Total assets	$477,961	$235,157

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable	$147	$193
Other current liabilities	4,723	12,476
Long term debt	270,989	219,569
Other liabilities	3	--
Partners' capital
Senior unitholder (1,994,146 units outstanding
at both 2004 and 2003 - liquidation preference $79,766)	79,766	79,766
Common unitholders (48,772,875 and 37,673,455 units
outstanding in 2004 and 2003, respectively)	178,994	(15,602)
General partner (512,798 and 400,683 units outstanding at
2004 and 2003, respectively)	(57,391)	(59,277)
Accumulated other comprehensive income(loss)	730	(1,968)

Total partners' capital	202,099	2,919

Total liabilities and partners' capital	$477,961	$235,157

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF EARNINGS
(in thousands)

	For the year ended July 31,
	2004	2003	2002
Equity in earnings of Ferrellgas, L.P.	$49,541	$82,573	$75,588
Operating expense	266	435	2

Operating income	49,275	82,138	75,586
Interest expense	(20,296)	(18,205)	(15,592)
Interest income	--	10	9
Early extinguishment of debt expense	--	(7,052)	--
Other income(expense)	71	(142)	(44)

Net earnings	$29,050	$56,749	$59,959

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$29,050	$56,749	$59,959
Early extinguishment of debt expenses	--	1,854	--
Reconciliation of net earnings to
net cash used in operating activities:
Other	1,232	1,202	711
Equity in earnings of Ferrellgas, L.P.	(49,541)	(82,573)	(75,588)

Net cash used in operating activities	(19,259)	(22,768)	(14,918)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	110,958	101,200	99,051
Business acquisitions, net of cash acquired	--	(32,000)	--
Cash contributed to Ferrellgas, L.P.	(281,437)	(17,576)	--

Net cash (used in) provided by investing activities	(170,479)	51,624	99,051

Cash flows from financing activities:
Distributions	(91,882)	(84,729)	(84,075)
Proceeds from issuance of debt	51,625	219,680	--
Principal payments on debt	(8,454)	(160,000)	--
Cash paid for financing costs	(690)	(5,342)	--
Issuance of common units, net of issuance costs
of $676 and $195 in 2004 and 2003, respectively	236,029	26,153	--
Redemption of senior units	--	(31,522)	(777)
Proceeds from exercise of common unit options	4,223	6,725	939
Other	226	124	(42)

Net cash provided by (used in) financing activities	191,077	(28,911)	(83,955)

Increase (decrease) in cash and cash equivalents	1,339	(55)	178
Cash and cash equivalents - beginning of year	338	393	215

Cash and cash equivalents - end of year	$1,677	$338	$393

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to cost/ expenses	Other Additions	Deductions (amounts charged-off)	Balance at end of period
Year ended July 31, 2004
Allowance for doubtful accounts	$2,672	$2,421	$0	(2,570)	$2,523
Year ended July 31, 2003
Allowance for doubtful accounts	$1,467	$4,106	$0	(2,901)	$2,672
Year ended July 31, 2002
Allowance for doubtful accounts	$3,159	$1,604	$0	(3,296)	$1,467

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and Subsidiaries
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas, L.P. and subsidiaries (the “Partnership”) as of July 31, 2004 and 2003 and for each of the three years in the period ended July 31, 2004 and have issued our report thereon, which expressed an unqualified opinion and included an explanatory paragraph for changes in accounting principles relating to the adoption of Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations” in fiscal 2003 and SFAS No. 142, “Goodwill and Other Intangible Assets” in fiscal 2002, dated October 12, 2004. Our audit also included the financial statement schedule listed in Item 15 of this Form 10-k. This financial statement schedule is the responsibility of the Partnership’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 12, 2004

Schedule II

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to cost/ expenses	Other Additions	Deductions (amounts charged-off)	Balance at end of period
Year ended July 31, 2004
Allowance for doubtful accounts	$2,672	$2,421	$0	(2,570)	$2,523
Year ended July 31, 2003
Allowance for doubtful accounts	$1,467	$4,106	$0	(2,901)	$2,672
Year ended July 31, 2002
Allowance for doubtful accounts	$3,159	$1,604	$0	(3,296)	$1,467