Form 10-Q
period 2004-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2004-12-10
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183

Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas L.P.
Ferrellgas Finance Corp.

        (Exact name of registrants as specified in their charters)

Delaware	43-1698480
Delaware	43-1742520
Delaware	43-1698481
Delaware	14-1866671

(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, KS 66210

        (Address of principal executive offices) (Zip Code)

Registrants’ telephone number, including area code: (913) 661-1500

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

Ferrellgas Partners, L.P. Yes [ X ] No [ ]

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. Yes [ ] No [ X ]

At November 30, 2004, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	53,872,475	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

For the quarterly period ended October 31, 2004
FORM 10-Q QUARTERLY REPORT

Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

ASSETS	October 31, 2004	July 31, 2004
Current assets:
Cash and cash equivalents	$23,580	$15,428
Accounts and notes receivable, net	125,360	114,211
Inventories	153,950	103,578
Prepaid expenses and other current assets	13,277	10,022

Total current assets	316,167	243,239
Property, plant and equipment, net	795,765	792,436
Goodwill	261,805	261,768
Intangible assets, net	271,171	265,125
Other assets, net	18,779	15,607

Total assets	$1,663,687	$1,578,175

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$171,118	$104,309
Short-term borrowings	78,756	--
Other current liabilities	89,647	92,793

Total current liabilities	339,521	197,102
Long-term debt	1,097,984	1,153,652
Other liabilities	21,690	20,531
Contingencies and commitments (Note I)	--	--
Minority interest	4,819	4,791
Partners' capital:
Senior unitholder (1,994,146 units outstanding at October 31, 2004 and July 31, 2004 - liquidation preference $79,766 at
October 31, 2004 and July 31, 2004)	79,766	79,766
Common unitholders (51,770,852 and 48,772,875 units outstanding
at October 31, 2004 and July 31, 2004, respectively)	176,032	178,994
General partner unitholder (543,081 and 512,798 units outstanding
at October 31, 2004 and July 31, 2004, respectively)	(57,440)	(57,391)
Accumulated other comprehensive income	1,315	730

Total partners' capital	199,673	202,099

Total liabilities and partners' capital	$1,663,687	$1,578,175

        See notes to condensed consolidated financial statements.

   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months ended October 31,
	2004	2003
Revenues:
Propane and other gas liquids sales	$327,111	$232,054
Other	32,577	23,360

Total revenues	359,688	255,414
Cost of product sold (exclusive of
depreciation, shown with amortization below)	244,516	159,249

Gross profit	115,172	96,165
Operating expense	89,040	72,479
Depreciation and amortization expense	19,847	11,195
General and administrative expense	10,322	6,891
Equipment lease expense	5,766	4,511
Employee stock ownership plan compensation charge	2,087	1,784
Loss on disposal of assets and other	1,256	1,626

Operating loss	(13,146)	(2,321)
Interest expense	(22,863)	(16,794)
Interest income	319	331

Loss before income taxes and minority interest	(35,690)	(18,784)
Income tax benefit	(406)	--
Minority interest	(295)	(138)

Net loss	(34,989)	(18,646)
Distribution to senior unitholder	1,994	1,994
Net earnings available to general partner unitholder	(370)	(206)

Net loss available to common unitholders	$(36,613)	$(20,434)

Basic loss per common unit:
Net loss available to common unitholders	$(0.71)	$(0.54)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Number of units						Accumulated other comprehensive income
	Senior unitholder	Common unitholders	General partner unitholder	Senior unitholder	Common unitholders	General partner unitholder	Risk management	Currency translation adjustments	Pension liability	Total partners' capital
August 1, 2004	1,994.1	48,772.9	512.8	$79,766	$178,994	$(57,391)	$1,772	$16	$(1,058)	$202,099
Contribution in connection with
ESOP compensation charge	--	--	--	--	2,045	21	--	--	--	2,066
Common unit cash distribution	--	--	--	--	(25,826)	(261)	--	--	--	(26,087)
Senior unit accrued distribution	--	--	--	--	(1,974)	(40)	--	--	--	(2,014)
Common units issued in public offering	--	2,875.0	29.0	--	54,856	554	--	--	--	55,410
Common units issued in connection
with acquistions	--	108.0	1.2	--	2,325	24	--	--	--	2,349
Common unit options exercised	--	15.0	0.1	--	251	3	--	--	--	254
Comprehensive income:
Net loss	--	--	--	--	(34,639)	(350)	--	--	--	(34,989)
Other comprehensive income:
Net gains on risk management
derivatives	--	--	--	--	--	--	1,114	--	--	1,114
Reclassification of net gains on
risk management derivatives	--	--	--	--	--	--	(569)	--	--	(569)
Foreign currency translation
adjustment	--	--	--	--	--	--	--	40	--	40

Comprehensive loss										(34,404)

October 31, 2004	1,994.1	51,770.9	543.1	$79,766	$176,032	$(57,440)	$2,317	$56	$(1,058)	$199,673

        See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(34,989)	$(18,646)
Reconciliation of net loss to net cash used
in operating activities:
Depreciation and amortization expense	19,847	11,195
Employee stock ownership plan compensation charge	2,087	1,784
Loss on disposal of assets	809	1,321
Minority interest	(295)	(138)
Other	1,871	1,319
Changes in operating assets and liabilities, net of
effects from business acquisitions:
Accounts and notes receivable, net	(50,326)	(23,512)
Inventories	(50,372)	(34,155)
Prepaid expenses and other current assets	(3,271)	(2,600)
Accounts payable	66,809	59,968
Other current liabilities	(2,705)	(15,684)
Other liabilities	96	810
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	38,300	20,000
Proceeds from collections reinvested in revolving
period accounts receivable securitizations	132,441	157,108
Remittances of amounts collected as servicer of
accounts receivable securitizations	(132,441)	(161,108)

Net cash used in operating activities	(12,139)	(2,338)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(18,359)	(1,787)
Capital expenditures - technology initiative	(3,212)	(2,947)
Capital expenditures - other	(9,740)	(5,513)
Other	987	785

Net cash used in investing activities	(30,324)	(9,462)

Cash flows from financing activities:
Distributions	(28,101)	(21,058)
Issuance of common units, net of issuance costs of $139	54,917	--
Net additions to short-term borrowings	78,756	21,800
Proceeds from issuance of debt	--	13,300
Principal payments on debt	(55,934)	(866)
Cash paid for financing costs	(195)	(33)
Proceeds from exercise of common unit options	252	69
Cash contribution from general partner	554	--
Minority interest activity	326	(215)

Net cash provided by financing activities	50,575	12,997

Effect of exchange rate changes on cash	40	--
Increase in cash and cash equivalents	8,152	1,197
Cash and cash equivalents - beginning of period	15,428	11,154

Cash and cash equivalents - end of period	$23,580	$12,351

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$22,125	$21,587
Income taxes	$371	$--

        See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2004
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)

A.     Organization

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds a 1.0101% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. JEF Capital Management, Inc. (“JEF Capital”) is beneficially owned by James E. Ferrell (“Mr. Ferrell”), Chairman, Chief Executive Officer and President of the general partner, and thus is an affiliate. JEF Capital directly owns 100% of Ferrellgas’ senior units.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (ii) the consolidated financial statements and accompanying notes as set forth in Ferrellgas’ Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

B.     Unit and stock-based compensation

Ferrellgas accounts for the Ferrellgas Unit Option Plan (the “Unit Option Plan”) and the Ferrell Companies, Inc. Incentive Compensation Plan (the “ICP”) using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”Accordingly, no compensation cost has been recognized for the unit option plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas’ net loss and loss per unit would have been adjusted as noted in the table below:

	For the three months ended October 31,
	2004	2003
Net loss available to common unitholders, as
reported	$(36,613)	$(20,434)
Deduct: Total stock based employee
compensation expense determined under
fair value based method for all awards
	(316)	(240)

Pro forma net loss available to common
unitholders	$(36,929)	$(20,674)

Loss per common unit:
Basic loss available to common unitholders,
as reported	$(0.71)	$(0.54)
Basic loss available to common unitholders,
pro forma	$(0.72)	$(0.55)

C.     Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of derivative commodity contracts.

D.     Nature of operations

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners.

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers.

E.     Business combinations

During fiscal 2004, Ferrellgas completed a material business combination. The business combination was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a period of time following the business combination. The Blue Rhino contribution allocation is preliminary pending the completion of the valuation of intangible assets and certain other liabilities. The final valuation and allocation will be completed in fiscal 2005. The results of operations from this business combination is included in Ferrellgas’ condensed consolidated financial statements from the date of the business combination.

	Allocation of purchase price
Business combinations	Purchase price	Working capital	Property plant & equipment	Intangible assets	Goodwill	Other
Blue Rhino (April 2004)	$414,809	$21,333	$91,544	$164,100	$137,371	$461

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

Assumption of obligations under the contribution agreement	$343,414
Common units and general partner interest issued	8,700
Assumption of Blue Rhino's bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	18,976

$414,809

Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into the operating partnership. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”

Ferrellgas’valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $137.4 million. This preliminary valuation of goodwill was based on Ferrellgas’ belief that the contributions of Blue Rhino will be beneficial to Ferrellgas’ and Blue Rhino’s operations as Blue Rhino’s counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas with the ability to better utilize its seasonal resources to complement Ferrellgas’ retail distribution locations with Blue Rhino’s existing distributor network.

The results of operations of Blue Rhino for the period from August 1, 2004 through October 31, 2004 are included in the condensed consolidated statement of earnings of the combined entity for the three months ended October 31, 2004.

Pro forma results of operations

The following summarized unaudited pro forma results of operations for the three months ended October 31, 2004 and 2003, assumes that the Blue Rhino contribution had occurred as of the beginning of the periods presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas had completed the Blue Rhino contribution as of the beginning of the periods presented or (ii) the results that will be attained in the future.

	For the three months ended October 31,
	2004	2003
Propane and other gas liquids sales	$327,111	$281,323
Net loss available to common unitholders	$(36,613)	$(21,682)
Basic net loss available to common unitholders	$(0.71)	$(0.62)

F.     Cash and cash equivalents and non-cash activities

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to the accounts receivable securitization, transactions with related parties and business combinations and are disclosed in Note E – Business combinations, Note G – Accounts receivable securitization, Note J –Partners’ capital and Note M – Transactions with related parties, respectively.

G.    Accounts receivable securitization

The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership’s retained interest in these receivables is reduced. As of October 31, 2004 and 2003, the balance of the retained interest was $14.3 million and $12.0 million, respectively and was classified as accounts receivable on the condensed consolidated balance sheets. At October 31, 2004, $75.0 million had been transferred.At October 31, 2004, the operating partnership did not have any remaining capacity to transfer additional trade accounts receivable. The net non-cash activity relating to this retained interest was $0.3 million and $0.1 million during the three months ended October 31, 2004 and 2003, respectively. These amounts reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 2.3% and 2.0% during the three months ended October 31, 2004 and 2003, respectively. Ferrellgas renewed the facility for an additional 364-day commitment on September 21, 2004.

H.     Supplemental financial statement information

Inventories consist of:

	October 31, 2004	July 31, 2004
Propane gas and related products	$121,309	$69,570
Appliances, parts and supplies	32,641	34,008

	$153,950	$103,578

In addition to inventories on hand, Ferrellgas enters into contracts to buy product for supply purposes, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of October 31, 2004, Ferrellgas had committed, for supply procurement purposes, to make net delivery of approximately 42.2 million gallons of propane at a fixed price.

Intangible assets, net consist of:

	October 31, 2004			July 31, 2004
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortized intangible assets
Customer lists	$335,527	$(144,291)	$191,236	$326,352	$(140,766)	$185,586
Non-compete agreements	34,713	(18,825)	15,888	71,697	(56,468)	15,229
Other	6,312	(1,265)	5,047	6,289	(979)	5,310

	376,552	(164,381)	212,171	404,338	(198,213)	206,125
Unamortized intangible assets
Tradenames &trademarks	59,000	--	59,000	59,000	--	59,000

	$435,552	$(164,381)	$271,171	$463,338	$(198,213)	$265,125

	For the three months ended October 31,
	2004	2003
Aggregate amortization expense	$5,771	$3,167

Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2005	$17,184
2006	22,206
2007	20,706
2008	18,764
2009	17,644

Loss on disposal of assets and other consist of:

	For the three months ended October 31,
	2004	2003
Loss on disposal of assets	$809	$1,321
Loss on transfer of accounts receivable
related to the accounts receivable
securitization	818	616
Service income related to the accounts
receivable securitization	(371)	(311)

	$1,256	$1,626

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2004	2003
Operating expense	$32,211	$30,500
Depreciation and amortization expense	1,701	2,036
Equipment lease expense	5,884	2,804

	$39,796	$35,340

I.     Contingencies

Ferrellgas operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas.

J.     Partners’ capital

As of October 31, 2004 and July 31, 2004, partners’ capital consisted of the following limited partner units:

	October 31, 2004	July 31, 2004
Senior units	1,994,146	1,994,146
Common units	51,770,852	48,772,875

As of October 31, 2004, total common units outstanding consisted of (i) 33.7 million held by third parties and listed on the New York Stock Exchange under the symbol “FGP,”(ii) 17.8 million held by Ferrell Companies, (iii) 0.2 million held by FCI Trading, a subsidiary of Ferrell Companies, and (iv) 0.1 million held by Ferrell Propane, Inc. (“Ferrell Propane”) which is controlled by the general partner. As of July 31, 2004, total common units outstanding consisted of (i) 30.7 million held by third parties, (ii) 17.8 million held by Ferrell Companies, (iii) 0.2 million held by FCI Trading and (iv) 0.1 million held by Ferrell Propane.

During August, 2004, Ferrellgas Partners issued, in a public offering, 2.9 million of its common units at a price of $20.00 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, Ferrellgas Partners received net proceeds of $54.9 million for the issuance of these common units. In connection with this transaction, the general partner contributed $1.1 million in cash to maintain its effective 2% general partner interest in Ferrellgas. Ferrellgas Partners contributed the proceeds to the operating partnership to reduce borrowings outstanding under its bank credit facility.

Ferrellgas Partners’ partnership agreement generally provides that it must use the cash proceeds of any offering of common units to redeem a portion of its outstanding senior units, otherwise a “Material Event” would be deemed to have occurred and JEF Capital as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation preference, currently $40 plus any accrued and unpaid distributions, divided by the then current market price of a common unit. By letter agreement dated November 20, 2003, JEF Capital agreed to waive the occurrence of a “Material Event” if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. In consideration of the granting of the waiver, Ferrellgas Partners agreed not to redeem any outstanding senior units prior to March 31, 2004, and to reimburse JEF Capital for its reasonable legal fees incurred in connection with the execution of the waiver. On February 25, 2004, JEF Capital and Ferrellgas Partners extended the letter agreement through December 31, 2004. Other “Material Events” include (i) a change in control, (ii) Ferrellgas’ treatment as an association taxable as a corporation for federal income tax purposes or (iii) the failure to pay the senior unit distribution in full for any fiscal quarter. These “other” types of Material Events are not affected by the JEF Waiver. The conversion of these senior units into common units upon the occurrence of a Material Event may be dilutive to Ferrellgas Partners’ existing common unitholders.

On November 12, 2004, Ferrellgas Partners issued additional common units in a private transaction to a single purchaser. See Note N – Subsequent event – for further discussion about this transaction.

K.    Loss per common unit

Below is a calculation of the basic loss per common unit in the condensed consolidated statements of earnings for the periods indicated. As there were losses from continuing operations for the three months ended October 31, 2004 and 2003, a calculation for diluted loss per common unit for each period was not performed, because the effect would be antidilutive. Distributions to the senior unitholder increase the net loss available to common unitholders. Common units that could potentially dilute basic earnings per common unit in the future, that were not included this period in the calculation of diluted earnings per common unit, were 54,801 and 142,079 common units for the three months ended October 31, 2004 and 2003, respectively.

	For the three months ended October 31,
	2004	2003
Net loss available to common
unitholders	$(36,613)	$(20,434)

(in thousands)
Weighted average common units
outstanding	51,505.1	37,704.7
Basic loss per common unit:
Net loss available to common
unitholders	$(0.71)	$(0.54)

L.     Distributions

On September 14, 2004, Ferrellgas paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended July 31, 2004. On November 22, 2004, Ferrellgas declared cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended October 31, 2004, that are expected to be paid on December 15, 2004.

M.    Transactions with related parties

General and administrative

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs, which include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf, as well as related general and administrative costs, are as follows:

	For the three months ended October 31,
	2004	2003
Reimbursable costs	$50,031	$48,809

Partnership distributions

Ferrellgas paid senior unit distributions of $2.0 million to JEF Capital during both the three months ended October 31, 2004 and 2003. On October 31, 2004, Ferrellgas accrued a senior unit distribution of $2.0 million that Ferrellgas expects to pay to JEF Capital on December 15, 2004. See Note J – Partners’ capital – for disclosure of related party transactions between Ferrellgas and the general partner in connection with the issuance of common units during August 2004.

Ferrell Companies is the sole shareholder of the general partner and owns 17.8 million common units of Ferrellgas Partners. FCI Trading owns 0.2 million common units of Ferrellgas Partners. Ferrell Propane owns 0.1 million common units. Ferrellgas Partners has paid the following common unit distributions:

	For the three months ended October 31,
	2004	2003

Ferrell Companies	$8,902	$8,902
FCI Trading	98	--
Ferrell Propane	26	26
The general partner	261	190

On November 22, 2004, Ferrellgas declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane and the general partner of $8.9 million, $0.1 million, $26 thousand and $0.3 million, respectively, that are expected to be paid on December 15, 2004. See Note J – Partners’ capital – for disclosure of related party transactions among Ferrellgas, FCI Trading and the general partner related to the issuance of common units during August 2004.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. Ferrellgas enters into transactions with Ferrell International in connection with Ferrellgas’ risk management activities and does so at market prices in accordance with Ferrellgas’ affiliate trading policy approved by the general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing accounting services with Ferrell International:

	For the three months ended October 31,
	2004	2003
Net receipts (disbursements)	$(2,622)	$--
Receipts from providing accounting services	10	10

These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the condensed consolidated statements of earnings. There was $1.1 million due from Ferrell International at October 31, 2004.

N.     Subsequent event

On November 12, 2004, Ferrellgas Partners received $40.0 million pursuant to the issuance of 2.1 million common units in a private offering to a single purchaser. It this transaction would have occurred prior to October 31, 2004, the number of common units outstanding as of October 31, 2004 would have been 53.9 million common units. In connection with this transaction, the general partner contributed $0.8 million to maintain its effective 2% general partner interest in Ferrellgas. Ferrellgas Partners contributed the proceeds to the operating partnership to reduce borrowings outstanding under its bank credit facility.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

ASSETS	October 31, 2004	July 31, 2004
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	2,911	2,866
Accumulated deficit	(2,911)	(2,866)

Total stockholder's equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended October 31,
	2004	2003
General and administrative expense	$45	$45

Net loss	$(45)	$(45)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the three months ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(45)	$(45)

Cash used in operating activities	(45)	(45)

Cash flows from financing activities:
Capital contribution	45	45

Cash provided by financing activities	45	45

Change in cash	--	--

Cash - beginning of period	1,000	1,000

Cash - end of period	$1,000	$1,000

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(unaudited)

A.     Organization

Ferrellgas Partners Finance Corp. ("the Finance Corp."), a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. ("the Partnership").

The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

The Finance Corp has nominal assets, does not conduct any operations, has no employees and serves as co-obligator for debt securities of the Partnership.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

ASSETS	October 31, 2004	July 31, 2004
Current assets:
Cash and cash equivalents	$21,684	$13,751
Accounts and notes receivable, net	125,360	114,211
Inventories	153,950	103,578
Prepaid expenses and other current assets	12,538	9,285

Total current assets	313,532	240,825
Property, plant and equipment, net	795,765	792,436
Goodwill	261,805	261,768
Intangible assets, net	271,171	265,125
Other assets, net	14,223	10,836

Total assets	$1,656,496	$1,570,990

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$170,971	$104,162
Short-term borrowings	78,756	--
Other current liabilities	79,025	88,070

Total current liabilities	328,752	192,232
Long-term debt	827,089	882,662
Other liabilities	21,687	20,529
Contingencies and commitments (Note I)	--	--
Partners' capital:
Limited partner	472,834	470,046
General partner	4,819	4,791
Accumulated other comprehensive income	1,315	730

Total partners' capital	478,968	475,567

Total liabilities and partners' capital	$1,656,496	$1,570,990

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months ended October 31,
	2004	2003
Revenues:
Propane and other gas liquids sales	$327,111	$232,054
Other	32,577	23,360

Total revenues	359,688	255,414
Cost of product sold (exclusive of
depreciation, shown with amortization below)	244,516	159,249

Gross profit	115,172	96,165
Operating expense	88,977	72,412
Depreciation and amortization expense	19,847	11,195
General and administrative expense	10,322	6,891
Equipment lease expense	5,766	4,511
Employee stock ownership plan compensation charge	2,087	1,784
Loss on disposal of assets and other	1,256	1,626

Operating loss	(13,083)	(2,254)
Interest expense	(16,858)	(11,768)
Interest income	316	331

Loss before income taxes	(29,625)	(13,691)
Income tax benefit	(406)	--

Net loss	$(29,219)	$(13,691)

        See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other comprehensive income
	Limited partner	General partner	Risk management	Currency translation adjustments	Pension liability	Total partners' capital
August 1, 2004	$470,046	$4,791	$1,772	$16	$(1,058)	$475,567
Contribution in connection with
ESOP compensation charge	2,066	21	--	--	--	2,087
Quarterly cash and accrued distributions	(28,101)	(287)	--	--	--	(28,388)
Cash contributed by Ferrellgas Partners and
the general partner	55,410	565	--	--	--	55,975
Net assets contributed by Ferrellgas
Partners and the general partner in
connection with acquistions	2,337	24	--	--	--	2,361
Comprehensive income:
Net loss	(28,924)	(295)	--	--	--	(29,219)
Other comprehensive income:
Net gains on risk management derivatives	--	--	1,114	--	--	1,114
Reclassification of net gains on risk
management derivatives	--	--	(569)	--	--	(569)
Foreign currency translation adjustment	--	--	--	40	--	40

Comprehensive loss						(28,634)

October 31, 2004	$472,834	$4,819	$2,317	$56	$(1,058)	$478,968

        See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(29,219)	$(13,691)
Reconciliation of net loss to net cash used
in operating activities:
Depreciation and amortization expense	19,847	11,195
Employee stock ownership plan compensation charge	2,087	1,784
Loss on disposal of assets	809	1,321
Other	1,730	1,062
Changes in operating assets and liabilities, net of
effects from business acquisitions:
Accounts and notes receivable, net	(50,326)	(23,512)
Inventories	(50,372)	(34,155)
Prepaid expenses and other current assets	(3,271)	(2,600)
Accounts payable	66,809	59,968
Other current liabilities	(8,580)	(20,516)
Other liabilities	96	810
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	38,300	20,000
Proceeds from collections reinvested in revolving
period accounts receivable securitizations	132,441	157,108
Remittances of amounts collected as servicer of
accounts receivable securitizations	(132,441)	(161,108)

Net cash used in operating activities	(12,090)	(2,334)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(18,359)	(1,787)
Capital expenditures - technology initiative	(3,212)	(2,947)
Capital expenditures - other	(9,740)	(5,513)
Other	974	785

Net cash used in investing activities	(30,337)	(9,462)

Cash flows from financing activities:
Distributions	(28,388)	(21,273)
Cash contribution from partners	55,999	--
Proceeds from issuance of debt	--	13,300
Principal payments on debt	(55,934)	(866)
Net additions to short-term borrowings	78,756	21,800
Cash paid for financing costs	(113)	--

Net cash provided by financing activities	50,320	12,961

Effect of exchange rate changes on cash	40	--
Increase in cash and cash equivalents	7,933	1,165
Cash and cash equivalents - beginning of period	13,751	10,816

Cash and cash equivalents - end of period	$21,684	$11,981

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$22,125	$21,587
Income taxes	$371	$--

See notes to condensed consolidated financial statements

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Dollars in thousands)
(unaudited)

A.     Organization

Ferrellgas, L.P. operates the propane business and assets of Ferrellgas Partners, L.P. (“Ferrellgas Partners”). The general partner of Ferrellgas, L.P. and Ferrellgas Partners is Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). The general partner holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions. Ferrellgas Partners, a publicly traded limited partnership, holds an approximate 99% limited partner interest in and consolidates Ferrellgas, L.P.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, as set forth in Ferrellgas, L.P.‘s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

B.    Unit and stock-based compensation

Ferrellgas, L.P. accounts for the Ferrellgas Unit Option Plan (the “unit option plan”) and the Ferrell Companies, Inc. Incentive Plan (the “ICP”) using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the unit option plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas, L.P.‘s net loss would have been adjusted as noted in the table below:

	For the three months ended October 31,
	2004	2003
Net loss, as reported	$(29,219)	$(13,691)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards	(319)	(243)

Pro forma net loss	$(29,538)	$(13,934)

C.     Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of derivative commodity contracts.

D.     Nature of operations

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers.

E.     Business combinations

During fiscal 2004, Ferrellgas, L.P. completed a material business combination. Each of the business combinations was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. The preliminary allocation of assets and liabilities may be adjusted to reflect the final determined amounts during a period of time following the business combination. The Blue Rhino contribution allocation is preliminary pending the completion of the valuation of intangible assets and certain other liabilities. The final valuation and allocation will be completed in fiscal 2005. The results of operations from this business combination is included in Ferrellgas, L.P.‘s condensed consolidated financial statements from the dates of the business combination.

	Allocation of purchase price
Business combinations	Purchase price	Working capital	Property plant & equipment	Intangible assets	Goodwill	Other
Blue Rhino (April 2004)	$414,809	$21,333	$91,544	$164,100	$137,371	$461

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

In a non-cash contribution, pursuant to a Contribution Agreement dated February 8, 2004, FCI Trading contributed on April 21, 2004 all of the membership interests in Blue Rhino to Ferrellgas, L.P. through a series of transactions and Ferrellgas, L.P. assumed FCI Trading’s obligation under the Agreement and Plan Of Merger to pay the $17.00 per share to the former stockholders of Blue Rhino Corporation together with other specific obligations, as detailed in the following table:

Assumption of obligations under the contribution agreement	$343,414
Limited partner and general partner interests issued	8,700
Assumption of Blue Rhino's bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	18,976

$414,809

Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into Ferrellgas, L.P. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”

Ferrellgas, L.P.‘s valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $137.4 million. This preliminary valuation of goodwill was based on Ferrellgas, L.P.‘s belief that the contributions of Blue Rhino will be beneficial to Ferrellgas, L.P.‘s and Blue Rhino operations as Blue Rhino counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas, L.P. with the ability to better utilize its seasonal resources to complement Ferrellgas L.P.‘s retail distribution locations with Blue Rhino’s existing distributor network.

The results of operations of Blue Rhino for the period from August 1, 2004 through October 31, 2004 are included in the condensed consolidated statement of earnings of the combined entity for the three months ended October 31, 2004.

Pro forma information

The following summarized unaudited pro forma results of operations for the three months ended October 31, 2004 and 2003, assumes that the Blue Rhino contribution completed by the Ferrellgas, L.P. had occurred as of the beginning of the periods presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas, L.P. had completed the Blue Rhino contribution as of the beginning of the period presented or (ii) the results that will be attained in the future.

	For the three months ended October 31,
	2004	2003
Propane and other gas liquids sales	$327,111	$281,323
Net loss	$(29,219)	$(16,758)

F.    Cash and cash equivalents and non-cash activities

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to the accounts receivable securitization and transactions with related parties and business combinations and are disclosed in Note E – Business combinations, Note G – Accounts receivable securitization, Note J – Partners’ capital and Note L – Transactions with related parties, respectively.

G.    Accounts receivable securitization

Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.‘s retained interest in these receivables is reduced. As of October 31, 2004 and 2003, the balance of the retained interest was $14.3 million and $12.0 million, respectively and was classified as accounts receivable on the condensed consolidated balance sheets. At October 31, 2004, $75.0 million had been transferred.At October 31, 2004, Ferrellgas, L.P. did not have any remaining capacity to transfer additional trade accounts receivable. The net non-cash activity relating to this retained interest was $0.3 million and $0.1 million during the three months ended October 31, 2004 and 2003, respectively. These amounts reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 2.3% and 2.0% during the three months ended October 31, 2004 and 2003, respectively. Ferrellgas, L.P. renewed the facility for an additional 364-day commitment on September 21, 2004.

H.     Supplemental financial statement information

Inventories consist of:

	October 31, 2004	July 31, 2004
Propane gas and related products	$121,309	$69,570
Appliances, parts and supplies	32,641	34,008

	$153,950	$103,578

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to buy product for supply purposes, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of October 31, 2004, Ferrellgas, L.P. had committed, for supply procurement purposes, to make net delivery of approximately 42.2 million gallons of propane at a fixed price.

Intangible assets, net consist of:

	October 31, 2004			July 31, 2004
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Amortized intangible assets
Customer lists	$335,527	$(144,291)	$191,236	$326,352	$(140,766)	$185,586
Non-compete agreements	34,713	(18,825)	15,888	71,697	(56,468)	15,229
Other	6,312	(1,265)	5,047	6,289	(979)	5,310

	376,552	(164,381)	212,171	404,338	(198,213)	206,125
Unamortized intangible assets
Tradenames & trademarks	59,000	--	59,000	59,000	--	59,000

	$435,552	$(164,381)	$271,171	$463,338	$(198,213)	$265,125

	For the three months ended October 31,
	2004	2003
Aggregate amortization expense	$5,771	$3,167

Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2005	$17,184
2006	22,206
2007	20,706
2008	18,764
2009	17,644

Loss on disposal of assets and other consists of:

	For the three months ended October 31,
	2004	2003
Loss on disposal of assets	$809	$1,321
Loss on transfer of accounts receivable
related to the accounts receivable
securitization	818	616
Service income related to the accounts
receivable securitization	(371)	(311)

	$1,256	$1,626

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2004	2003
Operating expense	$32,211	$30,500
Depreciation and amortization expense	1,701	2,036
Equipment lease expense	5,884	2,804

	$39,796	$35,340

I.     Contingencies

Ferrellgas L.P.‘s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

J.     Partners’ capital

Partner’s capital consists of a 98.9899% limited partner interest held by Ferrellgas Partners and a 1.0101% general partner interest held by the general partner. During the three months ended October 31, 2004, Ferrellgas, L.P. received a cash contribution of $56.0 million and a net asset contribution of $2.3 million from Ferrellgas Partners and the general partner. The cash proceeds were used to reduce borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

K.     Distributions

During the three months ended October 31, 2004, Ferrellgas, L.P. paid cash distributions of $28.4 million. On November 22, 2004, Ferrellgas L.P. declared a cash distribution of $41.4 million for the three months ended October 31, 2004, that is expected to be paid on December 15, 2004.

L.     Transactions with related parties

General and administrative

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.‘s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by the general partner in connection with operating Ferrellgas L.P.‘s business. These costs, which include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.‘s behalf, as well as related general and administrative costs, are as follows:

	For the three months ended October 31,
	2004	2003
Reimbursable costs	$50,031	$48,809

Partnership distributions

Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $28.1 million and $0.3 million, respectively, during the three months ended October 31, 2004. On November 22, 2004, Ferrellgas, L.P. declared distributions to Ferrellgas Partners, L.P. and the general partner of $41.0 million and $0.4 million, respectively, that are expected to be paid on December 15, 2004.

During August 2004, Ferrellgas, L.P. received $56.0 million and $2.3 million in cash and net asset contributions from Ferrellgas Partners and the general partner, respectively. Ferrellgas, L.P. then used the net cash proceeds to reduce the borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of the general partner, and thus is an affiliate. Ferrellgas, L.P. enters into transactions with Ferrell International in connection with Ferrellgas L.P.‘s risk management activities and does so at market prices in accordance with Ferrellgas L.P.‘s affiliate trading policy approved by the general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas, L.P. recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing accounting services with Ferrell International:

	For the three months ended October 31,
	2004	2003
Net receipts (disbursements)	$(2,622)	$--
Receipts from providing accounting services	10	10

These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the condensed consolidated statements of earnings. There was $1.1 million due from Ferrell International at October 31, 2004.

M.     Subsequent event

On November 12, 2004, Ferrellgas, L.P. received $40.4 million and $0.4 million in contributions from Ferrellgas Partners and the general partner, respectively. Ferrellgas, L.P. used the net proceeds to reduce borrowings outstanding under its bank credit facility.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

ASSETS
	October 31, 2004	July 31, 2004
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	929	929
Accumulated deficit	(929)	(929)

Total stockholder's equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS

(unaudited)

	For the three months ended October 31,
	2004	2003
General and administrative expense	$--	$185

Net loss	$--	$(185)

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the three months ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$--	$(185)

Cash used in operating activities	--	(185)

Cash flows from financing activities:
Capital contribution	--	185

Cash provided by financing activities	--	185

Change in cash	--	--

Cash - beginning of period	1,000	1,000

Cash - end of period	$1,000	$1,000

        See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(unaudited)

A. Organization

Ferrellgas Finance Corp. ("the Finance Corp."), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. ("the Partnership").

The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

The Finance Corp has nominal assets, does not conduct any operations, has no employees and serves as co-obligator for debt securities of the Partnership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners, L.P. and Ferrellgas, L.P.

        Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. serves as co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-obligor for debt securities of Ferrellgas, L.P. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. are not presented in this section.

        In this Quarterly Report, unless the context indicates otherwise, references to:

o	"us," "we," "our," or "ours," refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with "common units" or "senior units," in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

o	"Ferrellgas Partners" refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

o	the "operating partnership" refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

o	our "general partner" refers to Ferrellgas, Inc.;

o	"unitholders" refers to holders of common units of Ferrellgas Partners;

o	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors and marketers;

o	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of propane sold to our wholesale customers and other bulk propane distributors or marketers; and

o	“Notes” refer to the notes to the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

        Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. Our common units are listed on the New York Stock Exchange and our activities are substantially conducted through the operating partnership.

        The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there exist two material differences between Ferrellgas Partners and the operating partnership. Those two material differences are:

o	the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the “Condensed Consolidated Statements of Earnings” in their respective condensed consolidated financial statements; and

o	Ferrellgas Partners issued common units in several transactions during the three month period ended October 31, 2004.

Risk factors

        As a result of the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, the risk factors described in our Annual Report on Form 10-K for our fiscal year ended July 31, 2004 under the heading “Tax Risks” should be updated as follows:

o	The risk factor entitled “There are limits on the deductibility of losses” indicates that the passive loss rules generally apply to individuals and closely held corporations. For tax years beginning after October 22, 2004, the passive loss rules also apply to regulated investment companies (or “mutual funds”) holding an interest in a “qualified publicly-traded partnership;”

o
The risk factor entitled “Tax-exempt entities, regulated investment companies, and foreignpersons face unique tax issues from owning common units that may result inadditional tax liability or reporting requirements for them” indicates that verylittle of our income will be qualifying income to a regulated investmentcompany. For tax years beginning after October 22, 2004, net income derived from aninterest in a “qualified publicly-traded partnership” is qualifying income for aregulated investment company. We expect Ferrellgas Partners to be treated as aqualified publicly-traded partnership for this purpose; and

o	The risk factor entitled “Our tax shelter registration could increase the risk of potential IRS audit” indicates that we have registered with the IRS as a tax shelter pursuant to certain tax shelter registration rules, and provides a tax shelter registration number. The American Jobs Act of 2004 repealed the rules with respect to the registration of tax shelters and replaced them with certain reporting rules.

For a more detailed description of these and other risk factors please see the section entitled “Item 1. Business–Risk factors” of our Annual Report on Form 10-K for our fiscal year ended July 31, 2004, as filed with the SEC on October 13, 2004.

Forward-looking statements

        Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning future operating results, or our ability to generate sales, income or cash flow are forward-looking statements.

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

        Some of our forward-looking statements include the following:

o	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

o	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

o	the expectation that gross profit, operating income and net earnings will increase in fiscal 2005 compared to fiscal 2004.

        For a more detailed description of these and other forward-looking statements and for risk factors that may affect any forward-looking statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business — Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended July 31, 2004, as filed with the SEC on October 13, 2004.

Results of Operations

Overview

        We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States including the largest national provider of propane by portable tank exchange as measured by our pro-forma propane sales volumes in fiscal 2004. We serve more than one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, Puerto Rico, the U.S. Virgin Islands and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.

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

        The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

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

        We continue to pursue the following business strategies: using technology to improve operations; capitalizing on our national presence and economies of scale; employing a disciplined acquisition strategy and achieving internal growth; and aligning employee interests with our investors. We have developed new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. We expect to deploy this new technology initiative to the majority of our retail distribution outlets by the end of fiscal 2005.

Three Months Ended October 31, 2004 compared to October 31, 2003

(amounts in thousands)

Three months ended October 31,	2004	2003	Favorable/ (Unfavorable) Variance
Propane sales volumes (gallons)	184,699	175,572	9,127	5.2%
Propane and other gas liquids sales	$327,111	$232,054	$95,057	41.0%
Gross profit	115,172	96,165	19,007	19.8%
Operating loss	(13,146)	(2,321)	(10,825)	(466	.4)%
Interest expense	22,863	16,794	(6,069)	(36	.1)%

        Propane sales volumes increased primarily due to acquisitions completed during the twelve months ended October 31, 2004. This increase was partially offset by decreased propane sales volumes due to customer conservation, delayed customer orders caused by the sustained higher commodity prices experienced during the quarter and the lack of sustained cold temperatures this quarter.

        The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during the three months ended October 31, 2004 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.85 per gallon during the three months ended October 31, 2004, compared to an average of $0.54 per gallon in the prior year period.  Other major supply points in the United States also experienced comparable increases during the three months ended October 31, 2004.

        Propane and other gas liquids sales increased $49.9 million compared to the prior fiscal year period due to an increase in the average propane sales price per gallon and $45.2 million due to an increase in propane sales volumes primarily due to acquisitions completed during the twelve months ended October 31, 2004. This increase in propane sales volumes was partially offset by the previously mentioned customer conservation related to the sustained higher average retail propane sales prices and the lack of sustained cold temperatures this quarter.

        Gross profit increased $19.0 million primarily due to acquisitions completed during the twelve months ended October 31, 2004. This increase in gross profit was partially offset by a lower contribution from our risk management trading activities and the impact from the rapid increase in wholesale cost of propane during the three months ended October 31, 2004.

        Operating loss increased $10.8 million primarily due to an increase in operating expense, depreciation and amortization expense and, to a lesser extent, general and administrative expense. Operating expense increased primarily due to the Blue Rhino contribution completed in April 2004. Depreciation and amortization expense increased primarily due to assets related to acquisitions completed during the twelve months ended October 31, 2004 and, to a lesser extent, assets related to our technology initiative that were depreciated beginning in October 2003. General and administrative expense increased primarily due to the Blue Rhino contribution and, to a lesser extent, additional expenses related to the continuing roll-out of our technology initiative to our retail distribution outlets.

        Interest expense increased 36.1% primarily due to increased borrowings used to finance acquisitions completed during the twelve months ended October 31, 2004.

Interest expense of the operating partnership

        Interest expense increased 43.3% primarily due to increased borrowings used to finance acquisitions completed during the twelve months ended October 31, 2004.

Forward-looking statements

        We expect increases in the remaining three quarters of fiscal 2005 in each statement of earnings caption compared to the same periods during fiscal 2004 due to several factors, including:

o	the inclusion of net earnings from the Blue Rhino contribution;

o	our assumption that fiscal 2005 propane prices will be significantly higher than those in fiscal 2004;

o	our assumption that heating degree days will return to normal in fiscal 2005; and

o	our assumption that interest rates will remain relatively stable in fiscal 2005.

Liquidity and Capital Resources

General

        Our cash requirements include working capital requirements, debt service payments, the required quarterly senior unit distribution, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 expected to be paid on December 15, 2004 to all common units that were outstanding on December 2, 2004, represents the forty-first consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Working capital requirements are subject to the price of propane, the weather and other changes in the demand for propane. Relatively colder weather and higher propane prices during the winter heating season increase our working capital requirements.

        Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflect earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed above, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in fiscal 2005 and 2006. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all of its common units in fiscal 2005 and 2006.

        Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a decline in our credit rating.

        As of October 31, 2004, we met all the required quarterly financial tests and covenants during the first quarter of fiscal 2005. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants in fiscal 2005 and 2006. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal winter temperatures, a volatile energy commodity cost environment or an economic downturn, we may not meet the applicable financial tests in future quarters. This failure could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

        Our future capital expenditures and working capital needs are expected to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “- Operating Activities – Accounts receivables securitization.” To fund expansive capital projects and future acquisitions, we may obtain funds on our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

        Toward this purpose, in June 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by Ferrellgas Partners, the operating partnership, Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. of up to $500 million of equity and/or debt securities. The securities related to this registration statement are available to us for sale from time to time in the future to fund acquisitions, the reduction of indebtedness, the redemption of senior units and for general partnership purposes subject to acceptable market conditions. As of November 30, 2004, we had $151.4 million available under the shelf registration statement.

        We also maintain a shelf registration statement with the SEC for the issuance of up to 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

Operating Activities

        Net cash used in operating activities was $12.1 million for the three months ended October 31, 2004, compared to net cash used in operating activities of $2.3 million for the prior fiscal year period. This increase in cash used in operating activities is primarily due to increased working capital needs related to the effect of increased propane wholesale prices, and to a lesser extent, a decrease in cash flow from operating activities before changes in working capital. Cash required to fund working capital during the three months ended October 31, 2004 was $39.8 million as compared to $15.2 million for the prior year fiscal period. This use of working capital is primarily due to the timing of cash received from our customers’ accounts receivable and the cash used to purchase inventory. An increase in cash flows from the accounts receivable securitization facility during the three months ended October 31, 2004 partially offset these decreases.

Accounts receivable securitization

        Cash flows from the accounts receivable securitization facility increased $22.3 million primarily due to increased working capital needs related to increased propane wholesale prices. We received net funding of $38.3 million from this facility during the three months ended October 31, 2004 as compared to having received net funding of $16.0 million in the prior fiscal year period.

        Our general strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowing under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “– Financing Activities – Bank credit facility.” Our utilization of the accounts receivable securitization is limited by the amount of accounts receivable that we are permitted to transfer. We renewed this facility effective September 21, 2004, for a 364-day commitment with Banc One, NA. At October 31, 2004, we had utilized all available capacity to transfer additional trade accounts receivable to the accounts receivable securitization facility. The renewal of the facility provides us with the ability to transfer increased amounts of accounts receivable during the fiscal 2005 winter heating season. As our trade accounts receivable increase during this winter heating season, this facility will allow us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” this transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

        Net cash used in operating activities was $12.1 million for the three months ended October 31, 2004, compared to net cash used in operating activities of $2.3 million for the prior fiscal year period. This decrease in cash provided by operating activities is primarily due to the previously mentioned increased working capital needs related to increased propane wholesale prices, and to a lesser extent, a decrease in cash flow from operating activities before changes in working capital, partially offset by increased cash flows from the accounts receivable securitization facility.

Investing Activities

        During the three months ended October 31, 2004, net cash used in investing activities was $30.3 million, compared to $9.5 million used in investing activities for the prior fiscal year period. This increase in cash used in investing activities is primarily due to acquisition activity during fiscal 2005 and, to a lesser extent, capital expenditures.

Acquisitions

        During the three months ended October 31, 2004, we used $18.4 million in cash for the acquisition of a retail propane company, as compared to $1.8 million in cash in the prior year period for the acquisition of two retail propane companies.

Capital expenditures

        We made cash capital expenditures of $13.0 million during the three months ended October 31, 2004 as compared to $8.5 million in the prior fiscal year period primarily due to increased capital expenditures required for our distribution of propane by portable tank exchange. Capital expenditures during the three months ended October 31, 2004 consisted primarily of expenditures for our technology initiative and the betterment and replacement of district facilities, office equipment and vehicle and equipment lease buyouts.

Financing Activities

        During the three months ended October 31, 2004, net cash provided by financing activities was $50.6 million compared to net cash provided by financing activities of $13.0 million for the prior fiscal year period. This increase in cash provided by financing activities was primarily due to proceeds from the issuance of our common units in August 2004.

August Common Unit offering

        During August 2004, we issued in a public offering 2.9 million common units at a price of $20.00 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $54.9 million for the issuance of these common units. We used the net proceeds, together with contributions made by our general partner to maintain its effective 2% general partnership interest in us, to reduce borrowings outstanding under the bank credit facility of the operating partnership.

November Common Unit offering

        During November 2004, we received $40.0 million pursuant to our issuance of 2.1 million common units in a private offering to a single purchaser. In connection with this transaction, our general partner contributed $0.8 million to maintain its effective 2% general partner interest in us. Ferrellgas Partners contributed the proceeds from the private offering to the operating partnership to reduce borrowings outstanding under its bank credit facility.

Distributions

        We paid the required quarterly distributions on the senior units and the minimum quarterly distribution on all common units, as well as the general partner interest, totaling $28.1 million during the three months ended October 31, 2004 in connection with the distributions declared for the three months ended July 31, 2004. The required quarterly distribution on the senior units, the minimum quarterly distribution on all common units and the related general partner distributions for the three months ended October 31, 2004 of $28.9 million are expected to be paid on December 15, 2004 to holders of record on December 2, 2004. See related disclosure about the distributions of senior units in “-Disclosures about Effects of Transactions with Related Parties.”

Bank credit facility

        At October 31, 2004, $116.8 million of borrowings and $65.3 million of letters of credit were outstanding under our unsecured $307.5 million bank credit facility, which will terminate on April 28, 2006. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, and to a lesser extent, risk management activities. At October 31, 2004, we had $125.4 million available for working capital, acquisition, capital expenditure and general partnership purposes under the $307.5 million bank credit facility.

        All borrowings under our $307.5 million bank credit facility bear interest, at our option, at a rate equal to either:

o	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of October 31, 2004, the federal funds rate and Bank of America’s prime rate were 1.79% and 4.75%, respectively); or

o	the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of October 31, 2004, the one-month Eurodollar Rate was 1.93%).

In addition, an annual commitment fee is payable on the daily unused portion of our $307.5 million bank credit facility at a per annum rate varying from 0.375% to 0.625% (as of October 31, 2004, the commitment fee per annum rate was 0.5%).

        We believe that the liquidity available from our $307.5 million bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for fiscal 2005 and 2006. See “– Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

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

The operating partnership

        The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.

Distributions

        The operating partnership paid cash distributions of $28.4 million during the three months ended October 31, 2004 in connection with the distributions declared by Ferrellgas Partners for the three months ended July 31, 2004. The operating partnership expects to make a cash distribution of $41.4 million for the three months ended October 31, 2004, on December 15, 2004.

Contributions received by the operating partnership

        In August 2004, the operating partnership received cash contributions of $55.4 million and $0.6 million from its limited partner, Ferrellgas Partners, and its general partner, respectively, in connection with the issuance by Ferrellgas Partners of 2.9 million common units. In November 2004, the operating partnership received cash contributions of $40.4 million and $0.4 million from Ferrellgas Partners and its general partner, respectively, in connection with the issuance by Ferrellgas Partners of 2.1 million common units. The operating partnership then used these net proceeds to reduce borrowings outstanding under its $307.5 million bank credit facility.

Disclosures about Risk Management Activities Accounted for at Fair Value

        The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three months ended October 31, 2004:

For the three months ended October 31, 2004
(in thousands)

Unrealized gains in fair value of contracts
outstanding at beginning of period	$424
Other unrealized losses recognized	(3,161)
Less: realized losses recognized	(2,436)

Unrealized losses in fair value of contracts
outstanding at October 31, 2004	$(301)

        The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of October 31, 2004:

(in thousands)	Fair value of contracts at period-end
Source of fair value	Maturity less than 1 year
Prices actively quoted	$(1,608)
Prices provided by other external sources	1,307
Prices based on models and other valuation methods	--

Unrealized losses in fair value of contracts
outstanding at October 31, 2004	$(301)

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Disclosures about Effects of Transactions with Related Parties

        We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $50.0 million for the three months ended October 31, 2004, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

        Ferrell Companies, Inc. is the sole shareholder of our general partner and owns 17.8 million of our common units. FCI Trading Corp. is wholly-owned by Ferrell Companies and owns 0.2 million of our common units. Ferrell Propane, Inc. is wholly-owned by our general partner and owns 51 thousand common units. JEF Capital Management, Inc. is beneficially owned by Mr. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, and thus is an affiliate. JEF Capital is the holder of all of Ferrellgas Partners’ issued and outstanding senior units.

        During the three months ended October 31, 2004, Ferrellgas Partners paid common unit distributions of $8.9 million, $0.1 million and $26 thousand to Ferrell Companies, FCI Trading and Ferrell Propane, respectively, in connection with the distribution declared by Ferrellgas Partners for the three months ended July 31, 2004. Also during the three months ended October 31, 2004, we paid the general partner distributions of $0.6 million for the three months ended July 31, 2004. We paid JEF Capital $2.0 million in senior unit distributions during the three months ended October 31, 2004 in connection with the distribution declared for the three months ended July 31, 2004. On October 31, 2004, we accrued a senior unit distribution of $2.0 million for the three months ended October 31, 2004 that we expect to pay to JEF Capital on December 15, 2004.

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

        Ferrell International Limited is beneficially owned by Mr. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During the three months ended October 31, 2004, we recognized net purchases from sales, purchases and commodity derivative transactions of $2.6 million. These net purchases, sales and commodity derivatives transactions with Ferrell International are classified as cost of product sold on our condensed consolidated statements of earnings. We provide limited accounting services to Ferrell International. During the three months ended October 31, 2004, we recognized net receipts from providing limited accounting services of $10 thousand. There was $1.1 million due from Ferrell International at October 31, 2004.

         See “- Financing Activities” for additional information regarding transactions with related parties.

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

        Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures and options are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with over-the-counter traded forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit-related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a decline in our credit rating.

        Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2004, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.6 million for risk management trading activities and $1.1 million for other risk management activities as of October 31, 2004. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

        For other risk management activities, our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be 100% effective, therefore, there is no effect on our sensitivity analysis for other risk management activities from these hedging transactions. To the extent option contracts are used as hedging instruments for anticipated transactions we have included the offsetting effect of the anticipated transactions, only to the extent the option contracts are in the money, or would become in the money as a result of the 10% hypothetical movement in prices. All other anticipated transactions for other risk management activities have been excluded from our sensitivity analysis.

        At October 31, 2004, we had $116.8 million in variable rate amended bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate amended bank credit facility would result in a loss in future earnings of $1.2 million for the twelve months ending October 31, 2005. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES

        An evaluation was performed with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that such disclosure controls and procedures were designed to be and were effective as of October 31, 2004 to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

        It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any system, no matter how well designed or implemented, will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        All sales of unregistered equity securities during the three month period ended October 31, 2004 were previously reported on our Form 8-K dated November 16, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

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
Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National
Association, as trustee, relating to 63/4% Senior Notes due 2014. Incorporated by
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
September 3, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America
National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.3 to our Annual Report of
Form 10-K filed October 13, 2004.

10.4	Third Amendment to the Fourth Amended and Restated Credit Agreement, dated October 26,
2004, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and
Savings Association, as agent, and the lenders party to the original agreement.
Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed
November 5, 2004.

10.5	Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between
Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer.
Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed
October 26, 2000.

10.6	First Amendment to the Receivable Interest Sale Agreement dated as of
January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas
Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our
Quarterly Report on Form 10-Q filed March 14, 2001.

10.7	Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed
November 5, 2004.

10.8	Receivables Purchase Agreement, dated as of September 26, 2000, by and among
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
Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to
Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.

10.12	Fourth Amendment to the Receivables Purchase Agreement, dated as of September 23,
2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.

10.13	Fifth Amendment to the Receivables Purchase Agreement, dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer,
Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to
Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.

10.14	Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners,
L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc. Incorporated by
reference to Exhibit 99.1 to our Current Report on Form 8-K filed November 12, 1999.

10.15	First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among
Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc.
Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed
December 29, 1999.

10.16	Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among
Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc.
Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed
March 16, 2000.

10.17	Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas
Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by
reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

10.18	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino
Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc.
Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed
February 12, 2004.

10.19	First amendment to the Agreement and Plan of Merger, dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell
Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form
8-K filed April 2, 2004.

	10.20	Real Property Contribution Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim.
	10.21	Unit Purchase Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.
10.22	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and
James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on
Form 8-K filed February 12, 2004.

#	10.23	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.
#	10.24	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#	10.25	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated
effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual
Report on Form 10-K filed October 13, 2004.

#	10.26	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#	10.27	Amended and Restated Employment Agreement, dated October 11, 2004, by and among
 Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to
 Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.28	Arrangement dated June 4, 2003, between Ron M. Logan, Jr. and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed October 13, 2004.
#	10.29	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.
*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act.
*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act.
*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act.
*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act.
*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. 1350.
*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. 1350.
*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. 1350.
*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. 1350.
*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P. By Ferrellgas, Inc. (General Partner)
Date: December 10, 2004	By /s/ Kevin T. Kelly
Kevin T. Kelly Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
FERRELLGAS PARTNERS FINANCE CORP.
Date: December 10, 2004	By /s/ Kevin T. Kelly
Kevin T. Kelly Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
FERRELLGAS, L.P. By Ferrellgas, Inc. (General Partner)
Date: December 10, 2004	By /s/ Kevin T. Kelly
Kevin T. Kelly Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
FERRELLGAS FINANCE CORP.
Date: December 10, 2004	By /s/ Kevin T. Kelly
Kevin T. Kelly Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)