Form 10-Q
period 2005-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2005-03-11
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183

Ferrellgas Partners, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas, L.P.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware	43-1698480 43-1742520 43-1698481 14-1866671
(States or other jurisdictions of	(I.R.S. Employer Identification Nos.)
incorporation or organization)

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

Yes	[ X ]	No	[	]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P.	Yes	[ X ]	No	[	]

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and

Ferrellgas Finance Corp.	Yes	[	]	No	[ X ]

At February 28, 2005, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	54,105,705	Common Units

Ferrellgas Partners Finance Corp.	1,000	Common Stock

Ferrellgas, L.P.	n/a	n/a

Ferrellgas Finance Corp.	1,000	Common Stock

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended January 31, 2005

FORM 10-Q QUARTERLY REPORT

Table of Contents

Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	January 31,	July 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$ 31,501	$ 15,428
Accounts and notes receivable, net	141,226	114,211
Inventories	122,131	103,578
Prepaid expenses and other current assets	12,638	10,022
Total current assets	307,496	243,239

Property, plant and equipment, net	796,199	792,436
Goodwill	258,856	261,768
Intangible assets, net	268,321	265,125
Other assets, net	17,837	15,607
Total assets	$ 1,648,709	$ 1,578,175

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$ 131,244	$ 104,309
Short-term borrowings	70,600	-
Other current liabilities	87,369	92,793
Total current liabilities	289,213	197,102

Long-term debt	1,059,389	1,153,652
Other liabilities	22,687	20,531
Contingencies and commitments (Note J)	-	-
Minority interest	5,532	4,791

Partners’ capital:
Senior unitholder (1,994,146 units outstanding at January 31, 2005 and July 31, 2004
- liquidation preference $79,766 at January 31, 2005 and July 31, 2004)	79,766	79,766
Common unitholders (54,105,705 and 48,772,875 units outstanding
at January 31, 2005 and July 31, 2004, respectively)	250,534	178,994
General partner unitholder (566,665 and 512,798 units outstanding
At January 31, 2005 and July 31, 2004, respectively)	(56,707)	(57,391)
Accumulated other comprehensive (loss) income	(1,705)	730
Total partners’ capital	271,888	202,099
Total liabilities and partners’ capital	$ 1,648,709	$ 1,578,175

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Revenues:
Propane and other gas liquids sales	$ 605,744	$457,433	$932,855	$689,487
Other	50,564	24,348	83,141	47,708
Total revenues	656,308	481,781	1,015,996	737,195
Cost of product sold (exclusive of
depreciation, shown with amortization below)	434,518	286,899	679,034	446,148

Gross profit	221,790	194,882	336,962	291,047

Operating expense	97,971	79,804	187,011	152,283
Depreciation and amortization expense	21,333	12,665	41,180	23,860
General and administrative expense	11,517	8,982	21,839	15,873
Equipment lease expense	6,153	4,732	11,919	9,243
Employee stock ownership plan compensation charge	2,358	2,164	4,445	3,948
Loss on disposal of assets and other	1,817	1,926	3,073	3,552

Operating income	80,641	84,609	67,495	82,288

Interest expense	(23,196)	(17,291)	(46,059)	(34,085)
Interest income	657	470	976	801

Earnings before income taxes and minority interest	58,102	67,788	22,412	49,004

Income tax expense (benefit)	339	-	(67)	-
Minority interest	645	733	350	595
Net earnings	57,118	67,055	22,129	48,409

Distributions to senior unitholder	1,994	1,994	3,988	3,988
Net earnings available to general partner unitholder	7,595	16,713	181	1,896
Net earnings available to common unitholders	$ 47,529	$ 48,348	$ 17,960	$ 42,525

Basic earnings per common unit:
Distributed net earnings available to common unitholders	$ 0.50	$ 0.50	$ 1.00	$1.00
Undistributed (distributions in excess of) net earnings
available to common unitholders	0.38	0.74	(0.65)	0.11
Net earnings per common unitholder	$ 0.88	$ 1.24	$ 0.35	$1.11

Diluted earnings per common unit:
Distributed net earnings available to common unitholders	$0.50	$0.50	$1.00	$1.00
Undistributed (distributions in excess of) net earnings
available to common unitholders	0.38	0.73	(0.66)	0.10
Net earnings per common unitholder	$ 0.88	$1.23	$0.34	$1.10

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

							Accumulated other
		Number of units					comprehensive (loss) income
			General			General		Currency
	Senior	Common	partner	Senior	Common	partner	Risk	translation		Total
	unit-	unit-	unit-	unit-	unit-	unit-	manage-	adjust-	Pension	partners’
	holder	holders	holder	holder	holders	holder	ment	ments	liability	capital

August 1, 2004	1,994.1	48,772.9	512.8	$ 79,766	$ 178,994	$ (57,391)	$ 1,772	$ 16	$ (1,058)	$ 202,099

Contribution in connection with
ESOP compensation charge	-	-	-	-	4,356	44	-	-	-	4,400

Common unit cash distribution	-	-	-	-	(52,762)	(533)	-	-	-	(53,295)

Senior unit cash and accrued distributions	-	-	-	-	(3,948)	(80)	-	-	-	(4,028)

Common units issued in public offering	-	2,875.0	29.0	-	54,891	554	-	-	-	55,445

Common units issued in private offering	-	2,098.6	21.2	-	39,800	404	-	-	-	40,204

Common units issued in connection
with acquistions	-	341.2	3.5	-	6,993	71	-	-	-	7,064

Common unit options exercised	-	18.0	0.2	-	302	3	-	-	-	305

Comprehensive income:
Net earnings	-	-	-	-	21,908	221	-	-	-	22,129
Other comprehensive (loss) income:
Net losses on risk management
derivatives	-	-	-	-	-	-	(1,969)	-	-	(1,969)
Reclassification of net losses on
risk management derivatives	-	-	-	-	-	-	(504)	-	-	(504)
Foreign currency translation
adjustment	-	-	-	-	-	-	-	38	-	38
Comprehensive income										19,694

January 31, 2005	1,994.1	54,105.7	566.7	$ 79,766	$ 250,534	$ (56,707)	$ (701)	$ 54	$ (1,058)	$ 271,888

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2005	2004

Cash flows from operating activities:
Net earnings	$ 22,129	$ 48,409
Reconciliation of net earnings to net cash provided
by operating activities:
Depreciation and amortization expense	41,180	23,860
Employee stock ownership plan compensation charge	4,445	3,948
Loss on disposal of assets	1,427	2,824
Minority interest	350	595
Other	1,519	3,169
Changes in operating assets and liabilities, net of
effects from business acquisitions:
Accounts and notes receivable, net	(133,106)	(128,001)
Inventories	(20,107)	(14,899)
Prepaid expenses and other current assets	(1,714)	(538)
Accounts payable	27,082	57,275
Other current liabilities	(7,455)	(10,140)
Other liabilities	1,018	882
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	104,400	30,000
Proceeds from collections reinvested in revolving
period accounts receivable securitizations	498,083	419,466
Remittances of amounts collected as servicer of
accounts receivable securitizations	(498,083)	(423,466)
Net cash provided by operating activities	41,168	13,384

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(20,058)	(38,142)
Capital expenditures - technology initiative	(6,818)	(3,612)
Capital expenditures - other	(15,402)	(12,581)
Other	2,305	1,774
Net cash used in investing activities	(39,973)	(52,561)

Cash flows from financing activities:
Distributions	(57,323)	(43,134)
Issuance of common units, net of issuance costs of $139
and $48 during 2005 and 2004, respectively	94,917	47,348
Net additions to short-term borrowings	70,600	42,700
Proceeds from issuance of debt	-	13,300
Principal payments on debt	(94,701)	(9,877)
Cash paid for financing costs	(331)	(44)
Proceeds from exercise of common unit options	301	459
Cash contribution from general partner	2,082	488
Minority interest activity	(705)	(145)
Net cash provided by financing activities	14,840	51,095

Effect of exchange rate changes on cash	38	-

Increase in cash and cash equivalents	16,073	11,918
Cash and cash equivalents - beginning of period	15,428	11,154
Cash and cash equivalents - end of period	$ 31,501	$ 23,072

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ 45,134	$ 32,899
Income taxes	$ 371	$ -
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.	Organization

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds a 1.0101% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Ferrell Companies beneficially owns 18.1 million of the outstanding Ferrellgas Partners common units. JEF Capital Management, Inc. (“JEF Capital”) is beneficially owned by James E. Ferrell (“Mr. Ferrell”), Chairman, Chief Executive Officer and President of the general partner, and thus is an affiliate. JEF Capital directly owns 100% of Ferrellgas’ senior units.

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

Ferrellgas accounts for the Ferrellgas Unit Option Plan (the “Unit Option Plan”) and the Ferrell Companies, Inc. Incentive Compensation Plan (the “ICP”) using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the unit option plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas’ net earnings and net earnings per unit would have been adjusted as noted in the table below:

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Net earnings available to common unitholders, as reported	$47,529	$48,348	$17,960	$42,525
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(316)	(240)	(632)	(475)
Pro forma net earnings available to common unitholders	$47,213	$48,108	$17,328	$42,050
Basic earnings per common unit:
Basic net earnings available to common unitholders, as reported	$0.88	$1.24	$0.35	$1.11
Basic net earnings available to common unitholders, pro forma	$0.88	$1.23	$0.33	$1.10
Diluted earnings per common unit:
Diluted earnings available to common unitholders, as reported	$0.88	$1.23	$0.34	$1.10
Diluted earnings available to common unitholders, pro forma	$0.88	$1.23	$0.33	$1.09

The fair value of the ICP stock options granted during the 2004, 2003, and 2002 fiscal years were determined using a binomial option valuation model with the following assumptions: a) a one percent dividend, b) average stock price volatility of 17.9%, 18.6% and 19.2% used in 2004, 2003 and 2002, respectively, c) the risk-free interest rate used was 3.8%, 4.0% and 4.3% in 2004, 2003 and 2002, respectively and d) expected life of the options between five and 12 years.

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

D.	Reclassifications

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the six months ended January 31, 2004 to conform to the six months ended January 31, 2005 condensed consolidated statement of cash flows presentation. “Cash paid for financing costs” is disclosed separately in net cash provided by financing activities in the condensed consolidated statements of cash flows. This amount was previously classified as “Other” in net cash provided by financing activities for the six months ended January 31, 2004.

E.	Nature of operations

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, Puerto Rico, the U.S. Virgin Islands and Canada.

F.	Business combinations

During fiscal 2004, Ferrellgas completed a material business combination. The business combination was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. We believe there are no outstanding valuation issues related to the Blue Rhino contribution, and we expect to complete our allocation of the purchase price in the third quarter of fiscal 2005. The results of operations from this business combination are included in Ferrellgas’ condensed consolidated financial statements from the date of the business combination.

	Allocation of purchase price
Business combinations	Purchase price	Working capital	Property plant & equipment	Intangible assets	Goodwill	Other
Blue Rhino (April 2004)	$414,278	$21,334	$95,772	$163,100	$129,973	$4,099

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

Assumption of obligations under the contribution agreement	$343,414
Common units and general partner interest issued	8,700
Assumption of Blue Rhino’s bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	18,445
$414,278

Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into the operating partnership. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”

Ferrellgas’ valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $130.0 million. This valuation of goodwill was based on Ferrellgas’ belief that the contributions of Blue Rhino will be beneficial to Ferrellgas’ and Blue Rhino’s operations as Blue Rhino’s counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas with the ability to better utilize its seasonal resources to complement Ferrellgas’ retail distribution locations with Blue Rhino’s existing distributor network.

The results of operations of Blue Rhino for the period from August 1, 2004 through January 31, 2005 are included in the condensed consolidated statement of earnings of the combined entity for the three and six months ended January 31, 2005.

Pro forma results of operations

The following summarized unaudited pro forma results of operations for the three and six months ended January 31, 2005 and 2004, assumes that the Blue Rhino contribution had occurred as of the beginning of the periods presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas had completed the Blue Rhino contribution as of the beginning of the periods presented or (ii) the results that will be attained in the future.

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Propane and other gas liquids sales	$605,744	$516,675	$932,855	$797,999
Net earnings available to common unitholders	$ 47,529	$ 44,711	$ 17,960	$ 33.615
Basic net earnings available to common unitholders	$0.88	$0.93	$0.35	$0.71
Diluted net earnings available to common unitholders	$0.88	$0.93	$0.34	$0.71

G.	Cash and cash equivalents and non-cash activities

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to the accounts receivable securitization, transactions with related parties and business combinations and are disclosed in Note F – Business combinations, Note H – Accounts receivable securitization, Note K – Partners’ capital and Note O – Transactions with related parties, respectively.

H.	Accounts receivable securitization

The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership’s retained interest in these receivables is reduced. As of January 31, 2005, the balance of the retained interest was $30.4 million and was classified as accounts receivable on the condensed consolidated balance sheet. At January 31, 2005, $157.6 million had been transferred. At January 31, 2005, the operating partnership had $17.4 million of remaining capacity to transfer additional trade accounts receivable. The net non-cash activity relating to this retained interest was $0.2 million and $0.2 million during the three months ended January 31, 2005 and 2004, respectively, and $0.5 million and $0.3 million during the six months ended January 31, 2005 and 2004 respectively. These amounts reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 3.0% and 2.0% during the six months ended January 31, 2005 and 2004, respectively. Ferrellgas renewed the facility for an additional 364-day commitment on September 21, 2004.

I.	Supplemental financial statement information

Inventories consist of:

	January 31,	July 31,
	2005	2004
Propane gas and related products	$ 90,767	$ 69,570
Appliances, parts and supplies	31,364	34,008
	$122,131	$103,578

In addition to inventories on hand, Ferrellgas enters into contracts to buy product for supply purposes, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than 18 months. As of January 31, 2005, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 3.0 million gallons of propane at a fixed price.

Intangible assets, net consist of:

	January 31, 2005			July 31, 2004
	Gross carrying amount	Accum-ulated amortization	Net	Gross carrying amount	Accum-ulated amortization	Net
Amortized intangible assets
Customer lists	$338,497	$(148,467)	$190,030	$326,352	$(140,766)	$185,586
Non-compete agreements	35,426	(20,060)	15,366	71,697	(56,468)	15,229
Other	5,300	(1,375)	3,925	6,289	(979)	5,310
	379,223	(169,902)	209,321	404,338	(198,213)	206,125
Unamortized intangible assets
Tradenames & trademarks	59,000	-	59,000	59,000	-	59,000
	$438,223	$(169,902)	$268,321	$463,338	$(198,213)	$265,125

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Aggregate amortization expense	$5,530	$2,876	$11,301	$6,043

Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2005	$ 11,206
2006	21,758
2007	20,258
2008	18,316
2009	17,257

Loss on disposal of assets and other consist of:	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Loss on disposal of assets	$618	$1,503	$1,427	$2,824
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,752	931	2,570	1,547
Service income related to the accounts receivable securitization	(553)	(508)	(924)	(819)
	$1,817	$1,926	$3,073	$3,552

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Operating expense	$41,381	$39,856	$73,592	$70,356
Depreciation and amortization expense	1,609	2,146	3,310	4,182
Equipment lease expense	5,558	2,820	11,442	5,624
	$48,548	$44,822	$88,344	$80,162

J.	Contingencies

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas.

K.	Partners’ capital

As of January 31, 2005 and July 31, 2004, partners’ capital consisted of the following limited partner units:

	January 31,	July 31,
	2005	2004
Senior units	1,994,146	1,994,146
Common units	54,105,705	48,772,875

As of January 31, 2005, total common units outstanding consisted of (i) 36.0 million held by third parties and listed on the New York Stock Exchange under the symbol “FGP,” (ii) 17.8 million held by Ferrell Companies, (iii) 0.2 million held by FCI Trading, a subsidiary of Ferrell Companies, and (iv) 0.1 million held by Ferrell Propane, Inc. (“Ferrell Propane”) which is controlled by the general partner. As of July 31, 2004, total common units outstanding consisted of (i) 30.7 million held by third parties, (ii) 17.8 million held by Ferrell Companies, (iii) 0.2 million held by FCI Trading and (iv) 0.1 million held by Ferrell Propane.

During August 2004, Ferrellgas Partners issued, in a public offering, 2.9 million of its common units at a price of $20.00 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, Ferrellgas Partners received net proceeds of $54.9 million for the issuance of these common units. In connection with this transaction, the general partner contributed $1.1 million in cash to maintain its effective 2% general partner interest in Ferrellgas. Ferrellgas Partners contributed the proceeds to the operating partnership to reduce borrowings outstanding under its bank credit facility.

On November 12, 2004, Ferrellgas Partners received net proceeds of $39.8 million pursuant to the issuance of 2.1 million common units in a private offering to a single, unaffiliated purchaser. In connection with this transaction, the general partner contributed $0.8 million to maintain its effective 2% general partner interest in Ferrellgas. Ferrellgas Partners contributed the proceeds to the operating partnership to reduce borrowings outstanding under its bank credit facility. In January 2005, the SEC declared effective a registration statement filed by Ferrellgas registering the resale of these units.

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

L.	Earnings per common unit

Below is a calculation of the basic and diluted earnings per common unit in the condensed consolidated statements of earnings for the periods indicated. For diluted earnings per common unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. Distributions to the senior unitholder decrease the net earnings available to common unitholders.

Ferrellgas implemented Emerging Issues Task Force (“EITF”) 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” in the quarter ended January 31, 2005, which was the first quarter affected by this consensus. EITF 03-6 requires the calculation of net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months and six months ending January 31. The dilutive effect of EITF 03-6 on basic net earnings per common unit was $0.14 and $0.41 for the three months ended January 31, 2005 and 2004, respectively, and $0.04 for the six months ended January 31, 2004.

In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004

Net earnings available to common unitholders	$47,529	$48,348	$17,960	$42,525

Weighted average common units outstanding	53,706,476	39,048,164	52,032,542	38,377,230

Dilutive securities	38,891	175,607	44,217	158,871

Weighted average common units outstanding plus dilutive securities	53,745,367	39,223,771	52,076,759	38,536,101

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004

Basic earnings per common unit:

Basic earnings available to common unitholders	$0.88	$1.24	$0.35	$1.11

Diluted earnings per common unit:

Diluted earnings available to common unitholders	$0.88	$1.23	$0.34	$1.10

M.	Distributions

On December 15 and September 14, 2004, Ferrellgas paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended October 31 and July 31, 2004. On February 18, 2005, Ferrellgas declared cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended January 31, 2005, that are expected to be paid on March 15, 2005.

See Note P – Subsequent event, for discussion about the extension of the cash distribution coverage to Ferrellgas Partners’ publicly held common unitholders.

N.	Adoption of new accounting standards

The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 123 (revised 2004), “Share-Based Payment” SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4 (issued 11/04)” SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” and EITF No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.”

SFAS No. 123 (revised 2004) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value, as of the grant date, of the equity or liability instruments issued. This statement is effective for interim or annual reporting periods that begin after June 15, 2005. Consequently, Ferrellgas will implement SFAS No. 123 (revised 2004) during the quarter ended October 31, 2005. Currently, Ferrellgas accounts for the Unit Option Plan and the ICP using the intrinsic value method under the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the condensed consolidated statements of earnings. See Note B – Unit and stock-based compensation, for current disclosures. Ferrellgas has not yet determined if SFAS No. 123 (revised 2004) will have a material effect on its financial position, results of operations and cash flows.

SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. This statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. Consequently, Ferrellgas will implement SFAS No. 151 during the quarter ended October 31, 2005. Ferrellgas has studied SFAS No. 151 and believes it will not have a material effect on its financial position, results of operations and cash flows.

SFAS No. 153 amends APB Opinion No. 29 which required that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Consequently, Ferrellgas will implement SFAS No. 153 during the quarter ended October 31, 2005. Ferrellgas has studied SFAS No. 153 and believes it will not have a material effect on its financial position, results of operations and cash flows.

EITF 03-6 requires the calculation of net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months and six months ending January 31. This consensus is effective for fiscal periods beginning after March 31, 2004. Ferrellgas implemented EITF 03-6 in the quarter ended January 31, 2005, which was the first quarter affected by this consensus. The dilutive effect of EITF 03-6 on basic net earnings per common unit was $0.14 and $0.41 for the three months ended January 31, 2005 and 2004, respectively, and $0.04 for the six months ended January 31, 2004.

EITF 04-1 requires that pre-existing contractual relationships between two parties involved in a business combination be evaluated to determine if a settlement of the pre-existing contracts is required separately from the accounting for the business combination. This consensus is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. Consequently, Ferrellgas implemented EITF 04-1 during the quarter ended January 31, 2005, without a material effect on its financial position, results of operations and cash flows.

O.	Transactions with related parties

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

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Reimbursable costs	$57,214	$55,237	$107,245	$104,044

Partnership distributions

Ferrellgas paid senior unit distributions of $4.0 million to JEF Capital during each of the six months ended January 31, 2005 and 2004. On January 31, 2005, Ferrellgas accrued a senior unit distribution of $2.0 million that Ferrellgas expects to pay to JEF Capital on March 15, 2005.

Ferrellgas Partners has paid the following common unit distributions to related parties:

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Ferrell Companies	$8,902	$8,902	$17,804	$17,804
FCI Trading	98	-	196	-
Ferrell Propane	26	26	51	51
The general partner	292	221	573	442

On February 18, 2005, Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane and the general partner of $8.9 million, $0.1 million, $26 thousand and $0.3 million, respectively, that are expected to be paid on March 15, 2005. See Note K – Partners’ capital – for disclosure of related party transactions among Ferrellgas and the general partner related to the issuance of common units during August and November 2004.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. Ferrellgas enters into transactions with Ferrell International in connection with Ferrellgas’ risk management activities and does so at market prices in accordance with Ferrellgas’ affiliate trading policy approved by the general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas recognized the following net disbursements from purchases, sales and commodity derivative transactions and from providing accounting services for Ferrell International:

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Net disbursements Receipts from providing accounting services	$(76) 10	$ - 10	$(2,699) 20	$ - 20

These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the condensed consolidated statements of earnings. There was $0.1 million due to Ferrell International at January 31, 2005.

P.	Subsequent event

On March 7, 2005, Ferrellgas Partners amended its partnership agreement to reflect the extension of the existing agreement with Ferrell Companies involving the priority of quarterly distribution payments on common units held publicly. The existing provision in the partnership agreement, originally scheduled to expire December 31, 2005, was extended to April 30, 2010. This provision allows Ferrellgas Partners to defer distributions on the common units held by Ferrell Companies up to an aggregate outstanding amount of $36.0 million.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

January 31,	July 31,
ASSETS	2005	2004

Cash	$1,000	$1,000
Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	2,911	2,866

Accumulated deficit	(2,911)	(2,866)
Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(unaudited)

For the three months ended January 31,	For the six months ended January 31,
2005	2004	2005	2004

General and administrative expense	$ -	$ -	$45	$45

Net loss	$ -	$ -	$(45)	$(45)
See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)
	For the six months ended January 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(45)	$(45)
Cash used in operating activities	(45)	(45)

Cash flows from financing activities:
Capital contribution	45	45
Cash provided by financing activities	45	45

Change in cash	-	-
Cash – beginning of period	1,000	1,000
Cash – end of period	$1,000	$1,000

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2005

(unaudited)

A.	Organization

Ferrellgas Partners Finance Corp. (“the Finance Corp.”), a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P (“the Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-obligor for debt securities of the Partnership.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	January 31,	July 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$ 29,551	$ 13,751
Accounts and notes receivable, net	141,226	114,211
Inventories	122,131	103,578
Prepaid expenses and other current assets	11,710	9,285
Total current assets	304,618	240,825

Property, plant and equipment, net	796,199	792,436
Goodwill	258,856	261,768
Intangible assets, net	268,321	265,125
Other assets, net	13,835	10,836
Total assets	$ 1,641,829	$ 1,570,990

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$ 131,244	$ 104,162
Short-term borrowings	70,600	-
Other current liabilities	82,209	88,070
Total current liabilities	284,053	192,232

Long-term debt	788,589	882,662
Other liabilities	22,684	20,529
Contingencies and commitments (Note I)	-	-

Partners’ capital:
Limited partner	542,676	470,046
General partner	5,532	4,791
Accumulated other comprehensive (loss) income	(1,705)	730
Total partners’ capital	546,503	475,567
Total liabilities and partners’ capital	$ 1,641,829	$ 1,570,990

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Revenues:
Propane and other gas liquids sales	$605,744	$457,433	$932,855	$689,487
Other	50,564	24,348	83,141	47,708
Total revenues	656,308	481,781	1,015,996	737,195

Cost of product sold (exclusive of
depreciation, shown with amortization below)	434,518	286,899	679,034	446,148

Gross profit	221,790	194,882	336,962	291,047

Operating expense	97,843	79,739	186,820	152,151
Depreciation and amortization expense	21,333	12,665	41,180	23,860
General and administrative expense	11,517	8,982	21,839	15,873
Equipment lease expense	6,153	4,732	11,919	9,243
Employee stock ownership plan compensation charge	2,358	2,164	4,445	3,948
Loss on disposal of assets and other	1,817	1,926	3,073	3,552

Operating income	80,769	84,674	67,686	82,420

Interest expense	(17,191)	(12,536)	(34,049)	(24,304)
Interest income	657	470	973	801

Earnings before income taxes	64,235	72,608	34,610	58,917

Income tax expense (benefit)	339	-	(67)	-

Net earnings	$63,896	$72,608	$34,677	$58,917

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive (loss) income
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

August 1, 2004	$ 470,046	$ 4,791	$ 1,772	$ 16	$ (1,058)	$475,567

Contribution in connection with
ESOP compensation charge	4,400	45	-	-	-	4,445

Quarterly cash and accrued distributions	(69,048)	(705)	-	-	-	(69,753)

Cash contributed by Ferrellgas Partners and
the general partner	95,814	977	-	-	-	96,791

Net assets contributed by Ferrellgas
Partners and cash contributed by the
general partner in connection with
acquistions	7,137	74	-	-	-	7,211

Comprehensive income:
Net earnings	34,327	350	-	-	-	34,677
Other comprehensive (loss) income:
Net losses on risk management derivatives	-	-	(1,969)	-	-	(1,969)
Reclassification of net losses on risk
management derivatives	-	-	(504)	-	-	(504)
Foreign currency translation adjustment	-	-	-	38	-	38
Comprehensive income						32,242

January 31, 2005	$ 542,676	$5,532	$ (701)	$ 54	$ (1,058)	$ 546,503

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2005	2004

Cash flows from operating activities:
Net earnings	$ 34,677	$ 58,917
Reconciliation of net earnings to net cash provided
by operating activities:
Depreciation and amortization expense	41,180	23,860
Employee stock ownership plan compensation charge	4,445	3,948
Loss on disposal of assets	1,427	2,824
Other	1,234	2,926
Changes in operating assets and liabilities, net of
effects from business acquisitions:
Accounts and notes receivable, net	(133,106)	(128,001)
Inventories	(20,107)	(14,899)
Prepaid expenses and other current assets	(1,714)	(438)
Accounts payable	27,082	57,275
Other current liabilities	(7,643)	(10,311)
Other liabilities	1,018	882
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	104,400	30,000
Proceeds from collections reinvested in revolving
period accounts receivable securitizations	498,083	419,466
Remittances of amounts collected as servicer of
accounts receivable securitizations	(498,083)	(423,466)
Net cash provided by operating activities	52,893	22,983

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(20,058)	(38,142)
Capital expenditures - technology initiative	(6,818)	(3,612)
Capital expenditures – other	(15,402)	(12,581)
Other	2,256	1,799
Net cash used in investing activities	(40,022)	(52,536)

Cash flows from financing activities:
Distributions	(69,753)	(53,210)
Cash contributions from partners	96,865	38,266
Proceeds from issuance of debt	-	13,300
Principal payments on debt	(94,701)	(1,423)
Net additions to short-term borrowings	70,600	42,700
Cash paid for financing costs	(120)	-
Net cash provided by financing activities	2,891	39,633

Effect of exchange rate changes on cash	38	-

Increase in cash and cash equivalents	15,800	10,080
Cash and cash equivalents - beginning of period	13,751	10,816
Cash and cash equivalents - end of period	$ 29,551	$ 20,896

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ 33,409	$ 23,361
Income taxes	$ 371	$ -

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

(Dollars in thousands, unless otherwise designated)

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

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

B.	Unit and stock-based compensation

Ferrellgas, L.P. accounts for the Ferrellgas Unit Option Plan (the “Unit Option Plan”) and the Ferrell Companies, Inc. Incentive Plan (the “ICP”) using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas, L.P.’s net earnings would have been adjusted as noted in the table below:

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004

Net earnings, as reported	$63,896	$72,608	$34,677	$58,917
Deduct: Total stock-based employee compensation expenses determined under the fair value based method for all awards	(319)	(245)	(639)	(485)
Pro forma net earnings available to common unitholders	$63,577	$72,363	$34,038	$58,432

C.	Accounting estimates

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

D. Nature of operations

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, Puerto Rico, the U.S. Virgin Islands and Canada.

E. Business combinations

During fiscal 2004, Ferrellgas, L.P. completed a material business combination. The business combination was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. We believe there are no outstanding valuation issues related to the Blue Rhino contribution, and we expect to complete our allocation of the purchase price in the third quarter of fiscal 2005. The results of operations from this business combination are included in Ferrellgas, L.P.’s condensed consolidated financial statements from the dates of the business combination.

	Allocation of purchase price
Business combinations	Purchase price	Working capital	Property plant & equipment	Intangible assets	Goodwill	Other
Blue Rhino (April 2004)	$414,278	$21,334	$95,772	$163,100	$129,973	$4,099

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

Assumption of obligations under the contribution agreement	$343,414
Limited partner and general partner interests issued	8,700
Assumption of Blue Rhino’s bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	18,445
$414,278

Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into Ferrellgas, L.P. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”

Ferrellgas, L.P.’s valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $130.0 million. This valuation of goodwill was based on Ferrellgas, L.P.’s belief that the contributions of Blue Rhino will be beneficial to Ferrellgas, L.P.’s and Blue Rhino operations as Blue Rhino counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas, L.P. with the ability to better utilize its seasonal resources to complement Ferrellgas L.P.’s retail distribution locations with Blue Rhino’s existing distributor network.

The results of operations of Blue Rhino for the period from August 1, 2004 through January 31, 2005 are included in the condensed consolidated statement of earnings of the combined entity for the three months and six months ended January 31, 2005.

Pro forma information

The following summarized unaudited pro forma results of operations for the three and six months ended January 31, 2005 and 2004, assumes that the Blue Rhino contribution completed by the Ferrellgas, L.P. had occurred as of the beginning of the periods presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas, L.P. had completed the Blue Rhino contribution as of the beginning of the period presented or (ii) the results that will be attained in the future.

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Propane and other gas liquids sales	$605,744	$516,675	$932,855	$797,999
Net earnings	$63,896	$65,403	$34,677	$48,450

F.	Cash and cash equivalents and non-cash activities

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to the accounts receivable securitization and transactions with related parties and business combinations and are disclosed in Note E – Business combinations, Note G – Accounts receivable securitization, Note J – Partners’ capital and Note M – Transactions with related parties, respectively.

G.	Accounts receivable securitization

Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.’s retained interest in these receivables is reduced. As of January 31, 2005, the balance of the retained interest was $30.4 million, and was classified as accounts receivable on the condensed consolidated balance sheets. At January 31, 2005, $157.6 million had been transferred. At January 31, 2005, Ferrellgas, L.P. had $17.4 million of remaining capacity to transfer additional trade accounts receivable. The net non-cash activity relating to this retained interest was $0.2 million and $0.2 million during the three months ended January 31, 2005 and 2004, respectively, and $0.5 million and $0.3 million during the six months ended January 31, 2005 and 2004, respectively. These amounts reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 3.0% and 2.0% during the six months ended January 31, 2005 and 2004, respectively. Ferrellgas, L.P. renewed the facility for an additional 364-day commitment on September 21, 2004.

H. Supplemental financial statement information

Inventories consist of:

	January 31,	July 31,
	2005	2004
Propane gas and related products	$ 90,767	$ 69,570
Appliances, parts and supplies	31,364	34,008
	$122,131	$103,578

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to buy product for supply purposes, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than 18 months. As of January 31, 2005, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 3.0 million gallons of propane at a fixed price.

Intangible assets, net consist of:

	January 31, 2005			July 31, 2004
	Gross carrying amount	Accum-ulated amortization	Net	Gross carrying amount	Accum-ulated amortization	Net
Amortized intangible assets
Customer lists	$338,497	$(148,467)	$190,030	$326,352	$(140,766)	$185,586
Non-compete agreements	35,426	(20,060)	15,366	71,697	(56,468)	15,229
Other	5,300	(1,375)	3,925	6,289	(979)	5,310
	379,223	(169,902)	209,321	404,338	(198,213)	206,125
Unamortized intangible assets
Tradenames & trademarks	59,000	-	59,000	59,000	-	59,000
	$438,223	$(169,902)	$268,321	$463,338	$(198,213)	$265,125

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Aggregate amortization expense	$5,530	$2,876	$11,301	$6,043

Estimated amortization expense:
For the years ended July 31,
Amortization remaining in 2005	$ 11,206
2006	21,758
2007	20,258
2008	18,316
2009	17,257

Loss on disposal of assets and other consists of:

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Loss on disposal of assets	$ 618	$1,503	$1,427	$2,824
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,752	931	2,570	1,547
Service income related to the accounts receivable securitization	(553)	(508)	(924)	(819)
	$1,817	$1,926	$3,073	$3,552

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Operating expense	$41,381	$39,856	$73,592	$70,356
Depreciation and amortization expense	1,609	2,146	3,310	4,182
Equipment lease expense	5,558	2,820	11,442	5,624
	$48,548	$44,822	$88,344	$80,162

I.	Contingencies

Ferrellgas L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

J.	Partners’ capital

Partner’s capital consists of a 98.9899% limited partner interest held by Ferrellgas Partners and a 1.0101% general partner interest held by the general partner. During the six months ended January 31, 2005, Ferrellgas, L.P. received cash contributions of $96.8 million and net asset contributions of $7.2 million from Ferrellgas Partners and the general partner. The cash proceeds were used to reduce borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

K.	Distributions

During the six months ended January 31, 2005, Ferrellgas, L.P. paid cash distributions of $69.8 million. On February 18, 2005, Ferrellgas L.P. declared a cash distribution of $29.6 million for the three months ended January 31, 2005, that is expected to be paid on March 15, 2005.

L.	Adoption of new accounting standards

The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 123 (revised 2004), “Share-Based Payment” SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4 (issued 11/04)” SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” and Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.”

SFAS No. 123 (revised 2004) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value, as of the grant date, of the equity or liability instruments issued. This statement is effective for interim or annual reporting periods that begin after June 15, 2005. Consequently, Ferrellgas, L.P. will implement SFAS No. 123 (revised 2004) during the quarter ended October 31, 2005. Currently, Ferrellgas, L.P. accounts for the Unit Option Plan and the ICP using the intrinsic value method under the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the unit option plan or for the ICP in the condensed consolidated statements of earnings. See Note B – Unit and stock-based compensation, for current disclosures. Ferrellgas, L.P. has not yet determined if SFAS No. 123 (revised 2004) will have a material effect on its financial position, results of operations and cash flows.

SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. This statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. Consequently, Ferrellgas, L.P. will implement SFAS No. 151 during the quarter ended October 31, 2005. Ferrellgas, L.P. has studied SFAS No. 151 and believes it will not have a material effect on its financial position, results of operations and cash flows.

SFAS No. 153 amends APB Opinion No. 29 which required that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Consequently, Ferrellgas, L.P. will implement SFAS No. 153 during the quarter ended October 31, 2005. Ferrellgas, L.P. has studied SFAS No. 153 and believes it will not have a material effect on its financial position, results of operations and cash flows.

EITF 04-1 requires that pre-existing contractual relationships between two parties involved in a business combination be evaluated to determine if a settlement of the pre-existing contracts is required separately from the accounting for the business combination. This consensus is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. Consequently, Ferrellgas, L.P. implemented EITF 04-1 during the quarter ended January 31, 2005, without a material effect on its financial position, results of operations and cash flows.

M.	Transactions with related parties

General and administrative

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by the general partner in connection with operating Ferrellgas L.P.’s business. These costs, which include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf, as well as related general and administrative costs, are as follows:

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Reimbursable costs	$57,214	$55,237	$107,245	$104,044

Partnership distributions

Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $69.0 million and $0.7 million, respectively, during the six months ended January 31, 2005. On February 18, 2005, Ferrellgas, L.P. declared distributions to Ferrellgas Partners, L.P. and the general partner of $29.3 million and $0.3 million, respectively, that are expected to be paid on March 15, 2005.

During the first two quarters of fiscal 2005, Ferrellgas, L.P. received $96.9 million in cash contributions, from Ferrellgas Partners and the general partner, primarily related to equity offerings by Ferrellgas Partners. Ferrellgas, L.P. then used the cash contributions to reduce the borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

During the first two quarters of fiscal 2005, Ferrellgas, L.P. received $7.1 million in net asset contributions from Ferrellgas Partners related to acquisitions of propane related assets.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of the general partner, and thus is an affiliate. Ferrellgas, L.P. enters into transactions with Ferrell International in connection with Ferrellgas L.P.’s risk management activities and does so at market prices in accordance with Ferrellgas L.P.’s affiliate trading policy approved by the general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas L.P. also provides limited accounting services for Ferrell International. Ferrellgas, L.P. recognized the following net disbursements from purchases, sales and commodity derivative transactions and from providing accounting services for Ferrell International:

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004
Net disbursements Receipts from providing accounting services	$(76) 10	$ - 10	$(2,699) 20	$ - 20

These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the condensed consolidated statements of earnings. There was $0.1 million due to Ferrell International at January 31, 2005.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	January 31,	July 31,
ASSETS	2005	2004

Cash	$1,000	$1,000
Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	929	929

Accumulated deficit	(929)	(929)
Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2005	2004	2005	2004

General and administrative expense	$-	$185	$-	$185

Net loss	$-	$(185)	$-	$(185)
See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the six months ended
	January 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ -	$ (185)
Cash used in operating activities	-	(185)

Cash flows from financing activities:
Capital contribution	-	185
Cash provided by financing activities	-	185

Change in cash	-	-
Cash – beginning of period	1,000	1,000
Cash – end of period	$1,000	$1,000

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2005

(unaudited)

A.	Organization

Ferrellgas Finance Corp. (“the Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P (“the Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-obligor for debt securities of the Partnership.

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

In this Quarterly Report, unless the context indicates otherwise, references to:

•

“us,” “we,” “our,” or “ours,” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units” or “senior units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
•	our “general partner” refers to Ferrellgas, Inc.;
•	“unitholders” refers to holders of common units of Ferrellgas Partners;
•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors and marketers;
•	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of propane sold to our wholesale customers and other bulk propane distributors or marketers; and
•	“Notes” refer to the notes to the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. The common units of Ferrellgas Partners are listed on the New York Stock Exchange and our activities are substantially conducted through the operating partnership.

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

We file annual, quarterly, and other reports and other information with the SEC. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at, 450 5th street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and this other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any internet addresses provided in this Quarterly Report on Form 10-Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there exist three material differences between Ferrellgas Partners and the operating partnership. Those three material differences are:

•

the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the “Condensed Consolidated Statements of Earnings” in their respective condensed consolidated financial statements;

•	Ferrellgas Partners issued common units in several transactions during the six months ended January 31, 2005; and
•

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

•

the risk factor entitled “There are limits on the deductibility of losses” indicates that the passive loss rules generally apply to individuals and closely held corporations. For tax years beginning after October 22, 2004, the passive loss rules also apply to regulated investment companies (or “mutual funds”) holding an interest in a “qualified publicly-traded partnership;”

•

the risk factor entitled “Tax-exempt entities, regulated investment companies, and foreign persons face unique tax issues from owning common units that may result in additional tax liability or reporting requirements for them” indicates that very little of our income will be qualifying income to a regulated investment company. For tax years beginning after October 22, 2004, net income derived from an interest in a “qualified publicly-traded partnership” is qualifying income for a regulated investment company. We expect Ferrellgas Partners to be treated as a qualified publicly-traded partnership for this purpose; and

•

the risk factor entitled “Our tax shelter registration could increase the risk of potential IRS audit” indicates that we have registered with the IRS as a tax shelter pursuant to certain tax shelter registration rules, and provides a tax shelter registration number. The American Jobs Act of 2004 repealed the rules with respect to the registration of tax shelters and replaced them with certain reporting rules.

For a more detailed description of these and other risk factors please see the section entitled “Item 1. Business – Risk factors” of our Annual Report on Form 10-K for our fiscal year ended July 31, 2004, as filed with the SEC on October 13, 2004.

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

•

whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and
•	the expectation that gross profit, operating income and net earnings will increase in the remaining six months of fiscal 2005 compared to the same period during fiscal 2004.

        For a more detailed description of these and other forward-looking statements, see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended July 31, 2004.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in the sections entitled “Item 1. Business - Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended July 31, 2004 and “Risk Factors” of our Quarterly Report on Form 10-Q for our fiscal quarter ended October 31, 2004. Any of these risks could impair our business, financial condition or results of operation. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this current report.

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section entitled “Item 1. Business—Risk Factors Risk Factors—Tax Risks—The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders” of our Annual Report on Form 10-K for our fiscal year ended July 31, 2004.

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

Three months ended January 31, 2005 compared to January 31, 2004

(amounts in thousands) Three months ended January 31,	2005	2004	Favorable (unfavorable) variance
Propane sales volumes (gallons)	331,461	318,767	12,694	4.0%

Propane and other gas liquids sales	$605,744	$457,433	$148,311	32.4%
Gross profit	221,790	194,882	26,908	13.8%
Operating income	80,641	84,609	(3,968)	(4.7)%
IInterest expense	23,196	17,291	(5,905)	(34.2)%

Propane sales volumes during the three months ended January 31, 2005 increased primarily due to acquisitions completed subsequent to January 31, 2004. This increase was partially offset by decreased propane sales volumes due to warmer than normal temperatures. Heating degree days as reported by the National Oceanic and Atmospheric Administration (“NOAA”) were 7% warmer than normal during the three months ended January 31, 2005 and were 2% warmer than normal during the three months ended January 31, 2004.

The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during the three months ended January 31, 2005 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.79 per gallon during the three months ended January 31, 2005 compared to an average price of $0.64 per gallon in the prior year period. Other major supply points in the United States also experienced comparable increases during the three months ended January 31, 2005.

Propane and other gas liquids sales increased $92.8 million compared to the prior fiscal year period due to an increase in the average propane sales price per gallon and $55.5 million due to an increase in propane sales volumes primarily due to acquisitions completed subsequent to January 31, 2004. This increase in propane sales volumes was partially offset by sales decreases in retail sales volumes primarily caused by the warmer temperatures as discussed above.

Gross profit increased $26.9 million primarily due to acquisitions completed subsequent to January 31, 2004 and increased cents per gallon margins. The increase in gross profit was partially offset by a lower contribution from our risk management trading activities.

Operating income decreased $4.0 million reflecting the previously mentioned increase in gross profit, offset by increases in operating expense, depreciation and amortization expense and, to a lesser extent, general and administrative expense. Operating expense increased primarily due to the Blue Rhino contribution completed in April 2004. Depreciation and amortization expense increased primarily due to assets related to acquisitions completed subsequent to January 31, 2004. General and administrative expense increased primarily due to the Blue Rhino contribution and, to a lesser extent, additional expenses related to the continuing roll-out of our technology initiative to our retail distribution outlets.

Interest expense increased 34.2% primarily due to increased borrowings used to finance acquisitions completed subsequent to January 31, 2004 and to a lesser extent, rising variable interest rates.

Interest expense of the operating partnership

Interest expense increased 37.1% primarily due to increased borrowings used to finance acquisitions completed subsequent to January 31, 2004 and to a lesser extent, rising variable interest rates.

Six months ended January 31, 2005 compared to January 31, 2004

(amounts in thousands) Six months ended January 31,	2005	2004	Favorable (unfavorable) variance
Propane sales volumes (gallons)	516,160	494,339	21,821	4.4%

Propane and other gas liquids sales	$932,855	$689,487	$243,368	35.3%
Gross profit	336,962	291,047	45,915	15.8%
Operating income	67,495	82,288	(14,793)	(18.0)%
Interest expense	46,059	34,085	(11,974)	(35.1)%

Propane sales volumes during the six months ended January 31, 2005 increased primarily due to acquisitions completed subsequent to January 31, 2004. This increase was partially offset by decreased propane sales volumes due to warmer than normal temperatures. Heating degree days as reported by the NOAA were 8% warmer than normal during the six months ended January 31, 2005 compared to 4% warmer than normal during the six months ended January 31, 2004.

The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during the six-month period ended January 31, 2005 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.82 per gallon during the six months ended January 31, 2005 compared to an average price of $0.59 per gallon in the prior year period. Other major supply points in the United States also experienced comparable increases during the six months ended January 31, 2005.

Propane and other gas liquids sales increased $141.2 million compared to the prior fiscal year period due to an increase in the average propane sales price per gallon and $102.2 million due to an increase in propane sales volumes primarily due to acquisitions completed subsequent to January 31, 2004. This increase in propane sales volumes was partially offset by decreases in retail sales volumes primarily caused by the warmer temperatures as discussed above.

Gross profit increased $45.9 million primarily due to acquisitions completed subsequent to January 31, 2004.

Operating income decreased $14.8 million reflecting the previously mentioned increase in gross profit, offset by increases in operating expense, depreciation and amortization expense and, to a lesser extent, general and administrative expense. Operating expense increased primarily due to the Blue Rhino contribution completed in April 2004. Depreciation and amortization expense increased primarily due to assets related to acquisitions completed subsequent to January 31, 2004 and, to a lesser extent, assets related to our technology initiative that were depreciated beginning in October 2003. General and administrative expense increased primarily due to the Blue Rhino contribution and, to a lesser extent, additional expenses related to the continuing roll-out of our technology initiative to our retail distribution outlets.

Interest expense increased 35.1% primarily due to increased borrowings used to finance acquisitions completed subsequent to January 31, 2004 and to a lesser extent, rising variable interest rates.

Interest expense of the operating partnership

Interest expense increased 40.0% primarily due to increased borrowings used to finance acquisitions completed subsequent to January 31, 2004 and to a lesser extent, rising variable interest rates.

Forward-looking statements

We expect increases in the remaining two quarters of fiscal 2005 in each statement of earnings caption compared to the same period during fiscal 2004 due to several factors, including:

•	the inclusion of net earnings from the Blue Rhino contribution;
•	our assumption that propane prices during the remainder of fiscal 2005 will be higher than those during the same period in fiscal 2004; and
•	our assumption that interest rates will remain relatively stable during the remainder of fiscal 2005.

With the winter heating season nearly complete, we expect that heating degree days for fiscal 2005 will be significantly warmer than normal and significantly warmer then those in fiscal 2004. We expect that the warmer temperatures compared to the prior year and higher commodity prices experienced during the first six months of fiscal 2005 will continue to have an unfavorable impact on our results of operations during the remainder of fiscal 2005.

Liquidity and Capital Resources

General

Our cash requirements include working capital requirements, debt service payments, the required quarterly senior unit distribution, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 expected to be paid on March 15, 2005 to all common units that were outstanding on March 1, 2005, represents the forty-second consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Working capital requirements are subject to the price of propane, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season increase our working capital requirements.

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflect earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2005 and in 2006. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all of its common units for the remaining two fiscal quarters of fiscal 2005 and in fiscal 2006.

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

As of January 31, 2005, we met all the required quarterly financial tests and covenants during the first and second quarters of fiscal 2005. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remaining two quarters of fiscal 2005 and in fiscal 2006. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•	continued significantly warmer than normal winter temperatures;
•	continued volatile energy commodity cost environment;
•	an unexpected downturn in business operations; or
•	a general economic downturn in the United States.

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

Our future capital expenditures and working capital needs are expected to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities – Accounts receivables securitization.” To fund expansive capital projects and future acquisitions, we may obtain funds on our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose, in June 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by Ferrellgas Partners, the operating partnership, Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. of up to $500 million of equity and/or debt securities. The securities related to this registration statement are available to us for sale from time to time in the future to fund acquisitions, the reduction of indebtedness, the redemption of senior units and for general partnership purposes subject to acceptable market conditions. As of February 28, 2005, we had $151.4 million available under the shelf registration statement.

We also maintain a shelf registration statement with the SEC for the issuance of up to 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

Operating Activities

Net cash provided by operating activities was $41.2 million for the six months ended January 31, 2005, compared to net cash provided by operating activities of $13.4 million for the prior fiscal year period. This increase in cash provided by operating activities is primarily due to increased utilization of the accounts receivable securitization facility to meet increased working capital needs related to the effect of increased propane wholesale prices, partially offset by a decrease in cash flow from operating activities before changes in working capital. Cash required to fund working capital during the six months ended January 31, 2005 increased $38.9 million compared to the prior year fiscal period. This use of working capital is primarily due to the timing of cash used to purchase inventory and cash received from our customers’ accounts receivable.

Accounts receivable securitization

Cash flows from the accounts receivable securitization facility increased $78.4 million primarily due to increased working capital needs related to increased propane wholesale prices, the timing of inventory purchases and receipts of customer payments. We received net funding of $104.4 million from this facility during the six months ended January 31, 2005 as compared to having received net funding of $26.0 million in the prior fiscal year period.

Our general strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowing under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities – Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer. We renewed this facility effective September 21, 2004, for a 364-day commitment with Banc One, NA. We increased our use of the accounts receivable securitization facility during the winter heating season when our working capital needs and our accounts receivable balances increased,significantly. At January 31, 2005, we had $17.4 million of capacity to transfer additional trade accounts receivable to the accounts receivable securitization facility. The renewal of the facility provides us with the ability to transfer increased amounts of accounts receivable during the fiscal 2005 winter heating season. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” this transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

Net cash provided by operating activities was $52.9 million for the six months ended January 31, 2005, compared to net cash provided by operating activities of $23.0 million for the prior fiscal year period. This increase in cash provided by operating activities is primarily due to increased utilization of the accounts receivable securitization facility to meet increased working capital needs related to the effect of increased propane wholesale prices, partially offset by a decrease in cash flow from operating activities before changes in working capital.

Investing Activities

During the six months ended January 31, 2005, net cash used in investing activities was $40.0 million, compared to $52.6 million used in investing activities for the prior fiscal year period. This decrease in cash used in investing activities is primarily due to reduced acquisition activity during fiscal 2005 partially offset by increased capital expenditures during fiscal 2005.

Acquisitions

During the six months ended January 31, 2005, we used $20.1 million in cash, $7.0 million of common unit issuances and $2.7 million of debt and other consideration for the acquisition of propane companies as compared to $38.1 million in cash, $0.7 million of common unit issuances and $ 0.2 million of debt and other consideration in the prior year period.

Capital expenditures

We made cash capital expenditures of $22.2 million during the six months ended January 31, 2005 as compared to $16.2 million in the prior fiscal year period primarily due to increased capital expenditures required for our technology initiative and distribution of propane by portable tank exchange operations acquired in April, 2004. Capital expenditures during the six months ended January 31, 2005 consisted primarily of expenditures for our technology initiative, betterment and replacement of district facilities, and vehicle and equipment lease buyouts.

Financing Activities

During the six months ended January 31, 2005, net cash provided by financing activities was $14.8 million compared to net cash provided by financing activities of $51.1 million for the prior fiscal year period. This decrease in cash provided by financing activities was primarily due to the utilization of cash proceeds from common unit issuances to reduce long-term debt during fiscal 2005.

Various equity transactions and equity structure modifications

Our senior units are owned by an entity beneficially owned by our general partner’s Chairman, Chief Executive Officer and President, Mr. Ferrell. We pay the senior units a quarterly cash distribution equivalent to 10 percent per annum of the liquidating value, currently $1 per quarter. We can redeem the senior units at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to various events and conditions, to convert any outstanding senior units into common units beginning on the earlier of December 31, 2005 or upon the occurrence of a material event as defined by our partnership agreement. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation value, divided by the then current market price of a common unit. Generally, a material event includes (1) a change of control; (2) the treatment of

Ferrellgas Partners as an association taxable as a corporation for federal income tax purposes; (3) subject to the immediately following paragraph, Ferrellgas Partners’ failure to use the aggregate cash proceeds from equity issuances, other than issuances of equity pursuant to an exercise of any common unit options, to redeem a portion of its senior units other than up to $20.0 million of cash proceeds from equity issuances used to reduce Ferrellgas Partners’ indebtedness; or (4) Ferrellgas Partners’ failure to pay the senior unit distribution in full for any fiscal quarter. Such conversion rights are contingent upon us not previously redeeming such securities.

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

On March 7, 2005, Ferrellgas Partners amended its partnership agreement to reflect the extension of the existing agreement with Ferrell Companies involving the priority of quarterly distribution payments on common units held publicly. The existing provision in the partnership agreement, originally scheduled to expire December 31, 2005, was extended to April 30, 2010. This provision allows Ferrellgas Partners to defer distributions on the common units held by Ferrell Companies up to an aggregate outstanding amount of $36.0 million.

August Common Unit offering

During August 2004, we issued, in a public offering, 2.9 million common units at a price of $20.00 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $54.9 million for the issuance of these common units. We used the net proceeds, together with contributions made by our general partner of $1.1 million to maintain its effective 2% general partnership interest in us, to reduce long-term borrowings outstanding under the $307.5 million bank credit facility of the operating partnership.

November Common Unit offering

During November 2004, we received net proceeds of $39.8 million pursuant to our issuance of 2.1 million common units in a private offering to a single unaffiliated purchaser. We used the net proceeds, together with contributions made by our general partner of $0.8 million to maintain its effective 2% general partner interest in us, to reduce borrowing outstanding under the bank credit facility of the operating partnership.

Distributions

Ferrellgas Partners paid the required quarterly distributions on the senior units and the minimum quarterly distribution on all common units, as well as the related general partner distributions, totaling $57.3 million during the six months ended January 31, 2005 in connection with the distributions declared for the three months ended July 31 and October 31, 2004. The required quarterly distribution on the senior units, the minimum quarterly distribution on all common units and the related general partner distributions for the three months ended January 31, 2005 of $29.3 million are expected to be paid on March 15, 2005 to holders of record on March 1, 2005. See related disclosure about the distributions of senior units in “Disclosures about Effects of Transactions with Related Parties.”

Bank credit facility

At January 31, 2005, $70.6 million of borrowings and $54.1 million of letters of credit were outstanding under our unsecured $307.5 million bank credit facility, which will terminate on April 28, 2006. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, and to a lesser extent, risk management activities. At January 31, 2005, we had $182.8 million available for working capital, acquisition, capital expenditure and general partnership purposes under the $307.5 million bank credit facility.

All borrowings under our $307.5 million bank credit facility bear interest, at our option, at a rate equal to either:

•

a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of January 31, 2005, the federal funds rate and Bank of America’s prime rate were 2.5% and 5.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of January 31, 2005, the one-month Eurodollar Rate was 2.53%).

In addition, an annual commitment fee is payable on the daily unused portion of our $307.5 million bank credit facility at a per annum rate varying from 0.375% to 0.625% (as of January 31, 2005, the commitment fee per annum rate was 0.5%).

We believe that the liquidity available from our $307.5 million bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for the remaining two quarters of fiscal 2005 and all of fiscal 2006. See “– Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;
•	a significant delay in the collections of accounts receivable;
•	increased volatility in energy commodity prices related to risk management activities;
•	increased liquidity requirements imposed by insurance providers;
•	a significant downgrade in our credit rating;
•	decreased trade credit; or
•	a significant acquisition.

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

Distributions

The operating partnership paid cash distributions of $69.8 million during the six months ended January 31, 2005 in connection with the distributions declared by Ferrellgas Partners for the three months ended July 31 and October 31, 2004. The operating partnership expects to make cash distributions of $29.6 million for the three months ended January 31, 2005, on March 15, 2005.

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

The operating partnership used aggregate net proceeds from these contributions to reduce borrowings outstanding under its $307.5 million bank credit facility.

Disclosures about Risk Management Activities Accounted for at Fair Value

The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three and six months ended January 31, 2005:

(in thousands)	For the three months ended January 31, 2005	For the six months ended January 31, 2005
Unrealized (losses) gains in fair value of contracts outstanding at beginning of period	$(301)	$424
Other unrealized losses recognized	(3,822)	(6,983)
Less: realized losses recognized	(2,361)	(4,797)
Unrealized losses in fair value of contracts outstanding at January 31, 2005	$(1,762)	$(1,762)

The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of January 31, 2005:

(in thousands)	Fair value of contracts at period-end
Source of fair value	Maturity less than 1 year
Prices actively quoted	$ (305)
Prices provided by other external sources	(1,457)
Prices based on models and other valuation methods	-
Unrealized losses in fair value of contracts outstanding at January 31, 2005	$(1,762)

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $107.2 million for the six months ended January 31, 2005, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

Ferrell Companies is the sole shareholder of our general partner and owns 17.8 million of our common units. FCI Trading Corp. is wholly-owned by Ferrell Companies and owns 0.2 million of our common units. Ferrell Propane, Inc. is wholly-owned by our general partner and owns 0.1 million common units. JEF Capital Management, Inc. is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, and thus is an affiliate. JEF Capital is the holder of all of Ferrellgas Partners’ issued and outstanding senior units.

During the six months ended January 31, 2005, Ferrellgas Partners paid common unit distributions of $17.8 million, $0.2 million and $0.1 million to Ferrell Companies, FCI Trading and Ferrell Propane,

respectively, in connection with the distributions declared by Ferrellgas Partners for the three months ended July 31 and October 31, 2004. Also during the six months ended January 31, 2005, Ferrellgas Partners paid the general partner distributions of $0.6 million for the three months ended July 31 and October 31, 2004. We paid JEF Capital $4.0 million in senior unit distributions during the six months ended January 31, 2005 in connection with the distributions declared for the three months ended July 31 and October 31, 2004. On January 31, 2005, we accrued a senior unit distribution of $2.0 million for the three months ended January 31, 2005 that we expect to pay to JEF Capital on March 15, 2005.

Ferrellgas Partners’ partnership agreement generally provides that it use the cash proceeds of any offering of common units to redeem a portion of the outstanding senior units, otherwise a “Material Event” would be deemed to have occurred and JEF Capital, as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. See “Financing Activities – Various equity transactions and equity structure modifications.”

Ferrell International Limited is beneficially owned by Mr. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During the six months ended January 31, 2005, we recognized net purchases from sales, purchases and commodity derivative transactions of $2.7 million. These net purchases, sales and commodity derivatives transactions with Ferrell International are classified as cost of product sold on our condensed consolidated statements of earnings. We provide limited accounting services to Ferrell International. During the six months ended January 31, 2005, we recognized net receipts from providing limited accounting services of $20 thousand. There was $0.1 million due to Ferrell International at January 31, 2005.

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

Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2005, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.5 million for risk management trading activities and $0.1 million for other risk management activities as of January 31, 2005. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

For other risk management activities, our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be 100% effective, therefore, there is no effect on our sensitivity analysis for other risk management activities from these hedging transactions. To the extent option contracts are used as hedging instruments for anticipated transactions, we have included the offsetting effect of the anticipated transactions only to the extent the option contracts are in the money, or would become in the money as a result of the 10% hypothetical movement in prices. All other anticipated transactions for other risk management activities have been excluded from our sensitivity analysis.

At January 31, 2005, we had $70.6 million in variable rate amended bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate amended bank credit facility would result in a loss in future earnings of $0.7 million for the twelve months ending January 31, 2006. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that such disclosure controls and procedures were designed to be and were effective as of January 31, 2005 to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any system, no matter how well designed or implemented, will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote and furthermore, because of potential changes in future conditions, the effectiveness of our disclosure controls and procedures may vary over time.

        PART II - OTHER INFORMATION

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

November 12, 2004

A sale by Ferrellgas Partners of unregistered equity securities that occurred on November 12, 2004 was previously reported in our Current Report on Form 8-K dated November 16, 2004.

December 20, 2004

On December 20, 2004, Ferrellgas Partners, L.P. issued an aggregate of 145,159 common units, representing limited partner interests, to two propane related Kentucky corporations pursuant to a Purchase and Non-Competition Agreement between Ferrellgas, L.P., the two Kentucky corporations and certain other parties named therein. In exchange for the issuance of common units, Ferrellgas, L.P. received assets and other consideration valued at approximately $2.875 million. The common units issued in the private placement were issued in reliance upon and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

January 10, 2005

On January 10, 2005, Ferrellgas Partners, L.P. issued 88,071 common units, representing limited partner interests, to a trust organized under the laws of Wisconsin, pursuant to a Purchase and Non-Competition Agreement among Ferrellgas, L.P., the trust and a propane related Wisconsin corporation. In exchange for the issuance of common units, Ferrellgas, L.P. received assets and other consideration valued at approximately $1.8 million. The common units issued in the private placement were issued in reliance upon and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

3.2

First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.4	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.5

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

4.3

Indenture, dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 ¾% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

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

4.12

Extension of Waiver and Acknowledgement of No Material Event dated February 25, 2004, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital Management, Inc. Incorporated by reference to 4.11 to our Quarterly Report on Form 10-Q filed March 10, 2004.

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

10.7

Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 5, 2004.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	March 10, 2005	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 10, 2005	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	March 10, 2005	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 10, 2005	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

1