Form 10-Q
period 2005-06-08
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2005-06-08
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

or

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

Yes	[ X ]	No	[	]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P.	Yes	[ X ]	No	[	]

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and

Ferrellgas Finance Corp.	Yes	[	]	No	[ X ]

At May 31, 2005, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	54,114,205	Common Units

Ferrellgas Partners Finance Corp.	1,000	Common Stock

Ferrellgas, L.P.	n/a	n/a

Ferrellgas Finance Corp.	1,000	Common Stock

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended April 30, 2005

FORM 10-Q QUARTERLY REPORT

Table of Contents

Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30,	July 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$19,717	$15,428
Accounts and notes receivable, net	163,252	114,211
Inventories	88,653	103,578
Prepaid expenses and other current assets	13,228	10,022
Total current assets	284,850	243,239

Property, plant and equipment, net	789,442	792,436
Goodwill	265,786	261,768
Intangible assets, net	262,458	265,125
Other assets, net	15,986	15,607
Total assets	$1,618,522	$1,578,175

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$89,597	$104,309
Short-term borrowings	87,281	-
Other current liabilities	86,199	92,793
Total current liabilities	263,077	197,102

Long-term debt	1,059,139	1,153,652
Other liabilities	23,169	20,531
Contingencies and commitments (Note K)	-	-
Minority interest	5,539	4,791

Partners’ capital:
Senior unitholder (1,994,146 units outstanding at April 30, 2005 and July 31, 2004 - liquidation preference $79,766 at
April 30, 2005 and July 31, 2004)	79,766	79,766
Common unitholders (54,113,205 and 48,772,875 units outstanding
at April 30, 2005 and July 31, 2004, respectively)	245,434	178,994
General partner unitholder (566,741 and 512,798 units outstanding
at April 30, 2005 and July 31, 2004, respectively)	(56,777)	(57,391)
Accumulated other comprehensive (loss) income	(825)	730
Total partners’ capital	267,598	202,099
Total liabilities and partners’ capital	$1,618,522	$1,578,175

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Revenues:
Propane and other gas liquids sales	$467,664	$368,264	$1,400,519	$1,057,751
Other	52,252	21,883	135,393	69,591
Total revenues	519,916	390,147	1,535,912	1,127,342

Cost of product sold (exclusive of
depreciation, shown with amortization below)	339,351	234,331	1,018,385	680,479

Gross profit	180,565	155,816	517,527	446,863

Operating expense	94,142	80,858	281,153	233,141
Depreciation and amortization expense	21,300	13,270	62,480	37,130
General and administrative expense	9,839	7,888	31,678	23,761
Equipment lease expense	6,772	5,029	18,691	14,272
Employee stock ownership plan compensation charge	4,007	2,042	8,452	5,990
Loss on disposal of assets and other	1,494	925	4,567	4,477

Operating income	43,011	45,804	110,506	128,092

Interest expense	(22,611)	(17,998)	(68,670)	(52,083)
Interest income	550	459	1,526	1,260

Earnings before income taxes and minority interest	20,950	28,265	43,362	77,269

Income tax expense	635	17	568	17
Minority interest	267	336	617	931

Net earnings	20,048	27,912	42,177	76,321

Distributions to senior unitholder	1,994	1,994	5,982	5,982
Net earnings available to general partner unitholder	181	259	362	703
Net earnings available to common unitholders	$17,873	$25,659	$35,833	$69,636

Basic earnings per common unit:

Net earnings per common unitholder	$0.33	$0.63	$0.67	$1.78

Diluted earnings per common unit:

Net earnings per common unitholder	$0.33	$0.63	$0.67	$1.77

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

							Accumulated other
		Number of units					comprehensive (loss) income
			General			General		Currency
	Senior	Common	partner	Senior	Common	partner	Risk	translation		Total
	unit-	unit-	unit-	unit-	unit-	unit-	manage-	adjust-	Pension	partners’
	holder	holders	holder	holder	holders	holder	ment	ments	liability	capital

August 1, 2004	1,994.1	48,772.9	512.8	$ 79,766	$ 178,994	$ (57,391)	$ 1,772	$ 16	$(1,058)	$ 202,099

Contribution in connection with
ESOP compensation charge	-	-	-	-	8,283	84	-	-	-	8,367

Common unit cash distributions	-	-	-	-	(79,815)	(806)	-	-	-	(80,621)

Senior unit cash and accrued distributions	-	-	-	-	(5,922)	(120)	-	-	-	(6,042)

Common units issued in public offering	-	2,875.0	29.0	-	54,893	554	-	-	-	55,447

Common units issued in private offering	-	2,098.6	21.2	-	39,800	404	-	-	-	40,204

Common units issued in connection
with acquistions	-	341.2	3.5	-	6,994	71	-	-	-	7,065

Common unit options exercised	-	25.5	0.2	-	452	5	-	-	-	457

Comprehensive income:
Net earnings	-	-	-	-	41,755	422	-	-	-	42,177
Other comprehensive (loss) income:
Net gains on risk management
derivatives	-	-	-	-	-	-	66	-	-	66
Reclassification of net losses on
risk management derivatives	-	-	-	-	-	-	(1,652)	-	-	(1,652)
Foreign currency translation
adjustment	-	-	-	-	-	-	-	31	-	31
Comprehensive income										40,622

April 30, 2005	1,994.1	54,113.2	566.7	$ 79,766	$ 245,434	$ (56,777)	$ 186	$ 47	$(1,058)	$ 267,598

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$42,177	$76,321
Reconciliation of net earnings to net cash provided
by operating activities:
Depreciation and amortization expense	62,480	37,130
Employee stock ownership plan compensation charge	8,452	5,990
Loss on disposal of assets	2,251	3,579
Minority interest	617	931
Other	5,403	4,931
Changes in operating assets and liabilities, net of
effects from business acquisitions:
Accounts and notes receivable, net	(90,675)	(57,430)
Inventories	13,371	17,806
Prepaid expenses and other current assets	(2,989)	(1,606)
Accounts payable	(14,565)	7,245
Other current liabilities	(6,641)	(8,695)
Other liabilities	675	486
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	104,400	30,000
Proceeds from collections reinvested in revolving
period accounts receivable securitizations	802,134	568,155
Remittances of amounts collected as servicer of
accounts receivable securitizations	(868,234)	(610,455)
Net cash provided by operating activities	58,856	74,388

Cash flows from investing activities:
Cash paid for assumed merger and related obligations	-	(343,414)
Business acquisitions, net of cash acquired	(22,874)	(37,443)
Cash paid for acquisition transaction fees	-	(1,269)
Capital expenditures - technology initiative	(8,268)	(4,782)
Capital expenditures - other	(32,738)	(20,422)
Proceeds from the sale of assets	11,418	4,520
Other	(2,681)	(3,982)
Net cash used in investing activities	(55,143)	(406,792)

Cash flows from financing activities:
Distributions	(86,663)	(65,236)
Issuance of common units, net of issuance costs of $304
and $48 during 2005 and 2004, respectively	94,757	236,479
Net additions (reductions) to short-term borrowings	87,281	(43,719)
Proceeds from issuance of debt	-	262,423
Repayments of debt	(94,999)	(46,400)
Cash paid for financing costs	(1,345)	(5,613)
Proceeds from exercise of common unit options	452	4,141
Cash contribution from general partner	1,034	565
Minority interest activity	46	(363)
Other	44	-
Net cash provided by financing activities	607	342,277

Effect of exchange rate changes on cash	(31)	-

Increase in cash and cash equivalents	4,289	9,873
Cash and cash equivalents - beginning of period	15,428	11,154
Cash and cash equivalents - end of period	$19,717	$21,027

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$67,143	$55,496
Income taxes	$415	$-

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

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

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (ii) the consolidated financial statements and accompanying notes as set forth in Ferrellgas’ Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Net earnings available to common unitholders, as reported	$17,873	$25,659	$35,833	$69,636
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(156)	(240)	(467)	(716)
Pro forma net earnings available to common unitholders	$17,717	$25,419	$35,366	$68,920
Basic earnings per common unit:
Basic net earnings available to common unitholders, as reported	$0.33	$0.63	$0.67	$1.78
Basic net earnings available to common unitholders, pro forma	0.33	0.63	0.67	1.76
Diluted earnings per common unit:
Diluted earnings available to common unitholders, as reported	$0.33	$0.63	$0.67	$1.77
Diluted earnings available to common unitholders, pro forma	0.33	0.62	0.67	1.76

C.	Accounting estimates

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

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the nine months ended April 30, 2004 to conform to the nine months ended April 30, 2005 condensed consolidated statement of cash flows presentation. “Proceeds from the sale of assets” is disclosed separately in net cash used in investing activities in the condensed consolidated statements of cash flows. This amount was previously classified as “Other” in net cash used in investing activities for the nine months ended April 30, 2004.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, Puerto Rico, the U.S. Virgin Islands and Canada.

F.	Business combinations

During fiscal 2004, Ferrellgas completed a material business combination. The business combination was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. We completed our valuation and allocation of the purchase price related to the Blue Rhino contribution in the third quarter of fiscal 2005. In the current fiscal year, the purchase price increased by $3.2 million due to the final valuation of property, plant and equipment received in the acquisition. The results of operations from this business combination are included in Ferrellgas’ condensed consolidated financial statements from the date of the business combination.

	Allocation of purchase price
Business combinations	Purchase price	Working capital	Property, plant & equipment	Intangible Assets	Goodwill	Other
Blue Rhino (April 2004)	$418,377	$21,334	$96,160	$163,100	$136,408	$1,375

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

Assumption of obligations under the contribution agreement	$343,414
Common units and general partner interest issued	11,850
Assumption of Blue Rhino’s bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	19,394
$418,377

Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into the operating partnership. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”

Ferrellgas’ valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $136.4 million. This valuation of goodwill was based on Ferrellgas’ belief that the contributions of Blue Rhino will be beneficial to Ferrellgas’ and Blue Rhino’s operations as Blue Rhino’s counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas with the ability to better utilize its seasonal resources to complement Ferrellgas’ retail distribution locations with Blue Rhino’s existing distributor network.

The results of operations of Blue Rhino for the period from August 1, 2004 through April 30, 2005 for the three months and nine months ended April 30, 2005 and April 21, 2004 through April 30, 2004 for the three months and nine months ended April 30, 2004 are included in the condensed consolidated statement of earnings of the combined entity.

Pro forma results of operations

The following summarized unaudited pro forma results of operations for the three and nine months ended April 30, 2005 and 2004, assumes that the Blue Rhino contribution had occurred as of the beginning of the periods presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas had completed the Blue Rhino contribution as of the beginning of the periods presented or (ii) the results that will be attained in the future.

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Propane and other gas liquids sales	$519,916	$443,778	$1,535,912	$1,289,485
Net earnings available to common unitholders	17,873	21,319	35,833	59,456
Basic and diluted net earnings per common unitholder	$ 0.33	$ 0.52	$ 0.67	$ 1.66

G.	Cash and cash equivalents and non-cash activities

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to business combinations, accounts receivable securitization, and transactions with related parties and are disclosed in Note F – Business combinations, Note H – Accounts receivable securitization, Note L – Partners’ capital and Note P – Transactions with related parties, respectively.

H.	Accounts receivable securitization

The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership’s retained interest in these receivables is reduced. As of April 30, 2005, the balance of the retained interest was $14.2 million and was classified as accounts receivable on the condensed consolidated balance sheet. At April 30, 2005, $75.0 million of accounts receivable had been transferred to Ferrellgas Receivables. At April 30, 2005, the operating partnership did not have any remaining capacity to transfer additional trade accounts receivable. The net non-cash activity relating to this retained interest was $0.7 million and $0.2 million during the three months ended April 30, 2005 and 2004, respectively, and $1.2 million and $0.6 million during the nine months ended April 30, 2005 and 2004 respectively. These amounts reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 3.5% and 2.0% during the nine months ended April 30, 2005 and 2004, respectively. Ferrellgas renewed the facility for an additional 364-day commitment on September 21, 2004. On June 7, 2005, Ferrellgas renewed the facility for an additional 364-day commitment.

I.	Supplemental financial statement information

Inventories consist of:

	April 30,	July 31,
	2005	2004
Propane gas and related products	$56,007	$ 69,570
Appliances, parts and supplies	32,646	34,008
	$88,653	$103,578

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than 18 months. As of April 30, 2005, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 32.6 million gallons of propane at a fixed price.

Intangible assets, net consist of:

	April 30, 2005			July 31, 2004
	Gross carrying amount	Accum-ulated amortization	Net	Gross carrying amount	Accum-ulated amortization	Net
Amortized intangible assets
Customer lists	$338,469	$(152,636)	$185,833	$326,352	$(140,766)	$185,586
Non-compete agreements	34,504	(20,617)	13,887	71,697	(56,468)	15,229
Other	5,467	(1,785)	3,682	6,289	(979)	5,310
	378,440	(175,038)	203,402	404,338	(198,213)	206,125
Unamortized intangible assets
Tradenames & trademarks	59,056	-	59,056	59,000	-	59,000
	$437,496	$(175,038)	$262,458	$463,338	$(198,213)	$265,125

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Aggregate amortization expense	$5,825	$3,521	$17,126	$9,564

Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2005	$ 5,607
2006	21,780
2007	20,279
2008	18,333
2009	17,273

Loss on disposal of assets and other consist of:	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Loss on disposal of assets	$824	$755	$2,251	$3,579
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,902	594	4,472	2,141
Service income related to the accounts receivable securitization	(1,232)	(424)	(2,156)	(1,243)
	$1,494	$925	$4,567	$4,477

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Operating expense	$38,161	$34,089	$111,753	$105,209
Depreciation and amortization expense	1,543	1,500	4,853	5,682
Equipment lease expense	5,151	4,966	16,593	10,590
	$44,855	$40,555	$133,199	$121,481

Other current liabilities consist of:

	April 30,	July 31,
	2005	2004
Accrued interest	$27,747	$28,990
Accrued payroll	16,513	16,989
Accrued insurance	8,738	6,942
Note payable	-	1,546
Other	33,201	38,326
	$86,199	$92,793

J.	Short-term borrowings

On April 22, 2005, the operating partnership entered into a $330.0 million bank credit facility. This new bank credit facility replaces the $307.5 million bank credit facility that was to expire on April 28, 2006. The $330.0 million bank credit facility is available for working capital, acquisitions, capital expenditures, long-term debt repayments, and general partnership purposes and will terminate on April 22, 2010, unless extended or renewed. The new bank credit facility has a letter of credit sub-facility with availability of $90.0 million. As of April 30, 2005, Ferrellgas had borrowings of $87.3 million outstanding on the $330.0 million bank credit facility

The borrowings under the $330.0 million bank credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•           a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of April 30, 2005, the federal funds rate and Bank of America’s prime rate were 2.97% and 5.75%, respectively); or

•           the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of April 30, 2005, the one-month Eurodollar Rate was 3.02%).

In addition, an annual commitment fee is payable on the daily unused portion of our $330.0 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of April 30, 2005, the commitment fee per annum rate was 0.375%).

K. Contingencies

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

L. Partners’ capital

As of April 30, 2005 and July 31, 2004, partners’ capital consisted of the following limited partner units:

	April 30,	July 31,
	2005	2004
Senior units	1,994,146	1,994,146
Common units	54,113,205	48,772,875

As of April 30, 2005, total common units outstanding consisted of (i) 36.0 million held by third parties and listed on the New York Stock Exchange under the symbol “FGP,” (ii) 17.8 million held by Ferrell Companies, (iii) 0.2 million held by FCI Trading, a subsidiary of Ferrell Companies, and (iv) 0.1 million held by Ferrell Propane, Inc. (“Ferrell Propane”) which is controlled by the general partner. As of July 31, 2004, total common units outstanding consisted of (i) 30.7 million held by third parties, (ii) 17.8 million held by Ferrell Companies, (iii) 0.2 million held by FCI Trading and (iv) 0.1 million held by Ferrell Propane.

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

On November 12, 2004, Ferrellgas Partners received net proceeds of $39.8 million pursuant to the issuance of 2.1 million common units in a private offering to a single, unaffiliated purchaser. In connection with this transaction, the general partner contributed $0.8 million to maintain its effective 2% general partner interest in Ferrellgas. Ferrellgas Partners contributed the proceeds to the operating partnership to reduce borrowings outstanding under its bank credit facility. In January 2005, the Securities and Exchange Commission (“SEC”) declared effective a registration statement filed by Ferrellgas registering the resale of these units.

Ferrellgas Partners’ partnership agreement generally provides that it must use the cash proceeds of any offering of common units to redeem a portion of its outstanding senior units, otherwise a “Material Event” would be deemed to have occurred and JEF Capital as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. Ferrellgas Partners obtained a waiver from JEF Capital related to the offerings completed in August and November 2004. This waiver allowed Ferrellgas Partners to use the proceeds from the offerings to reduce borrowings outstanding under the bank credit facility of the operating partnership. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation preference, currently $40 plus any accrued and unpaid distributions, divided by the then current market price of a common unit. Other “Material Events” include (i) a change in control, (ii) Ferrellgas’ treatment as an association taxable as a corporation for federal income tax purposes or (iii) the failure to pay the senior unit distribution in full for any fiscal quarter. The conversion of these senior units into common units upon the occurrence of a Material Event may be dilutive to Ferrellgas Partners’ existing common unitholders.

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

M. Earnings per common unit

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

Ferrellgas implemented Emerging Issues Task Force (“EITF”) 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” in the quarter ended January 31, 2005, which was the first quarter affected by this consensus. EITF 03-6 requires the calculation of net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months and six months ending January 31. There was not a dilutive effect of EITF 03-6 on basic net earnings per common unit for the three months ended April 30, 2005 and 2004, or for the nine months ended April 30, 2005 and 2004.

In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004

Net earnings available to common unitholders	$17,873	$25,659	$35,833	$69,636

(in thousands) Weighted average common units outstanding	54,110.3	40,664.1	53,097.8	39,128.4

Dilutive securities	48.7	118.3	45.7	110.2

Weighted average common units outstanding plus dilutive securities	54,159.0	40,782.4	53,143.5	39,238.6

Basic earnings per common unit:

Basic earnings available to common unitholders	$ 0.33	$ 0.63	$ 0.67	$ 1.78

Diluted earnings per common unit:

Diluted earnings available to common unitholders	$ 0.33	$ 0.63	$ 0.67	$ 1.77

N. Distributions

On March 15, 2005, December 15, 2004 and September 14, 2004, Ferrellgas paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended January 31, 2005, October 31, 2004 and July 31, 2004. On May 23, 2005, Ferrellgas declared cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended April 30, 2005, that are expected to be paid on June 14, 2005.

O. Adoption of new accounting standards

The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 123 (revised 2004), “Share-Based Payment” SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4 (issued 11/04)” SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” EITF No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination”and FASB Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”.

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

Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months and six months ending January 31. This consensus is effective for fiscal periods beginning after March 31, 2004. Ferrellgas implemented EITF 03-6 in the quarter ended January 31, 2005, which was the first quarter affected by this consensus. See Note M – Earnings per common unit - for further discussion about EITF 03-6.

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

FASB Financial Interpretation No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, implemented by Ferrellgas in fiscal year 2003. A conditional asset obligation is a legal obligation to retire an asset when the timing and (or) method of settlement are conditional on a future event, that may or may not be within the control of the entity. The interpretation also requires an entity to recognize a liability for the fair value of the asset retirement obligation when incurred if fair value can be reasonably estimated. The measurement of the liability may factor in any uncertainty about timing and(or) method. The Interpretation is effective for fiscal years ending after December 15, 2005. Ferrellgas is currently studying this interpretation and whether it will have a material effect on its financial position, results of operations and cash flows.

P. Transactions with related parties

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

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Reimbursable costs	$71,496	$52,768	$178,741	$156,812

Partnership distributions

Ferrellgas Partners paid senior unit distributions of $6.0 million to JEF Capital during each of the nine months ended April 30, 2005 and 2004. On April 30, 2005, Ferrellgas Partners accrued a senior unit distribution of $2.0 million that Ferrellgas Partners expects to pay to JEF Capital on June 14, 2005.

Ferrellgas Partners has paid the following common unit distributions to related parties:

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Ferrell Companies	$8,902	$8,902	$26,706	$26,706
FCI Trading	98	-	294	-
Ferrell Propane	26	26	77	77
The general partner	293	221	867	652

On May 23, 2005, Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane and the general partner of $8.9 million, $0.1 million, $26 thousand and $0.3 million, respectively, that are expected to be paid on June 14, 2005. See Note L – Partners’ capital – for disclosure of related party transactions between Ferrellgas and the general partner related to the issuance of common units during August and November 2004.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Net receipts (disbursements) Receipts from providing accounting services	$ - 10	$328 10	$(2,699) 30	$328 30

These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the condensed consolidated statements of earnings.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

April 30,	July 31,
ASSETS	2005	2004

Cash	$1,000	$1,000
Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	2,971	2,866

Accumulated deficit	(2,971)	(2,866)
Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(unaudited)

For the three months ended April 30,	For the nine months ended April 30,
2005	2004	2005	2004

General and administrative expense	$ 60	$ -	$ 105	$ 45

Net loss	$(60)	$ -	$(105)	$(45)
See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)
	For the nine months ended April 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(105)	$ (45)
Cash used in operating activities	(105)	(45)

Cash flows from financing activities:
Capital contribution	105	45
Cash provided by financing activities	105	45

Change in cash	-	-
Cash – beginning of period	1,000	1,000
Cash – end of period	$1,000	$1,000

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2005

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30,	July 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$18,816	$13,751
Accounts and notes receivable, net	163,252	114,211
Inventories	88,653	103,578
Prepaid expenses and other current assets	12,352	9,285
Total current assets	283,073	240,825

Property, plant and equipment, net	789,442	792,436
Goodwill	265,786	261,768
Intangible assets, net	262,458	265,125
Other assets, net	12,171	10,836
Total assets	$1,612,930	$1,570,990

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$89,597	$104,162
Short-term borrowings	87,281	-
Other current liabilities	76,308	88,070
Total current liabilities	253,186	192,232

Long-term debt	788,434	882,662
Other liabilities	23,166	20,529
Contingencies and commitments (Note K)	-_	-

Partners’ capital:
Limited partner	543,430	470,046
General partner	5,539	4,791
Accumulated other comprehensive (loss) income	(825)	730
Total partners’ capital	548,144	475,567
Total liabilities and partners’ capital	$1,612,930	$1,570,990

See notes to condensed consolidated financial statements

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Revenues:
Propane and other gas liquids sales	$467,664	$368,264	$1,400,519	$1,057,751
Other	52,252	21,883	135,393	69,591
Total revenues	519,916	390,147	1,535,912	1,127,342

Cost of product sold (exclusive of depreciation,
shown with amortization below)	339,351	234,331	1,018,385	680,479

Gross profit	180,565	155,816	517,527	446,863

Operating expense	94,070	80,787	280,890	232,938
Depreciation and amortization expense	21,300	13,270	62,480	37,130
General and administrative expense	9,839	7,888	31,678	23,761
Equipment lease expense	6,772	5,029	18,691	14,272
Employee stock ownership plan compensation charge	4,007	2,042	8,452	5,990
Loss on disposal of assets and other	1,494	925	4,567	4,477

Operating income	43,083	45,875	110,769	128,295

Interest expense	(16,604)	(13,082)	(50,653)	(37,386)
Interest income	550	459	1,523	1,260

Earnings before income taxes	27,029	33,252	61,639	92,169

Income tax expense	635	17	568	17

Net earnings	$26,394	$33,235	$61,071	$92,152

See notes to condensed consolidated financial statements

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other comprehensive income

	Limited partner	General partner	Risk management	Currency translation adjustment	Pension liability	Total partners’ capital

August 1, 2004	$470,046	$4,791	$1,772	$16	($1,058)	$475,567

Contribution in connection with ESOP compensation charge	8,367	85	-	-	-
						8,452

Quarterly cash and accrued distributions	(98,388)	(1,005)	-	-	-	(99,393)

Cash contributed by Ferrellgas Partners and the general partner	95,814	977	-	-	-
						96,791

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	7,137	74	-	-	-	7,211

Comprehensive income:
Net earnings	60,454	617	-	-	-	61,071
Other comprehensive (loss) income:
Net gains on risk management derivatives	-	-	66	-	-	66
Reclassification of net losses on risk

management derivatives	-	-	(1,652)	-	-	(1,652)
Foreign currency translation adjustment	-	-	-	31	-	31
Comprehensive income						59,516

April 30, 2005	$543,430	$5,539	$186	$47	($1,058)	$548,144

See notes to condensed consolidated financial statements

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended April 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$ 61,071	$ 92,152
Reconciliation of net earnings to net cash provided
by operating activities:
Depreciation and amortization expense	62,480	37,130
Employee stock ownership plan compensation charge	8,452	5,990
Loss on disposal of assets	2,251	3,579
Other	4,975	4,541
Changes in operating assets and liabilities, net of
effects from business acquisitions:
Accounts and notes receivable, net	(90,675)	(57,430)
Inventories	13,371	17,806
Prepaid expenses and other current assets	(2,989)	(1,506)
Accounts payable	(14,565)	7,245
Other current liabilities	(11,681)	(13,451)
Other liabilities	675	486
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	104,400	30,000
Proceeds from collections reinvested in revolving
period accounts receivable securitizations	802,134	568,155
Remittances of amounts collected as servicer of
accounts receivable securitizations	(868,234)	(610,455)
Net cash provided by operating activities	71,665	84,242

Cash flows from investing activities:
Cash paid for assumed merger and related obligations	-	(343,414)
Business acquisitions, net of cash acquired	(22,874)	(37,443)
Cash paid for acquisition transaction fees	-	(1,269)
Capital expenditures - technology initiative	(8,268)	(4,782)
Capital expenditures - other	(32,738)	(20,422)
Proceeds from the sale of assets	11,418	4,520
Other	(2,642)	(3,841)
Net cash used in investing activities	(55,104)	(406,651)

Cash flows from financing activities:
Distributions	(99,393)	(75,538)
Cash contribution from partners	96,865	230,789
Proceeds from issuance of debt	44	262,423
Repayments of debt	(94,999)	(37,946)
Net additions (reductions) to short-term borrowings	87,281	(43,719)
Cash paid for financing costs	(1,263)	(5,569)
Net cash provided by (used in) financing activities	(11,465)	330,440

Effect of exchange rate changes on cash	(31)	-

Increase in cash and cash equivalents	5,065	8,031
Cash and cash equivalents - beginning of period	13,751	10,816
Cash and cash equivalents - end of period	$ 18,816	$ 18,847

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ 55,986	$ 45,958
Income taxes	$ 415	-

See notes to condensed consolidated financial statements

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

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

For the three months ended April 30,			For the nine months ended April 30,
2005		2004	2005	2004

Net earnings, as reported	$26,394	$33,235	$61,071	$92,152
Deduct: Total stock-based employee compensation expenses determined under the fair value based method for all awards	(157)	(245)	(472)	(730)
Pro forma net earnings available to common unitholders	$26,237	$32,990	$60,599	$91,422

C.	Accounting estimates

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

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the nine months ended April 30, 2004 to conform to the nine months ended April 30, 2005 condensed consolidated statement of cash flows presentation. “Proceeds from the sale of assets” is disclosed separately in net cash used in investing activities in the condensed consolidated statements of cash flows. This amount was previously classified as “Other” in net cash used in investing activities for the nine months ended April 30, 2004.

E. Nature of operations

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2005 and 2004 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, Puerto Rico, the U.S. Virgin Islands and Canada.

F. Business combinations

During fiscal 2004, Ferrellgas, L.P. completed a material business combination. The business combination was accounted for under the purchase method and the assets acquired and liabilities assumed were recorded at their estimated fair market values as of the acquisition date. We completed our valuation and allocation of the purchase price related to the Blue Rhino contribution in the third quarter of fiscal 2005. In the current fiscal year, the purchase price increased by $3.2 million due to the final valuation of property, plant and equipment received in the acquisition.The results of operations from this business combination are included in Ferrellgas, L.P.’s condensed consolidated financial statements from the date of the business combination.

	Allocation of purchase price
Business combinations	Purchase price	Working capital	Property plant & equipment	Intangible assets	Goodwill	Other
Blue Rhino (April 2004)	$418,377	$21,334	$96,160	$163,100	$136,408	$1,375

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

In a non-cash contribution, pursuant to a Contribution Agreement dated February 8, 2004, FCI Trading contributed on April 21, 2004 all of the membership interests in Blue Rhino LLC to Ferrellgas, L.P. through a series of transactions and Ferrellgas, L.P. assumed FCI Trading’s obligation under the Agreement and Plan Of Merger to pay the $17.00 per share to the former stockholders of Blue Rhino Corporation together with other specific obligations, as detailed in the following table:

Assumption of obligations under the contribution agreement	$343,414
Limited partner and general partner interests issued	11,850
Assumption of Blue Rhino’s bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	19,394
$418,377

Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into Ferrellgas, L.P. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”

Ferrellgas, L.P.’s valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $136.4 million. This valuation of goodwill was based on Ferrellgas, L.P.’s belief that the contributions of Blue Rhino will be beneficial to Ferrellgas, L.P.’s and Blue Rhino operations as Blue Rhino counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas, L.P. with the ability to better utilize its seasonal resources to complement Ferrellgas L.P.’s retail distribution locations with Blue Rhino’s existing distributor network.

The results of operations of Blue Rhino for the period from August 1, 2004 through April 30, 2005 for the three months and nine months ended April 30, 2005 and April 21, 2004 through April 30, 2004 for the three months and nine months ended April 30, 2004 are included in the condensed consolidated statement of earnings of the combined entity.

Pro forma information

The following summarized unaudited pro forma results of operations for the three and nine months ended April 30, 2005 and 2004, assumes that the Blue Rhino contribution completed by the Ferrellgas, L.P. had occurred as of the beginning of the periods presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas, L.P. had completed the Blue Rhino contribution as of the beginning of the period presented or (ii) the results that will be attained in the future.

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Propane and other gas liquids sales	$519,916	$443,778	$1,535,912	$1,289,485
Net earnings	26,394	26,590	61,071	75,092

G.	Cash and cash equivalents and non-cash activities

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to business combinations, accounts receivable securitization and transactions with related parties and are disclosed in Note F – Business combinations, Note H – Accounts receivable securitization, Note L – Partners’ capital and Note O – Transactions with related parties, respectively.

H.	Accounts receivable securitization

Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.’s retained interest in these receivables is reduced. As of April 30, 2005, the balance of the retained interest was $14.2 million, and was classified as accounts receivable on the condensed consolidated balance sheets. At April 30, 2005, $75.0 million of accounts receivable had been transferred to Ferrellgas Receivables. At April 30, 2005, Ferrellgas, L.P. did not have any remaining capacity to transfer additional trade accounts receivable. The net non-cash activity relating to this retained interest was $0.7 million and $0.2 million during the three months ended April 30, 2005 and 2004, respectively, and $1.2 million and $0.6 million during the nine months ended April 30, 2005 and 2004, respectively. These amounts reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 3.5% and 2.0% during the nine months ended April 30, 2005 and 2004, respectively. Ferrellgas, L.P. renewed the facility for an additional 364-day commitment on September 21, 2004. On June 7 2005, Ferrellgas renewed the facility for an additional 364-day commitment.

I. Supplemental financial statement information

Inventories consist of:

	April 30,	July 31,
	2005	2004
Propane gas and related products	$56,007	$ 69,570
Appliances, parts and supplies	32,646	34,008
	$88,653	$103,578

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than 18 months. As of April 30, 2005, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 32.6 million gallons of propane at a fixed price.

Intangible assets, net consist of:

	April 30, 2005			July 31, 2004
	Gross carrying amount	Accum-ulated amortization	Net	Gross carrying amount	Accum-ulated amortization	Net
Amortized intangible assets
Customer lists	$338,469	$(152,636)	$185,833	$326,352	$(140,766)	$185,586
Non-compete agreements	34,504	(20,617)	13,887	71,697	(56,468)	15,229
Other	5,467	(1,785)	3,682	6,289	(979)	5,310
	378,440	(175,038)	203,402	404,338	(198,213)	206,125
Unamortized intangible assets
Tradenames & trademarks	59,056	-	59,056	59,000	-	59,000
	$437,496	$(175,038)	$262,458	$463,338	$(198,213)	$265,125

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Aggregate amortization expense	$5,825	$3,521	$17,126	$9,564

Estimated amortization expense:
For the years ended July 31,
Amortization remaining in 2005	5,607
2006	21,780
2007	20,279
2008	18,333
2009	17,273

Loss on disposal of assets and other consists of:

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Loss on disposal of assets	$824	$755	$2,251	$3,579
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,902	594	4,472	2,141
Service income related to the accounts receivable securitization	(1,232)	(424)	(2,156)	(1,243)
	$1,494	$925	$4,567	$4,477

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Operating expense	$38,161	$34,089	$111,753	$105,209
Depreciation and amortization expense	1,543	1,500	4,853	5,682
Equipment lease expense	5,151	4,966	16,593	10,590
	$44,855	$40,555	$133,199	$121,481

Other current liabilities consist of:

	April 30,	July 31,
	2005	2004
Accrued interest	$18,888	$25,994
Accrued payroll	16,513	16,989
Accrued insurance	8,738	6,942
Other	32,169	38,145
	$76,308	$88,070

J.	Short-term borrowings

On April 22, 2005, Ferrellgas, L.P. entered into a $330.0 million bank credit facility. This new bank credit facility replaces the $307.5 million bank credit facility that was to expire on April 28, 2006. The $330.0 million bank credit facility is available for working capital, acquisitions, capital expenditures, long-term debt repayments and general partnership purposes and will terminate on April 22, 2010, unless extended or renewed. The new bank credit facility has a letter of credit sub-facility with availability of $90.0 million. As of April 30, 2005, Ferrellgas, L.P. had borrowings of $87.3 million outstanding on the $330.0 million bank credit facility

The borrowings under the bank credit facility bear interest, at the option of Ferrellgas, L.P., at a rate equal to either:

•      a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of April 30, 2005, the federal funds rate and Bank of America’s prime rate were 2.97% and 5.75%, respectively); or

•      the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of April 30, 2005, the one-month Eurodollar Rate was 3.02%).

In addition, an annual commitment fee is payable on the daily unused portion of our $330.0 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of April 30, 2005, the commitment fee per annum rate was 0.375%).

K.	Contingencies

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

L. Partners’ capital

Partner’s capital consists of a 98.9899% limited partner interest held by Ferrellgas Partners and a 1.0101% general partner interest held by the general partner. During the nine months ended April 30, 2005, Ferrellgas, L.P. received cash contributions of $96.9 million and net asset contributions of $7.1 million from Ferrellgas Partners and the general partner, respectively. The cash proceeds were used to reduce borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

M.	Distributions

During the nine months ended April 30, 2005, Ferrellgas, L.P. paid cash distributions of $99.4 million. On May 23, 2005, Ferrellgas L.P. declared a cash distribution of $41.7 million that is expected to be paid on June 14, 2005.

N. Adoption of new accounting standards

The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 123 (revised 2004), “Share-Based Payment” SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4 (issued 11/04)” SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” and FASB Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”.

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

FASB Financial Interpretation No. 47 (“FIN 47”) clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligation, implemented by Ferrellgas L.P. in fiscal year 2003. A conditional asset obligation is a legal obligation to retire an asset when the timing and (or) method of settlement are conditional on a future event, that may or may not be within the control of the entity. The interpretation also requires an entity to recognize a liability for the fair value of the asset retirement obligation when incurred if fair value can be reasonably estimated. The measurement of the liability may factor in any uncertainty about timing and(or) method. The interpretation is effective for fiscal years ending after December 15, 2005. Ferrellgas, L.P. is currently studying this interpretation and whether it will have a material effect on its financial position, results of operations and cash flows.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Reimbursable costs	$71,496	$52,768	$178,741	$156,812

Partnership distributions

Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $98.4 million and $1.0 million, respectively, during the nine months ended April 30, 2005. On May 23, 2005, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $41.3 million and $0.4 million, respectively, that are expected to be paid on June 14, 2005.

During the first three quarters of fiscal 2005, Ferrellgas, L.P. received $96.8 million in total cash contributions, from Ferrellgas Partners and the general partner, primarily related to equity offerings by Ferrellgas Partners. Ferrellgas, L.P. then used the cash contributions to reduce the borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

During the first three quarters of fiscal 2005, Ferrellgas, L.P. received $7.1 million in net asset contributions from Ferrellgas Partners and $0.1 million in cash contributions from the general partner related to acquisitions of propane related assets.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004
Net receipts (disbursements) Receipts from providing accounting services	$ - 10	$328 10	$ (2,699) 30	$328 30

These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the condensed consolidated statements of earnings.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	April 30,	July 31,
ASSETS	2005	2004

Cash	$ 1,000	$1,000
Total assets	$ 1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding	$ 1,000	$1,000

Additional paid in capital	1,034	929

Accumulated deficit	(1,034)	(929)
Total stockholder’s equity	$ 1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2005	2004	2005	2004

General and administrative expense	$ 105	$-	$ 105	$ 185

Net loss	$(105)	$-	$(105)	$(185)
See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the nine months ended April 30,
	2005	2004

Cash flows from operating activities:
Net loss	$ (105)	$ (185)
Cash used in operating activities	(105)	(185)

Cash flows from financing activities:
Capital contribution	105	185
Cash provided by financing activities	105	185

Change in cash	-	-
Cash – beginning of period	1,000	1,000
Cash – end of period	$1,000	$1,000

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2005

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

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;
•	our “general partner” refers to Ferrellgas, Inc.;
•	“Ferrell Companies” refers to Ferrell Companies, Inc., sole shareholder of our general partner;
•	“unitholders” refers to holders of common units of Ferrellgas Partners;
•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors and marketers;
•	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of propane sold to our wholesale customers and other bulk propane distributors or marketers; and
•	“Notes” refer to the notes to the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

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

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, owns approximately 35% of our outstanding common units. Ferrell Companies is in turn owned 100% by an employee stock ownership trust.

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

•	Ferrellgas Partners issued common units in several transactions during the nine months ended April 30, 2005; and
•

during fiscal years 2005 and 2004, Ferrellgas Partners paid $0.9 million and $8.5 million, respectively, in cash to an unrelated third-party pursuant to a short-term, non-interest bearing note related to an acquisition made in fiscal year 2003.

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

•	the expectation that gross profit and operating income will increase and net loss will decrease in the remaining three months of fiscal 2005 compared to the same period during fiscal 2004.

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

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section entitled “Item 1. Business—Risk Factors Risk Factors—Tax Risks—The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders of our Annual Report on Form 10-K for our fiscal year ended July 31, 2004.

Results of Operations

Overview

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States including the largest national provider of propane by portable tank exchange as measured by our pro forma propane sales volumes in fiscal 2004. We serve more than one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, Puerto Rico, the U.S. Virgin Islands and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country. Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the volume of propane sold for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use.

The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, the contributions of Blue Rhino, completed in April 2004, provides increased operating profits during the first and fourth fiscal quarters due to its counter-seasonal business activities and provides the operating partnership the ability to better utilize its seasonal resources at the retail distribution locations. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

Our gross profit from the distribution of propane is primarily based on margins; that is the cents-per-gallon difference between our costs to purchase and distribute propane and the sale prices we charge our customers. Our residential customers and portable tank exchange customers typically provide us a greater margin and tend to be more stable customer base and less sensitive to price changes than our industrial/commercial, agricultural and other customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing and transporting of propane.

We continue to pursue the following business strategies:
•	use technology to improve operations;
•	capitalize on our national presence and economies of scale;
•	employ a disciplined acquisition strategy and achieving internal growth; and
•	align employee interests with our investors

We have developed new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. We expect to deploy this new technology initiative to all of our retail distribution outlets during the first quarter of fiscal 2006.

Three months ended April 30, 2005 compared to April 30, 2004

(amounts in thousands) Three months ended April 30,	2005	2004	Favorable (unfavorable) variance
Propane sales volumes (gallons)	251,393	249,424	1,969	0.8%

Propane and other gas liquids sales	$467,664	$368,264	$99,400	27.0%
Gross profit	180,565	155,816	24,749	15.9%
Operating income	43,011	45,804	(2,793)	(6.1)%
Interest expense	22,611	17,998	(4,613)	(25.6)%

Propane sales volumes during the three months ended April 30, 2005 were consistent with the prior period. Increases in volume due to acquisitions completed during the three months ended April 30, 2004 and in subsequent periods were offset by decreased propane sales volumes due to warmer than normal temperatures. Heating degree days as reported by the National Oceanic and Atmospheric Administration (“NOAA”) were 5% warmer than normal during the three months ended April 30, 2005 and were 7% warmer than normal during the three months ended April 30, 2004.

The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during the three months ended April 30, 2005 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.83 per gallon during the three months ended April 30, 2005 compared to an average price of $0.70 per gallon in the prior year period. Other major supply points in the United States also experienced comparable increases during the three months ended April 30, 2005.

Propane and other gas liquids sales increased $56.1 million compared to the prior fiscal year period due to an increase in the average propane sales price per gallon and $43.3 million due to an increase in propane sales volumes primarily due to acquisitions completed during the three months ended April 30, 2004 and in subsequent periods. This increase in propane sales volumes was partially offset by sales decreases in retail sales volumes primarily caused by the warmer temperatures as discussed above.

Gross profit increased $24.7 million primarily due to acquisitions completed during the three months ended April 30, 2004 and in subsequent periods and, to a lesser extent, increased cents per gallon margins. The increase in gross profit was partially offset by a lower contribution from our risk management trading activities.

Operating income decreased $2.8 million reflecting the previously mentioned increase in gross profit, offset by increases in operating expense, depreciation and amortization expense and, to a lesser extent, general and administrative expense. Operating expense increased primarily due to the Blue Rhino contribution completed in April 2004. Depreciation and amortization expense increased primarily due to assets related to acquisitions completed during the three months ended April 30, 2004 and in subsequent periods. General and administrative expense increased primarily due to the Blue Rhino contribution and, to a lesser extent, additional expenses related to the continuing roll-out of our technology initiative to our retail distribution outlets.

Interest expense increased 25.6% primarily due to increased borrowings used to finance acquisitions completed during the three months ended April 30, 2004 and in subsequent periods and to a lesser extent, rising variable interest rates.

Interest expense of the operating partnership

Interest expense increased 26.9% primarily due to increased borrowings used to finance acquisitions completed during the three months ended April 30, 2004 and in subsequent periods and to a lesser extent, rising variable interest rates.

Nine months ended April 30, 2005 compared to April 30, 2004

(amounts in thousands) Nine months ended April 30,	2005	2004	Favorable (unfavorable) variance
Propane sales volumes (gallons)	767,553	743,763	23,790	3.2%

Propane and other gas liquids sales	$1,400,519	$1,057,751	$342,768	32.4%
Gross profit	517,527	446,863	70,664	15.8%
Operating income	110,506	128,092	(17,586)	(13.7)%
Interest expense	68,670	52,083	(16,587)	(31.8)%

Propane sales volumes during the nine months ended April 30, 2005 increased primarily due to acquisitions completed during the three months ended April 30, 2004 and in subsequent periods. This increase was partially offset by decreased propane sales volumes due to warmer than normal temperatures. Heating degree days as reported by the NOAA were 7% warmer than normal during the nine months ended April 30, 2005 compared to 5% warmer than normal during the nine months ended April 30, 2004.

The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during the nine months ended April 30, 2005 as compared to the prior year. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.82 per gallon during the nine months ended April 30, 2005 compared to an average price of $0.60 per gallon in the prior year period. Other major supply points in the United States also experienced comparable increases during the nine months ended April 30, 2005.

Propane and other gas liquids sales increased $196.4 million compared to the prior fiscal year period due to an increase in the average propane sales price per gallon and $146.4 million due to an increase in propane sales volumes primarily due to acquisitions completed during the three months ended April 30, 2004 and in subsequent periods. This increase in propane sales volumes was partially offset by decreases in retail sales volumes primarily caused by the warmer temperatures as discussed above.

Gross profit increased $70.7 million primarily due to acquisitions completed during the three months ended April 30, 2004 and in subsequent periods and, to a lesser extent, increased cents per gallon margins. The increase in gross profit was partially offset by a lower contribution from risk management trading activities.

Operating income decreased $17.6 million reflecting the previously mentioned increase in gross profit, offset by increases in operating expense, depreciation and amortization expense and, to a lesser extent, general and administrative expense. Operating expense increased primarily due to the Blue Rhino contribution completed in April 2004. Depreciation and amortization expense increased primarily due to assets related to acquisitions completed during the three months ended April 30, 2004 and in subsequent periods and, to a lesser extent, assets related to our technology initiative that were depreciated beginning in October 2003. General and administrative expense increased primarily due to the Blue Rhino contribution and, to a lesser extent, additional expenses related to the continuing roll-out of our technology initiative to our retail distribution outlets.

Interest expense increased 31.8% primarily due to increased borrowings used to finance acquisitions completed during the three months ended April 30, 2004 and in subsequent periods and to a lesser extent, rising variable interest rates.

Interest expense of the operating partnership

Interest expense increased 35.5% primarily due to increased borrowings used to finance acquisitions completed during the three months ended April 30, 2004 and in subsequent periods and to a lesser extent, rising variable interest rates.

Forward-looking statements

We expect the following factors to impact our statement of earnings in the last quarter of fiscal 2005 compared to the same period during fiscal 2004:

•	revenues and cost of product sold will increase due to our assumption that propane prices during the remainder of fiscal 2005 will be higher than those during the same period in fiscal 2004; and
•	our assumption that interest rates will remain relatively stable during the remainder of fiscal 2005.

We expect that higher commodity prices experienced during the first nine months of fiscal 2005 will continue to have an unfavorable impact on our results of operations during the remainder of fiscal 2005.

Liquidity and Capital Resources

General

Our cash requirements include working capital requirements, debt service payments, the required quarterly senior unit distribution, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 expected to be paid on June 14, 2005 to all common units that were outstanding on June 3, 2005, represents the forty-third consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Working capital requirements are subject to the price of propane, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season increase our working capital requirements.

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season that occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflect earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2005 and in 2006. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all of its common units for fiscal 2005 and in fiscal 2006.

Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating. As of April 30, 2005, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for fiscal 2005 and in fiscal 2006. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose, in June 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by Ferrellgas Partners, the operating partnership, Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. of up to $500 million of equity and/or debt securities. The securities related to this registration statement are available to us for sale from time to time in the future to fund acquisitions, the reduction of indebtedness, the redemption of senior units and for general partnership purposes subject to acceptable market conditions. As of May 31, 2005, we had $151.4 million available under the shelf registration statement.

We also maintain a shelf registration statement with the SEC for the issuance of up to 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

Operating Activities

Net cash provided by operating activities was $58.9 million for the nine months ended April 30, 2005, compared to net cash provided by operating activities of $74.4 million for the prior fiscal year period. This decrease in cash provided by operating activities is primarily due to increased cash used to fund working capital offset by increased utilization of the accounts receivable securitization facility. Cash required to fund working capital during the nine months ended April 30, 2005 increased $100.8 million compared to $42.2 million for the prior year fiscal period. This use of working capital is primarily due to the timing of cash received from our customers’ accounts receivable, cash used to purchase inventory and the effect of increased wholesale propane prices.

Accounts receivable securitization

Cash flows from the accounts receivable securitization facility increased $50.6 million primarily due to increased working capital needs related to increased propane wholesale prices, the timing of inventory purchases and receipts of customer payments. We received net funding of $38.3 million from this facility during the nine months ended April 30, 2005 as compared to having remitted to the facility $12.3 million in the prior fiscal year period.

Our general strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowing under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities – Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer. We renewed this facility effective September 21, 2004, for a 364-day commitment with Banc One, NA. We increased our use of the accounts receivable securitization facility during the winter heating season when our working capital needs and our accounts receivable balances increased significantly. At April 30, 2005, we did not have any remaining capacity to transfer additional trade accounts receivable to the accounts receivable securitization facility. The renewal of the facility provided us with the ability to transfer increased amounts of accounts receivable during the fiscal 2005 winter heating season. As our trade accounts receivable increased during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” this transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable. On June 7, 2005, we renewed this facility for an additional 364-day commitment with JP Morgan Chase Bank, N.A.

The operating partnership

Net cash provided by operating activities was $71.7 million for the nine months ended April 30, 2005, compared to net cash provided by operating activities of $84.2 million for the prior fiscal year period. This decrease in cash provided by operating activities is primarily due to increased cash used to fund working capital partially offset by increased utilization of the accounts receivable securitization facility to meet increased working capital needs related to the effect of increased wholesale propane prices.

Investing Activities

During the nine months ended April 30, 2005, net cash used in investing activities was $55.1 million, compared to $406.8 million used in investing activities for the prior fiscal year period. This decrease in cash used in investing activities is primarily due to reduced acquisition activity during fiscal 2005 partially offset by increased capital expenditures during fiscal 2005.

Blue Rhino Contribution

On April 20, 2004, we paid $343.4 million in cash as payment of obligations that were assumed in connection with the Blue Rhino contribution. See Note F - “Business combinations” - in our condensed consolidated financial statements for further discussion about the Blue Rhino contribution.

Acquisitions

During the nine months ended April 30, 2005, we used $22.9 million in cash and $7.0 million of common unit issuances for the acquisition of propane companies as compared to $37.4 million in cash and $0.7 million of common unit issuances in the prior year period.

Capital expenditures

We made cash capital expenditures of $41.0 million during the nine months ended April 30, 2005 as compared to $25.2 million in the prior fiscal year period primarily due to increased capital expenditures required for our technology initiative and distribution of propane by portable tank exchange operations acquired in April, 2004. Capital expenditures during the nine months ended April 30, 2005 consisted primarily of expenditures for betterment and replacement of district facilities, distribution of propane by portable tank exchange, our technology initiative, and vehicle and equipment lease buyouts.

Financing Activities

During the nine months ended April 30, 2005, net cash provided by financing activities was $0.6 million compared to net cash provided by financing activities of $342.3 million for the prior fiscal year period. This decrease in cash provided by financing activities was primarily due to proceeds received during fiscal 2004 related to debt and equity issued primarily to finance the assumed Blue Rhino merger obligation related to the Blue Rhino contribution.

Various equity transactions and equity structure modifications

Our senior units are owned by an entity beneficially owned by our general partner’s Chairman, Chief Executive Officer and President, Mr. Ferrell. We pay the senior units a quarterly cash distribution equivalent to 10 percent per annum of the liquidating value, currently $1 per quarter. We can redeem the senior units at any time, in whole or in part, upon payment in cash of the liquidating value of the senior units, currently $40 per unit, plus the amount of any accrued and unpaid distributions. The holder of the senior units has the right, subject to various events and conditions, to convert any outstanding senior units into common units beginning on the earlier of December 31, 2005 or upon the occurrence of a material event as defined by our partnership agreement. The number of common units issuable upon conversion of a senior unit is equal to the senior unit liquidation value, divided by the then current market price of a common unit. Generally, a material event includes (1) a change of control; (2) the treatment of Ferrellgas Partners as an association taxable as a corporation for federal income tax purposes; Ferrellgas Partners’ failure to use the aggregate cash proceeds from equity issuances, other than issuances of equity pursuant to an exercise of any common unit options, to redeem a portion of its senior units other than up to $20.0 million of cash proceeds from equity issuances used to reduce Ferrellgas Partners’ indebtedness; or (3) Ferrellgas Partners’ failure to pay the senior unit distribution in full for any fiscal quarter. Such conversion rights are contingent upon us not previously redeeming such securities.

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

August Common Unit offering

During August 2004, we issued, in a public offering, 2.9 million common units at a price of $20.00 per unit, less commissions and underwriting expenses. After commissions and underwriting expenses, we received net proceeds of $54.9 million for the issuance of these common units. We used the net proceeds, together with contributions made by our general partner of $1.1 million to maintain its effective 2% general partnership interest in us, to reduce long-term borrowings outstanding under the bank credit facility of the operating partnership.

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

Distributions

Ferrellgas Partners paid the required quarterly distributions on the senior units and the minimum quarterly distribution on all common units, as well as the related general partner distributions, totaling $86.7 million during the nine months ended April 30, 2005 in connection with the distributions declared for the three months ended July 31, 2004, October 31, 2004, and January 31, 2005. The required quarterly distribution on the senior units, the minimum quarterly distribution on all common units and the related general partner distributions for the three months ended April 30, 2005 of $29.3 million are expected to be paid on June 14, 2005 to holders of record on June 3, 2005. See related disclosure about the distributions of senior units in “Disclosures about Effects of Transactions with Related Parties.”

Bank credit facility

On April 22, 2005 Ferrellgas refinanced its $307.5 million bank credit facility with a $330.0 million credit facility maturing April 22, 2010, unless extended or renewed. At April 30, 2005, $87.3 million of borrowings and $58.6 million of letters of credit were outstanding under our unsecured $330.0 million bank credit facility. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, and to a lesser extent, risk management activities and product purchases. At April 30, 2005, we had $184.1 million available for working capital, acquisition, capital expenditure and general partnership purposes under the $330.0 million bank credit facility.

All borrowings under our $330.0 million bank credit facility bear interest, at our option, at a rate equal to either:

•         a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of April 30, 2005, the federal funds rate and Bank of America’s prime rate were 2.97% and 5.75%, respectively); or

•         the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of April 30, 2005, the one-month Eurodollar Rate was 3.02%).

In addition, an annual commitment fee is payable on the daily unused portion of our $330.0 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of April 30, 2005, the commitment fee per annum rate was 0.375%).

We believe that the liquidity available from our $330.0 million bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for the remainder of fiscal 2005 and all of fiscal 2006. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

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

Distributions

The operating partnership paid cash distributions of $99.4 million during the nine months ended April 30, 2005. The operating partnership expects to make cash distributions of $41.7 million on June 14, 2005.

Contributions received by the operating partnership

In August 2004, the operating partnership received cash contributions of $55.4 million and $0.6 million from its limited partner, Ferrellgas Partners, and its general partner, respectively, in connection with the issuance by Ferrellgas Partners of 2.9 million common units. The operating partnership used aggregate net proceeds from these contributions to reduce borrowings outstanding under its bank credit facility.

In November 2004, the operating partnership received cash contributions of $40.4 million and $0.4 million from Ferrellgas Partners and its general partner, respectively, in connection with the issuance by Ferrellgas Partners of 2.1 million common units. The operating partnership used aggregate net proceeds from these contributions to reduce borrowings outstanding under its bank credit facility.

Disclosures about Risk Management Activities Accounted for at Fair Value

The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three and nine months ended April 30, 2005:

(in thousands)	For the three months ended April 30, 2005	For the nine months ended April 30, 2005
Unrealized (losses) gains in fair value of contracts outstanding at beginning of period	$(1,762)	$ 424
Other unrealized losses recognized	(1,147)	(8,130)
Less: realized losses recognized	(2,917)	(7,714)
Unrealized gains in fair value of contracts outstanding at April 30, 2005	$ 8	$ 8

The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of April 30, 2005:

(in thousands)	Fair value of contracts at period-end
Source of fair value	Maturity less than 1 year
Prices actively quoted	$ (614)
Prices provided by other external sources	622
Prices based on models and other valuation methods	-
Unrealized gains in fair value of contracts outstanding at April 30, 2005	$ 8

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $178.7 million for the nine months ended April 30, 2005, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

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

During the nine months ended April 30, 2005, Ferrellgas Partners paid common unit distributions of $26.7 million, $0.3 million and $0.1 million to Ferrell Companies, FCI Trading Corp. and Ferrell Propane, Inc., respectively, in connection with the distributions declared by Ferrellgas Partners for the three months ended July 31, 2004, October 31, 2004 and January 31, 2005. Also during the nine months ended April 30, 2005, Ferrellgas Partners paid the general partner distributions of $0.9 million for the three months ended July 31, 2004, October 31, 2004 and January 31, 2005. We paid JEF Capital $6.0 million in senior unit distributions during the nine months ended April 30, 2005 in connection with the distributions declared for the three months ended July 31, 2004, October 31, 2004, and January 31, 2005. On April 30, 2005, we accrued a senior unit distribution of $2.0 million for the three months ended April 30, 2005 that we expect to pay to JEF Capital on June 14, 2005.

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

Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During the nine months ended April 30, 2005, we recognized net purchases from sales, purchases or commodity derivative transactions of $2.7 million. These net purchases, sales and commodity derivatives transactions with Ferrell International are classified as cost of product sold on our condensed consolidated statements of earnings. We provide limited accounting services to Ferrell International. During the nine months ended April 30, 2005, we recognized net receipts from providing limited accounting services of $30 thousand.

See “Financing Activities” for additional information regarding transactions with related parties.

We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

We have had no material changes in our contractual obligations since our disclosure in our Annual Report on Form 10-K for the fiscal year ended 2004.

See Note O – “Adoption of new accounting standards” – in our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.

We have had no material changes to our critical accounting policies and estimates since our disclosure in our Annual Report on Form 10-K for the fiscal year ended 2004.

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

Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures and options are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with over-the-counter traded forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit-related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a potential decline in our credit rating.

Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2005, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities were estimated at $0.3 million for other risk management activities as of April 30, 2005. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

At April 30, 2005, we had $87.3 million in variable rate bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facility would result in a loss in future earnings of $0.9 million for the twelve months ending April 30, 2006. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that such disclosure controls and procedures were designed to be and were effective as of April 30, 2005 to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Due to the implementation of our new technology initiative during fiscal year 2005, we modified our internal controls over financial reporting during the quarter ended April 30, 2005. This modification of internal controls over financial reporting was made to align our internal controls with the implementation of our new technology initiative. This implementation is being conducted in phases by geographical areas and is scheduled to be completed in the first quarter of fiscal 2006. This new technology initiative has been designed to improve various aspects of our operations including routing and scheduling of customer deliveries, customer administration and operational workflow related to our retail sale and delivery of bulk propane.

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

*	10.5

Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto.

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

*	10.9	Amendment No. 3 to the Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer.

	10.10

Receivables Purchase Agreement, dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.

10.11

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

10.12

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

10.13

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

10.14

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

10.15

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

*	10.16

Sixth Amendment to the Receivables Purchase Agreement, dated as of June 7, 2005, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent.

10.17

Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed November 12, 1999.

10.18

First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed December 29, 1999.

10.19

Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

	10.20

Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

	10.21

Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 12, 2004.

	10.22

First amendment to the Agreement and Plan of Merger, dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

	10.23	Real Property Contribution Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim.

	10.24	Unit Purchase Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.

	10.25

Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

#	10.26	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.27	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.28

Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.29	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.30

Amended and Restated Employment Agreement, dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.31	Arrangement dated June 4, 2003, between Ron M. Logan, Jr. and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.32	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.

*		31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act.

*		31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act.

*		31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act.

*		31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act.

*		32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. 1350.

*		32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. 1350.

*		32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. 1350.

*		32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. 1350.

	*	Filed herewith
	#	Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	June 8, 2005	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 8, 2005	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	June 8, 2005	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 8, 2005	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)