Form 10-K/A
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2005-11-10
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2005

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
incorporation or organization)

7500 College Boulevard, Suite 1000, Overland Park, Kansas 66210

 _____________________________________

(Address of principal executive office) (Zip Code)

Registrants’ telephone number, including area code: (913) 661-1500

_____________________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Units of Ferrellgas Partners, L.P.	New York Stock Exchange
Title of each class	Name of each exchange on which registered

_____________________________________

Securities registered pursuant to section 12(g) of the Act:

Limited Partner Interests of Ferrellgas, L.P.

Common Stock of Ferrellgas Finance Corp.

_____________________________________

Title of class

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes	☒	No	[	]

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

The aggregate market value as of January 31, 2005, of Ferrellgas Partners, L.P.’s Common Units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $743,993,000. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2005, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	60,154,054	Common Units

Ferrellgas Partners Finance Corp.	1,000	Common Stock

Ferrellgas, L.P.	n/a	n/a

Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference:	None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Registrants’ Annual Report on Form 10-K for the fiscal year ended July 31, 2005 is being filed by the Registrants solely to correct an inadvertent omission in the Certifications of Principal Executive Officer and Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date: November 10, 2005	By /s/ Kevin T. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: November 10, 2005	By /s/ Kevin T. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FERRELLGAS L.P.
By Ferrellgas, Inc. (General Partner)

Date: November 10, 2005	By /s/ Kevin T. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FERRELLGAS L.P.
By Ferrellgas, Inc. (General Partner)

Date: November 10, 2005	By /s/ Kevin T. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)