Form 10-Q
period 2005-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2005-12-08
CIK 922358, 922359, 922360, 1012493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P.	Yes ☑ No ☐

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.	Yes ☐ No ☑
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P.	Yes ☐ No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.	Yes ☑ No ☐
At November 30, 2005, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	60,416,208	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock
EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended October 31, 2005
FORM 10-Q QUARTERLY REPORT

		Page
	Condensed Statements of Cash Flows – Three months ended October 31, 2005 and 2004	29

	Note to Condensed Financial Statements	29

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

ITEM 4.	CONTROLS AND PROCEDURES	42

	PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	43

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	43

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	43

ITEM 5.	OTHER INFORMATION	43

ITEM 6.	EXHIBITS	44
Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14a/15d-14a
Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14a/15d-14a
Certification of Ferrellgas, L.P. pursuant to Rule 13a-14a/15d-14a
Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14a/15d-14a
Certification of Ferrellgas Partners, L.P. pursuant to Section 1350
Certification of Ferrellgas Partners Finance Corp. pursuant to Section 1350
Certification of Ferrellgas, L.P. pursuant to Section 1350
Certification of Ferrellgas Finance Corp. pursuant to Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data) (unaudited)

	October 31,	July 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$24,541	$20,505
Accounts and notes receivable, net	121,958	107,778
Inventories	161,865	97,743
Prepaid expenses and other current assets	17,336	12,861

Total current assets	325,700	238,887

Property, plant and equipment, net	756,480	766,765
Goodwill	234,663	234,142
Intangible assets, net	257,074	255,277
Other assets, net	13,429	13,902

Total assets	$1,587,346	$1,508,973

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$157,604	$108,667
Short-term borrowings	82,982	19,800
Other current liabilities	77,995	71,535

Total current liabilities	318,581	200,002

Long-term debt	961,444	948,977
Other liabilities	20,337	20,165
Contingencies and commitments (Note G)	—	—
Minority interest	5,670	6,151

Partners’ capital:
Common unitholders (60,172,054 and 60,134,054 units outstanding at October 31, 2005 and July 31, 2005, respectively)	338,493	390,422
General partner (607,799 and 607,415 units outstanding at October 31, 2005 and July 31, 2005, respectively)	(56,658)	(56,132)
Accumulated other comprehensive loss	(521)	(612)

Total partners’ capital	281,314	333,678

Total liabilities and partners’ capital	$1,587,346	$1,508,973

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months
	ended October 31,
	2005	2004
Revenues:
Propane and other gas liquids sales	$353,418	$313,022
Other	32,180	30,750

Total revenues	385,598	343,772

Cost of product sold (exclusive of depreciation, shown with amortization below)	258,002	231,232

Gross profit	127,596	112,540
Operating expense	89,724	88,472
Depreciation and amortization expense	21,103	19,592
General and administrative expense	11,168	10,322
Equipment lease expense	7,020	5,760
Employee stock ownership plan compensation charge	2,457	2,087
Loss on disposal of assets and other	1,596	1,256

Operating loss	(5,472)	(14,949)
Interest expense	(20,875)	(22,863)
Interest income	377	319

Loss before income taxes, minority interest and discontinued operations	(25,970)	(37,493)
Income tax benefit	—	(406)
Minority interest	(202)	(313)

Loss from continuing operations before discontinued operations	(25,768)	(36,774)
Earnings from discontinued operations, net of minority interest of $18	—	1,785

Net loss	(25,768)	(34,989)

Distribution to senior unitholder	—	1,994
Net loss available to general partner unitholder	(258)	(370)

Net loss available to common unitholders	$(25,510)	$(36,613)

Basic and diluted earnings (loss) per common unit:
Loss from continuing operations available to common unitholders before discontinued operations	$(0.42)	$(0.74)
Earnings from discontinued operations	—	0.03

Net loss available to common unitholders	$(0.42)	$(0.71)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated other
	Number of units				comprehensive loss
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital
August 1, 2005	60,134.1	607.4	$390,422	$(56,132)	$70	$65	$(747)	$333,678

Contribution in connection with ESOP and stock-based compensation charges	—	—	2,946	29	—	—	—	2,975

Common unit distributions	—	—	(30,086)	(304)	—	—	—	(30,390)

Common unit options exercised	38.0	0.4	721	7	—	—	—	728

Comprehensive income (loss):
Net loss	—	—	(25,510)	(258)	—	—	—	(25,768)
Other comprehensive income (loss):
Net gains on risk management derivatives	—	—	—	—	1,721	—	—
Reclassification of derivatives to earnings	—	—	—	—	(1,636)	—	—
Foreign currency translation adjustments	—	—	—	—	—	6	—	91

Comprehensive loss								(25,677)

October 31, 2005	60,172.1	607.8	$338,493	$(56,658)	$155	$71	$(747)	$281,314

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(25,768)	$(34,989)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization expense	21,103	19,847
Employee stock ownership plan compensation charge	2,457	2,087
Stock-based compensation charges	549	—
Loss on disposal of assets	413	809
Minority interest	(202)	(295)
Other	2,955	1,871
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(32,158)	(50,326)
Inventories	(64,876)	(50,372)
Prepaid expenses and other current assets	(4,473)	(3,271)
Accounts payable	48,937	66,809
Other current liabilities	6,590	(2,705)
Other liabilities	270	96
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	24,500	38,300
Proceeds from collections reinvested in revolving period accounts receivable securitizations	241,245	132,441
Remittances of amounts collected as servicer of accounts receivable securitizations	(249,245)	(132,441)

Net cash used in operating activities	(27,703)	(12,139)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,649)	(18,359)
Capital expenditures — technology initiative	(585)	(3,212)
Capital expenditures — other	(5,083)	(9,740)
Proceeds from sale of assets	4,763	1,889
Other	(1,422)	(902)

Net cash used in investing activities	(12,976)	(30,324)

Cash flows from financing activities:
Distributions	(30,390)	(28,101)
Issuance of common units, net of issuance costs of $139	—	54,917
Proceeds from increase in long-term debt	12,518	—
Principal payments on debt	(954)	(55,934)
Net additions to short-term borrowings	63,182	78,756
Cash paid for financing costs	(58)	(195)
Minority interest activity	(310)	326
Proceeds from exercise of common unit options	721	252
Cash contribution from general partner	—	554

Net cash provided by financing activities	44,709	50,575

Effect of exchange rate changes on cash	6	40

Increase in cash and cash equivalents	4,036	8,152
Cash and cash equivalents — beginning of year	20,505	15,428

Cash and cash equivalents — end of period	$24,541	$23,580

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18,303	$22,125

Income taxes	$32	$371

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds a 1.0101% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Ferrell Companies beneficially owns 18.4 million of the outstanding Ferrellgas Partners common units.

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

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (ii) the consolidated financial statements and accompanying notes as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2005, as amended on Form 10-K/A.

B.	Summary of significant accounting policies

(1) Nature of operations:

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada.

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

(3) Cash and cash equivalents and non-cash activities:

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to accounts receivable securitization and transactions with related parties and are disclosed in Note E – Accounts receivable securitization and Note J – Transactions with related parties, respectively.

(4) New accounting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board No. 25 “Accounting for Stock issued to Employees” (“APB 25”) and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Ferrellgas adopted this standard on August 1, 2005. See Note C – Unit and stock-based compensation – for current disclosures.

Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” concludes that a general partner of a limited partnership is presumed to control the limited partnership, and should therefore consolidate the limited partnership, unless the limited partners have substantive kick-out rights or participating rights. Ferrellgas is currently evaluating the potential impact of this standard and believes that its limited partners do not have substantive kick out or participation rights. EITF 04-5 is effective after June 29, 2005 for existing limited partnerships that have partnership agreements that have been modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for existing limited partnerships with partnership agreements that have not been modified. Ferrellgas will adopt this EITF at the beginning of fiscal 2007 or earlier if a modification is made to our partnership agreements.

EITF 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Ferrellgas is evaluating the potential impact of EITF 04-13 and does not believe it will have a material effect on our financial position, results of operations and cash flows.

(5) Reclassifications:

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the condensed consolidated financial statements of the current period presentation. For additional discussion regarding reclassifications related to discontinued operations, see Note D – Discontinued operations.

C.	Unit and stock-based compensation

Ferrellgas adopted SFAS 123(R) on August 1, 2005. Prior to adoption, Ferrellgas accounted for unit and stock-based compensation plans using the intrinsic value method under the provisions of APB 25 and made the fair value method pro forma disclosures required under SFAS 123. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. Adoption of SFAS 123(R) resulted in a non-cash compensation charge of $0.1 million and $0.4 million to operating expense and general and administrative expense, respectively, for the three months ended October 31, 2005. Adoption of SFAS 123(R) increased basic and diluted loss per share by $0.01 each for the three months ended October 31, 2005.

Ferrellgas adopted SFAS 123(R) using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after our adoption date of August 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of August 1, 2005 will be recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the fair value of those awards as of the grant-date as was calculated for pro forma disclosures under SFAS 123. The compensation cost for those earlier awards is attributed to periods beginning on or after August 1, 2005 using the attribution method that was used under SFAS 123.
Had compensation cost for these plans been recognized in Ferrellgas’ condensed consolidated statement of earnings for the three months ended October 31, 2004, net loss and net loss per common unit would have been adjusted as noted in the table below:

For the three
months ended
October 31, 2004
Net loss available to common unitholders, as reported	$(36,613)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(316)

Pro forma net loss available to common unitholders	$(36,929)

Basic and diluted loss per common unit:

Loss from continuing operations available to common unitholders before discontinued operations, as reported	$(0.74)

Net loss available to common unit holders, as reported	$(0.71)

Loss from continuing operations available to common unitholders before discontinued operations, pro forma	$(0.75)

Net loss available to common unit holders, pro forma	$(0.72)
Ferrellgas Unit Option Plan (“UOP”)
The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. There have been no awards granted pursuant to the UOP since fiscal 2001. Expected volatility is based on the historical volatility of common units publicly traded. Historical information is used to estimate option exercise and employee termination behavior. Due to the limited number of employees eligible to participate in the UOP, there is only one group of employees. The expected term of options granted is derived using the simplified method and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the three months ended October 31, 2005, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million.
     A summary of option activity under the UOP as of October 31, 2005 is presented below:

			Weighted-
			average
			remaining
		Weighted	contractual	Aggregate
	Number of	average	term	intrinsic value
	units	exercise price	(in years)	(in thousands)
Outstanding, August 1, 2005	344,676	$18.52
Exercised	(38,000)	$18.98
Forfeited	(2,775)	$19.64

Outstanding, October 31, 2005	303,901	$18.45	4.4	$947

Options exercisable, October 31, 2005	299,449	$18.46	4.4	$931
There were no options granted during the three months ended October 31, 2005 and 2004. The total intrinsic value of options exercised during the three months ended October 31, 2005 and 2004 was $98 thousand and $64 thousand, respectively.
As of October 31, 2005 there was $0.2 million of total unrecognized compensation cost related to nonvested unit-based compensation arrangements granted under the UOP. This cost is expected to be recognized over the next two fiscal quarters.
Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas stock-compensation plan. However, in accordance with the partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. On August 1, 2005 Ferrell Companies adopted SFAS 123(R) and now accounts for its stock-based compensation plan in accordance with that standard. As a result, Ferrellgas now incurs a non-cash compensation charge from Ferrell Companies as they account for their plan in accordance with SFAS 123(R).
Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies, therefore, there is no potential dilution of Ferrellgas. The ICP stock options vest ratably over periods ranging from five to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. During the three months ended October 31, 2005, the portion of the total non-cash compensation charge relating to the ICP was $0.4 million.

D.	Discontinued operations

During July 2005, Ferrellgas sold its wholesale storage business which consisted of non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah for $144.0 million in cash, before $1.9 million of fees and expenses. Ferrellgas recorded a gain during fiscal 2005 of $97.0 million on the sale. The assets consisted of underground storage facilities and rail and pipeline-to-truck terminals. Ferrellgas considers the sale of these assets to be discontinued operations. Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Ferrellgas has reported results of operations from these assets as discontinued operations for all periods presented on the condensed consolidated statements of earnings as follows:

	For the three months ended
	October 31,
	2005	2004

Total revenues	$—	$15,916
Cost of product sold (exclusive of depreciation, shown with amortization below)	—	13,284

Gross profit	—	2,632
Operating expense	—	568
Depreciation and amortization expense	—	255
Equipment lease expense	—	6

Earnings before income taxes, minority interest and discontinued operations	—	1,803
Minority interest	—	18

Earnings from discontinued operations	$—	$1,785

E.	Accounts receivable securitization

The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following:

	October 31,	July 31,
	2005	2005
Retained interest	$19,540	$15,710
Accounts receivable transferred	$103,125	$82,500
The retained interest was classified as accounts receivable on the condensed consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $3.1 million of its trade accounts receivable at October 31, 2005.

Other accounts receivable securitization disclosures consist of the following items:

	For the three months
	ended October 31,
	2005	2004
Net non-cash activity	$480	$69
Bad debt expense	$81	$68
Weighted average discount rate used to value retained interest	5.1%	2.3%
Average collection cycle days	45	45
The net non-cash activity reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables.
F.	Supplemental financial statement information

Inventories consist of:

	October 31,	July 31,
	2005	2005
Propane gas and related products	$133,509	$70,380
Appliances, parts and supplies	28,356	27,363

	$161,865	$97,743

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 18 months. As of October 31, 2005, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 17.8 million gallons of propane at a fixed price.
     Goodwill and intangible assets, net consist of:

	October 31, 2005			July 31, 2005
	Gross	Accum-		Gross	Accum-
	carrying	ulated		carrying	ulated
	amount	amortization	Net	amount	amortization	Net
GOODWILL, NET	$234,663	—	$234,663	$234,142	—	$234,142

INTANGIBLE ASSETS, NET
Amortized intangible assets
Customer lists	$341,567	$(159,199)	$182,368	$335,557	$(155,281)	$180,276
Non-compete agreements	35,476	(23,093)	12,383	34,270	(21,803)	12,467
Other	5,470	(2,235)	3,235	5,470	(2,010)	3,460

	382,513	(184,527)	197,986	375,297	(179,094)	196,203

Unamortized intangible assets
Tradenames & trademarks	59,088	—	59,088	59,074	—	59,074

Total intangibles assets, net	$441,601	$(184,527)	$257,074	$434,371	$(179,094)	$255,277

	For the three months
	ended October 31,
	2005	2004
Aggregate amortization expense	$5,434	$5,771
Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2006	$16,562
2007	20,645
2008	18,698
2009	17,658
2010	16,638
Loss on disposal of assets and other consist of:

	For the three months
	ended October 31,
	2005	2004
Loss on disposal of assets	$413	$809
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,828	818
Service income related to the accounts receivable securitization	(645)	(371)

	$1,596	$1,256

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months
	ended October 31,
	2005	2004
Operating expense	$31,762	$32,211
Depreciation and amortization expense	1,492	1,701
Equipment lease expense	5,165	5,884

	$38,419	$39,796

Other current liabilities consist of:

	October 31,	July 31,
	2005	2005
Accrued interest	$26,385	$24,328
Accrued payroll	16,346	13,816
Accrued insurance	8,334	8,627
Other	26,930	24,764

	$77,995	$71,535

G.	Contingencies

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
H.	Loss per common unit

Below is a calculation of the basic and diluted loss per common unit in the condensed consolidated statements of earnings for the periods indicated. Prior to their conversion to common units in June 2005, the senior units were excluded from the computation of diluted loss per common unit as they were considered contingently issuable common units for which all necessary conditions for their issuance had not been satisfied as of the end of the three months ended October 31, 2004. For the three months ended October 31, 2004, distributions to the senior unitholder increased the net loss available to common unitholders. Common units that could potentially dilute basic earnings per common unit in the future, that were not included in this period in the calculation of diluted earnings per common unit, were 46,554 and 54,801 common units for the three months ended October 31, 2005 and 2004, respectively.

In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months and six months ending January 31. There was not a dilutive effect of EITF 03-6 on basic net loss per common unit for the three months ended October 31, 2005 and 2004.

In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months ended
	October 31,
	2005	2004

Net loss available to common unitholders before discontinued operations	$(25,510)	$(38,380)

Earnings from discontinued operations, net of minority interest and general partner interest of $36	—	1,767

Net loss available to common unitholders	$(25,510)	$(36,613)

(in thousands)

Weighted average common units outstanding	60,162.1	51,505.1

Basic and diluted loss per common unit:

Net loss available to common unitholders before discontinued operations	$(0.42)	$(0.74)

Earnings from discontinued operations, net of minority interest and general partner interest of $36	—	0.03

Net loss available to common unitholders	$(0.42)	$(0.71)

I.	Distributions

On September 14, 2005, Ferrellgas paid a cash distribution of $0.50 per common unit for the three months ended July 31, 2005. On November 21, 2005, Ferrellgas declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2005, which is expected to be paid on December 14, 2005.

J.	Transactions with related parties

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

	For the three months
	ended October 31,
	2005	2004
Reimbursable costs	$55,316	$50,031

Partnership distributions
Ferrellgas Partners has paid the following distributions to related parties:

	For the three months
	ended October 31,
	2005	2004
Ferrell Companies	$9,094	$8,902
FCI Trading Corp. (1)	98	98
Ferrell Propane, Inc. (2)	26	26
James E. Ferrell (3)	2,086	2,134
The general partner	304	281

(1)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner.

(2)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner.

(3)	James E. Ferrell is the Chairman, Chief Executive Officer and President of the general partner.
On November 21, 2005, Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane, Mr. Ferrell and the general partner of $9.1 million, $0.1 million, $26 thousand, $2.1 million and $0.3 million, respectively; each of these is expected to be paid on December 14, 2005.
Operations
Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. During the prior year period, Ferrellgas entered into transactions with Ferrell International in connection with Ferrellgas’ risk management activities and did so at market prices in accordance with Ferrellgas’ affiliate trading policy approved by the general partner’s Board of Directors. These transactions included forward, option and swap contracts and were all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing accounting services for Ferrell International:

	For the three months
	ended October 31,
	2005	2004
Net receipts (disbursements)	$—	$(2,622)
Receipts from providing accounting services	10	10
These net purchases, sales and commodity derivative transactions with Ferrell International were classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International at October 31, 2005.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	October 31,	July 31,
	2005	2005
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	3,282	3,282

Accumulated deficit	(3,282)	(3,282)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2005	2004
General and administrative expense	$—	$45

Net loss	$—	$(45)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$—	$(45)

Cash used in operating activities	—	(45)

Cash flows from financing activities:
Capital contribution	—	45

Cash provided by financing activities	—	45

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2005
(unaudited)
A. Organization

Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P (the “Partnership”).

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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31,	July 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$23,574	$20,191
Accounts and notes receivable, net	121,958	107,778
Inventories	161,865	97,743
Prepaid expenses and other current assets	16,594	12,121

Total current assets	323,991	237,833

Property, plant and equipment, net	756,480	766,765
Goodwill	234,663	234,142
Intangible assets, net	257,074	255,277
Other assets, net	9,936	10,254

Total assets	$1,582,144	$1,504,271

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$157,604	$108,667
Short-term borrowings	82,982	19,800
Other current liabilities	68,884	68,288

Total current liabilities	309,470	196,755

Long-term debt	690,929	678,367
Other liabilities	20,334	20,162
Contingencies and commitments (Note G)	—	—

Partners’ capital
Limited partner	556,262	603,448
General partner	5,670	6,151
Accumulated other comprehensive loss	(521)	(612)

Total partners’ capital	561,411	608,987

Total liabilities and partners’ capital	$1,582,144	$1,504,271

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2005	2004
Revenues:
Propane and other gas liquids sales	$353,418	$313,022
Other	32,180	30,750

Total revenues	385,598	343,772

Cost of product sold (exclusive of depreciation, shown with amortization below)	258,002	231,232

Gross profit	127,596	112,540

Operating expense	89,659	88,409
Depreciation and amortization expense	21,103	19,592
General and administrative expense	11,168	10,322
Equipment lease expense	7,020	5,760
Employee stock ownership plan compensation charge	2,457	2,087
Loss on disposal of assets and other	1,596	1,256

Operating loss	(5,407)	(14,886)

Interest expense	(14,952)	(16,858)
Interest income	377	316

Loss before income taxes and discontinued operations	(19,982)	(31,428)

Income tax benefit	—	(406)

Loss before discontinued operations	(19,982)	(31,022)

Earnings from discontinued operations	—	1,803

Net loss	$(19,982)	$(29,219)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive loss
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital
August 1, 2005	$603,448	$6,151	$70	$65	$(747)	$608,987

Contributions in connection with ESOP and stock-based compensation charges	2,975	31	—	—	—	3,006

Quarterly distribution	(30,381)	(310)	—	—	—	(30,691)

Comprehensive income (loss):
Net loss	(19,780)	(202)	—	—	—	(19,982)
Other comprehensive income (loss):
Net gains on risk management derivatives	—	—	1,721	—	—
Reclassification of derivatives to earnings	—	—	(1,636)	—	—
Foreign currency translation adjustment	—	—	—	6	—	91

Comprehensive loss						(19,891)

October 31, 2005	$556,262	$5,670	$155	$71	$(747)	$561,411

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(19,982)	$(29,219)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	21,103	19,847
Employee stock ownership plan compensation charge	2,457	2,087
Stock-based compensation charges	549	—
Loss on disposal of assets	413	809
Other	2,896	1,730
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(32,158)	(50,326)
Inventories	(64,876)	(50,372)
Prepaid expenses and other current assets	(4,473)	(3,271)
Accounts payable	48,937	66,809
Other current liabilities	633	(8,580)
Other liabilities	270	96
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	24,500	38,300
Proceeds from collections reinvested in revolving period accounts receivable securitizations	241,245	132,441
Remittances of amounts collected as servicer of accounts receivable securitizations	(249,245)	(132,441)

Net cash used in operating activities	(27,731)	(12,090)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,649)	(18,359)
Capital expenditures — technology initiative	(585)	(3,212)
Capital expenditures — other	(5,083)	(9,740)
Proceeds from asset sales	4,763	1,889
Other	(1,393)	(915)

Net cash used in investing activities	(12,947)	(30,337)

Cash flows from financing activities:
Distributions	(30,691)	(28,388)
Contributions from partners	—	55,999
Proceeds from increase in long-term debt	12,518	—
Principal payments on debt	(954)	(55,934)
Net additions to short-term borrowings	63,182	78,756
Cash paid for financing costs	—	(113)

Net cash provided by financing activities	44,055	50,320

Effect of exchange rate changes on cash	6	40

Increase in cash and cash equivalents	3,383	7,933
Cash and cash equivalents — beginning of period	20,191	13,751

Cash and cash equivalents — end of period	$23,574	$21,684

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18,303	$22,125

Income taxes	$32	$371

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
(Dollars in thousands, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation

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

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for the fiscal 2005, as amended on Form 10-K/A.

B.	Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2005 and 2004 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada.

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

(3) Cash and cash equivalents and non-cash activities:

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to accounts receivable securitization and transactions with related parties and are disclosed in Note E – Accounts receivable securitization and Note I – Transactions with related parties, respectively.

(4) New accounting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. See Note C – Unit and stock-based compensation — for current disclosures.

EITF 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Ferrellgas L.P. is evaluating the potential impact of EITF 04-13 and does not believe it will have a material effect on our financial position, results of operations and cash flows.

(5) Reclassifications:

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the condensed consolidated financial statements of the current period presentation. For additional discussion regarding reclassifications related to discontinued operations, see Note D – Discontinued operations.

C.	Unit and stock-based compensation

Ferrellgas, L.P. has no unit or stock-based compensation plans and is not required to adopt SFAS 123(R). However, in accordance with the partnership agreements, all employee-related costs incurred by Ferrellgas Partners and Ferrell Companies are allocated to Ferrellgas, L.P. On August 1, 2005 Ferrellgas Partners and Ferrell Companies adopted SFAS 123(R) and now account for their respective unit and stock-based compensation plans in accordance with that standard. As a result, Ferrellgas, L.P. now incurs a non-cash compensation charge from Ferrellgas Partners and Ferrell Companies as they account for these for plans in accordance with SFAS 123(R).

Prior to adoption, Ferrellgas Partners and Ferrell Companies accounted for their respective unit and stock-based compensation plans using the intrinsic value method under the provisions of APB 25 and made the fair value method pro forma disclosures required under SFAS 123. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. Adoption of SFAS 123(R) by Ferrellgas Partners and Ferrell Companies resulted in a non-cash compensation charge of $0.1 million and $0.4 million to operating expense and general and administrative expense, respectively, for the three months ended October 31, 2005.

Ferrellgas Partners and Ferrell Companies adopted SFAS 123(R) using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the adoption date of August 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of August 1, 2005 will be recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the fair value of those awards as of the grant-date as was calculated for pro forma disclosures under SFAS 123. The compensation cost for those earlier awards is attributed to periods beginning on or after August 1, 2005, using the attribution method that was used under SFAS 123.

Had compensation cost for Ferrellgas Partners’ and Ferrell Companies’ plans been recognized in Ferrellgas, L.P.’s condensed consolidated statement of earnings for the three months ended October

31, 2004, net loss would have been adjusted as noted in the table below:

For the three
months ended
October 31, 2004
Net loss, as reported	$(29,219)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(319)

Pro forma net loss	$(29,538)

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. There have been no awards granted pursuant to the UOP since fiscal 2001. During the three months ended October 31, 2005, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies, therefore, there is no potential dilution of Ferrellgas Partners. The ICP stock options vest ratably over periods ranging from five to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. During the three months ended October 31, 2005, the portion of the total non-cash compensation charge relating to the ICP was $0.4 million.

D.	Discontinued operations

During July 2005, Ferrellgas, L.P. sold its wholesale storage business which consisted of non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah for $144.0 million in cash, before $1.9 million of fees and expenses. Ferrellgas, L.P. recorded a gain during fiscal 2005 of $97.0 million on the sale. The assets consisted of underground storage facilities and rail and pipeline-to-truck terminals. Ferrellgas, L.P. considers the sale of these assets to be discontinued operations. Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Ferrellgas, L.P. has reported results of operations from these assets as discontinued operations for all periods presented on the condensed consolidated statements of earnings as follows:

	For the three months ended
	October 31,
	2005	2004

Total revenues	$—	$15,916
Cost of product sold (exclusive of depreciation, shown with amortization below)	—	13,284

Gross profit	—	2,632
Operating expense	—	568
Depreciation and amortization expense	—	255
Equipment lease expense	—	6

Earnings from discontinued operations	$—	$1,803

E.	Accounts receivable securitization

Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following:

	October 31,	July 31,
	2005	2005
Retained interest	$19,540	$15,710
Accounts receivable transferred	$103,125	$82,500
The balance of the retained interest was classified as accounts receivable on the condensed consolidated balance sheets. Ferrellgas, L.P. had the ability to transfer, at its option, an additional $3.1 million of its trade accounts receivable at October 31, 2005.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months
	ended October 31,
	2005	2004
Net non-cash activity	$480	$69
Bad debt expense	$81	$68
Weighted average discount rate used to value retained interest	5.1%	2.3%
Average collection cycle days	45	45
The net non-cash activity reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables.

F.	Supplemental financial statement information

Inventories consist of:

	October 31,	July 31,
	2005	2005
Propane gas and related products	$133,509	$70,380
Appliances, parts and supplies	28,356	27,363

	$161,865	$97,743

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 18 months. As of October 31, 2005, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 17.8 million gallons of propane at a fixed price.
     Goodwill and intangible assets, net consist of:

	October 31, 2005			July 31, 2005
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
GOODWILL, NET	$234,663	—	$234,663	$234,142	—	$234,142

INTANGIBLE ASSETS, NET
Amortized intangible assets
Customer lists	$341,567	$(159,199)	$182,368	$335,557	$(155,281)	$180,276
Non-compete agreements	35,476	(23,093)	12,383	34,270	(21,803)	12,467
Other	5,470	(2,235)	3,235	5,470	(2,010)	3,460

	382,513	(184,527)	197,986	375,297	(179,094)	196,203

Unamortized intangible assets
Tradenames & trademarks	59,088	—	59,088	59,074	—	59,074

Total intangibles assets, net	$441,601	$(184,527)	$257,074	$434,371	$(179,094)	$255,277

	For the three months
	ended October 31,
	2005	2004
Aggregate amortization expense	$5,434	$5,771
Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2006	$16,562
2007	20,645
2008	18,698
2009	17,658
2010	16,638

Loss on disposal of assets and other consists of:

	For the three months
	ended October 31,
	2005	2004
Loss on disposal of assets	$413	$809
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,828	818
Service income related to the accounts receivable securitization	(645)	(371)

	$1,596	$1,256

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months
	ended October 31,
	2005	2004
Operating expense	$31,762	$32,211
Depreciation and amortization expense	1,492	1,701
Equipment lease expense	5,165	5,884

	$38,419	$39,796

Other current liabilities consist of:

	October 31,	July 31,
	2005	2005
Accrued interest	$17,526	$21,332
Accrued payroll	16,346	13,816
Accrued insurance	8,334	8,627
Other	26,678	24,513

	$68,884	$68,288

G.	Contingencies

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

H.	Distributions

During the three months ended October 31, 2005, Ferrellgas, L.P. paid cash distributions of $30.7 million. On November 21, 2005, Ferrellgas L.P. declared cash distributions of $42.7 million that are expected to be paid on December 14, 2005.

I.	Transactions with related parties

General and administrative

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas L.P.’s business. These costs, which include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf, as well as related general and administrative costs, are as follows:

	For the three months
	ended October 31,
	2005	2004
Reimbursable costs	$55,316	$50,031
Partnership distributions

Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $30.4 million and $0.3 million, respectively, during the three months ended October 31, 2005. On November 21, 2005, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $42.3 million and $0.4 million, respectively, that are expected to be paid on December 14, 2005.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of the general partner, and thus is an affiliate. During the prior year period, Ferrellgas, L.P. entered into transactions with Ferrell International in connection with Ferrellgas L.P.’s risk management activities and did so at market prices in accordance with Ferrellgas L.P.’s affiliate trading policy approved by the general partner’s Board of Directors. These transactions include forward, option and swap contracts and were all reviewed for compliance with the policy. Ferrellgas L.P. also provides limited accounting services for Ferrell International. Ferrellgas, L.P. recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing accounting services for Ferrell International:

	For the three months
	ended October 31,
	2005	2004
Net receipts (disbursements)	$—	$(2,622)
Receipts from providing accounting services	10	10
These net purchases, sales and commodity derivative transactions with Ferrell International were classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International at October 31, 2005.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	October 31,	July 31,
	2005	2005
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares Authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	1,345	1,345

Accumulated deficit	(1,345)	(1,345)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2005	2004
General and administrative expense	$—	$—

Net loss	$—	$—

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$—	$—

Cash used in operating activities	—	—

Cash flows from financing activities:
Capital contribution	—	—

Cash provided by financing activities	—	—

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2005
(unaudited)
A. Organization

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. (the “Partnership”).

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
     Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. serves as co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-obligor for debt securities of Ferrellgas, L.P. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.
     In this Quarterly Report, unless the context indicates otherwise:
•	references to “us,” “we,” “our,” or “ours,” are to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units” or “senior units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors and marketers;

•	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of propane sold to our wholesale customers and other bulk propane distributors or marketers; and

•	“Notes” refers to the notes to the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.
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
     The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to $268.0 million in the aggregate principal amount of 8 3/4% senior notes due 2012 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.
     Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 31% of our outstanding common units. Ferrell Companies is in turn owned 100% by an employee stock ownership trust.
     We file annual, quarterly, and other reports and other information with the SEC. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room at, 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and this other information at the offices of the New York Stock Exchange at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any internet addresses provided in this Quarterly Report on Form 10-Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.
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
     The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there exist three material differences between Ferrellgas Partners and the operating partnership. Those three material differences are:
•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements;

•	Ferrellgas Partners issued common units in several transactions during fiscal 2005; and

•	during fiscal 2005 and 2004, Ferrellgas Partners paid $0.9 million and $8.5 million, respectively, in cash to an unrelated third-party pursuant to a short-term, non-interest bearing note related to an acquisition made in fiscal 2003.
     For a detailed description of risks that may affect our business, please see the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A entitled “Item 1. Business – Risk factors.”
Forward-looking statements
     Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning future operating results, or our ability to generate sales, income or cash flow are forward-looking statements.
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
     Some of our forward-looking statements include the following:
•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and
•	the expectation that propane and other liquid sales, cost of product sold, gross profit, operating income and net earnings will increase during the remainder of fiscal 2006.
     These forward-looking statements can also be found in the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering any forward-looking statement, you should also keep in mind the risk factors set forth in the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A entitled “Item 1. Business - Risk Factors.” Any of these risks could impair our business, financial condition or results of operation. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.
     Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this quarterly report.
     In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A entitled “Item 1. Business—Risk Factors—Tax Risks —The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders.”
Results of Operations
Overview
     We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States, including the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2005. We serve more than one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.
     Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the volume of propane sold for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use. We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We use the definition of “normal” temperatures based on information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.
     The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, the contributions of Blue Rhino Corporation, or Blue Rhino completed in April 2004, and the related propane by portable tank exchanges sales volume provides increased operating profits during the first and fourth fiscal quarters due to its counter-seasonal business activities and provides the operating partnership the ability to better utilize its seasonal resources at the retail distribution locations. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.
     Our gross profit from the distribution of propane is primarily based on margins, that is, the cents-per-gallon difference between our costs to purchase and distribute propane and the sale prices we charge our customers. Our residential customers and portable tank exchange customers typically provide us a greater cents per gallon margin than our industrial/commercial, agricultural and other customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas as propane prices tend to correlate with the fluctuations of these underlying commodities. The wholesale price per gallon of propane has been at historically high levels during the past few fiscal years. We employ risk management activities that attempt to mitigate risks related to the purchasing and transporting of propane.
     We continue to pursue the following business strategies:
•	achieve operating efficiencies through the utilization of our technology platforms;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interests with our investors through significant employee ownership.
We have developed new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. We completed the deployment of this new technology initiative during the first month of fiscal 2006. We now operate all of our retail propane distribution outlets on the new technology platform.
     During July 2005, we sold certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah. The proceeds from this sale were used to retire a portion of our long-term debt including accrued interest and repay a portion of our borrowings outstanding on our bank credit facility. We considered the sale of these assets to be discontinued operations.
Three months ended October 31, 2005 compared to October 31, 2004

(amounts in thousands)			Favorable
			(unfavorable)
Three months ended October 31,	2005	2004	variance
Propane sales volumes (gallons)	167,407	184,699	(17,292)	(9.4)%

Propane and other gas liquids sales	$353,418	$313,022	$40,396	12.9%
Gross profit	127,596	112,540	15,056	13.4%
Operating loss	(5,472)	(14,949)	9,477	63.4%
Interest expense	20,875	22,863	1,988	8.7%
     Propane sales volumes during the three months ended October 31, 2005 decreased 17.3 million gallons compared to the prior year period. The decrease in propane sales volumes was primarily due to customer conservation caused by higher commodity prices and the elimination of some past inefficient propane deliveries given the improved demand forecasting capabilities available with our new technology platform, partially offset by continued tank exchange gallon growth.
     Propane and other gas liquids sales and the related cost of product sold increased due to the effect of a significant increase in the wholesale cost of propane during the three months ended October 31, 2005 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt.

Belvieu, Texas, averaged $1.06 per gallon during the three months ended October 31, 2005 compared to an average price of $0.85 per gallon in the prior year period. Other major supply points in the United States also experienced significant increases.
     Propane and other gas liquids sales increased $40.4 million compared to the prior year period. Approximately $60.0 million of this increase was primarily due to the effect of the significant increase in the wholesale cost per gallon of propane on our sales price per gallon, as discussed above. This increase was partially offset by the impact on propane sales volumes discussed above.
     Gross profit increased $15.1 million compared to the prior year period. The increase in gross profit was primarily due to higher average propane margins per gallon provided by enhanced controls over pricing attributable to our new technology platform completed during the first month of fiscal 2006 and the continued growth in tank exchange volumes, partially offset by retail propane sales volumes. Also contributing to the increased gross profit was the prior year period’s $3.5 million negative contribution to gross profit in the first quarter related to risk management trading activities that was not repeated in the first quarter of fiscal 2006.
     Operating loss decreased $9.5 million compared to the prior year period reflecting the previously mentioned increase in gross profit and partially offset by increases primarily in depreciation and amortization expense, equipment lease expense and operating expense. Depreciation and amortization expense increased primarily due to the addition of assets related to retail propane acquisitions completed during the twelve months ended October 31, 2005. Equipment lease expense increased primarily due to additional computer leases related to the operation of our new technology platform mentioned above. Operating expense increased primarily due to increased vehicle fuel expense, performance-based compensation, and continued tank exchange gallon growth compared to the prior year period, but was partially offset by cost savings related to the deployment of our new technology platform.
     Interest expense decreased $2.0 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.
Interest expense of the operating partnership
     Interest expense decreased $1.9 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.
Discontinued operations
     During fiscal 2005, we announced the closing of the sale of certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah. The proceeds from this sale were used to retire a portion of our long-term debt including accrued interest and repay a portion of our borrowings outstanding on our bank credit facility. We consider the sale of these assets to be discontinued operations. Therefore, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported results of operations from these assets as discontinued operations for all periods presented on the condensed consolidated statements of earnings. See Note D – Discontinued operations – to our condensed consolidated financial statements for further discussion about the sale of these assets. Operating results of discontinued operations are as follows:

     (amounts in thousands)

	For the three months ended
	October 31,
	2005	2004

Total revenues	$—	$15,916
Cost of product sold (exclusive of depreciation, shown with amortization below)	—	13,284

Gross profit	—	2,632
Operating expense	—	568
Depreciation and amortization expense	—	255
Equipment lease expense	—	6

Earnings before income taxes, minority interest and discontinued operations	—	1,803
Minority interest	—	18

Earnings from discontinued operations	$—	$1,785

Unit and stock-based compensation
     On August 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires that the cost from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. We adopted this standard using the modified prospective application method which resulted in a non-cash compensation charge of $0.1 million and $0.4 million to operating expense and general and administrative expense, respectively, for the three months ended October 31, 2005. See Note C – Unit and stock-based compensation – to our condensed consolidated financial statements for further discussion about the related unit and stock-option plans and the implementation of this standard.
Forward-looking statements
     We expect increases during the remainder of fiscal 2006 for propane and other gas liquids sales, cost of product sold, gross profit, operating income and net earnings as compared to the same period during fiscal 2005 due to:
•	our assumption that fiscal 2006 average propane prices will be higher than those in fiscal 2005;

•	our assumption that heating degree days will return to normal in fiscal 2006; and

•	our assumption that interest rates will remain relatively stable during the remainder of fiscal 2006.
     We expect decreases during the remainder of fiscal 2006 for operating expense and general and administrative expense and an increase in gross profit as compared the same period during fiscal 2005 due to cost savings and other benefits related to the full deployment of our technology platform completed during the first month of fiscal 2006.

Liquidity and Capital Resources
General
     Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 expected to be paid on December 14, 2005 to all common units that were outstanding on December 1, 2005, represents the forty-fifth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.
     Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business, weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash used in operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2006 and in fiscal 2007. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for the remainder of fiscal 2006 and in fiscal 2007.
     Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating. As of October 31, 2005, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2006 and in fiscal 2007. However, we may not meet the applicable financial tests in future quarters if we were to experience:
•	significantly warmer than normal winter temperatures;

•	a continued volatile energy commodity cost environment;

•	an unexpected downturn in business operations; or

•	a general economic downturn in the United States.

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
     Toward this purpose, in June 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by Ferrellgas Partners, the operating partnership, Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. of up to $500 million of equity and/or debt securities. The securities registered to this registration statement are available to us for sale from time to time in the future to fund acquisitions, the reduction of indebtedness and for general partnership purposes subject to acceptable market conditions. As of November 30, 2005, we had $108.9 million available under this shelf registration statement.
Operating Activities
     Net cash used in operating activities was $27.7 million for the three months ended October 31, 2005, compared to net cash used in operating activities of $12.1 million for the prior year period. This increase in cash used in operating activities is primarily due to a $21.8 million decrease in cash inflows from the utilization of our accounts receivable securitization facility and, to a lesser extent, a $6.1 million increase in cash outflows used to fund working capital requirements. This use of working capital is primarily due to the timing of inventory purchases and increased wholesale propane prices. These increases in cash used were partially offset by an increase in cash flow from operating activities before changes in working capital.
Accounts receivable securitization
     Cash flows from our accounts receivable securitization facility decreased $21.8 million. We received net funding of $16.5 million from this facility during the three months ended October 31, 2005 as compared $38.3 million in the prior year period.
     Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities – Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows us to sell between $70.0 million and $160.0 million of accounts receivable, depending on the time of the year and available undivided interests in our accounts receivable from certain customers. We renewed this facility effective June 7, 2005, for a 364-day commitment with JP Morgan Chase Bank, N.A. We generally increase our use of the accounts receivable securitization facility during the winter heating season when our working capital needs and our accounts receivable balances increase significantly. At November 30, 2005, we had funding outstanding of $125.0 million and we did not have any remaining capacity to transfer additional trade accounts receivable to the accounts receivable securitization facility. The renewal of the facility provided us with the ability to transfer increased amounts of accounts receivable during the fiscal 2006 winter heating season. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” this transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.
The operating partnership
     Net cash used in operating activities was $27.7 million for the three months ended October 31, 2005, compared to net cash used in operating activities of $12.1 million for the prior year period. This increase in cash used in operating activities is primarily due to a $21.8 million decrease in cash inflows from the utilization of our accounts receivable securitization facility and, to a lesser extent, a $6.2 million increase in cash outflows used to fund working capital requirements. This use of working capital is primarily due to the timing of inventory purchases and increased wholesale propane prices.
Investing Activities
     During the three months ended October 31, 2005, net cash used in investing activities was $13.0 million, compared to $30.3 million used in investing activities for the prior year period. This decrease in cash used in investing activities is primarily due to reduced acquisition activity and capital expenditures during fiscal 2006.
Acquisition
     During the three months ended October 31, 2005, we used $10.6 million in cash for the acquisition of one propane business as compared to $18.4 million in cash in the prior year period.
Capital expenditures
     We made cash capital expenditures of $5.7 million during the three months ended October 31, 2005 as compared to $13.0 million in the prior year period primarily due to decreased capital expenditures required for our technology platform and lower maintenance capital expenditures. Capital expenditures during the three months ended October 31, 2005 consisted primarily of expenditures for distribution of propane by portable tank exchange, customer storage, and the maintenance of office equipment.
Financing Activities
     During the three months ended October 31, 2005, net cash provided by financing activities was $44.7 million compared to net cash provided by financing activities of $50.6 million for the prior year period. This decrease in cash provided by financing activities was primarily due to increased distributions based on an increased number of common units.
Distributions
     Ferrellgas Partners paid the minimum quarterly distribution on all common units, as well as the related general partner distributions, totaling $30.4 million during the three months ended October 31, 2005 in connection with the distributions declared for the three months ended July 31, 2005. The minimum quarterly distribution on all common units and the related general partner distributions for the three months ended October 31, 2005 of $30.5 million are expected to be paid on December 14, 2005 to holders of record on December 1, 2005.
Bank credit facility
     At October 31, 2005, $95.5 million of borrowings and $56.0 million of letters of credit were outstanding under our unsecured $330.0 million bank credit facility, which will mature on April 22, 2010. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, and to a lesser extent, risk management activities and product purchases. At October 31, 2005, we had $178.5 million available for working capital, acquisition, capital expenditure and general partnership purposes under the $330.0 million bank credit facility.
     All borrowings under our $330.0 million bank credit facility bear interest, at our option, at a rate equal to either:
•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of October 31, 2005, the federal funds rate and Bank of America’s prime rate were 4.02% and 6.75%, respectively); or
•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of October 31, 2005, the one-month Eurodollar Rate was 4.08%).
In addition, an annual commitment fee is payable on the daily unused portion of our $330.0 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of October 31, 2005, the commitment fee per annum rate was 0.500%).
     We believe that the liquidity available from our $330.0 million bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for the remainder of fiscal 2006 and all of fiscal 2007. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:
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
Distributions
     The operating partnership paid cash distributions of $30.7 million during the three months ended October 31, 2005. The operating partnership expects to make cash distributions of $42.7 million on December 14, 2005.

Disclosures about Risk Management Activities Accounted for at Fair Value
     The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three months ended October 31, 2005:

For the three
months
ended
October 31,
(amounts in thousands)	2005
Net fair value of contracts outstanding at the beginning of the period	$116
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(39)

Unrealized gains in fair value of contracts outstanding at end of period	$77

     The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of October 31, 2005:

Fair value of
contracts at
(amounts in thousands)	period-end
Source of fair value	Maturity less than 1 year
Prices provided by other external sources	$77

Unrealized gains in fair value of contracts outstanding at October 31, 2005	$77

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
Disclosures about Effects of Transactions with Related Parties
     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $55.3 million for the three months ended October 31, 2005, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.
     Ferrell Companies is the sole shareholder of our general partner and owns 18.2 million of our common units. FCI Trading Corp. (“FCI Trading”) is wholly-owned by Ferrell Companies and owns 0.2 million of our common units. Ferrell Propane, Inc. (“Ferrell Propane”) is wholly-owned by our general partner and owns 0.1 million common units. James E. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, owns directly and indirectly 4.2 million common units of Ferrellgas Partners.
     During the three months ended October 31, 2005, Ferrellgas Partners paid common unit distributions of $9.1 million, $0.1 million, $26 thousand and $2.1 million to Ferrell Companies, FCI Trading, Ferrell Propane and Mr. Ferrell, respectively, in connection with the distributions declared by Ferrellgas Partners for the three months ended July 31, 2005. Also during the three months ended October 31, 2005,

Ferrellgas Partners paid the general partner distributions of $0.3 million for the three months ended July 31, 2005.
     Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. During the prior year period, we entered into transactions with Ferrell International in connection with our risk management activities and did so at market prices in accordance with our affiliate trading policy approved by our general partner’s Board of Directors. These transactions included forward, option and swap contracts and were all reviewed for compliance with the policy. During the three months ended October 31, 2005, we did not recognize any transactions for sales, purchases or commodity derivatives with Ferrell International. We provide limited accounting services to Ferrell International. During the three months ended October 31, 2005, we recognized net receipts from providing limited accounting services of $10 thousand. There were no amounts due from or due to Ferrell International at October 31, 2005.
     See “Financing Activities” for additional information regarding transactions with related parties.
     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.
     We have had no material changes in our contractual obligations since our disclosure in our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A.
     See Note B – Summary of significant accounting policies – in our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.
     We have had no material changes to our critical accounting policies and estimates since our disclosure in our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A.
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
     Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2005, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities were estimated at less than $0.1 million for risk management activities as of October 31, 2005. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
     For risk management activities, our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be 100% effective, therefore, there is no effect on our sensitivity analysis for risk management activities from these hedging transactions. To the extent option contracts are used as hedging instruments for anticipated transactions, we have included the offsetting effect of the anticipated transactions only to the extent the option contracts are in the money, or would become in the money as a result of the 10% hypothetical movement in prices. All other anticipated transactions for risk management activities have been excluded from our sensitivity analysis.
     At October 31, 2005, we had $95.5 million in variable rate bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facility would result in a loss in future earnings of $1.0 million for the twelve months ending October 31, 2006. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that such disclosure controls and procedures were designed to be and were effective as of October 31, 2005 to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2005, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
     Due to the completion of our new technology initiative implementation during August 2005, we modified our internal controls over financial reporting during the quarter ended October 31, 2005. This modification of internal controls over financial reporting was made to align our internal controls with the implementation of our new technology initiative. Management continues to monitor these changes and the ongoing process of routinely reviewing and evaluating our internal controls over financial reporting. Based on that review and evaluation, management believes our disclosure controls and procedures were effective to enable us to record, process, summarize and report the information required to be included in this interim report within the required time period.
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

Exhibit
Number	Description
2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.

3.4	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.5	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.6	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

3.7	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

3.8	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).

4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

Exhibit
Number	Description
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.

4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

4.10	Representations Agreement dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.

4.11	First Amendment to Representations Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.

Exhibit
Number	Description
10.1	Fourth Amended and Restated Credit Agreement dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.

10.2	First Amendment to the Fourth Amended and Restated Credit Agreement dated as of March 9, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed April 2, 2004.

10.3	Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of September 3, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 13, 2004.

10.4	Third Amendment to the Fourth Amended and Restated Credit Agreement dated October 26, 2004, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 5, 2004.

10.5	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.6	Receivable Interest Sale Agreement dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.

10.7	First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.

10.8	Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 45, 2004.

10.9	Amendment No. 3 to the Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

Exhibit
Number	Description
10.10	Receivables Purchase Agreement dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.

10.11	First Amendment to the Receivables Purchase Agreement dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.

10.12	Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.

10.13	Third Amendment to the Receivables Purchase Agreement dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.

10.14	Fourth Amendment to the Receivables Purchase Agreement dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.

10.15	Fifth Amendment to the Receivables Purchase Agreement dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.

10.16	Sixth Amendment to the Receivables Purchase Agreement dated as of June 7, 2005, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.17	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.

Exhibit
Number		Description
	10.18	First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

	10.19	Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

	10.20	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.

	10.21	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

#	10.22	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.23	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.24	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.25	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.26	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.27	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.

	10.28	Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit
Number		Description
*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 7, 2005	By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: December 7, 2005	By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 7, 2005	By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date: December 7, 2005	By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.

3.4	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.5	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.6	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

3.7	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

3.8	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).

4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

Exhibit
Number	Description
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.

4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

4.10	Representations Agreement dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.

4.11	First Amendment to Representations Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.

Exhibit
Number	Description
10.1	Fourth Amended and Restated Credit Agreement dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.

10.2	First Amendment to the Fourth Amended and Restated Credit Agreement dated as of March 9, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed April 2, 2004.

10.3	Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of September 3, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 13, 2004.

10.4	Third Amendment to the Fourth Amended and Restated Credit Agreement dated October 26, 2004, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 5, 2004.

10.5	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.6	Receivable Interest Sale Agreement dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.

10.7	First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.

10.8	Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 45, 2004.

10.9	Amendment No. 3 to the Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

Exhibit
Number	Description
10.10	Receivables Purchase Agreement dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.

10.11	First Amendment to the Receivables Purchase Agreement dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.

10.12	Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.

10.13	Third Amendment to the Receivables Purchase Agreement dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.

10.14	Fourth Amendment to the Receivables Purchase Agreement dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.

10.15	Fifth Amendment to the Receivables Purchase Agreement dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.

10.16	Sixth Amendment to the Receivables Purchase Agreement dated as of June 7, 2005, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.17	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.

Exhibit
Number		Description
	10.18	First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

	10.19	Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

	10.20	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.

	10.21	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

#	10.22	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.23	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.24	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.25	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.26	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.27	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.

	10.28	Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit
Number		Description
*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.