Form 10-Q
period 2006-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS FINANCE CORP; FERRELLGAS L P
filed 2006-03-10
CIK 922358, 1012493, 922360, 922359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183
Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.
(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware	43-1698480 43-1742520 43-1698481 14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, KS	66210 (Zip Code)
(Address of principal executive offices)
Registrants’ telephone number, including area code: (913) 661-1500
     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
     Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Ferrellgas Partners, L.P. Large accelerated filer ☑ Accelerated filer  ☐ Non-accelerated filer ☐
     Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
     Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☑
     Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☑ No ☐
     At February 28, 2006, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	60,478,074	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock
     EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended January 31, 2006
FORM 10-Q QUARTERLY REPORT

		Page

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	50
ITEM 1A.	RISK FACTORS	50
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	50
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	50
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	50
ITEM 5.	OTHER INFORMATION	50
ITEM 6.	EXHIBITS	51
Separation Agreement and Release
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
Certificatio of Ferrellgas, L.P. pursuant to Section 1350
Certification of Ferrellgas Finance Corp. pursuant to Section 1350

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	January 31,	July 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$30,212	$20,505
Accounts and notes receivable, net	118,705	107,778
Inventories	138,267	97,743
Prepaid expenses and other current assets	15,811	12,861

Total current assets	302,995	238,887
Property, plant and equipment, net	745,874	766,765
Goodwill	233,805	234,142
Intangible assets, net	254,474	255,277
Other assets, net	12,784	13,902

Total assets	$1,549,932	$1,508,973

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$148,907	$108,667
Short-term borrowings	22,167	19,800
Other current liabilities	73,975	71,535

Total current liabilities	245,049	200,002
Long-term debt	961,473	948,977
Other liabilities	20,120	20,165
Contingencies and commitments (Note G)	—	—
Minority interest	6,000	6,151
Partners’ capital:
Common unitholders (60,478,074 and 60,134,054 units outstanding at January 31, 2006 and July 31, 2005, respectively)	375,133	390,422
General partner (610,890 and 607,415 units outstanding at January 31, 2006 and July 31, 2005, respectively)	(56,285)	(56,132)
Accumulated other comprehensive loss	(1,558)	(612)

Total partners’ capital	317,290	333,678

Total liabilities and partners’ capital	$1,549,932	$1,508,973

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Revenues:
Propane and other gas liquids sales	$580,381	$574,875	$933,799	$887,897
Other	72,187	47,016	104,367	77,766

Total revenues	652,568	621,891	1,038,166	965,663
Cost of product sold (exclusive of depreciation, shown with amortization below):
Propane and other gas liquids sales	385,615	380,340	631,262	599,846
Other	46,114	24,284	58,469	36,010

Gross profit	220,839	217,267	348,435	329,807
Operating expense	96,611	97,388	186,335	185,860
Depreciation and amortization expense	21,623	21,032	42,726	40,624
General and administrative expense	11,773	11,517	22,941	21,839
Equipment lease expense	7,197	6,147	14,217	11,907
Employee stock ownership plan compensation charge	2,467	2,358	4,924	4,445
Loss on disposal of assets and other	1,041	1,817	2,637	3,073

Operating income	80,127	77,008	74,655	62,059
Interest expense	(21,240)	(23,196)	(42,115)	(46,059)
Interest income	531	657	908	976

Earnings before income taxes, minority interest and discontinued operations	59,418	54,469	33,448	16,976
Income tax expense (benefit)	700	339	700	(67)
Minority interest	654	608	452	295

Earnings from continuing operations before discontinued operations	58,064	53,522	32,296	16,748
Earnings from discontinued operations, net of minority interest of $37 and $55 for the three and six months ended January 31, 2005, respectively	—	3,596	—	5,381

Net earnings	58,064	57,118	32,296	22,129
Distributions to senior unitholder	—	1,994	—	3,988
Net earnings available to general partner unitholder	6,605	7,595	323	181

Net earnings available to common unitholders	$51,459	$47,529	$31,973	$17,960

Basic earnings per common unit:
Net earnings from continuing operations available to common unitholders before discontinued operations	$0.85	$0.82	$0.53	$0.25
Earnings from discontinued operations	—	0.06	—	0.10

Net earnings available to common unitholders	$0.85	$0.88	$0.53	$0.35

Distributed net earnings available to common unitholders	$0.50	$0.50	$1.00	$1.00
Undistributed (distributions in excess of) net earnings available to common unitholders	0.35	0.38	(0.47)	(0.65)

Net earnings available to common unitholders	$0.85	$0.88	$0.53	$0.35

Diluted earnings per common unit:
Net earnings from continuing operations available to common unitholders before discontinued operations	$0.85	$0.82	$0.53	$0.24
Earnings from discontinued operations	—	0.06	—	0.10

Net earnings available to common unitholders	$0.85	$0.88	$0.53	$0.34

Distributed net earnings available to common unitholders	$0.50	$0.50	$1.00	$1.00
Undistributed (distributions in excess of) net earnings available to common unitholders	0.35	0.38	(0.47)	(0.66)

Net earnings available to common unitholders	$0.85	$0.88	$0.53	$0.34

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated Other
	Number of Units				Comprehensive Loss

		General		General		Currency		Total
	Common	Partner	Common	Partner	Risk	Translation	Pension	Partners’
	Unitholders	Unitholder	Unitholders	Unitholder	Management	Adjustments	Liability	Capital

August 1, 2005	60,134.1	607.4	$390,422	$(56,132)	$70	$65	$(747)	$333,678
Contributions in connection with ESOP and stock-based compensation charges	—	—	6,036	61	—	—	—	6,097
Common unit distributions	—	—	(60,294)	(609)	—	—	—	(60,903)
Common units issued in connection with acquisitions	244.0	2.4	5,162	53	—	—	—	5,215
Common unit options exercised	100.0	1.1	1,834	19	—	—	—	1,853
Comprehensive income (loss):
Net earnings	—	—	31,973	323	—	—	—	32,296
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(591)	—	—	—
Reclassification of derivatives to earnings	—	—	—	—	(368)	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	13	—	(946)

Comprehensive income								31,350

January 31, 2006	60,478.1	610.9	$375,133	$(56,285)	$(889)	$78	$(747)	$317,290

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months
	Ended January 31,

	2006	2005

Cash flows from operating activities:
Net earnings	$32,296	$22,129
Reconciliation of net earnings to net cash provided by operating activities
Depreciation and amortization expense	42,726	41,180
Employee stock ownership plan compensation charge	4,924	4,445
Stock-based compensation charges	1,235	—
Loss (gain) on disposal of assets	(1,031)	1,427
Minority interest	452	350
Other	6,533	1,519
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(106,616)	(133,106)
Inventories	(41,840)	(20,107)
Prepaid expenses and other current assets	(3,057)	(1,714)
Accounts payable	40,479	27,082
Other current liabilities	1,685	(7,455)
Other liabilities	494	1,018
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	102,000	104,400
Proceeds from collections reinvested in revolving period accounts receivable securitizations	646,923	498,083
Remittances of amounts collected as servicer of accounts receivable securitizations	(659,923)	(498,083)

Net cash provided by operating activities	67,280	41,168

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,949)	(20,058)
Capital expenditures — technology initiative	(755)	(6,818)
Capital expenditures — other	(11,790)	(15,402)
Proceeds from sale of assets	14,190	4,244
Other	(1,941)	(1,939)

Net cash used in investing activities	(11,245)	(39,973)

Cash flows from financing activities:
Distributions	(60,903)	(57,323)
Issuance of common units, net of issuance costs of $139	—	94,917
Proceeds from increase in long-term debt	12,633	—
Principal payments on debt	(1,508)	(94,701)
Net additions to short-term borrowings	2,367	70,600
Cash paid for financing costs	(58)	(331)
Minority interest activity	(741)	(705)
Proceeds from exercise of common unit options	1,853	301
Cash contribution from general partner	16	2,082

Net cash provided by (used in) financing activities	(46,341)	14,840

Effect of exchange rate changes on cash	13	38
Increase in cash and cash equivalents	9,707	16,073
Cash and cash equivalents — beginning of year	20,505	15,428

Cash and cash equivalents — end of period	$30,212	$31,501

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$40,975	$45,134

Income taxes	$75	$371

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006
(Dollars in thousands, except per unit data, unless otherwise designated)
(Unaudited)

A.	Partnership organization and formation
      Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Ferrell Companies beneficially owns 18.4 million of the outstanding Ferrellgas Partners common units.
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
      The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2005, as amended on Form 10-K/ A.

B.	Summary of significant accounting policies

(1) Nature of operations:
      The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Cash and cash equivalents and non-cash activities:
      For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to accounts receivable securitization and transactions with related parties and are disclosed in Note E — Accounts receivable securitization and Note J — Transactions with related parties, respectively.

(4)	Cost of product sold:
      Cost of product sold — propane and other gas liquids sales includes all costs to acquire propane and other gas liquids, including the results from risk management activities related to supply procurement and transportation, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers and the costs related to refurbishment of Ferrellgas’ portable propane tanks. Cost of product sold — other primarily includes costs related to the sale of propane appliances and equipment.

(5)	New accounting standards:
      Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board No. 25 “Accounting for Stock issued to Employees” (“APB 25”) and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Ferrellgas adopted this standard on August 1, 2005. See Note C — Unit and stock-based compensation — for current disclosures.
      Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” concludes that a general partner of a limited partnership is presumed to control the limited partnership, and should therefore consolidate the limited partnership, unless the limited partners have substantive kick-out rights or participating rights. Ferrellgas is currently evaluating the potential impact of this standard and believes that its limited partners do not have substantive kick out or participation rights. EITF 04-5 is effective after June 29, 2005 for existing limited partnerships that have partnership agreements that have been modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for existing limited partnerships with partnership agreements that have not been modified. Ferrellgas will adopt this EITF at the beginning of fiscal 2007 or earlier if a modification is made to Ferrellgas’ partnership agreements.
      EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Ferrellgas is evaluating the potential impact of EITF 04-13 and does not believe it will have a material effect on its financial position, results of operations and cash flows.

(6)	Reclassifications:
      Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the condensed consolidated financial statements of the current period presentation. For

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional discussion regarding reclassifications related to discontinued operations, see Note D — Discontinued operations.

C.	Unit and stock-based compensation
      Ferrellgas adopted SFAS 123(R) on August 1, 2005. Prior to adoption, Ferrellgas accounted for unit and stock-based compensation plans using the intrinsic value method under the provisions of APB 25 and made the fair value method pro forma disclosures required under SFAS 123. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. Adoption of SFAS 123(R) resulted in the following non-cash compensation charges:

	For the Three	For the Six
	Months Ended	Months Ended
	January 31, 2006	January 31, 2006

Operating expense	$126	$252
General and administrative expense	562	983

	$688	$1,235

      Adoption of SFAS 123(R) decreased basic and diluted earnings per share by $0.01 and $0.02 for the three and six months ended January 31, 2006, respectively.
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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for these plans been recognized in Ferrellgas’ condensed consolidated statement of earnings for the three and six months ended January 31, 2005, net earnings and net earnings per common unit would have been adjusted as noted in the table below:

	For the Three	For the Six
	Months Ended	Months Ended
	January 31, 2005	January 31, 2005

Net earnings available to common unitholders, as reported	$47,529	$17,960
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(316)	(632)

Pro forma net earnings available to common unitholders	$47,213	$17,328

Basic earnings per common unit:
Earnings from continuing operations available to common unitholders before discontinued operations, as reported	$0.82	$0.25
Net earnings available to common unit holders, as reported	$0.88	$0.35
Earnings from continuing operations available to common unitholders before discontinued operations, pro forma	$0.81	$0.23
Net earnings available to common unitholders, pro forma	$0.88	$0.33
Diluted earnings per common unit:
Earnings from continuing operations available to common unitholders before discontinued operations, as reported	$0.82	$0.24
Net earnings available to common unit holders, as reported	$0.88	$0.34
Earnings from continuing operations available to common unitholders before discontinued operations, pro forma	$0.81	$0.23
Net earnings available to common unitholders, pro forma	$0.88	$0.33
     Ferrellgas Unit Option Plan (“UOP”)
      The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. There have been no awards granted pursuant to the UOP since fiscal 2001. Expected volatility is based on the historical volatility of common units publicly traded. Historical information is used to estimate option exercise and employee termination behavior. Due to the limited number of employees eligible to participate in the UOP, there is only one group of employees. The expected term of options granted is derived using the simplified method and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the three and six months ended January 31, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million and $0.2 million, respectively.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of option activity under the UOP as of January 31, 2006 is presented below:

			Weighted-
			Average
	Number of	Weighted Average	Remaining	Aggregate
	Units	Exercise Price	Contractual Term	Intrinsic Value

			(In years)	(In thousands)
Outstanding, August 1, 2005	344,676	$18.52
Exercised	(100,000)	$18.33
Forfeited	(7,975)	$20.97

Outstanding, January 31, 2006	236,701	$18.52	4.0	$753

Options exercisable, January 31, 2006	142,501	$18.93	3.2	$395
      There were no options granted during the six months ended January 31, 2006 and 2005. The total intrinsic value of options exercised during the six months ended January 31, 2006 and 2005 was $0.3 million and $0.1 million, respectively.
      As of January 31, 2006 there was $0.1 million of total unrecognized compensation cost related to nonvested unit-based compensation arrangements granted under the UOP. This cost is expected to be recognized during the three months ending April 30, 2006.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)
      The ICP is not a Ferrellgas stock-compensation plan. However, in accordance with Ferrellgas’ partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. On August 1, 2005 Ferrell Companies adopted SFAS 123(R) and now accounts for its stock-based compensation plan in accordance with that standard. As a result, Ferrellgas now incurs a non-cash compensation charge from Ferrell Companies as they account for their plan in accordance with SFAS 123(R).
      Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies; therefore, there is no potential dilution of Ferrellgas. The ICP stock options vest ratably over periods ranging from three to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. During the three and six months ended January 31, 2006, the portion of the total non-cash compensation charge relating to the ICP was $0.6 million and $1.0 million, respectively.

D.	Discontinued operations
      During July 2005, Ferrellgas sold its wholesale storage business, which consisted of non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah for $144.0 million in cash, before $1.9 million of fees and expenses. Ferrellgas recorded a gain during fiscal 2005 of $97.0 million on the sale. The assets consisted of underground storage facilities and rail and pipeline-to-truck terminals. Ferrellgas considers the sale of these assets to be discontinued operations. Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Ferrellgas has reported

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
results of operations from these assets as discontinued operations for all periods presented on the condensed consolidated statements of earnings as follows:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Total revenues	$—	$34,417	$—	$50,333
Cost of product sold (exclusive of depreciation, shown with amortization below); Propane and other gas liquids sales	—	29,894	—	43,178

Gross profit	—	4,523	—	7,155
Operating expense	—	583	—	1,151
Depreciation and amortization expense	—	301	—	556
Equipment lease expense	—	6	—	12

Earnings before income taxes, minority interest and discontinued operations	—	3,633	—	5,436
Minority interest	—	37	—	55

Earnings from discontinued operations, net of minority interest	$—	$3,596	$—	$5,381

E.	Accounts receivable securitization
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

	January 31,	July 31,
	2006	2005

Retained interest	$36,475	$15,710
Accounts receivable transferred	$193,750	$82,500
      The retained interest was classified as accounts receivable on the condensed consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $6.3 million of its trade accounts receivable at January 31, 2006.
      Other accounts receivable securitization disclosures consist of the following items:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Net non-cash activity	$950	$369	$1,430	$438
Bad debt expense	$185	$211	$266	$279
      The net non-cash activity reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.3% and 3.0% during the six months ended January 31, 2006 and 2005, respectively.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	Supplemental financial statement information
      Inventories consist of:

	January 31,	July 31,
	2006	2005

Propane gas and related products	$111,898	$70,380
Appliances, parts and supplies	26,369	27,363

	$138,267	$97,743

      In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 18 months. As of January 31, 2006, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 4.2 million gallons of propane at a fixed price.
      Goodwill and intangible assets, net consist of:

	January 31, 2006			July 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

GOODWILL, NET	$233,805	—	$233,805	$234,142	—	$234,142
INTANGIBLE ASSETS, NET
Amortized intangible assets
Customer lists	$343,991	$(163,644)	$180,347	$335,557	$(155,281)	$180,276
Non-compete agreements	36,126	(24,641)	11,485	34,270	(21,803)	12,467
Other	5,303	(1,709)	3,594	5,470	(2,010)	3,460

	385,420	(189,994)	195,426	375,297	(179,094)	196,203
Unamortized intangible assets
Tradenames & trademarks	59,048	—	59,048	59,074	—	59,074

Total intangibles assets, net	$444,468	$(189,994)	$254,474	$434,371	$(179,094)	$255,277

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Aggregate amortization expense	$5,687	$5,530	$11,121	$11,301
      Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2006	$11,039
2007	21,049
2008	19,120
2009	18,063
2010	16,984

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loss on disposal of assets and other consist of:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Loss (gain) on disposal of assets	$(1,444)	$618	$(1,031)	$1,427
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,556	1,752	5,384	2,570
Service income related to the accounts receivable securitization	(1,071)	(553)	(1,716)	(924)

	$1,041	$1,817	$2,637	$3,073

      Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Operating expense	$42,730	$41,381	$74,492	$73,592
Depreciation and amortization expense	1,467	1,609	2,959	3,310
Equipment lease expense	4,526	5,558	9,691	11,442

	$48,723	$48,548	$87,142	$88,344

      Other current liabilities consist of:

	January 31,	July 31,
	2006	2005

Accrued interest	$24,419	$24,328
Accrued payroll	15,164	13,816
Accrued insurance	9,178	8,627
Other	25,214	24,764

	$73,975	$71,535

G.	Contingencies
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
      Below is a calculation of the basic and diluted earnings per common unit in the condensed consolidated statements of earnings for the periods indicated. Prior to their conversion to common units in June 2005, the senior units were excluded from the computation of diluted earnings per common unit as they were considered contingently issuable common units for which all necessary conditions for their issuance had not been satisfied

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of the end of the six months ended January 31, 2005. For the three and six months ended January 31, 2005, distributions to the senior unitholder decreased the net earnings available to common unitholders.
      In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months ending January 31. The dilutive effect of EITF 03-6 on basic net earnings per common unit was $0.10 and $0.14 for the three months ended January 31, 2006 and 2005, respectively. EITF 03-6 did not result in a dilutive effect for the six months ended January 31, 2006 and 2005.
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

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Net earnings available to common unitholders before discontinued operations	$51,459	$43,969	$31,973	12,633
Earnings from discontinued operations, net of minority interest and general partner interest of $73 and $109 during the three and six months ended January 31, 2005, respectively	—	3,560	—	5,327

Net earnings available to common unitholders	$51,459	$47,529	$31,973	$17,960

(in thousands)
Weighted average common units outstanding	60,397.4	53,706.5	60,279.7	52,032.5
Dilutive securities	25.6	38.9	30.9	44.2

Weighted average common units outstanding plus dilutive securities	60,423.0	53,745.4	60,310.6	52,076.7

Basic earnings per common unit:
Net earnings available to common unitholders before discontinued operations	$0.85	$0.82	$0.53	$0.25
Earnings from discontinued operations, net of minority interest and general partner interest of $73 and $109 during the three and six months ended January 31, 2005, respectively	—	0.06	—	0.10

Net earnings available to common unitholders	$0.85	$0.88	$0.53	$0.35

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Diluted earnings per common unit:
Net earnings available to common unitholders before discontinued operations	$0.85	$0.82	$0.53	$0.24
Earnings from discontinued operations, net of minority interest and general partner interest of $73 and $109 during the three and six months ended January 31, 2005, respectively	—	0.06	—	0.10

Net earnings available to common unitholders	$0.85	$0.88	$0.53	$0.34

I.	Distributions
      On December 14, 2005 and September 14, 2005, Ferrellgas Partners paid cash distributions of $0.50 per common unit for each of the three months ended October 31 and July 31, 2005. On February 28, 2006, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended January 31, 2006, which is expected to be paid on March 17, 2006.

J.	Transactions with related parties

Reimbursable costs
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

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Reimbursable costs	$59,134	$57,214	$114,450	$107,245

Partnership distributions
      Ferrellgas Partners has paid the following distributions to related parties:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Ferrell Companies	$9,094	$8,902	$18,189	$17,804
FCI Trading Corp.(1)	98	98	196	196
Ferrell Propane, Inc.(2)	26	26	51	51
James E. Ferrell(3)	2,116	2,134	4,202	4,267
The general partner	305	292	606	573

(1)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner.

(2)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	James E. Ferrell is the Chairman, Chief Executive Officer and President of the general partner.
      On February 28, 2006, Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane, Mr. Ferrell and the general partner of $9.1 million, $0.1 million, $26 thousand, $2.1 million and $0.3 million, respectively; each of these is expected to be paid on March 17, 2006.

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

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Net disbursements	$—	$(76)	$—	$(2,699)
Receipts from providing accounting services	10	10	20	20
      These net purchases, sales and commodity derivative transactions with Ferrell International were classified as cost of product sold — propane and other gas liquids sales on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International at January 31, 2006.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	January 31,	July 31,
	2006	2005

ASSETS
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	3,387	3,282
Accumulated deficit	(3,387)	(3,282)

Total stockholder’s equity	$1,000	$1,000

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	January 31,		January 31,

	2006	2005	2006	2005

General and administrative expense	$105	$—	$105	$45

Net loss	$(105)	$—	$(105)	$(45)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the Six Months
	Ended January 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(105)	$(45)

Cash used in operating activities	(105)	(45)

Cash flows from financing activities:
Capital contribution	105	45

Cash provided by financing activities	105	45

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
NOTE TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2006
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	January 31,	July 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$29,719	$20,191
Accounts and notes receivable, net	118,705	107,778
Inventories	138,267	97,743
Prepaid expenses and other current assets	15,174	12,121

Total current assets	301,865	237,833
Property, plant and equipment, net	745,874	766,765
Goodwill	233,805	234,142
Intangible assets, net	254,474	255,277
Other assets, net	9,340	10,254

Total assets	$1,545,358	$1,504,271

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$148,907	$108,667
Short-term borrowings	22,167	19,800
Other current liabilities	70,081	68,288

Total current liabilities	241,155	196,755
Long-term debt	691,053	678,367
Other liabilities	20,120	20,162
Contingencies and commitments (Note G)	—	—
Partners’ capital
Limited partner	588,588	603,448
General partner	6,000	6,151
Accumulated other comprehensive loss	(1,558)	(612)

Total partners’ capital	593,030	608,987

Total liabilities and partners’ capital	$1,545,358	$1,504,271

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Revenues:
Propane and other gas liquids sales	$580,381	$574,875	$933,799	$887,897
Other	72,187	47,016	104,367	77,766

Total revenues	652,568	621,891	1,038,166	965,663
Cost of product sold (exclusive of depreciation, shown with amortization below)
Propane and other gas liquids sales	385,615	380,340	631,262	599,846
Other	46,114	24,284	58,469	36,010

Gross profit	220,839	217,267	348,435	329,807
Operating expense	96,551	97,260	186,210	185,669
Depreciation and amortization expense	21,623	21,032	42,726	40,624
General and administrative expense	11,773	11,517	22,941	21,839
Equipment lease expense	7,197	6,147	14,217	11,907
Employee stock ownership plan compensation charge	2,467	2,358	4,924	4,445
Loss on disposal of assets and other	1,041	1,817	2,637	3,073

Operating income	80,187	77,136	74,780	62,250
Interest expense	(15,316)	(17,191)	(30,268)	(34,049)
Interest income	531	657	908	973

Earnings before income taxes and discontinued operations	65,402	60,602	45,420	29,174
Income tax expense (benefit)	700	339	700	(67)

Earnings before discontinued operations	64,702	60,263	44,720	29,241
Earnings from discontinued operations	—	3,633	—	5,436

Net earnings	$64,702	$63,896	$44,720	$34,677

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated Other Comprehensive Loss

				Currency		Total
	Limited	General	Risk	Translation	Pension	Partners’
	Partner	Partner	Management	Adjustments	Liability	Capital

August 1, 2005	$603,448	$6,151	$70	$65	$(747)	$608,987
Contributions in connection with ESOP and stock-based compensation charges	6,097	62	—	—	—	6,159
Quarterly distributions	(72,619)	(741)	—	—	—	(73,360)
Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	7,394	76	—	—	—	7,470
Comprehensive income (loss):
Net income	44,268	452	—	—	—	44,720
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	(591)	—	—	—
Reclassification of derivatives to earnings	—	—	(368)	—	—	—
Foreign currency translation adjustments	—	—	—	13	—	(946)

Comprehensive income						43,774

January 31, 2006	$588,588	$6,000	$(889)	$78	$(747)	$593,030

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months
	Ended January 31,

	2006	2005

Cash flows from operating activities:
Net earnings	$44,720	$34,677
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	42,726	41,180
Employee stock ownership plan compensation charge	4,924	4,445
Stock-based compensation charges	1,235	—
Loss (gain) on disposal of assets	(1,031)	1,427
Other	6,767	1,234
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(106,616)	(133,106)
Inventories	(41,840)	(20,107)
Prepaid expenses and other current assets	(3,409)	(1,714)
Accounts payable	40,479	27,082
Other current liabilities	1,642	(7,643)
Other liabilities	494	1,018
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	102,000	104,400
Proceeds from collections reinvested in revolving period accounts receivable securitizations	646,923	498,083
Remittances of amounts collected as servicer of accounts receivable securitizations	(659,923)	(498,083)

Net cash provided by operating activities	79,091	52,893

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,949)	(20,058)
Capital expenditures — technology initiative	(755)	(6,818)
Capital expenditures — other	(11,790)	(15,402)
Proceeds from asset sales	14,190	4,244
Other	(1,958)	(1,988)

Net cash used in investing activities	(11,262)	(40,022)

Cash flows from financing activities:
Distributions	(73,360)	(69,753)
Contributions from partners	1,554	96,865
Proceeds from increase in long-term debt	12,633	—
Principal payments on debt	(1,508)	(94,701)
Net additions to short-term borrowings	2,367	70,600
Cash paid for financing costs	—	(120)

Net cash provided by (used in) financing activities	(58,314)	2,891

Effect of exchange rate changes on cash	13	38
Increase in cash and cash equivalents	9,528	15,800
Cash and cash equivalents — beginning of period	20,191	13,751

Cash and cash equivalents — end of period	$29,719	$29,551

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$29,250	$33,409

Income taxes	$75	$371

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006
(Dollars in thousands, unless otherwise designated)
(Unaudited)

A.	Partnership organization and formation
      Ferrellgas, L.P. was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). The general partner holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P.
      The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2005, as amended on Form 10-K/ A.

B.	Summary of significant accounting policies

(1) Nature of operations:
      Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada.

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
      For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to accounts receivable securitization and transactions with related parties and are disclosed in Note E — Accounts receivable securitization and Note I — Transactions with related parties, respectively.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Cost of product sold:
      Cost of product sold — propane and other gas liquids sales includes all costs to acquire propane and other gas liquids, including the results from risk management activities related to supply procurement and transportation, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers and the costs related to refurbishment of Ferrellgas, L.P.’s portable propane tanks. Cost of product sold — other primarily includes costs related to the sale of propane appliances and equipment.

(5) New accounting standards:
      Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. See Note C — Unit and stock-based compensation — for current disclosures.
      EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Ferrellgas L.P. is evaluating the potential impact of EITF 04-13 and does not believe it will have a material effect on its financial position, results of operations and cash flows.

(6) Reclassifications:
      Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the condensed consolidated financial statements of the current period presentation. For additional discussion regarding reclassifications related to discontinued operations, see Note D — Discontinued operations.

C.	Unit and stock-based compensation
      Ferrellgas, L.P. has no unit or stock-based compensation plans and is not required to adopt SFAS 123(R). However, in accordance with the partnership agreements of Ferrellgas Partners and Ferrellgas, L.P., all employee-related costs incurred by Ferrellgas Partners and Ferrell Companies are allocated to Ferrellgas, L.P. On August 1, 2005 Ferrellgas Partners and Ferrell Companies adopted SFAS 123(R) and now account for their respective unit and stock-based compensation plans in accordance with that standard. As a result, Ferrellgas, L.P. now incurs a non-cash compensation charge from Ferrellgas Partners and Ferrell Companies as they account for these for plans in accordance with SFAS 123(R).

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to adoption, Ferrellgas Partners and Ferrell Companies accounted for their respective unit and stock-based compensation plans using the intrinsic value method under the provisions of APB 25 and made the fair value method pro forma disclosures required under SFAS 123. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. Adoption of SFAS 123(R) by Ferrellgas Partners and Ferrell Companies resulted in the following non-cash compensation charges for Ferrellgas, LP:

	For the Three Months	For the Six Months
	Ended January 31, 2006	Ended January 31, 2006

Operating expense	$126	$252
General and administrative expense	562	983

	$688	$1,235

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
      Had compensation cost for Ferrellgas Partners’ and Ferrell Companies’ plans been recognized in Ferrellgas, L.P.’s condensed consolidated statement of earnings for the three and six months ended January 31, 2005, net earnings would have been adjusted as noted in the table below:

	For the Three Months	For the Six Months
	Ended January 31, 2005	Ended January 31, 2005

Net earnings, as reported	$63,896	$34,677
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(319)	(639)

Pro forma net earnings	$63,577	$34,038

Ferrellgas Unit Option Plan (“UOP”)
      The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. There have been no awards granted pursuant to the UOP since fiscal 2001. During the three and six months ended January 31, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million and $0.2 million, respectively.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)
      Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies, therefore, there is no potential dilution of Ferrellgas Partners. The ICP stock options vest ratably over periods ranging from three to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. During the three and six months ended January 31, 2006, the portion of the total non-cash compensation charge relating to the ICP was $0.6 million and $1.0 million, respectively.

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

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Total revenues	$—	$34,417	$—	$50,333
Cost of product sold (exclusive of depreciation, shown with amortization below):
Propane and other gas liquids sales	—	29,894	—	43,178

Gross profit	—	4,523	—	7,155
Operating expense	—	583	—	1,151
Depreciation and amortization expense	—	301	—	556
Equipment lease expense	—	6	—	12

Earnings from discontinued operations	$—	$3,633	$—	$5,436

E.	Accounts receivable securitization
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

	January 31,	July 31,
	2006	2005

Retained interest	$36,475	$15,710
Accounts receivable transferred	$193,750	$82,500

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The retained interest was classified as accounts receivable on the condensed consolidated balance sheets. Ferrellgas, L.P. had the ability to transfer, at its option, an additional $6.3 million of its trade accounts receivable at January 31, 2006.
      Other accounts receivable securitization disclosures consist of the following items:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Net non-cash activity	$950	$369	$1,430	$438
Bad debt expense	$185	$211	$266	$279
      The net non-cash activity reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.3% and 3.0% during the six months ended January 31, 2006 and 2005, respectively.

F.	Supplemental financial statement information
      Inventories consist of:

	January 31,	July 31,
	2006	2005

Propane gas and related products	$111,898	$70,380
Appliances, parts and supplies	26,369	27,363

	$138,267	$97,743

      In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 18 months. As of January 31, 2006, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 4.2 million gallons of propane at a fixed price.
      Goodwill and intangible assets, net consist of:

	January 31, 2006			July 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

GOODWILL, NET	$233,805	—	$233,805	$234,142	—	$234,142
INTANGIBLE ASSETS, NET
Amortized intangible asset
Customer lists	$343,991	$(163,644)	$180,347	$335,557	$(155,281)	$180,276
Non-compete agreements	36,126	(24,641)	11,485	34,270	(21,803)	12,467
Other	5,303	(1,709)	3,594	5,470	(2,010)	3,460

	385,420	(189,994)	195,426	375,297	(179,094)	196,203
Unamortized intangible assets
Tradenames & trademarks	59,048	—	59,048	59,074	—	59,074

Total intangibles assets, net	$444,468	$(189,994)	$254,474	$434,371	$(179,094)	$255,277

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Aggregate amortization expense	$5,687	$5,530	$11,121	$11,301
      Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2006	$11,039
2007	21,049
2008	19,120
2009	18,063
2010	16,984
      Loss on disposal of assets and other consists of:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Loss (gain) on disposal of assets	$(1,444)	$618	$(1,031)	$1,427
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,556	1,752	5,384	2,570
Service income related to the accounts receivable securitization	(1,071)	(553)	(1,716)	(924)

	$1,041	$1,817	$2,637	$3,073

      Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Operating expense	$42,730	$41,381	$74,492	$73,592
Depreciation and amortization expense	1,467	1,609	2,959	3,310
Equipment lease expense	4,526	5,558	9,691	11,442

	$48,723	$48,548	$87,142	$88,344

      Other current liabilities consist of:

	January 31,	July 31,
	2006	2005

Accrued interest	$21,424	$21,332
Accrued payroll	15,164	13,816
Accrued insurance	9,178	8,627
Other	24,315	24,513

	$70,081	$68,288

G.	Contingencies
      Ferrellgas L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On December 14, 2005 and September 14, 2005, Ferrellgas, L.P. paid cash distributions of $30.7 million and $42.7 million, respectively. On February 28, 2006, Ferrellgas L.P. declared cash distributions of $30.8 million that are expected to be paid on March 17, 2006.

I.	Transactions with related parties

Reimbursable costs
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

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Reimbursable costs	$59,134	$57,214	$114,450	$107,245

Partnership distributions
      Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $72.6 million and $0.8 million, respectively, during the six months ended January 31, 2006. On February 28, 2006, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $30.5 million and $0.3 million, respectively, that are expected to be paid on March 17, 2006.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Net disbursements	$—	$(76)	$—	$(2,699)
Receipts from providing accounting services	10	10	20	20
      These net purchases, sales and commodity derivative transactions with Ferrell International were classified as cost of product sold — propane and other gas liquids sales on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International at January 31, 2006.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	January 31,	July 31,
	2006	2005

ASSETS
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	1,345	1,345
Accumulated deficit	(1,345)	(1,345)

Total stockholder’s equity	$1,000	$1,000

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

General and administrative expense	$—	$—	$—	$—
Net loss	$—	$—	$—	$—

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the Six Months
	Ended January 31,

	2006	2005

Cash flows from operating activities:
Net loss	$—	$—

Cash used in operating activities	—	—

Cash flows from financing activities:
Capital contribution	—	—

Cash provided by financing activities	—	—

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
NOTE TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2006
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
      The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there exist two material differences between Ferrellgas Partners and the operating partnership. Those two material differences are:

•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units in several transactions during fiscal 2005 and 2006
      For a detailed description of risks that may affect our business, please see the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/ A entitled “Item 1. Business — Risk factors.”
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
      Some of our forward-looking statements include the following:

•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	the expectation that revenues — propane and other gas liquids sales, cost of product sold — propane and other gas liquids sales, gross profit, operating income and net earnings will increase during the remainder of fiscal 2006.
      These forward-looking statements can also be found in the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/ A entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering any forward-looking statement, you should also keep in mind the risk factors set forth in the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/ A entitled “Item 1. Business — Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.
      Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this quarterly report.
      In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/ A entitled “Item 1. Business — Risk Factors — Tax Risks — The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders.”
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

Three Months Ended January 31, 2006 Compared to January 31, 2005

			Favorable
			(Unfavorable)
Three Months Ended January 31,	2006	2005	Variance

	(amounts in thousands)
Propane sales volumes (gallons)	283,292	331,461	(48,169)	(15)%
Propane and other gas liquids sales	$580,381	$574,875	5,506	1%
Gross profit from propane and other gas liquids sales	194,766	194,535	231	—
Operating income	80,127	77,008	3,119	4%
Interest expense	21,240	23,196	1,956	8%
      Propane sales volumes during the three months ended January 31, 2006 decreased 48.2 million gallons compared to the prior year period. The decrease in propane sales volumes was primarily due to warmer than normal temperatures and customer conservation caused by higher commodity prices, partially offset by continued tank exchange gallon growth. Heating degree days as reported by the NOAA were 13% warmer than normal during the three months ended January 31, 2006 and were 7% warmer than normal during the three months ended January 31, 2005. The month of January 2006 was the warmest January on record according to NOAA and resulted in heating degree days that were 29% warmer than normal. Over 70% of the decreased propane sales volumes during three months ended January 31, 2006 occurred during the month of January primarily as a result of the unusually warm temperatures.
      Propane and other gas liquids sales and the related cost of product sold increased due to the effect of a significant increase in the wholesale cost of propane during the three months ended January 31, 2006 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu,

Texas, averaged $1.02 per gallon during the three months ended January 31, 2006 compared to an average price of $0.79 per gallon in the prior year period. Other major supply points in the United States also experienced significant increases.
      Propane and other gas liquids sales increased $5.5 million compared to the prior year period. Propane and other gas liquids sales increased by approximately $89.7 million primarily due to the effect of the significant increase in the underlying wholesale cost per gallon of propane on our sales price per gallon, as discussed above. This increase was almost entirely offset by the impact from decreased propane sales volumes, as discussed above.
      Gross profit from propane and other gas liquids sales were consistent with the prior year period. Increases in gross profit caused primarily by higher average propane margins per gallon and the continued growth in tank exchange volumes were offset by the impact from decreased propane sales volumes, as discussed above. The increased propane margins per gallon occurred primarily as a result of enhanced controls over pricing attributable to our new technology platform completed during the first month of fiscal 2006.
      Operating income increased $3.1 million compared to the prior year period. Margins related to other revenues increased $3.3 million and operating expense decreased by $0.8 million, as the anticipated savings from our new technology platform were offset by increased variable expenses, including vehicle fuel costs and the continued growth in tank exchange volumes. Equipment lease expense increased $1.1 million primarily due to additional computer leases related to the operation of our new technology platform mentioned above.
      Interest expense decreased $2.0 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Interest expense of the operating partnership
      Interest expense decreased $1.9 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Six Months Ended January 31, 2006 Compared to January 31, 2005

			Favorable
			(Unfavorable)
Six Months Ended January 31,	2006	2005	Variance

	(Amounts in thousands)
Propane sales volumes (gallons)	450,699	516,160	(65,461)	(13)%
Propane and other gas liquids sales	$933,799	$887,897	45,902	5%
Gross profit from propane and other gas liquids sales	302,537	288,051	14,486	5%
Operating income	74,655	62,059	12,596	20%
Interest expense	42,115	46,059	3,944	9%
      Propane sales volumes during the six months ended January 31, 2006 decreased 65.5 million gallons compared to the prior year period. The decrease in propane sales volumes was primarily due to warmer than normal temperatures, customer conservation caused by higher commodity prices, fewer agriculture related-gallons sold during the fall offset somewhat by increased tank exchange gallon growth. In addition, some of the decreased propane sales volumes related to the elimination of some past inefficient propane deliveries given the improved demand forecasting capabilities available with our new technology platform, partially offset by continued tank exchange gallon growth. Heating degree days as reported by the NOAA were 13% warmer than normal during the six months ended January 31, 2006 and were 8% warmer than normal during the six months ended January 31, 2005. The month of January 2006 was the warmest January on recording according to NOAA and resulted in heating degree days that were 29% warmer than normal.
      Propane and other gas liquids sales and the related cost of product sold increased due to the effect of a significant increase in the wholesale cost of propane during the six months ended January 31, 2006 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $1.04 per gallon during the six months ended January 31, 2006 compared to an average price of $0.82 per gallon in the prior year period. Other major supply points in the United States also experienced significant increases.
      Propane and other gas liquids sales increased $45.9 million compared to the prior year period. Propane and other gas liquids sales increased by approximately $149.7 million primarily due to the effect of the significant increase in the wholesale cost per gallon of propane on our sales price per gallon, as discussed above. This increase was partially offset by the impact from decreased propane sales volumes, as discussed above.
      Gross profit from propane and other gas liquids sales increased $14.5 million compared to the prior year period. The increase in gross profit was primarily due to higher average propane margins per gallon provided by enhanced controls over pricing attributable to our new technology platform completed during the first month of fiscal 2006 and the continued growth in tank exchange volumes. This increase in gross profit was partially offset by the impact from decreased propane sales volumes, as discussed above. Also contributing to the increased gross profit was the prior year period’s $5.1 million negative contribution to gross profit in the first half of fiscal 2005 related to risk management trading activities that was not repeated in the first half of fiscal 2006.
      Operating income increased $12.6 million compared to the prior year period primarily due to the previously mentioned increase in gross profit, a $4.1 million increase in margin related to other revenue, partially offset primarily by a $2.3 million increase in equipment lease expense and a $2.1 million increase in depreciation and amortization expense. Equipment lease expense increased primarily due to additional computer leases related to the operation of our new technology platform discussed above. Depreciation and amortization expense increased primarily due to the addition of assets related to retail propane acquisitions completed during the twelve months ended January 31, 2006.
      Interest expense decreased $3.9 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Interest expense of the operating partnership
      Interest expense decreased $3.8 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Discontinued operations
      During fiscal 2005, we announced the closing of the sale of certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah. The proceeds from this sale were used to retire a portion of our long-term debt including accrued interest and repay a portion of our borrowings outstanding on our bank credit facility. We consider the sale of these assets to be discontinued operations. Therefore, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported results of operations from these assets as discontinued operations for all periods presented on the condensed consolidated statements of earnings. See Note D — Discontinued operations — to our condensed consolidated financial statements for further discussion about the sale of these assets. Operating results of discontinued operations are as follows:

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Total revenues	$—	$34,417	$—	$50,333
Cost of product sold (exclusive of depreciation, shown with amortization below):
Propane and other gas liquids sales	—	29,894	—	43,178

Gross profit	—	4,523	—	7,155
Operating expense	—	583	—	1,151
Depreciation and amortization expense	—	301	—	556
Equipment lease expense	—	6	—	12

Earnings before income taxes, minority interest and discontinued operations	—	3,633	—	5,436
Minority interest	—	37	—	55

Earnings from discontinued operations	$—	$3,596	$—	$5,381

Unit and stock-based compensation
      On August 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires that the cost from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. We adopted this standard using the modified prospective application method which resulted in a non-cash compensation charge of $0.2 million and $1.0 million to operating expense and general and administrative expense, respectively, for the six months ended January 31, 2006. See Note C — Unit and stock-based compensation  — to our condensed consolidated financial statements for further discussion about the related unit and stock-option plans and the implementation of this standard.
Forward-looking statements
      We expect increases during the remainder of fiscal 2006 for revenue — propane and other gas liquids sales, cost of product sold — propane and other gas liquids sales, gross profit, operating income and net earnings as compared to the same period during fiscal 2005 due to:

•	our assumption that fiscal 2006 average propane prices will continue to be higher than those in fiscal 2005;

•	our assumption that heating degree days will return to normal in the third quarter of fiscal 2006; and

•	our assumption that interest rates will remain relatively stable during the remainder of fiscal 2006.

We expect decreases during the remainder of fiscal 2006 for operating expense and general and administrative expense and an increase in gross profit as compared to the same period during fiscal 2005 due to cost savings and other benefits related to the full deployment of our technology platform completed during the first month of fiscal 2006.
Liquidity and Capital Resources

General
      Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 expected to be paid on March 17, 2006 to all common units that were outstanding on March 10, 2006, represents the forty-sixth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.
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
      Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8 3/4% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8 3/4% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating. As of January 31, 2006, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2006 and in fiscal 2007. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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
      We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities — Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.
      Immediately after the filing of this Quarterly Report on Form 10-Q, Ferrellgas Partners expects to file the following with the SEC:

•	a shelf registration statement for the periodic sale of common units, debt securities and/or other securities, which will be effective immediately upon filing; Ferrellgas Partners Finance Corp. may be the co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	a shelf registration statement for the periodic sale of up to $75.0 million of common units in connection with Ferrellgas Partners’ proposed direct investment plan, which will be put into effect upon declaration of effectiveness of this registration statement by the SEC; and

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions, which will be available upon declaration of effectiveness of this registration statement by the SEC.
Operating Activities
      Net cash provided by operating activities was $67.3 million for the six months ended January 31, 2006, compared to net cash provided by operating activities of $41.2 million for the prior year period. This increase in cash provided by operating activities is primarily due to a $26.0 million decrease in cash outflows used to fund working capital requirements. This decrease in cash outflow to fund working capital is primarily due to the timing of collection of accounts receivable, increased wholesale propane prices and partially offset by the timing of inventory purchases. This increase in cash provided by operating activities was partially offset by a $15.4 million decrease in cash inflows from the utilization of our accounts receivable securitization facility.

Accounts receivable securitization
      Cash flows from our accounts receivable securitization facility decreased $15.4 million. We received net funding of $89.0 million from this facility during the six months ended January 31, 2006 as compared to $104.4 million in the prior year period.
      Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities — Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows us to sell between $70.0 million and $160.0 million of accounts receivable, depending on the time of the year and available undivided interests in our accounts receivable from certain customers. We renewed this facility effective June 7, 2005, for a 364-day commitment with JP Morgan Chase Bank, N.A. We generally increase our use of the accounts receivable securitization facility during the winter heating season when our working capital needs and our accounts receivable balances increase significantly. At January 31, 2006, we had funding outstanding of $193.7 million and we had the ability to transfer, at our option, an additional $6.3 million of our trade accounts receivable to the accounts receivable securitization facility. The renewal of the facility provided us with the ability to transfer increased amounts of accounts receivable during the fiscal 2006 winter heating season. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” this transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership
      Net cash provided by operating activities was $79.1 million for the six months ended January 31, 2006, compared to net cash provided by operating activities of $52.9 million for the prior year period. This increase in cash provided by operating activities is primarily due to a $25.7 million decrease in cash outflows used to fund working capital requirements. This decrease in cash outflow to fund working capital is primarily due to the timing of collection of accounts receivable, and increased wholesale propane prices and partially offset by the timing of inventory purchases.
Investing Activities
      During the six months ended January 31, 2006, net cash used in investing activities was $11.2 million, compared to $40.0 million used in investing activities for the prior year period. This decrease in cash used in investing activities is primarily due to reduced acquisition activity and capital expenditures during fiscal 2006 in addition to an increase in the proceeds from sale of assets.

Acquisition
      During the six months ended January 31, 2006, we used $10.9 million in cash, $5.2 of common unit issuances and $2.1 million of debt and other consideration for the acquisition of three propane businesses as compared to $20.1 million in cash, $7.0 million of common unit issuances and $2.7 million of debt and other consideration in the prior year period.

Capital expenditures
      We made cash capital expenditures of $12.5 million during the six months ended January 31, 2006 as compared to $22.2 million in the prior year period primarily due to decreased capital expenditures required for our technology platform and lower maintenance capital expenditures. Capital expenditures during the six months ended January 31, 2006 consisted primarily of expenditures for distribution of propane by portable tank exchange, customer storage, and vehicle replacement and betterment.
Financing Activities
      During the six months ended January 31, 2006, net cash used in financing activities was $46.3 million compared to net cash provided by financing activities of $14.8 million for the prior year period. This decrease in cash provided by financing activities was primarily due to decreased borrowings from our $330.0 million bank credit facility compared to borrowings in the prior year period.

Distributions
      Ferrellgas Partners paid the minimum quarterly distribution on all common units, as well as the related general partner distributions, totaling $60.9 million during the six months ended January 31, 2006 in connection with the distributions declared for the three months ended July 31 and October 31, 2005. The minimum quarterly distribution on all common units and the related general partner distributions for the three months ended January 31, 2006 of $30.5 million are expected to be paid on March 17, 2006 to holders of record on March 10, 2006.

Bank credit facility
      At January 31, 2006, $34.8 million of borrowings and $56.7 million of letters of credit were outstanding under our unsecured $330.0 million bank credit facility, which will mature on April 22, 2010. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, and to a lesser extent, risk management activities and product purchases. At January 31, 2006, we had $238.5 million available for working capital, acquisition, capital expenditure and general partnership purposes under our $330.0 million bank credit facility.
      All borrowings under our $330.0 million bank credit facility bear interest, at our option, at a rate equal to either:

•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of January 31, 2006, the federal funds rate and Bank of America’s prime rate were 4.47% and 7.50%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of January 31, 2006, the one-month and three-month Eurodollar Rate was 4.56% and 4.67%, respectively).
      In addition, an annual commitment fee is payable on the daily unused portion of our $330.0 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of January 31, 2006, the commitment fee per annum rate was 0.500%).
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

Distributions
      The operating partnership paid cash distributions of $73.4 million during the six months ended January 31, 2006. The operating partnership expects to make cash distributions of $30.8 million on March 17, 2006.
Disclosures about Risk Management Activities Accounted for at Fair Value
      The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the six months ended January 31, 2006:

	For the Three	For the Six
	Months Ended	Months Ended
	January 31, 2006	January 31, 2006

	(Amounts in thousands)
Net fair value of contracts outstanding at the beginning of the period	$77	$116
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(77)	(116)

Unrealized gains in fair value of contracts outstanding at end of period	$—	$—

      See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
Disclosures about Effects of Transactions with Related Parties
      We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $114.5 million for the six months ended January 31, 2006, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.
      Ferrell Companies is the sole shareholder of our general partner and owns 18.2 million of our common units. FCI Trading Corp. (“FCI Trading”) is wholly-owned by Ferrell Companies and owns 0.2 million of our common units. Ferrell Propane, Inc. (“Ferrell Propane”) is wholly-owned by our general partner and owns 51 thousand common units. Through Ferrell Companies’ control of FCI Trading and Ferrell Propane, Ferrell Companies beneficially owns 18.4 million common units. James E. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, beneficially owns 4.2 million common units of Ferrellgas Partners.
      During the six months ended January 31, 2006, Ferrellgas Partners paid common unit distributions of $18.2 million, $0.2 million, $0.1 million and $4.2 million to Ferrell Companies, FCI Trading, Ferrell Propane and Mr. Ferrell, respectively, in connection with the distributions declared by Ferrellgas Partners for the three months ended July 31 and October 31, 2005. Also during the six months ended January 31, 2006, Ferrellgas Partners paid the general partner distributions of $0.6 million for the three months ended July 31 and October 31, 2005.
      Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. During the prior year period, we entered into transactions with Ferrell International in connection with our risk management activities and did so at market prices in accordance with our affiliate trading policy approved by our general partner’s Board of Directors. These transactions included forward, option and swap contracts and were all reviewed for compliance with the policy. During the six months ended January 31, 2006, we did not recognize any transactions for sales, purchases or commodity derivatives with Ferrell International. We provide limited accounting services to Ferrell International. During the six months ended January 31, 2006, we recognized net receipts from providing limited accounting services of $20 thousand. There were no amounts due from or due to Ferrell International at January 31, 2006.
      See “Financing Activities” for additional information regarding transactions with related parties.
      We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.
      We have had no material changes in our contractual obligations since our disclosure in our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/ A.
      See Note B — Summary of significant accounting policies — in our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.
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
      Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold — propane and other gas liquids sales. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of gross profit found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” as risk management trading activities and are accounted for at fair value.
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
      Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2006, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities were estimated at $0.2 million for risk management activities as of January 31, 2006. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
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
      At January 31, 2006, we had $34.8 million in variable rate bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facility would result in a loss in future earnings of $0.3 million for the twelve months ending January 31, 2007. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4.	CONTROLS AND PROCEDURES
      An evaluation was performed by our management, with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(c) or 15d-15(e) under the Exchange Act, were designed to be and were adequate and effective as of January 31, 2006.
      Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

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

ITEM 1A.	RISK FACTORS
      There have been no material changes from the risk factors as previously disclosed in the registrants’ Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/ A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

November 18, 2005
      On November 18, 2005, Ferrellgas Partners, L.P. issued an aggregate of 184,154 common units representing limited partner interests to a North Carolina corporation pursuant to a Purchase and Non-Competition Agreement among Ferrellgas, L.P., the North Carolina corporation, its sole shareholder and certain other parties named therein. In exchange for the issuance of common units and other consideration, Ferrellgas, L.P. received assets and other consideration valued at approximately $4.9 million. The common units issued in the private placement were issued in reliance upon and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

December 6, 2005
      On December 6, 2005, Ferrellgas Partners, L.P. issued 59,866 common units representing limited partner interests to a New York corporation pursuant to a Purchase and Non-Competition Agreement among Ferrellgas, L.P., the New York corporation and certain other parties named therein. In exchange for the issuance of common units and other consideration, Ferrellgas, L.P. received assets and other consideration valued at approximately $1.6 million. The common units issued in the private placement were issued in reliance upon and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5.	OTHER INFORMATION
      None.

ITEM 6.	EXHIBITS
      The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number	Description

2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.
3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.
3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.
3.4	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.5	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.6	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.
3.7	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
3.8	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).
4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.
4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.
4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

Exhibit
Number	Description

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.
4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.
4.10	Representations Agreement dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.
4.11	First Amendment to Representations Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.
10.1	Fourth Amended and Restated Credit Agreement dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.
10.2	First Amendment to the Fourth Amended and Restated Credit Agreement dated as of March 9, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed April 2, 2004.
10.3	Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of September 3, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 13, 2004.
10.4	Third Amendment to the Fourth Amended and Restated Credit Agreement dated October 26, 2004, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 5, 2004.
10.5	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.6	Receivable Interest Sale Agreement dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.
10.7	First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.8	Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 45, 2004.
10.9	Amendment No. 3 to the Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

Exhibit
Number		Description

10.10		Receivables Purchase Agreement dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.
10.11		First Amendment to the Receivables Purchase Agreement dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.12		Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.
10.13		Third Amendment to the Receivables Purchase Agreement dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.
10.14		Fourth Amendment to the Receivables Purchase Agreement dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.
10.15		Fifth Amendment to the Receivables Purchase Agreement dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.
10.16		Sixth Amendment to the Receivables Purchase Agreement dated as of June 7, 2005, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.17		Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.
10.18		First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.
10.19		Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.
10.20		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.
10.21		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.
#10	.22	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

Exhibit
Number		Description

#10	.23	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#10	.24	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.25	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#10	.26	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.27	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.
#*10	.28	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc.
10.29		Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.
*31	.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32	.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*32	.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)
Date: March 10, 2006

By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.
Date: March 10, 2006

By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)
Date: March 10, 2006

By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.
Date: March 10, 2006

By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.
3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.
3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.
3.4	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.5	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.6	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.
3.7	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
3.8	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).
4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.
4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.
4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.
4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

Exhibit
Number	Description

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.
4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.
4.10	Representations Agreement dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.
4.11	First Amendment to Representations Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.
10.1	Fourth Amended and Restated Credit Agreement dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.
10.2	First Amendment to the Fourth Amended and Restated Credit Agreement dated as of March 9, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed April 2, 2004.
10.3	Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of September 3, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 13, 2004.
10.4	Third Amendment to the Fourth Amended and Restated Credit Agreement dated October 26, 2004, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 5, 2004.
10.5	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.6	Receivable Interest Sale Agreement dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.
10.7	First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.8	Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 45, 2004.
10.9	Amendment No. 3 to the Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.10	Receivables Purchase Agreement dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.

Exhibit
Number		Description

10.11		First Amendment to the Receivables Purchase Agreement dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.12		Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.
10.13		Third Amendment to the Receivables Purchase Agreement dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.
10.14		Fourth Amendment to the Receivables Purchase Agreement dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.
10.15		Fifth Amendment to the Receivables Purchase Agreement dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.
10.16		Sixth Amendment to the Receivables Purchase Agreement dated as of June 7, 2005, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.17		Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.
10.18		First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.
10.19		Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.
10.20		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.
10.21		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.
#10	.22	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.
#10	.23	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#10	.24	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.25	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

Exhibit
Number		Description

#10	.26	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.27	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.
#*10	.28	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc.
10.29		Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.
*31	.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32	.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*32	.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.