Form 10-K
period 2006-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2006-10-12
CIK 922358, 922359, 922360, 1012493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183

Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.
(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware	43-1698480 43-1742520 43-1698481 14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)
7500 College Boulevard, Suite 1000, Overland Park, Kansas (Address of principal executive office)	66210 (Zip Code)

Registrants’ telephone number, including area code:
(913) 661-1500

Securities registered pursuant to Section 12(b) of the Act:

Common Units of Ferrellgas Partners, L.P.	New York Stock Exchange

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Limited Partner Interests of Ferrellgas, L.P.

Common Stock of Ferrellgas Finance Corp.

Title of class

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Ferrellgas Partners, L.P.:  Yes ☑     No ☐

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and
Ferrellgas Finance Corp.:  Yes ☐     No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Ferrellgas Partners, L.P.:
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.:
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☑     No ☐

The aggregate market value as of January 31, 2006, of Ferrellgas Partners, L.P.’s Common Units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $801,407,000. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2006, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	62,847,113	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

2006 FORM 10-K ANNUAL REPORT

		Page

PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	31
ITEM 2.	PROPERTIES	31
ITEM 3.	LEGAL PROCEEDINGS	32
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

PART II
ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	32
ITEM 6.	SELECTED FINANCIAL DATA	34
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	54
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	54
ITEM 9A.	CONTROLS AND PROCEDURES	54
ITEM 9B.	OTHER INFORMATION	58

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS	58
ITEM 11.	EXECUTIVE COMPENSATION	62
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	66
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	69
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	70

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	70
Third Amendment to Fourth Amended Agreement of Limited Partnership
Lender Addendum
Commitment Increase Agreement
Amendment No.2 to Amended and Restated Receivable Interest Sale Agreement
Change in Control Agreement - Stephen L. Wambold
Change in Control Agreement - Eugene D. Caresia
Change in Control Agreement - M. Kevin Dobbins
Change in Control Agreement - Kevin T. Kelly
Change in Control Agreement - Brian J. Kline
Change in Control Agreement - George L. Koloroutis
Change in Control Agreement - Patrick J. Walsh
Change in Control Agreement - James E. Ferrell
Change in Control Agreement - Tod D. Brown
List of subsidiaries
Consent of Deloitte & Touche, LLP
Consent of Deloitte & Touche, LLP
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

In this Annual Report on Form 10-K, unless the context indicates otherwise:

•	“us,” “we,” “our,” or “ours,” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units” or “senior units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P.; together with its consolidated subsidiaries, including Ferrellgas Finance Corp.

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors or marketers;

•	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of bulk propane sold to our wholesale customers and other bulk propane distributors or marketers; and

•	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

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

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, Inc., beneficially owns approximately 32% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

We file annual, quarterly, and other reports and other information with the SEC. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at, 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

General

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest marketer of propane in the United States, including the largest national provider of propane by portable tank exchange, as measured by our propane sales volumes in fiscal 2006.

We serve more than one million residential, industrial/commercial, portable tank exchange, agricultural, and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Our propane distribution business consists principally of transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Our portable tank exchange operations, nationally branded under the name Blue Rhino, are conducted through a network of independent and partnership-owned distribution outlets.

In the residential and industrial/commercial markets, propane is primarily used for space heating, water heating and cooking. In the portable tank exchange market, propane is used primarily for outdoor cooking using gas grills. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.

In our past three fiscal years, we reported annual propane sales volumes of:

Fiscal Year Ended	Propane Sales Volumes
(In millions)

July 31, 2006	809
July 31, 2005	898
July 31, 2004	874

The decrease in propane sales volumes in fiscal 2006 as compared to fiscal 2005 was primarily due to customer conservation caused by higher commodity prices and warmer than normal temperatures. This decrease was partially offset by gallons acquired through acquisitions completed during fiscal 2005 and 2006, and continued tank exchange gallon growth. National average heating season temperatures (November through March), as reported by the National Oceanic and Atmospheric Administration, were 11% warmer than normal during fiscal 2006 as compared to temperatures that were 6% warmer than normal in fiscal 2005.

Our History

We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane distributor in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired approximately 166 propane distributors. As of July 31, 2006, we distribute product to our propane customers from 846 propane distribution locations. See Item 2. “Properties” for more information about our propane distribution locations.

On April 20, 2004, an affiliate of our general partner acquired all of the outstanding common stock of Blue Rhino Corporation in an all cash merger, after which it converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC. On April 21, 2004, this affiliate contributed Blue Rhino LLC to our operating partnership, through a series of transactions. Blue Rhino LLC was thereafter merged with and into our operating partnership. As a result of this contribution, we have become the largest national provider of propane by portable tank exchange as well as a leading supplier of related propane and non-propane products to consumers through many of the nation’s largest retailers. This contribution expanded our operations to all 50 states, the District of Columbia, Puerto Rico and Canada.

In July, 2005 we completed the sale of certain non-strategic storage and terminal assets of our operating partnership to an unrelated third party. These assets were sold for $144.0 million in cash, plus a post-closing payment for, among other things, accounts receivable and inventory. The operating partnership used the proceeds from this sale to retire a series of maturing fixed rate senior notes totaling $109.0 million, plus accrued interest. The remainder of the sale proceeds was used to reduce borrowings outstanding under our operating partnership’s bank credit facility. We recorded a gain in fiscal 2005 of approximately $97.0 million related to the sale of these operations. The assets, liabilities and results of these operations have been classified as discontinued operations in our consolidated financial statements. See Note E — Discontinued operations — of our consolidated financial statements for a further discussion.

Business Strategy

Our business strategy is to:

•	achieve operating efficiencies through the utilization of our technology platforms;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interest with our investors through significant employee ownership.

Achieving operating efficiencies through the utilization of our technology platforms.

We developed and deployed a new technology platform to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. We incurred capital expenditures of $64.8 million during the last five fiscal years related to the development and deployment of this technology initiative, including the purchase of computer hardware and software and the development of new software. These capital expenditures were funded primarily from net cash provided by operating activities.

During fiscal 2002 and 2003, we conducted pilot programs of this new technology initiative in limited geographic regions. In fiscal 2004, we began the full deployment of this new technology initiative to our retail propane distribution locations. Approximately one-third of this deployment was completed by the end of fiscal 2004 with the remainder completed in fiscal 2005 and the first month of fiscal 2006. We now operate virtually all of our retail propane distribution locations on this new technology platform.

Our new technology initiative has improved the routing and scheduling of our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. During fiscal 2006, the deployment of this new technology platform has allowed us to improve propane margins per gallon as a result of the enhanced controls over pricing attributable to this initiative. We also decreased certain operating expenses primarily due to personnel savings related to the deployment of this technology platform.

Capitalizing on our national presence and economies of scale.

We believe our national presence of 846 propane distribution locations in the United States as of July 31, 2006 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

•	product procurement;

•	transportation;

•	fleet purchases;

•	propane customer administration; and

•	general administration.

We believe that our national presence allows us to be one of the few propane distributors that can competitively serve commercial customers and portable tank exchange customers on a nationwide basis, including the ability to serve such propane customers through leading home-improvement centers, mass merchants, hardware, grocery and convenience stores. In addition, we believe that our national presence provides us opportunities to make acquisitions of other propane distribution companies that overlap with our existing operations, providing economies of scale and significant cost savings in these markets.

Additionally, we believe our recent, significant investments in technology give us a competitive advantage to operate more efficiently and effectively at a lower cost compared to most of our competitors. We do not believe that many of our competitors will be able to justify similar investments in the near term. Our technology advantage has resulted from significant investments made in our new retail propane distribution operating platform together with our state-of-the-art tank exchange operating platform. We believe that similar investments in technology require both a large scale and a national presence, such as ours, in order to generate sustainable operational savings to produce a sufficient return on investment. For this reason, we believe these two technology platforms provide us with an on-going competitive advantage.

Expanding our operations through disciplined acquisitions and internal growth.

We expect to continue the expansion of our propane customer base through the acquisition of other propane distributors. We intend to concentrate on acquisition activities in geographical areas adjacent to our existing operations, and on a selected basis in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing propane operations to provide an attractive return on investment after taking into account the economies of scale and cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of the businesses we acquire by integrating them into our established national organization and leveraging our new state-of-the-art technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of acquired operations provide us a distinct competitive advantage and better analysis as we consider future acquisition opportunities.

We believe that we are positioned to successfully compete for growth opportunities within our existing operating regions. Our efforts will be focused on adding density to our existing customer base, providing propane and complementary services to national accounts and other product offerings to existing customer relationships. We also intend to expand our propane distribution operations in fiscal 2007 into several areas to which we have not historically provided propane service. This continued expansion will give us new growth opportunities by leveraging the capabilities of our new operating platforms.

Aligning employee interests with our investors through significant employee ownership.

In 1998, we established an employee benefit plan that we believe aligns the interests of our employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, our employees beneficially own approximately 32% of our outstanding common units, allowing them to participate directly in our overall success. This plan is unique in the propane distribution industry and we believe that the entrepreneurial culture fostered by employee-ownership provides us with another distinct competitive advantage.

Distribution of Propane and Related Equipment and Supplies

Our propane distribution business consists principally of transporting propane purchased from third parties to our propane distribution locations and then to tanks on customers’ premises and to portable propane tanks. Our market areas for our residential and agricultural customers are generally rural, but also include urban areas for industrial applications. Our market area for our industrial/commercial and portable tank exchange customers is generally urban. We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;

•	our employee training and safety programs;

•	our enhanced customer service, facilitated by our new technology platform and our nationwide 24 hour/seven days a week retail customer call support capabilities; and

•	our national distributor network for our commercial and portable tank exchange customers.

The distribution of propane to residential customers generally involves large numbers of small volume deliveries averaging approximately 200 gallons each. Our retail deliveries of propane are typically transported from our retail propane distribution locations to our customers by our fleet of bulk delivery trucks, which are generally fitted with a 3,000 gallon tank. Propane storage tanks located on our customers’ premises are then filled from these bulk delivery trucks. We also deliver propane to our industrial/commercial and portable tank exchange customers using our fleet of portable tank and portable tank exchange delivery trucks, truck tractors and portable tank exchange delivery trailers.

A substantial majority of our gross profit is derived from the distribution and sale of propane and related risk management activities. Gross profit from our propane distribution operations is derived primarily from five customer groups:

•	residential;

•	industrial/commercial;

•	portable tank exchange;

•	agricultural; and

•	other.

Our gross profit from the distribution of propane is primarily based on margins; the cents-per-gallon difference between our costs to purchase and distribute propane and the sale price we charge our customers. Our residential customers and portable tank exchange customers typically provide us a greater cent per gallon margin than our industrial/commercial, agricultural and other customers. Should wholesale propane prices decline in the future, our cent-per-gallon margin on the distribution of propane to our customers should increase in the short-term because customer prices have tended to change less rapidly than wholesale prices. Likewise, should the wholesale cost of propane continue to increase, our cent-per-gallon margin and profitability would likely be reduced, for the short-term, until customer prices could be increased.

Residential customers typically rent their storage tanks from their distributors. Approximately 75% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we generally lease tanks to independent distributors involved with our delivery of propane by portable tank exchange operations. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from our competitors.

Some of our retail propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products. We also sell gas grills, patio heaters, fireplaces, garden accessories, mosquito traps and other outdoor products through Blue Rhino Global Sourcing, LLC.

In fiscal 2006, no one customer accounted for 10% or more of our consolidated revenues.

Effect of Weather and Seasonality

Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the propane volumes sold for this purpose are directly affected by the severity of winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use.

The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, our sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March.

In addition, propane sales volume traditionally fluctuates from year to year in response to variations in weather, price and other factors. We believe that our broad geographic distribution helps us minimize exposure to regional weather and economic patterns. See additional information about how seasonality affects our debt to cash flow ratios and the payment of quarterly distributions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” During times of colder-than-normal winter weather, we have been able to take advantage of our large, efficient distribution network to avoid supply disruptions, thereby providing us a competitive advantage in the markets we serve.

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

Our risk management supply procurement and transportation activities overall objective is to to hedge exposures to product purchase price risk. These risk management activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price risk on sale commitments to our customers and payment commitments to independent distributors. These transactions are accounted for at fair value in other comprehensive income in the consolidated statement of partners capital.

Although not currently active, our risk management trading activities overall objective is to generate a profit which we then apply to offset our cost of product sold. When active, we purchase and sell derivatives to manage other risks associated with commodity prices. Our risk management trading activities utilize energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. Although these activities attempt to mitigate our commodity price risk, we do not attempt to qualify these transactions for hedge accounting treatment. These transactions are accounted for at fair value in our consolidated statements of earnings.

The results from our risk management activities are included in our discussions about our results of operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “Item 7A — Quantitative and Qualitative Disclosures about Market Risk.”

Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2006, British Petroleum (15%) and Enterprise Products, L.P. (13%) accounted for approximately 28% of our total propane purchases. However, because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane. No other single supplier accounted for more than 10% of our total propane purchases during fiscal 2006. If supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in cost of product sold in the consolidated statement of earnings.

A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter energy commodity forward and swap contracts that generally have terms of less than 24 months. We also use options and swaps to hedge a portion of our forecasted purchases for up to 24 months in the future.

We also incur risks related to the price and availability of propane during periods of much colder-than-normal weather, temporary supply shortages concentrated in certain geographic regions and commodity price distortions between geographic regions. We attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and propane distribution locations. The propane we sell to our customers is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to propane distribution locations or storage facilities by our leased railroad tank cars and our owned or leased highway transport trucks. We also use common carrier and owner-operated transport trucks during the peak delivery season in the winter months or to provide service in areas where economic considerations favor their use. We are also able to use a portion of our transport truck fleet during the spring and summer months to support propane sales volume related to our portable tank exchange customers.

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

Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in the parts of the country where propane is less expensive than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2006, we believe that we are the second largest marketer of propane in the United States and the largest national provider of propane by portable tank exchange.

Most of our retail propane distribution locations compete with three or more marketers or distributors, primarily on the basis of reliability of service and responsiveness to customer needs, safety and price. Each retail distribution outlet operates in its own competitive environment because propane marketers typically reside in close proximity to their customers to lower the cost of providing service.

Other Activities

Our other activities primarily include the following:

•	common carrier services;

•	wholesale marketing of propane appliances;

•	wholesale propane marketing and distribution;

•	the sale of refined fuels; and

•	the sale of carbon dioxide.

These activities comprised less than 10% of our total revenues in our fiscal 2006.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2006, our general partner had 3,669 full-time employees.

Our general partner employed its employees in the following areas:

Propane distribution locations	3,053
Risk management, transportation and wholesale	184
Centralized corporate functions	432

Total	3,669

Less than one percent of these employees are represented by an aggregate of five different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Governmental Regulation — Environmental and Safety Matters

Propane is not currently subject to any price or allocation regulation and has not been defined by any federal or state environment law as an environmentally hazardous substance.

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

With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of flammable materials and are administered by the United States Department of Transportation. The National Fire Protection Association Pamphlet No. 58 establishes a national standard for the safe handling and storage of propane. Those rules and procedures have been adopted by us and serve as the industry standard by the states in which we operate.

We believe that we are in material compliance with all governmental regulations and industry standards applicable to environmental and safety matters.

Trademarks and Service Marks

We market our goods and services under various trademarks and tradenames, which we own or have a right to use. Those trademarks and tradenames include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, Ferrellmeter and NRG Distributors. Our general partner has an option to purchase for a nominal value the tradenames “Ferrellgas” and “Ferrell North America” and the trademark “Ferrellmeter” that it contributed to us during 1994, if it is removed as our general partner other than “for cause.” If our general partner ceases to serve as our general partner for any reason other than “for cause,” it will have the option to purchase our other tradenames and trademarks from us for fair market value.

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks, service marks and patents are an important part of our consistent domestic and international growth in both tank exchange and outdoor living product categories. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Designtm, Grill Gas & Design®, A Better Waytm, Spark Something Fun®, America’s Choice for Grill Gas®, RhinoTUFF®, Tri-Safe®, Drop, Swap and Gotm, Rhino Powertm, Uniflame®, UniGrill®, Patriot®, Grill Aficionado®, Skeetervac®, Fine Tune®, Vac & Tac®, Wavedrawer®, It’s Your Backyard. Enjoy It More With Skeetervac®, Less Biting Insects. More Backyard Fun®, DuraClay®, Endless Summer® and Endless Summer Comfort®. In addition, we have patents issued for a Method for Reconditioning a Propane Gas Tank and an Overflow Protection Valve Assembly, which expire in 2017 and 2018, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents furthers our ability to cost-effectively service our customers and to maintain our competitive advantages.

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership are potentially able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B to Ferrellgas Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.

Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership are potentially able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B to Ferrellgas Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. is serving as a co-issuer and co-obligor.

Ferrellgas Receivables, LLC was organized in September 2000, and is a wholly-owned, unconsolidated qualifying special purpose entity and a subsidiary of the operating partnership. The operating partnership transfers interests in a pool of accounts receivable to Ferrellgas Receivables. Ferrellgas Receivables then sells the interests to commercial paper conduits of JPMorgan Chase Bank, N.A. and Fifth Third Bank. Ferrellgas Receivables does not conduct any other activities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the transactions with Ferrellgas Receivables are accounted for in our consolidated financial statements as sales of accounts receivable with the retention of an interest in transferred accounts receivable. The accounts receivable securitization facility is more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Operating Activities” and in Note H — Accounts receivable securitization — to our consolidated financial statements provided herein.

We also sell gas grills, patio heaters, fireplace and garden accessories, mosquito traps, and other outdoor products. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through Blue Rhino Global Sourcing, LLC and Uni Asia, Ltd., each taxable corporations that are wholly-owned subsidiaries of the operating partnership.

Blue Rhino Canada, Inc. is a taxable Delaware corporation through which we conduct our portable tank exchange in Canada and is a wholly-owned subsidiary of the operating partnership.

ITEM 1A.	RISK FACTORS.

Risks Inherent in the Distribution of Propane

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters and poor weather in the grilling season.

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2006, approximately 57% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

Our portable tank exchange operations experience higher volumes in the spring and summer, which includes the majority of the grilling season. Sustained periods of poor weather, particularly in the grilling season, can negatively affect our portable tank exchange revenues. In addition, poor weather may reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances thereby reducing demand for portable tank exchange as well as the demand for our outdoor products.

Hurricanes and other natural disasters could have a material adverse effect on our business, financial condition and results of operations.

Hurricanes can potentially destroy thousands of business structures and homes and, if occurring in the Gulf Coast region of the United States, could disrupt the supply chain for oil and gas products. Disruptions in supply could have a material adverse effect on our business, financial condition, results of operations and cash flow. Damages and higher prices caused by hurricanes and other natural disasters could have an adverse effect on our financial condition due to the impact on the financial condition of our customers.

The propane distribution business is highly competitive, which may negatively affect our sales volumes and/or our results of operations.

Our profitability is affected by the competition for customers among all of the participants in the propane distribution business. We compete with a number of large national and regional firms and several thousand small independent firms. Because of the relatively low barriers to entry into the propane market, there is the potential for small independent propane distributors, as well as other companies not previously engaged in propane distribution, to compete with us. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. Some of our competitors may have greater financial resources than we do. Should a competitor attempt to increase market share by reducing prices, our operating margins and customer base may be negatively impacted. Generally, warmer-than-normal weather and increasing fuel prices further intensifies competition. We believe that our ability to compete effectively depends on our service reliability, our responsiveness to customers, our ability to maintain competitive propane prices and control our operating expenses.

The propane distribution industry is a mature one, which may limit our growth.

The propane distribution industry is a mature one. We foresee only limited growth in total national demand for propane in the near future. Year-to-year industry volumes are primarily impacted by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the propane distribution industry is primarily dependent upon our ability to acquire other propane distributors, to integrate those acquisitions into our operations, and upon the success of our marketing efforts to acquire new customers. If we are unable to compete effectively in the propane distribution business, we may lose existing customers or fail to acquire new customers.

The propane distribution business faces competition from other energy sources, which may reduce the existing demand for our propane.

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, however, the gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets. We cannot predict the effect that the development of alternative energy sources might have on our operations.

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

Deteriorating regional and global economic conditions and the effects of ongoing military actions may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is most likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may:

•	impair our ability to effectively market or acquire propane; or

•	impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

Fuel prices are at relatively high levels and rising fuel prices may adversely affect our profits.

Fuel is a significant operating expense for us in connection with the delivery of propane to our customers. Rising fuel prices have resulted in increased transportation costs to us. The price and supply of fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, current fuel prices, and any increases in these prices, may adversely affect our profitability and competitiveness.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane by portable tank exchange operations may suffer. For fiscal 2006, Wal*Mart, Lowe’s, and Home Depot represented approximately 37%, 16% and 12% of our portable tank exchange’s net revenues, respectively. None of our significant retail accounts associated with our portable tank exchange operations are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane by portable tank exchange operations may suffer.

If the independently-owned distributors that some of our customers rely upon for the delivery of propane by portable tank exchange do not perform up to the expectations of such customers, if we encounter difficulties in managing the operations of these distributors or if we or these distributors are not able to manage growth effectively, our relationships with our customers may be adversely impacted and our delivery of propane by portable tank exchange may suffer.

We rely in part on independently-owned distributors to deliver our propane for a retailer’s portable tank exchange service. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service accounts. We exercise only limited influence over the resources that the independently-owned distributors devote to the delivery of propane by portable tank exchange. National retailers impose demanding service requirements on us, and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane by portable tank exchange at retail locations. The poor performance of a single distributor to a national retailer could jeopardize our entire relationship with that retailer and cause our delivery of propane by portable tank exchange to that particular retailer to suffer. In addition, the number of retail locations accepting delivery of our propane by portable tank exchange and, subsequently, the retailer’s corresponding sales have historically grown significantly along with the creation of our distributor network. Accordingly, our distributors must be able to adequately service an increasing number of retail accounts. If we or our independent distributors fail to manage growth effectively, our financial results from our delivery of propane by portable tank exchange may suffer.

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

We depend on particular management information systems to effectively manage all aspects of our delivery of propane.

We depend on our management information systems to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering propane on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key personnel and vendors. Any disruption in the operation of those management information systems, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key vendors or failure to continue to modify such systems effectively as our business expands could negatively affect our business.

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

Risks Inherent to Our Business

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

We have substantial indebtedness and other financial obligations. As of August 31, 2006:

•	we had total indebtedness of approximately $1,051.8 million;

•	Ferrellgas Partners had partners’ capital of approximately $262.6 million;

•	the operating partnership had availability under its bank credit facility of approximately $170.8 million; and

•	we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $117.3 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $27.5 million.

The operating partnership has issued notes with maturity dates ranging from fiscal 2008 to 2014, that bear interest at rates ranging from 6.75% to 8.87%. These notes do not contain any sinking fund provisions but do require annual aggregate principal payments, without premium, during the following fiscal years of approximately:

•	$90.0 million — 2008;

•	$52.0 million — 2009;

•	$73.0 million — 2010;

•	$82.0 million — 2011; and

•	$320.0 million — 2014.

Amounts outstanding under the operating partnership’s unsecured bank credit facility will be due on April 22, 2010. All of the indebtedness and other obligations described above are obligations of the operating partnership except for $268.0 million of senior debt due 2012 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp. This $268.0 million in principal amount of senior notes also contain no sinking fund provisions.

Subject to the restrictions governing the operating partnership’s indebtedness and other financial obligations and the indenture governing Ferrellgas Partners’ outstanding senior notes due 2012, we may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to any debt securities we may issue.

Our substantial indebtedness and other financial obligations could have important consequences to our security holders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our securities;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	result in higher interest expense in the event of increases in interest rates since some of our debt is, and will continue to be, at variable rates of interest;

•	impair our operating capacity and cash flows if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures and other general partnership requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

Ferrellgas Partners or the operating partnership may be unable to refinance their indebtedness or pay that indebtedness if it becomes due earlier than scheduled.

If Ferrellgas Partners or the operating partnership are unable to meet their debt service obligations or other financial obligations, they could be forced to:

•	restructure or refinance their indebtedness;

•	enter into other necessary financial transactions;

•	seek additional equity capital;

•	or sell their assets.

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

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness and other financial obligations contain, and any indenture that will govern debt securities issued by Ferrellgas Partners or the operating partnership may contain, various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things:

•	incur additional indebtedness;

•	make distributions to our unitholders;

•	purchase or redeem our outstanding equity interests or subordinated debt;

•	make specified investments;

•	create or incur liens;

•	sell assets;

•	engage in specified transactions with affiliates;

•	restrict the ability of our subsidiaries to make specified payments, loans, guarantees and transfers of assets or interests in assets;

•	engage in sale-leaseback transactions;

•	effect a merger or consolidation with or into other companies or a sale of all or substantially all of our properties or assets; and

•	engage in other lines of business.

These restrictions could limit the ability of Ferrellgas Partners, the operating partnership and our other subsidiaries:

•	to obtain future financings;

•	to make needed capital expenditures;

•	to withstand a future downturn in our business or the economy in general; or

•	to conduct operations or otherwise take advantage of business opportunities that may arise.

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

While we generally attempt to minimize our inventory risk by purchasing product on a short-term basis, we may purchase and store propane or other natural gas liquids depending on inventory and price outlooks. We may purchase large volumes of propane at the then current market price during periods of low demand and low prices, which generally occurs during the summer months. The market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. A portion of our inventory is purchased under supply contracts that typically have a one-year term and at a price that fluctuates based on the prevailing market prices. Our contracts with our independent portable tank exchange distributors provide for a portion of our payment to the distributor to be based upon a price that fluctuates based on the prevailing propane market prices. To limit our overall price risk, we may purchase and store physical product and enter into fixed price over-the-counter energy commodity forward contracts, swaps and options that have terms of up to 24 months. This strategy may not be effective in limiting our price risk if, for example, weather conditions significantly reduce customer demand, or market or weather conditions prevent the delivery of physical product during periods of peak demand, resulting in excess physical product after the end of the winter heating season and the expiration of related forward or option contracts.

Some of our sales are pursuant to commitments at fixed prices. To manage these commitments, we may purchase and store physical product and/or enter into fixed price-over-the-counter energy commodity forward contracts, swaps and options. We may enter into these agreements at volume levels that we believe are necessary to mitigate the price risk related to our anticipated sales volumes under the commitments. If the price of propane declines and our customers purchase less propane than we have purchased from our suppliers, we could incur losses when we sell the excess volumes. If the price of propane increases and our customers purchase more propane than we have purchased from our suppliers, we could incur losses when we are required to purchase additional propane to fulfill our customers’ orders. The risk management of our inventory and contracts for the future purchase of product could impair our profitability if the price of product changes in ways we do not anticipate.

We may also purchase and sell derivatives to manage other risks associated with commodity prices. Our risk management trading activities could use various types of energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. These risk management trading activities would be based on our management’s estimates of future events and prices and would be intended to generate a profit which we would then apply to reduce our cost of product sold. However, if those estimates were incorrect or other market events outside of our control were to occur, such activities could generate a loss in future periods which would increase our cost of product sold and potentially impair our profitability.

The Board of Directors of our general partner has adopted a commodity risk management policy which places specified restrictions on all of our commodity risk management activities such as limits on the types of commodities, loss limits, time limits on contracts and limitations on our ability to enter into derivative contracts. The policy also requires the establishment of a risk management committee of senior executives. This committee is responsible for monitoring commodity risk management activities, establishing and maintaining timely reporting and establishing and monitoring specific limits on the various commodity risk management activities. These limits may be waived on a case-by-case basis by a majority vote of the risk management committee and/or Board of Directors, depending on the specific limit being waived. From time to time, for valid business reasons based on the facts and circumstances, authorization has been granted to allow specific commodity risk management positions to exceed established limits. If we sustain material losses from our risk management activities due to our failure to anticipate future events, a failure of the policy, incorrect waivers or otherwise, our ability to make distributions to our unitholders or pay interest or principal of any debt securities may be negatively impacted as a result of such loss.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 50% of our propane from seven suppliers during fiscal 2006. In addition, during extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

We typically borrow on the operating partnership’s bank credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on the operating partnership’s bank credit facility to fund distributions to our unitholders. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. We believe that the availability of cash from the operating partnership’s bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs. However, if we were to experience an unexpected significant increase in working capital requirements or have insufficient funds to fund distributions, this need could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements may include:

•	a significant increase in the cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating;

•	decreased trade credit; or

•	a significant acquisition.

As is typical in our industry, our retail customers generally do not pay upon receipt, but pay between 30 and 60 days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s bank credit facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder-than-normal winter weather may have on future working capital availability.

We may not be successful in making acquisitions and any acquisitions we make may not result in our anticipated results; in either case, this would potentially limit our growth, limit our ability to compete and impair our results of operations.

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire local, regional and national propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions of propane companies. Although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that:

•	we will be able to acquire any of these candidates on economically acceptable terms;

•	we will be able to successfully integrate acquired operations with any expected cost savings;

•	any acquisitions made will not be dilutive to our earnings and distributions;

•	any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders; or

•	any additional debt we incur to finance an acquisition will not affect the operating partnership’s ability to make distributions to Ferrellgas Partners or service the operating partnership’s existing debt.

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

Debt securities of Ferrellgas Partners will be effectively subordinated to all existing and future claims of creditors of the operating partnership and its subsidiaries, including:

•	the lenders under the operating partnership’s indebtedness;

•	the claims of lessors under the operating partnership’s operating leases;

•	the claims of the lenders and their affiliates under the operating partnership’s accounts receivable securitization facility;

•	debt securities, including any subordinated debt securities, issued by the operating partnership; and

•	all other possible future creditors of the operating partnership and its subsidiaries.

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of August 31, 2006, the operating partnership had approximately $780.9 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

Ferrellgas Partners’ obligations under any debt securities are expected to be non-recourse to the operating partnership. Therefore, if Ferrellgas Partners should fail to pay the interest or principal on the notes or breach any of its other obligations under its debt securities or any applicable indenture, holders of debt securities of Ferrellgas Partners will not be able to obtain any such payments or obtain any other remedy from the operating partnership or its subsidiaries. The operating partnership and its subsidiaries will not be liable for any of Ferrellgas Partners’ obligations under its debt securities or the applicable indenture.

Ferrellgas Partners or the operating partnership may be unable to repurchase debt securities upon a change of control; it may be difficult to determine if a change of control has occurred.

Upon the occurrence of “change of control” events as may be described from time to time in our filings with the SEC and related to the issuance by Ferrellgas Partners or the operating partnership of debt securities, the applicable issuer or a third party may be required to make a change of control offer to repurchase those debt securities at a premium to their principal amount, plus accrued and unpaid interest. The applicable issuer may not have the financial resources to purchase its debt securities in that circumstance, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness. The indenture governing Ferrellgas Partners’ outstanding notes contains such a repurchase requirement. Some of the agreements governing the operating partnership’s indebtedness currently provide that specified change of control events will result in the acceleration of the indebtedness under those agreements. Future debt agreements of Ferrellgas Partners or the operating partnership may also contain similar provisions. The obligation to repay any accelerated indebtedness of the operating partnership will be structurally senior to Ferrellgas Partners’ obligations to repurchase its debt securities upon a change of control. In addition, future debt agreements of Ferrellgas Partners or the operating partnership may contain other restrictions on the ability of Ferrellgas Partners or the operating partnership to repurchase its debt securities upon a change of control. These restrictions could prevent the applicable issuer from satisfying its obligations to purchase its debt securities unless it is able to refinance or obtain waivers under any indebtedness of Ferrellgas Partners or of the operating partnership containing these restrictions. The applicable issuer’s failure to make or consummate a change of control repurchase offer or pay the change of control purchase price when due may give the trustee and the holders of the debt securities particular rights as may be described from time to time in our filings with the SEC.

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

•	a liquid market for the debt securities will develop;

•	a debt holder will be able to sell its debt securities; or

•	a debt holder will receive any specific price upon any sale of its debt securities.

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

Although we are required to distribute all of our “available cash,” we cannot guarantee the amounts of available cash that will be distributed to the holders of our equity securities. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. The actual amounts of available cash will depend upon numerous factors, including:

•	cash flow generated by operations;

•	weather in our areas of operation;

•	borrowing capacity under our credit facilities;

•	principal and interest payments made on our debt;

•	the costs of acquisitions, including related debt service payments;

•	restrictions contained in debt instruments;

•	issuances of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves made by our general partner in its discretion;

•	prevailing economic conditions; and

•	financial, business and other factors, a number of which will be beyond our control.

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

Our general partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our general partner to establish and make additions to our reserves. Decisions as to amounts to be placed in or released from reserves have a direct impact on the amount of available cash for distributions because increases and decreases in reserves are taken into account in computing available cash. Funds within or added to our reserves are not considered to be “available cash” and are therefore not required to be distributed. Each fiscal quarter, our general partner may, in its reasonable discretion, determine the amounts to be placed in or released from reserves, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:

•	to comply with the terms of any of our agreements or obligations, including the establishment of reserves to fund the payment of interest and principal in the future of any debt securities of Ferrellgas Partners or the operating partnership;

•	to provide for level distributions of cash notwithstanding the seasonality of our business; and

•	to provide for future capital expenditures and other payments deemed by our general partner to be necessary or advisable.

The decision by our general partner to establish, increase or decrease our reserves may limit the amount of cash available for distribution to holders of our equity securities. Holders of our equity securities will not receive payments required by such securities unless we are able to first satisfy our own obligations and the establishment of any reserves. See the first risk factor under “— Risks Arising from Our Partnership Structure and Relationship with Our General Partner.”

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

The debt agreements governing Ferrellgas Partners’ and the operating partnership’s outstanding indebtedness contain restrictive covenants that may limit or prohibit distributions to holders of their equity securities under various circumstances. Ferrellgas Partners’ existing indenture generally prohibits it from:

•	making any distributions to unitholders if an event of default exists or would exist when such distribution is made;

•	distributing amounts in excess of 100% of available cash for the immediately preceding fiscal quarter if its consolidated fixed charge coverage ratio as defined in the indenture is greater than 1.75 to 1.00; or

•	distributing amounts in excess of $25.0 million less any restricted payments made for the prior sixteen fiscal quarters plus the aggregate cash contributions made to us during that period if its consolidated fixed charge coverage ratio as defined in the indenture is less than or equal to 1.75 to 1.00.

See the first risk factor under “— Risks Arising from Our Partnership Structure and Relationship with Our General Partner” for a description of the restrictions on the operating partnership’s ability to distribute cash to Ferrellgas Partners. Any indenture applicable to future issuances of debt securities by Ferrellgas Partners or the operating partnership may contain restrictions that are the same as or similar to those in their existing debt agreements.

The distribution priority to our common units owned by the public terminates no later than April 30, 2010.

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

This distribution priority right is scheduled to end April 30, 2010, or earlier if there is a change of control, we dissolve or Ferrell Companies sells all of our common units held by it. Whether an extension of the expiration of the distribution priority is likely or unlikely involves several factors that are not currently known and/or cannot be assessed until a time closer to the expiration date. The termination of this distribution priority may lower the market price for our common units.

Persons owning 20% or more of Ferrellgas Partners’ common units cannot vote. This limitation does not apply to common units owned by Ferrell Companies, our general partner and its affiliates.

All common units held by a person that owns 20% or more of Ferrellgas Partners’ common units cannot be voted. This provision may:

•	discourage a person or group from attempting to remove our general partner or otherwise change management; and

•	reduce the price at which our common units will trade under various circumstances.

This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 32% of our common units.

Risks Arising from Our Partnership Structure and Relationship with Our General Partner

Ferrellgas Partners is a holding entity and has no material operations or assets. Accordingly, Ferrellgas Partners is dependent on distributions from the operating partnership to service its obligations. These distributions are not guaranteed and may be restricted.

Ferrellgas Partners is a holding entity for our subsidiaries, including the operating partnership. Ferrellgas Partners has no material operations and only limited assets. Ferrellgas Partners Finance Corp. is Ferrellgas Partners’ wholly-owned finance subsidiary, serves as a co-obligor on any of its debt securities, conducts no business and has nominal assets. Accordingly, Ferrellgas Partners is dependent on cash distributions from the operating partnership and its subsidiaries to service obligations of Ferrellgas Partners. The operating partnership is required to distribute all of its available cash each fiscal quarter, less the amount of cash reserves that our general partner determines is necessary or appropriate in its reasonable discretion to provide for the proper conduct of our business, to provide funds for distributions over the next four fiscal quarters or to comply with applicable law or with any of our debt or other agreements. This discretion may limit the amount of available cash the operating partnership may distribute to Ferrellgas Partners each fiscal quarter. Holders of Ferrellgas Partners’ securities will not receive payments required by those securities unless the operating partnership is able to make distributions to Ferrellgas Partners after the operating partnership first satisfies its obligations under the terms of its own borrowing arrangements and reserves any necessary amounts to meet its own financial obligations.

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

•	incur additional indebtedness;

•	engage in transactions with affiliates;

•	create or incur liens;

•	sell assets;

•	make restricted payments, loans and investments;

•	enter into business combinations and asset sale transactions; and

•	engage in other lines of business.

The ownership of our general partner could change if Ferrell Companies defaults on its outstanding indebtedness.

Ferrell Companies owns all of the outstanding capital stock of our general partner in addition to beneficially owning approximately 32% of our outstanding common units. Ferrell Companies has pledged the majority of its beneficially owned common units against its variable interest debt, which totaled $92.0 million at August 29, 2006, with a scheduled maturity of December 2011. Ferrell Companies’ primary sources of income to pay its debt are dividends that it receives from our general partner and distributions received on the common units. For fiscal 2006, Ferrell Companies received approximately $40.1 million from these sources. If Ferrell Companies defaults on its debt, its lenders could acquire control of our general partner and the common units beneficially owned by it. In that case, the lenders could change management of our general partner and operate the general partner with different objectives than current management.

Unitholders have limits on their voting rights; our general partner manages and operates us, thereby generally precluding the participation of our unitholders in operational decisions.

Our general partner manages and operates us. Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Amendments to the agreement of limited partnership of Ferrellgas Partners may be proposed only by or with the consent of our general partner. Proposed amendments must generally be approved by holders of at least a majority of our outstanding common units.

Unitholders will have no right to elect our general partner on an annual or other continuing basis, and our general partner may not be removed except pursuant to:

•	the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the common units owned by our general partner and its affiliates; and

•	upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding common units entitled to vote.

Because Ferrell Companies is the parent of our general partner and beneficially owns approximately 32% of our outstanding common units and James E. Ferrell, Chief Executive Officer and Chairman of the Board of Directors of our general partner, indirectly owns approximately 7% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner may not be made if neither Ferrell Companies nor Mr. Ferrell consent to such action.

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

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right, or the exercise of the right by the limited partners as a group, to:

•	remove or replace our general partner;

•	make specified amendments to our partnership agreements; or

•	take other action pursuant to our partnership agreements that constitutes participation in the “control” of our business,

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

The partnership agreements of Ferrellgas Partners and the operating partnership contain language limiting the liability of our general partner to us and to our unitholders. For example, those partnership agreements provide that:

•	the general partner does not breach any duty to us or our unitholders by borrowing funds or approving any borrowing; our general partner is protected even if the purpose or effect of the borrowing is to increase incentive distributions to our general partner;

•	our general partner does not breach any duty to us or our unitholders by taking any actions consistent with the standards of reasonable discretion outlined in the definitions of available cash and cash from operations contained in our partnership agreements; and

•	our general partner does not breach any standard of care or duty by resolving conflicts of interest unless our general partner acts in bad faith.

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

Matters in which, and reasons that, such conflicts of interest may arise include:

•	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

•	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

•	we do not have any employees and rely solely on employees of our general partner and its affiliates;

•	under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

•	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

•	neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

•	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

•	our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

•	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

•	our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

•	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

•	our general partner and its affiliates have no obligation to present business opportunities to us;

•	our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•	Mr. Ferrell is the Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns other companies with whom we conduct our ordinary business operations. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.

See “— Conflicts of Interest” and “— Fiduciary Responsibilities” below.

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

If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently 35% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate distributions and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our common units.

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

We have not requested any ruling from the IRS with respect to:

•	our classification as a partnership for federal income tax purposes; or

•	whether our propane operations generate “qualifying income” under Section 7704 of the Internal Revenue Code.

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

We estimate that a person who acquires common units in the 2006 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2006 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

There are limits on the deductibility of losses

In the case of unitholders subject to the passive loss rules (generally, individuals, closely held corporations and regulated investment companies), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly-traded partnerships.

Tax gain or loss on the disposition of our common units could be different than expected.

If a unitholder sells its common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price received is less than its original cost. A substantial portion of the amount realized, whether or not representing a gain, will likely be ordinary income to that unitholder. Should the IRS successfully contest some positions we take, a selling unitholder could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash that unitholder receives from the sale.

Tax-exempt entities, regulated investment companies, and foreign persons face unique tax issues from owning common units that may result in additional tax liability or reporting requirements for them.

An investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts, regulated investment companies, generally known as mutual funds, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Net income from a “qualified publicly-traded partnership” is qualifying income for a regulated investment company, or mutual fund. However, no more than 25% of the value of a regulated investment company’s total assets may be invested in the securities of one or more qualified publicly-traded partnerships. We expect to be treated as a qualified publicly-traded partnership. Distributions to non-U.S. persons will be reduced by withholding taxes, at the highest effective tax rate applicable to individuals, and non-U.S. persons will be required to file federal income tax returns and generally pay tax on their share of our taxable income.

Certain information relating to a unitholder’s investment may be subject to special IRS reporting requirements.

Treasury regulations require taxpayers to report particular information on Form 8886 if they participate in a “reportable transaction.” Unitholders may be required to file this form with the IRS. A transaction may be a reportable transaction based upon any of several factors. The IRS may impose significant penalties on a unitholder for failure to comply with these disclosure requirements. Disclosure and information maintenance obligations are also imposed on “material advisors” that organize, manage or sell interests in reportable transactions, which may require us or our material advisors to maintain and disclose to the IRS certain information relating to unitholders.

An audit of us may result in an adjustment or an audit of a unitholder’s own tax return.

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

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We currently conduct business in all 50 states, the District of Columbia, Puerto Rico and Canada. It is a unitholder’s responsibility to file all required United States federal, state and local tax returns.

States may subject partnerships to entity-level taxation in the future; thereby decreasing the amount of cash available to us for distributions and potentially causing a decrease in our distribution levels, including a decrease in the minimum quarterly distribution.

Several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If additional states were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced. The partnership agreements of Ferrellgas Partners and the operating partnership each provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects one or both partnerships to taxation as a corporation or otherwise subjects one or both partnerships to entity-level taxation for federal, state or local income tax purposes, provisions of one or both partnership agreements will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of those taxes.

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

Matters in which, and reasons that, such conflicts of interest may arise include:

•	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

•	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

•	we do not have any employees and rely solely on employees of our general partner and its affiliates;

•	under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

•	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

•	neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

•	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

•	our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

•	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

•	our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

•	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

•	our general partner and its affiliates have no obligation to present business opportunities to us;

•	our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•	Mr. Ferrell is Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns other companies with whom we conduct our ordinary business operations. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.

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

The partnership agreements of Ferrellgas Partners and the operating partnership expressly limit the liability of our general partner by providing that our general partner, its affiliates and their respective officers and directors will not be liable for monetary damages to us, our unitholders or assignees thereof for errors of judgment or for any acts or omissions if our general partner and such other persons acted in good faith. In addition, we are required to indemnify our general partner, its affiliates and their respective officers, directors, employees, agents and trustees to the fullest extent permitted by law against liabilities, costs and expenses incurred by our general partner or such other persons if our general partner or such persons acted in good faith and in a manner it or they reasonably believed to be in, or (in the case of a person other than our general partner) not opposed to, the best interests of us and, with respect to any criminal proceedings, had no reasonable cause to believe the conduct was unlawful.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own or lease the following transportation equipment that is utilized primarily in the propane distribution operations.

	Owned	Leased	Total

Truck tractors	88	210	298
Propane transport trailers	257	48	305
Portable tank delivery trucks	253	194	447
Portable tank exchange delivery trailers	159	92	251
Bulk propane delivery trucks	1,046	755	1,801
Pickup and service trucks	947	401	1,348
Railroad tank cars	—	98	98

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our retail propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to approximately five to six propane distribution locations, referred to as service units. Our retail propane distribution locations are comprised of 154 service centers and 673 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our new technology platform allows us to more efficiently route and schedule customer deliveries and has significantly reduced the need for daily on-site management required by our previous operating platform.

In addition to our retail propane distribution locations, we also distribute propane for our portable tank exchange operations from 19 partnership-owned propane distribution locations and 31 independently-owned distributors.

We own approximately 49.5 million gallons of propane storage capacity at our propane distribution locations. We own our land and buildings in the local markets of approximately half of our operating locations and lease the remaining facilities on terms customary in the industry.

We own approximately 1.0 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.5 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial and commercial customers.

We lease approximately 72.1 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We lease 109,312 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area. We also lease 63,014 square feet of office and warehouse space in Winston-Salem, North Carolina in connection with our portable tank exchange operations.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2006, we had 879 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for the periods indicated.

	Common Unit Price Range		Distributions Declared
	High	Low	per Unit
	2005

First Quarter	$22.14	$19.99	$0.50
Second Quarter	21.32	19.40	0.50
Third Quarter	21.97	20.29	0.50
Fourth Quarter	22.10	20.51	0.50

	2006

First Quarter	$22.49	$20.75	$0.50
Second Quarter	21.95	20.18	0.50
Third Quarter	22.49	21.00	0.50
Fourth Quarter	22.50	20.99	0.50

We make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters. Based upon our current financial condition and results of operations, our general partner currently believes that during fiscal 2007 and 2008 we will be able to make quarterly cash distributions per common unit comparable to those quarterly distributions made during our last two fiscal years; however, no assurances can be given that such distributions will be made or the amount of such distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

In March 2006, the following registration statements were effective upon filing or declared effective by the SEC:

•	a shelf registration statement for the periodic sale of common units, debt securities, and/or other securities. Ferrellgas Partners Finance Corp. may, at our election, be the co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	a shelf registration statement for the periodic sale of up to $75.0 million of common units in connection with Ferrellgas Partners’ direct investment plan. As of August 31, 2006, we had $30.9 million available under this shelf registration statement; and

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions. As of August 31, 2006, we had $242.3 million available under this shelf registration statement.

In June 2006, we filed a registration statement with the SEC to register 968,959 common units previously issued pursuant to private placements effected between November 1994 and December 2005.

Recent Sales of Unregistered Securities

All issuances of unregistered securities during fiscal 2006 were previously reported in a Quarterly Report or Current Report.

Ferrellgas Partners Tax Matters

Ferrellgas Partners is a master limited partnership and thus not subject to federal income taxes. Instead, our common unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions to our common unitholders. Accordingly, each common unitholder should consult its own tax advisor in analyzing the federal, state, and local tax consequences applicable to its ownership or disposition of our common units. Ferrellgas Partners reports its tax information on a calendar year basis, while financial reporting is based on a fiscal year ending July 31.

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2006, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. has declared or paid any cash dividends on its common equity during fiscal 2005 or 2006. The operating partnership distributes cash declared on its common equity four times per fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities — Distributions paid by the operating partnership” for a discussion of its distributions during fiscal 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.	SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
	2006	2005	2004	2003	2002
	(In thousands, except per unit data)

Income Statement Data:
Total revenues	$1,895,470	$1,754,114	$1,308,386	$1,165,678	$991,430
Interest expense	84,235	91,518	74,467	63,664	59,608
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	25,009	(15,375)	20,501	52,970	54,542
Basic and diluted earnings (loss) per common unit from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$0.41	$(0.41)	$0.30	$1.15	$1.19
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00
Balance Sheet Data at end of period:
Working capital (deficit)	$27,244	$38,885	$46,137	$(3,862)	$9,436
Total assets	1,549,500	1,508,973	1,578,175	1,061,396	885,128
Long-term debt	983,545	948,977	1,153,652	888,226	703,858
Partners’ capital	265,745	333,678	202,099	2,919	21,161
Operating Data:
Propane sales volumes (in thousands of gallons)	808,890	897,606	873,711	898,622	831,592
Capital expenditures:
Maintenance	$13,003	$17,259	$20,422	$14,187	$9,576
Growth	29,448	25,089	12,270	4,123	4,826
Technology initiative	915	10,466	8,688	14,699	30,070
Tank lease buyout	—	—	—	154,129	—
Acquisition	38,057	31,699	438,326	41,310	10,962

Total	$81,423	$84,513	$479,706	$228,448	$55,434

	Ferrellgas, L.P.
	Year Ended July 31,
	2006	2005	2004	2003	2002

Income Statement Data:
Total revenues	$1,895,470	$1,754,114	$1,308,386	$1,165,678	$991,430
Interest expense	60,537	67,430	54,242	45,317	43,972
Earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle	49,465	9,128	41,410	79,598	70,887
Balance Sheet Data at end of period:
Working capital	$28,874	$41,078	$48,593	$7,792	$9,099
Total assets	1,544,051	1,504,271	1,570,990	1,055,691	882,233
Long-term debt	713,316	678,367	882,662	668,657	543,858
Partners’ capital	539,910	608,987	475,567	231,815	182,272
Operating Data:
Propane sales volumes (in thousands of gallons)	808,890	897,606	873,711	898,622	831,592
Capital expenditures:
Maintenance	$13,003	$17,259	$20,422	$14,187	$9,576
Growth	29,448	25,089	12,270	4,123	4,826
Technology initiative	915	10,466	8,688	14,699	30,070
Tank lease buyout	—	—	—	154,129	—
Acquisition	38,057	32,430	438,326	41,310	10,962

Total	$81,423	$85,244	$479,706	$228,448	$55,434

Our capital expenditures fall generally into five categories:

•	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

•	growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity;

•	technology initiative capital expenditures, which include expenditures for purchases of computer hardware and software and the development of new software;

•	tank lease buyout expenditures, which are related to the purchase of bulk propane tanks and related assets during fiscal 2003 that we previously leased; these bulk propane tanks were originally leased in connection with the Thermogas acquisition, which we completed in fiscal 2000; and

•	acquisition capital expenditures, which include expenditures related to the acquisition of retail distribution propane operations; acquisition capital expenditures represent the total cost of acquisitions less working capital acquired.

The sale of our non-strategic storage assets and the use of proceeds from that sale to retire long-term debt resulted in a significant decrease in our total assets and long-term debt as of July 31, 2005 as compared to July 31, 2004. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Overview.”

The Blue Rhino contribution resulted in a significant increase in our total assets, long-term debt and partners’ capital as of July 31, 2004 as compared to July 31, 2003. See Item 7. “Management’s discussion and analysis of financial condition and results of operations — Results of Operations — Overview.”

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective consolidated financial statements and Notes J — Long-term debt — in the respective notes to their consolidated financial statements; and

•	Ferrellgas Partners issued common units in several transactions during, fiscal 2005, 2006 and the first quarter of fiscal 2007.

Overview

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States including the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2006. We serve more than one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.

Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the volume of propane sold for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use. We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We use the definition of “normal” temperatures based on information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

The market for propane is seasonal because of increased demand during the winter months primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, the propane by portable tank exchanges sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. It also provides us the ability to better utilize our seasonal resources at the retail distribution locations. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

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

We continue to pursue the following business strategies:

•	achieve operating efficiencies through the utilization of our technology platforms;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interest with our investors through significant employee ownership.

We have developed and deployed new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. Approximately one-third of the deployment of this technology was completed by the end of fiscal 2004 with the remainder completed in fiscal 2005 and the first month of fiscal 2006. We now operate virtually all of our retail propane distribution outlets on this new technology platform.

Net earnings in fiscal 2006 was $25.0 million compared to net earnings in fiscal 2005 of $88.8 million. The decrease in net earnings of $63.8 million was primarily due to the following:

•	Earnings from discontinued operations, including gain on sale, of $104.2 million in fiscal 2005. See Note E — Discontinued operations — to our consolidated financial statements;

•	Gross profit increased $50.0 million primarily due to higher average propane margins per gallon provided by enhanced controls over pricing attributable to our new technology platform;

•	Operating expense and general and administrative expense together increased $14.0 million primarily due to continued tank exchange gallon growth, performance-based compensation expense and increased fuel costs; and

•	Interest expense decreased $7.3 million primarily due to the retirement of a portion of our fixed-rate senior notes during the fourth quarter of fiscal 2005.

On July 29, 2005, we sold certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah. We consider the sale of these assets to be discontinued operations. The proceeds from this sale were used to retire a portion of our long-term debt including accrued interest and a portion of our borrowings outstanding on our bank credit facility.

On June 30, 2005, we converted all of the senior units, including accrued and unpaid distributions, to common units.

On March 7, 2005, we extended our public common unit distribution priority to April 30, 2010.

During fiscal 2005, we raised approximately $144.0 million in equity through common unit offerings. The proceeds from these offerings were used to reduce borrowings outstanding under our bank credit facility and to fund acquisitions.

On April 20, 2004, an affiliate of our general partner acquired all of the outstanding common stock of Blue Rhino Corporation in an all cash merger, after which it converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC. On April 21, 2004, this affiliate contributed Blue Rhino LLC to our operating partnership, through a series of transactions. Blue Rhino LLC was thereafter merged with and into our operating partnership. The results of operations of the contributed Blue Rhino operations for fiscal 2006 and 2005 and for the period from April 21, 2004 through July 31, 2004 are included in our statement of earnings for fiscal 2006, 2005 and 2004, respectively.

Forward-looking statements

Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning future operating results or our ability to generate sales, income or cash flow are forward-looking statements.

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

Some of our forward-looking statements include the following:

•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	the expectation that revenues — propane and other liquids sales, cost of product sold — propane and other gas liquids, gross profit, operating income and earnings from continuing operations will increase in fiscal 2007.

When considering any forward-looking statement, you should also keep in mind the risk factors in “Business — Risk Factors.” Any of these risks could impair our business, financial condition or results of operation. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this annual report.

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section entitled “Item 1A. Risk Factors — Tax Risks — The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders.”

Results of Operations

Fiscal Year Ended July 31, 2006 vs. July 31, 2005

			Increase	Percentage
	2006	2005	(Decrease)	Change
	(Amounts in thousands)

Propane sales volumes (gallons)	808,890	897,606	(88,716)	(9.9)%
Propane and other gas liquids sales	$1,697,940	$1,592,325	105,615	6.6%
Gross profit from propane and other gas liquids sales	588,763	540,320	48,443	9.0%
Operating income	111,222	75,788	35,434	46.8%
Interest expense	84,235	91,518	(7,283)	(8.0)%

Propane sales volumes during fiscal 2006 decreased 88.7 million gallons compared to the prior year period primarily due to customer conservation caused by higher commodity prices and warmer than normal temperatures, partially offset by gallons acquired through acquisitions completed during fiscal 2006 and 2005 and continued tank exchange gallon growth. Heating degree days, as reported by NOAA, were 11% warmer than normal during fiscal 2006 compared to being 6% warmer than normal during fiscal 2005.

Propane and other gas liquids sales and the related cost of product sold increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2006 as compared to the prior year period. The wholesale market price per gallon at one of the major supply points, Mt. Belvieu, Texas, averaged $1.03 per gallon during fiscal 2006, compared to an average of $0.82 per gallon in the prior year period. Other major supply points in the United States have also experienced significant increases.

Propane and other gas liquids sales increased $105.6 million compared to the prior year period. Approximately $227.8 million of this increase was primarily due to the effect of the significant increase in the wholesale cost per gallon of propane on our sales price per gallon, as discussed above, and, to a lesser extent, continued tank exchange gallon growth. This increase was partially offset by the impact from decreased propane sales volumes and warmer than normal weather, as discussed above.

Gross profit from propane and other gas liquids increased $48.4 million compared to the prior year period. The increase in gross profit was primarily due to higher average propane margins per gallon provided by enhanced controls over pricing attributable to our new technology platform completed during the first month of fiscal 2006, the continued growth in tank exchange volumes and acquisitions completed during fiscal 2006 and 2005. This increase in gross profit was partially offset by the impact from decreased propane sales volumes, as discussed above. Also contributing to the increased gross profit was the prior year period’s $9.7 million negative contribution to gross profit during fiscal 2005 related to risk management trading activities that was not repeated during fiscal 2006.

Operating income increased $35.4 million compared to the prior year period primarily due to the previously mentioned increase in gross profit, which was partially offset by an $8.7 million increase in operating expense and a $5.3 million increase in general and administrative expense. Operating expense increased due to variable expenses primarily related to the continued growth of tank exchange gallons, increased fuel costs, performance — based compensation, acquisitions completed during fiscal 2006 and 2005 and costs associated with internal growth. The increase in operating expense was partially offset by personnel savings related to the deployment of our new technology platform discussed above. General and administrative expense increased primarily due to a non-cash compensation expense related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 132(R)”) and performance-based compensation expense.

Interest expense decreased $7.3 million compared to the prior year primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Interest expense of the operating partnership

Interest expense decreased $6.9 million compared to the prior year primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Forward looking statements.

We expect increases in fiscal 2007 for revenue — propane and other gas liquids sales, cost of product sold — propane and other gas liquids sales, gross profit, operating income and earnings from continuing operations before discontinued operations as compared to fiscal 2006 due to:

•	our assumption that interest rates will remain relatively stable in fiscal 2007;

•	our assumption that weather will return to normal during fiscal 2007; and

•	our assumption that propane sales volumes will increase in fiscal 2007;

Fiscal Year Ended July 31, 2005 vs. July 31, 2004

			Increase	Percentage
	2005	2004	(Decrease)	Change
	(Amounts in thousands)

Propane sales volumes (gallons)	897,606	873,711	23,895	2.7%
Propane and other gas liquids sales	$1,592,325	$1,210,564	$381,761	31.5%
Gross profit from propane and other gas liquids sales	540,320	480,187	60,133	12.5%
Operating income	75,788	93,402	(17,614)	(18.9)%
Interest expense	91,518	74,467	17,051	22.9%

Propane sales volumes during fiscal 2005 increased 23.9 million gallons compared to the prior year period. The increase in propane sales volumes was primarily due to the contribution from the Blue Rhino transaction, completed in the second half of fiscal 2004, in addition to the acquisition of seven retail propane companies during fiscal 2005. The Blue Rhino contribution and the retail acquisitions accounted for approximately 62.0 million gallons of this increase. The increase was partially offset by decreased propane sales volumes due to customer conservation caused by higher commodity prices, and to a lesser extent, warmer than normal temperatures. Heating degree days, as reported by NOAA, were 6% warmer than normal during fiscal 2005 compared to being 5% warmer than normal during fiscal 2004.

The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2005 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.82 per gallon during fiscal 2005, compared to an average of $0.63 per gallon in the prior year period. Other major supply points in the United States have also experienced significant increases.

Propane and other gas liquids sales increased $381.8 million compared to the prior year period. Approximately $223.5 million of this increase was caused by the significant increase in the wholesale cost per gallon of propane, as discussed above, and the fact that these increased costs were passed on to our customers during the year in the form of a higher retail price per gallon. In addition, approximately $181.8 million of the increased propane and other gas liquids sales increase was due to the contribution from the Blue Rhino transaction and the retail propane acquisitions completed during 2004 and 2005, as discussed above. These increases were partially offset by the impact on sales from the previously mentioned customer conservation and warmer temperatures.

Gross profit from propane and other gas liquids increased $60.1 million compared to the prior year period. The increase in gross profit was primarily due to an $80.7 million increase from the contribution of the Blue Rhino transaction and the retail propane acquisitions completed during fiscal 2004 and 2005, as discussed above. This increase in gross profit was partially offset by an $11.4 million lower contribution from risk management trading activities and by decreases resulting from the previously mentioned customer conservation and warmer temperatures. See additional discussion regarding risk management trading activities in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Operating income decreased $17.6 million compared to the prior year period primarily due to an increase in operating expense of $42.9 million, an increase in depreciation and amortization expense of $26.9 million, and an increase in general and administrative expense of $7.8 million primarily due to the impact from the Blue Rhino contribution completed in the second half of fiscal 2004. This increase in expense was partially offset by the previously mentioned increase in gross profit.

Interest expense increased $17.1 million compared to the prior year primarily due to the issuance of $250.0 million 6.75% notes in April 2004, the proceeds from which were used to partially fund the Blue Rhino contribution.

Interest expense of the operating partnership

Interest expense increased $13.2 million compared to the prior year primarily due to the issuance of $250.0 million 6.75% notes in April 2004, the proceeds from which were used to partially fund the Blue Rhino contribution.

Discontinued operations

On July 29, 2005, we announced the closing of the sale of certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah receiving approximately $144.0 million in cash. We recorded a gain of $97.0 million on the sale. We consider the sale of these assets to be discontinued operations and have reported results of operations from these assets as discontinued operations for all periods presented on the consolidated statements of earnings. See Note E — Discontinued operations — to our consolidated financial statements for further discussion about the sale of these assets. Operating results of discontinued operations are as follows:

	For the Year Ended July 31,
	2006	2005	2004
	(Amounts in thousands)

Total revenues	$—	$89,339	$70,995
Cost of product sold (exclusive of depreciation, shown with amortization below) propane and gas liquids sales	—	77,407	59,441

Gross profit	—	11,932	11,554
Operating expense	—	2,506	2,362
Depreciation and amortization expense	—	1,189	1,004
Equipment lease expense	—	22	22
Loss on disposal of assets and other	—	(36)	35

Earnings before income taxes, minority interest and discontinued operations	—	8,251	8,131
Minority interest	—	1,063	82
Gain on sale of discontinued operations	—	97,001	—

Earnings from discontinued operations, net of minority interest	$—	$104,189	$8,049

Unit and stock-based compensation

On August 1, 2005, we adopted SFAS No. 123(R). SFAS No. 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires that the cost from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. We adopted this standard using the modified prospective application method which resulted in a non-cash compensation charge of

$0.5 million and $1.4 million to operating expense and general and administrative expense, respectively, for fiscal 2006. See Note C — Unit and stock-based compensation — to our consolidated financial statements for further discussion about the related unit and stock-option plans and the implementation of this standard.

Liquidity and Capital Resources

Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, and payments for capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 was paid on September 14, 2006 to all common units that were outstanding on September 7, 2006, and represents the forty-eighth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather and higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.

Our ability to satisfy our obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season that occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflect earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for fiscal 2007 and 2008. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for fiscal 2007 and 2008.

Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow and cash-flow-to interest expense ratios. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8 3/4% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8 3/4% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.

As of July 31, 2006, we met all the required quarterly financial tests and covenants. Based upon current estimates of our future cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for fiscal 2007 and 2008. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

In March, 2006, the following registration statements were effective upon filing or declared effective by the SEC:

•	a shelf registration statement for the periodic sale of common units, debt securities, and/or other securities. Ferrellgas Partners Finance Corp. may, at our election, be the co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	a shelf registration statement for the periodic sale of up to $75.0 million of common units in connection with Ferrellgas Partners’ direct investment plan. As of August 31, 2006, we had $30.9 million available under this shelf registration statement; and

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions. As of August 31, 2006, we had $242.3 million available under this shelf registration statement.

Operating Activities

Net cash provided by operating activities was $93.0 million for fiscal 2006, compared to net cash provided by operating activities of $93.9 million for the prior year period. This slight decrease in cash provided by operating activities is primarily due to a decrease in cash inflows from the utilization of our accounts receivable securitization facility, which is nearly offset by the improved results of operations as discussed above. We used $52.4 million in working capital during fiscal 2006 compared to $53.3 million during fiscal 2005. Our working capital requirements for inventory purchases increased $54.9 million during fiscal 2006. This increase was offset primarily due to the timing of accounts receivable collections and accounts payable disbursements.

Accounts receivable securitization

Cash flows from our accounts receivable securitization facility decreased $40.3 million primarily because more of our working capital needs were funded by improved results from operations. We received net funding of $4.0 million from this facility during fiscal 2006, compared to net funding of $44.3 million in the prior year period.

Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities — Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows us to sell between $85.0 million and $160.0 million of accounts receivable, depending upon the timing of the year and available undivided interests in our accounts receivable from certain customers. We renewed this facility effective June 6, 2006, for a 364-day commitment with JP Morgan Chase Bank, N.A and Fifth Third Bank. We generally increase our use of the accounts receivable securitization facility during the winter heating season when our working capital needs and our accounts receivable balances increase significantly. At July 31, 2006, we had funding outstanding of $70.0 million with the ability to transfer, at our option, an additional $12.5 million of our trade accounts receivable to the accounts receivable securitization facility. The facility provides us with the ability to transfer increased amounts of accounts receivable during the winter heating season. As our trade accounts receivable increase during the winter heating season, the accounts receivable securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

Net cash provided by operating activities was $116.8 million for fiscal 2006, compared to net cash provided by operating activities of $117.8 million for the prior year period. This slight decrease in cash provided by operating activities is primarily due to a decrease in cash inflows from the utilization of the operating partnership’s accounts receivable securitization, which is nearly offset by the improved results of operations as discussed above. The operating partnership used $52.3 million in working capital during fiscal 2006 compared to $52.2 million during fiscal 2005. The operating partnership’s working capital requirements for inventory purchases increased $54.9 million during fiscal 2006. This increase was offset primarily due to the timing of accounts receivable collections and accounts payable disbursements.

Investing Activities

Net cash used in investing activities was $51.3 million for fiscal 2006, compared to net cash provided by investing activities of $75.2 million for the prior year period. In fiscal 2005, we received $144.0 million of cash proceeds related to the sale of discontinued operations. See Note E — Discontinued operations — in our consolidated financial statements for further discussion about this sale of assets.

Acquisitions

During fiscal 2006, we used $21.2 million in cash for the acquisition of propane businesses as compared to $23.9 million in cash in the prior year period.

Capital expenditures

We made cash capital expenditures of $43.4 million during fiscal 2006 as compared to $52.8 million in the prior year period. This decrease is primarily due to lower capital expenditures required for our technology platform and lower maintenance capital expenditures, partially offset by higher expenditures for the growth of tank exchange operations. Capital expenditures during fiscal 2006 consisted primarily of expenditures for distribution of propane by portable tank exchange, customer storage, and vehicle replacement and betterment.

We lease property, computer equipment, propane tanks, light and medium duty trucks, truck tractors and transport trailers. We believe leasing is a cost-effective method for meeting our equipment needs. During fiscal 2006, we purchased $1.2 million of vehicles whose lease terms expired during fiscal 2006.

Financing Activities

During fiscal 2006, net cash used in financing activities was $45.7 million compared to net cash used in financing activities of $164.1 million for the prior year period. In fiscal 2005, we retired $109.0 million of fixed rate senior notes originally due August 1, 2005.

Distributions

We paid the minimum quarterly distributions on all common units, as well as general partner interests, totaling $122.2 million during fiscal 2006 in connection with the distributions declared for the three months ended July 31, 2005, October 31, 2005, January 31, 2006, and April 30, 2006. The minimum quarterly distribution on all common units and related general partner distributions for the three months ended July 31, 2006 of $31.7 million was paid on September 14, 2006 to holders of record on September 7, 2006.

August 2006 principal payment and common unit offering

During August 2006, we made scheduled principal payments of $37.0 million on our 7.08% senior notes and $21.0 million on our 8.68% senior notes using proceeds from borrowings on our unsecured credit facility. On August 29, 2006, we used $46.1 million primarily from the issuance of 1.9 million common units to Ferrell Companies to retire a portion of the $58 million borrowed under the unsecured bank credit facility. The common units were issued pursuant to Ferrellgas Partners’ Direct Investment Plan. See Note R — Subsequent event — for additional discussion about these transactions.

Bank credit facility

During August 2006, we executed a Commitment Increase Agreement to our existing unsecured bank credit facility, increasing the borrowing capacity from $365.0 million to $375.0 million. See Note R — Subsequent event — to our consolidated financial statements for further discussion.

At July 31, 2006, $98.1 million of borrowings and $48.9 million of letters of credit were outstanding under our unsecured bank credit facility, which will mature April 22, 2010, unless extended or renewed. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities and product purchases. At July 31, 2006, we had $218.0 million available for working capital, acquisition, capital expenditure and general partnership purposes under our unsecured bank credit facility.

All borrowings under our unsecured bank credit facility bear interest, at our option, at a rate equal to either:

•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2006, the federal funds rate and Bank of America’s prime rate were 5.31% and 8.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2006, the one-month and three-month Eurodollar Rate was 5.37% and 5.45%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of our unsecured bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2006, the commitment fee per annum rate was 0.375%).

We believe that the liquidity available from our unsecured bank credit facility and our accounts receivable securitization facility will be sufficient to meet our future working capital needs for fiscal 2007 and 2008. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

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

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.

Distributions paid by the operating partnership

The operating partnership paid quarterly distributions totaling $147.4 million during fiscal 2006 to Ferrellgas Partners, L.P. and our general partner. On September 14, 2006, the operating partnership paid a cash distribution to Ferrellgas Partners and our general partner totaling $32.1 million.

Contributions received by the operating partnership

During December 2005, the operating partnership received cash contributions of $1.5 million and $16 thousand from Ferrellgas Partners and our general partner, respectively. The operating partnership used these contributions to reduce borrowings under its unsecured bank credit facility.

During August 2006, the operating partnership made scheduled principal payments of $37.0 million on its 7.08% senior notes and $21.0 million on its 8.68% senior notes using proceeds from borrowings on its unsecured credit facility. On August 29, 2006, the operating partnership received cash contributions of $45.6 million and $0.5 million from Ferrellgas Partners and the general partner, respectively, primarily in connection with the issuance by Ferrellgas Partners of 1.9 million common units to Ferrell Companies. These proceeds were used to retire a portion of the $58 million borrowed under the unsecured bank credit facility. The common units were issued pursuant to Ferrellgas Partners’ Direct Investment Plan. See Note Q — Subsequent event — for additional discussion about these transactions.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $227.4 million for fiscal 2006, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

Ferrell Companies is the sole shareholder of our general partner and owns 20.1 million of our common units. FCI Trading is wholly-owned by Ferrell Companies and owns 0.2 million of our common units. Ferrell Propane, Inc. is wholly-owned by our general partner and owns 0.1 million of our common units.

In June 2005, all of the issued and outstanding senior units and the accumulated and unpaid distributions on those senior units were together converted into 3.9 million common units. James E. Ferrell, the Chairman and Chief Executive Officer of our general partner, was the beneficial holder of all of Ferrellgas Partners’ issued and outstanding senior units. In fiscal 2006, Mr. Ferrell exercised options for 120 thousand common units. Subsequent to the conversion of senior units and exercise of options, Mr. Ferrell indirectly owns 4.3 million common units of Ferrellgas Partners. See Note K — Partners’ capital — to our consolidated financial statements for further discussion about the conversion of senior units to common units.

Ferrellgas Partners paid the following common unit distributions declared for the three months ended July 31, 2005, October 31, 2005, January 31, 2006, and April 30, 2006:

For the Year
Ended July 31,
2006

Ferrell Companies	$36,378
FCI Trading	391
Ferrell Propane	102
Mr. Ferrell	8,464

Also during fiscal 2006, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.7 million for the three months ended July 31, 2005, October 31, 2005, January 31, 2006, and April 30, 2006.

On August 23, 2006, Ferrellgas declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane and Mr. Ferrell (indirectly) of $10.0 million, $0.1 million, $26 thousand and $2.1 million, respectively, that were paid on September 14, 2006.

On August 29, 2006, Ferrellgas Partners received proceeds of $44.1 million, net of issuance costs, from the issuance of 1.9 million common units to Ferrell Companies pursuant to Ferrellgas Partners’ Direct Investment Plan. As a result of this issuance, Ferrell Companies owns approximately 32% of Ferrellgas Partners’ outstanding common units. Ferrellgas used the net proceeds, together with contributions made by the general partner of $0.5 million to reduce borrowings outstanding under the unsecured bank credit facility.

During September 2006, we authorized the payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim, a member of our general partner’s Board of Directors and Special Advisor to the Chief Executive Officer of our general partner.

Ferrell International Limited is beneficially owned by Mr. Ferrell and thus is an affiliate. Prior to 2006, we occasionally entered into transactions with Ferrell International in connection with our risk management activities and did so at market prices in accordance with our affiliate trading policy approved by our general partner’s Board of Directors. These transactions included forward, option and swap contracts and were all reviewed for compliance with the policy. During fiscal 2006, we did not recognize any net gains or losses on sales from purchases, sales and commodity derivative transactions. We provide limited accounting services to Ferrell International. During fiscal 2006, we recognized net receipts from providing limited accounting services of $37 thousand. There was $7 thousand due from Ferrell International at July 31, 2006.

We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

See Note M — Transactions with related parties — to our consolidated financial statements for additional discussion regarding the effects of transactions with related parties.

Contractual obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2006:

	Payment or Settlement Due by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Long-term debt, including current portion(1)	$60,833	$92,448	$53,911	$73,637	$82,486	$634,812	$998,127
Capital lease obligation	83	—	—	—	—	—	83
Fixed rate interest obligations(2)	69,541	65,587	59,783	51,725	45,519	81,866	374,021
Operating lease obligations(3)	33,390	27,809	19,280	12,606	7,585	16,666	117,336
Operating lease buyouts(4)	8,462	2,851	6,340	3,505	4,498	1,887	27,543
Purchase obligations:(5)
Product purchase commitments:(6)
Estimated payment obligations	917,913	39,632	—	—	—	—	957,545
Employment agreements(7)	1,366	—	—	—	—	1,088	2,454

Total	$1,091,588	$228,327	$139,314	$141,473	$140,088	$736,319	$2,477,109

Underlying product purchase volume commitments (in gallons)	781,301	36,798	—	—	—	—	818,099

Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance that we will be successful in the future.

(1)	We have long and short-term payment obligations under agreements such as our senior notes and credit facilities. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “— Liquidity and Capital Resources — Financing Activities.”

(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our bank credit facility, a variable rate debt obligation. As of July 31, 2006, variable rate interest on our outstanding balance of variable rate debt of $98.1 million would be $7.5 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our bank credit facility.

(3)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases with terms in excess of one year for the periods indicated.

(4)	Operating lease buyouts represent the maximum amount we would pay if we were to exercise our right to buyout the assets at the end of their lease term. Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance we will be successful in the future.

(5)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(6)	We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2006 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)	We have retention agreements with certain employees totaling $1.4 million and have an incentive bonus payable to Mr. Ferrell of $1.1 million upon his termination of employment with us.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or Settlement Due by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Long-term debt, including current portion(1)	$60,833	$92,448	$53,911	$73,637	$82,486	$366,812	$730,127
Fixed rate interest obligations(2)	46,091	42,137	36,333	28,275	22,069	58,416	233,321

Total	$106,924	$134,585	$90,244	$101,912	$104,555	$425,228	$963,448

(1)	The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s credit facilities. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “— Liquidity and Capital Resources — Financing Activities.”

(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our bank credit facility, a variable rate debt obligation. As of July 31, 2006, variable rate interest on our outstanding balance of variable rate debt of $98.1 million would be $7.5 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our bank credit facility.

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

•	made guarantees;

•	a retained or a contingent interest in transferred assets;

•	an obligation under derivative instruments classified as equity; or

•	any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

In September 2000, we formed a qualified special purpose entity as a bankruptcy-remote subsidiary and entered into a receivables facility arrangement, which we renewed in June 2006. This arrangement with a financial institution allows us to sell between $85.0 million and $160.0 million of accounts receivable, depending upon the time of year and available undivided interests in our accounts receivable from certain customers. We believe this facility improves cash flows while serving as a source of liquidity for our operations. See Note B — Summary of significant accounting policies — and Note H — Accounts receivable securitization — in our consolidated financial statements for additional discussion about this arrangement.

Our off-balance sheet arrangements also include the leasing of transportation equipment, property, computer equipment and propane tanks. We account for these arrangements as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing.

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $12.8 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Adoption of New Accounting Standards

Below is a listing of recently issued accounting pronouncements by the Financial Accounting Standards Board that relate to us. Except for SFAS No. 123(R), none of these pronouncements have or are expected to have a material effect on our financial position, results of operations and cash flows. See Note B — Summary of significant accounting policies — to our consolidated financial statements for additional discussion of these pronouncements.

Title of Guidance	Effective Date

SFAS No. 123(R), “Share-Based Payment”	First reporting period that begins after June 15, 2005
SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”	Fiscal years beginning after September 15, 2006
SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140”	Fiscal years beginning after September 15, 2006
Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”
Effective after June 29, 2005 for new and modified partnerships; Fiscal years beginning after December 15, 2005 for existing partnerships
EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”	First reporting period that begins after March 15, 2006
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”	Fiscal years beginning after December 15, 2006

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors of our general partner. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.

We discuss our significant accounting policies in Note B — Summary of significant accounting policies — to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

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

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2006 we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2006, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

At July 31, 2006 and 2005, the carrying value of our intangible asset portfolio was $248.5 million and $255.3 million, respectively. We did not recognize any impairment losses related to our intangible assets during fiscal 2006 or 2005. For additional information regarding our intangible assets, see Note B — Summary of significant accounting policies — and Note I — Goodwill and intangible assets, net — to our consolidated financial statements.

Fair value of derivative commodity contracts

We enter into commodity forward, futures, swaps and options contracts involving propane and related products to hedge exposures to product purchase price risk. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” these contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried in the consolidated balance sheets at fair value with changes in value recognized in cost of product sold in the consolidated statements of earnings or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets. For further discussion of derivative commodity contracts, see “Quantitative and Qualitative Disclosures about Market Risk”, Note B — Summary of significant accounting policies and Note L — Derivatives — to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Unit and stock-based compensation

We utilize a binomial option valuation tool to compute an estimated fair value of option awards at their grant date. This option valuation tool requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include our computation of volatility for our stock based awards plan, the number of groups of employees participating in our unit and stock-based compensation plans, the expected term of unit and stock-based awards and the forfeiture rate of unit and stock-based awards

•	Our stock-based awards plan grants stock awards out of Ferrell Companies. Ferrell Companies is not a publicly-traded company and management does not believe it belongs to a certain industry group. As a result, our volatility computation is highly subjective. If a different volatility factor were used, it could significantly change the fair value assigned to stock-based awards at their grant date.

•	Due to the limited number of employees eligible to participate in our unit and stock-based compensation plans, management believes we have only one group of employees. If a determination were made that we have multiple groups of employees, that determination could significantly change the expected term and forfeiture rate assigned to our unit and stock-based awards.

•	We utilize the simplified method to estimate the expected term of our unit and stock-based awards. This method could assign a term to our unit and stock-based awards that is significantly different from their actual terms. That change could result in a significant difference in the actual fair value assigned to the awards at the grant date.

•	We utilize historical forfeiture rates to estimate the expected forfeiture rates on our unit and stock-based awards grant dates. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our unit and stock-based awards.

Subsequent events

During August 2006, we issued 1.9 million common units to Ferrell Companies pursuant to Ferrellgas Partners’ Direct Investment Plan. The proceeds were used to reduce borrowings outstanding under our unsecured bank credit facility. See Note R — Subsequent events — to our consolidated financial statements and “Liquidity and Capital Resources — Financing Activities” — for further discussion of these transactions.

On August 18, 2006, we executed a Commitment Increase Agreement to our Fifth Amended and Restated Credit Agreement dated April 22, 2005 increasing the borrowing capacity available under the unsecured bank credit facility from $365.0 million to $375.0 million.

During October 2006, we amended the Fourth Amended and Restated Limited Partnership Agreement of Ferrellgas Partners to remove the obligation of our general partner to distribute annual and quarterly reports to our unitholders. The Board of Directors of our general partner approved this amendment in light of a recent change to the rules and regulations of the New York Stock Exchange that removed the obligation of certain public companies to distribute such reports to their security holders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of gross profit found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” as risk management trading activities and are accounted for at fair value.

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

We did not enter into any risk management trading activities during fiscal 2006. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading”.

Commodity Price Risk

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

Our risk management activities include the use of forward contracts, futures, swaps and options to seek protection from adverse price movements and to minimize potential losses. Our hedging strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical product markets in order to minimize the risk of financial loss from an adverse price change. Our hedging strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2006 and 2005, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $5.7 million and $2.3 million as of July 31, 2006 and 2005, respectively. The increase in potential loss from 2005 over 2006 is due to an increase in contracted volume as well as an increase in commodity prices. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

Our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be 100% effective; therefore, there is no effect on our sensitivity analysis from these hedging transactions. To the extent option contracts are used as hedging instruments for anticipated transactions we have included the offsetting effect of the anticipated transactions, only to the extent the option contracts are in the money, or would become in the money as a result of the 10% hypothetical movement in prices. All other anticipated transactions for risk management activities have been excluded from our sensitivity analysis.

Interest Rate Risk

At July 31, 2006 and 2005, we had $98.1 million and $19.8 million, respectively, in variable rate bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facility would result in a loss in future earnings of $1.0 million for fiscal 2007. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note Q — Quarterly data (unaudited) — to our consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed by our management, with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the principal executive officer and principal financial officer of our general partner, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were effective as of July 31, 2006.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners and its subsidiaries and the operating partnership and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which are included herein.

During the most recent fiscal quarter ended July 31, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a — 15(f) or Rule 15d — 15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Overland Park, Kansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended July 31, 2006, of the Partnership and our report dated October 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and Subsidiaries
Overland Park, Kansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Ferrellgas’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Ferrellgas’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ferrellgas maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Ferrellgas maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2006, of Ferrellgas and our report dated October 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 9, 2006

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Directors and executive officers of our general partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of October 3, 2006. Each of the persons named below is appointed or elected to their respective office or offices annually.

		Director	Executive
Name	Age	Since	Officer Since	Position

James E. Ferrell	66	1984	2000	Chairman and Chief Executive Officer
Stephen L. Wambold	38	N/a	2005	President and Chief Operating Officer
Eugene D. Caresia	42	N/a	2006	Vice President, Human Resources
M. Kevin Dobbins	39	N/a	2006	Vice President, Operations
Kevin T. Kelly	41	N/a	1998	Senior Vice President and Chief Financial Officer
Brian J. Kline	42	N/a	2006	Vice President, Corporate Development
George L. Koloroutis	45	N/a	2006	Vice President, Ferrell North America
Patrick J. Walsh	52	N/a	2003	Senior Vice President and Chief Information Officer
Tod D. Brown	43	N/a	2006	Vice President, Blue Rhino
William K. Hoskins	71	2003	N/a	Director
A. Andrew Levison	50	1994	N/a	Director
John R. Lowden	49	2003	N/a	Director
Michael F. Morrissey	64	1999	N/a	Director
Billy D. Prim	50	2004	2004	Director, Special Advisor to the Chief Executive Officer
Elizabeth T. Solberg	67	1998	N/a	Director

James E. Ferrell — Mr. Ferrell has served as the Chairman of the Board of Directors since 1965, when he assumed leadership from his father, company founder A.C. Ferrell. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. An active member of the retail propane industry, Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council.

Stephen L. Wambold — Mr. Wambold joined our general partner in 1997 and has oversight of nationwide propane distribution operations which includes the retail propane operations, the propane tank-exchange business, and Ferrell North America. Mr. Wambold obtained his B.A. from Purdue University.

Eugene D. Caresia — Mr. Caresia joined our general partner in 2002 and has oversight of Human Resources. Mr. Caresia previously worked for American Century Investments as Director, Training and Organizational Development. Mr. Caresia obtained a B.S. degree and a master’s degree in Organizational Development, both from Brigham Young University.

M. Kevin Dobbins — Mr. Dobbins joined our general partner in 1999 and has oversight of the customer care centers, pricing, the fleet and purchasing departments and the Econogas/start-up groups. Mr. Dobbins holds a B.S. in Business Administration from Ohio State University and an MBA from City University in Bellevue, Washington.

Kevin T. Kelly — Mr. Kelly joined our general partner in 1996 and has oversight over Accounting and Financial Reporting, Internal Audit, Corporate Finance and Treasury, Investor Relations, Taxation and Payroll and Risk Management operations. Mr. Kelly is a Certified Public Accountant and holds a B.S. in Accounting from the University of Missouri.

Brian J. Kline — Mr. Kline joined our general partner in 1996 and has oversight over Acquisitions, new product development, joint business ventures and strategic alliances. Mr. Kline holds a B.S. in Geophysics from Kansas State University and an MBA from the University of Nebraska.

George L. Koloroutis — Mr. Koloroutis joined our general partner in 1991 and has oversight of all commodity risk management operations and propane supply and transportation services. Mr. Koloroutis is an active member of the propane industry, serving as a Councilor on the Propane Education & Research Council and a member of the National Propane Gas Association’s Infrastructure Task Force.

Patrick J. Walsh — Mr. Walsh joined our general partner in 1986 and has oversight over marketing, corporate communications, information technology, safety and technical operations and office services departments. A Certified Public Accountant, Mr. Walsh holds a B.S. in Accounting from Northern Arizona University and an MBA from the University of Wisconsin-Whitewater.

Tod D. Brown — Mr. Brown joined our general partner in 2004 and has oversight for the Blue Rhino Tank Exchange business. Mr. Brown previously worked for The Coca-Cola Company where he was the Director of Distributor Sales for the Minute Maid Juice division. Mr. Brown obtained a B.A. degree from Ball State University in Muncie, Indiana.

William K. Hoskins — Mr. Hoskins was appointed to the Board of Directors in 2003. He chairs the Board’s Corporate Governance/Nominating Committee, and also serves on its Audit Committee. He is the Managing Partner of Resolution Counsel, LLP, a Portland, Oregon-based law firm and is President of Hoskins & Associates, a pharmaceutical and biotech consulting firm. Mr. Hoskins also serves on the Boards of Directors of Sequella, Inc.

A. Andrew Levison — Mr. Levison has served on the Board of Directors since 1994 and is a member of the Boards’ Compensation Committee. He is the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, Material Handling Services, LLC, RCR International, Inc., Telco Solutions III, LLC and the Levison/Present Foundation at Mount Sinai Hospital in New York City.

John R. Lowden — Mr. Lowden was appointed to the Board of Directors in 2003 and is a member of the Board’s Audit, Compensation and Corporate Governance/Nominating Committees. He is the President of New Castle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of A-l Industries, Inc. and Metpar Industries Inc. and on the Board of Directors of Apparel Ventures Inc. and the Board of Trustees of Wake Forest University.

Michael F. Morrissey — Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee. He is the retired Managing Partner of Ernst & Young’s Kansas City, Missouri office. Mr. Morrissey currently serves on the Board of Directors and as Audit Committee Chairman of Westar Energy, Inc. and the boards of several private companies and not-for-profit organizations.

Billy D. Prim — Mr. Prim was appointed to the Board in 2004 following the transaction between Ferrellgas and Blue Rhino Corporation. Mr. Prim was the co-founder and President of Blue Rhino Corporation (formerly NASDQ: RINO) and now serves as Special Advisor to Mr. Ferrell. Mr. Prim also serves on the Board of Directors of Southern Community Bank and Trust.

Elizabeth T. Solberg — Ms. Solberg has served on the Board of Directors since 1998. She chairs the Board’s Compensation Committee and also serves on its Corporate Governance/Nominating Committee. Ms. Solberg formerly served as Regional President and Senior Partner at Fleishman-Hillard, Inc., one of the world’s largest public relations firms and is the President of Communications Partners, LLC. Ms. Solberg serves on the Boards of Directors of Midwest Express Holdings, Inc. and other numerous civic organizations.

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

The Board of Directors of our general partner has adopted a set of Corporate Governance Guidelines for the Board and charters for its Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. A current copy of these Corporate Governance Guidelines and charters, each of which were adopted and approved by the entire Board, are available to our security holders on our website at www.ferrellgas.com (under the caption “Investor Relations”). Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

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

Audit committee

The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Hoskins and Lowden. Mr. Morrissey is the chairman of the Audit Committee and has been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the New York Stock Exchange and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the New York Stock Exchange. The Board has determined that all of the members of the Audit Committee are independent as described under the relevant standards.

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
7500 College Boulevard, Suite 1000
Overland Park, Kansas 66210
913-661-1533
investors@ferrellgas.com

Code of Ethics for principal executive and financial officers and Code of Business Conduct and Ethics

The Board has adopted a Code of Ethics for our general partner’s principal executive officer, principal financial officer, principal accounting officer or those persons performing similar functions. Additionally, the Board has adopted a general Code of Business Conduct and Ethics for all of our general partner’s directors, officers and employees. These codes, which were adopted and approved by the entire Board, are available to our security holders on our website at www.ferrellgas.com (under the caption “Investor Relations”). Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

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

Compensation of our general partner

Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:

•	distributions on its combined approximate 2% general partner interest in Ferrellgas Partners and the operating partnership; and

•	reimbursement for:

•	all direct and indirect costs and expenses incurred on our behalf;

•	all selling, general and administrative expenses incurred by our general partner on our behalf; and

•	all other expenses necessary or appropriate to the conduct of our business and allocable to us.

The selling, general and administrative expenses reimbursed include specific employee benefits and incentive plans for the benefit of the executive officers and employees of our general partner.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that, except as described below, during fiscal 2006 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

The Ferrellgas Employee Stock Ownership Trust, together with its wholly-owned subsidiary Ferrell Companies, filed a Form 3 on October 6, 2006 to remedy their previous omission to file a Form 3. Also on October 6, 2006, these companies together filed a Form 4 to remedy their previous omissions to file Form 4s in connection with their acquisitions of common units from time to time, including their acquisition of approximately 1.9 million of our common units on August 29, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary compensation table

The following table sets forth the compensation for the past three fiscal years of our general partner’s Chief Executive Officer and the four other most highly compensated executive officers other than the Chief Executive Officer, who served as executive officers during fiscal 2006.

					Long-term Compensation
		Annual Compensation			Awards	Payouts
				Other	Securities	Long-term
				Annual	Underlying	Incentive	All Other
Name and		Salary	Bonus(1)	Compensation	Options	Payouts	Compensation
Principal Position	Year	($)	($)	$(2)	(#)(3)	($)	($)

James E. Ferrell	2006	635,000	450,000	—	200,000	—	8,920	(4)
Chairman and Chief	2005	635,000	—	—	—	—	11,040
Executive Officer	2004	635,000	110,000	—	—	—	8,329
Stephen L. Wambold	2006	321,000	250,000	19,829	131,250	—	118,508	(5)
President and Chief	2005	182,000	—	4,998	—	—	3,792
Operating Officer
Kevin T. Kelly	2006	309,000	150,000	18,553	112,500	—	7,200	(6)
Senior Vice President and	2005	300,000	—	7,274	—	—	10,400
Chief Financial Officer	2004	298,000	110,000	6,405	—	—	12,696
George L. Koloroutis	2006	202,000	140,000	16,960	—	—	88,071	(7)
Vice President, North
America
Patrick J. Walsh	2006	203,000	100,000	17,094	68,750	—	6,760	(8)
Senior Vice President and	2005	174,000	—	6,624	—	—	5,454
Chief Information Officer	2004	162,000	35,000	5,539	—	—	8,505

(1)	Awards under bonus plans are for the year reported, regardless of the year paid.

(2)	All amounts represent the value of shares contributed to each individual’s Employee Stock Ownership Plan account.

(3)	The awards are grants of stock options from the Incentive Compensation Plan, a stock option plan of Ferrell Companies (see below for stock option grant tables).

(4)	All Other Compensation for Mr. Ferrell includes contributions of $8,920 to the employee’s 401(k) and profit sharing plans.

(5)	All Other Compensation for Mr. Wambold includes $111,880 for relocation reimbursement, contributions of $6,142 to the employee’s 401(k) plan and compensation of $486 resulting from the payment of life insurance premiums.

(6)	All Other Compensation for Mr. Kelly includes contributions of $7,200 to the employee’s 401(k) and profit sharing plans.

(7)	All Other Compensation for Mr. Koloroutis includes $77,381 for relocation reimbursement, contributions of $9,992 to the employee’s 401(k) and profit sharing plans and compensation of $698 resulting from the payment of life insurance premiums.

(8)	All Other Compensation for Mr. Walsh includes contributions of $5,798 to the employee’s 401(k) and profit sharing plans and compensation of $962 resulting from the payment of life insurance premiums.

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

As of July 31, 2006 we had outstanding 148,200 unit options, with a weighted average exercise price of $18.43 per option. The unit options generally vest over a five-year period, and expire on the tenth anniversary of the date of the grant. As of July 31, 2006, all of the unit options outstanding were vested and exercisable.

There were no grants of unit options since fiscal 2002.

The following table lists information on our general partner’s Chief Executive Officer and other named executive officers’ exercisable/unexercisable unit options as of July 31, 2006.

AGGREGATED FERRELLGAS UNIT OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of	Value of
			Securities	Unexercised
			Underlying	In-the-Money
			Unexercised	Options at
			Options at Fiscal	Fiscal Year End
	Units		Year End (#)	($)
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable

James E. Ferrell	120,000	$396,600	—/-	—/-
Kevin T. Kelly	—	—	57,000/-	261,630/-

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

Incentive Compensation Plan

Also on July 17, 1998, the Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this Incentive Compensation Plan, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies. Neither Ferrellgas Partners nor the operating partnership contribute, directly or indirectly, to the Incentive Compensation Plan. During fiscal 2005, we amended and restated the Incentive Compensation Plan to allow options to be granted with varying vesting periods on any prospective option grants.

The Ferrell Companies stock options vest over periods ranging from three to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies debt, but in no event later than 20 years from the date of issuance.

The following table lists information concerning individual grants of stock options during fiscal 2006 on our general partner’s Chief Executive Officer and other named executive officers.

AGGREGATE FERRELL COMPANIES STOCK OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of	% of Total
	Securities	Options Granted		Grant Date Value
	Underlying	to Employees in	Exercise		Grant Date Present
Name	Options	Fiscal Year	Price	Expiration Date	Value

James E. Ferrell	200,000	15%	$12.80	8/15/2015	$411,000
Stephen L. Wambold	131,250	10%	$12.80	8/15/2015	$274,500
Kevin T. Kelly	112,500	8%	$12.80	8/15/2015	$234,000
Patrick J. Walsh	68,750	5%	$12.80	8/15/2015	$141,000

The following table lists information on our general partner’s Chief Executive Officer and other named executive officers’ exercisable/unexercisable stock options as of July 31, 2006.

AGGREGATED FERRELL COMPANIES STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Value of
			Number of	Unexercised
			Securities Underlying	In-the-Money
			Unexercised Options	Options at
	Shares	Value	at Fiscal Year End (#)	Fiscal Year End ($)
	Acquired on	Realized	Exercisable/	Exercisable/
Name	Exercise (#)	($)	Unexercisable	Unexercisable

James E Ferrell	—	—	475,000/475,000	4,183,000/4,183,000
Stephen L. Wambold	—	—	10,063/196,188	59,656/599,044
Kevin T. Kelly	—	—	56,750/305,750	555,138/2,361,563
George L. Koloroutis	—	—	12,000/58,000	120,548/529,553
Patrick J. Walsh	—	—	43,125/175,625	383,325/1,376,675

Profit Sharing Plan

The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan (“Plan”) is a qualified defined contribution plan, which includes only matching contributions. All full-time employees of Ferrell Companies or any of its direct or indirect wholly-owned subsidiaries with at least one year of service are eligible to participate in the Plan. The Plan has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the Plan. The Plan provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the Plan.

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

Employment agreements

In April 2001, the independent members of the Board of Directors of our general partner modified the amount of compensation paid to Mr. Ferrell as Chairman, Chief Executive Officer and President of our general partner pursuant to Mr. Ferrell’s existing employment agreement dated July 17, 1998. Effective September 1, 2002, Mr. Ferrell’s annual salary was increased to $635,000. Mr. Ferrell is also entitled to:

•	an annual bonus, the amount to be determined at the sole discretion of the independent members of the Board of Directors of our general partner; and

•	an incentive bonus equal to 0.5% of the increase in the equity value of Ferrell Companies from July 31, 1998 to July 31, 2005.

The incentive bonus is payable upon the termination of Mr. Ferrell’s employment agreement. The value of this bonus at July 31, 2006 was $1.1 million.

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

Effective April 20, 2004, Mr. Prim entered into a three-year employment agreement with our general partner. On October 11, 2004, Mr. Prim and our general partner amended Mr. Prim’s employment agreement to allow for his total compensation to be determined based on hours worked which is anticipated to be less than full-time due to the elimination of administrative responsibilities associated with managing the former Blue Rhino Corporation as a publicly-traded company prior to April 2004. The amendment also allows for the reduction by 50% of the potential payment to be made to him in April 2007 and to vest him in that reduced amount.

In the event of a termination without cause of Mr. Prim’s employment or his resignation for good reason, Mr. Prim is entitled to a cash amount equal to his then current base salary, payable over one year. If Mr. Prim remains an employee of our general partner through April 20, 2007, Mr. Prim will be paid approximately $1.0 million.

Mr. Prim’s employment agreement also contains non-compete provisions for a period of three years following his termination or resignation of employment. The non-compete provisions provide that he shall not directly or indirectly own, manage, control or engage in any business with any person or entity whose business is substantially similar to ours.

On March 9, 2006, we and our general partner entered into a Separation Agreement and Release with Timothy E. Scronce, former Senior Vice President of our general partner. Under the terms of the Separation Agreement and Release, Mr. Scronce has received a final payment in the amount of $0.7 million for all services rendered and amounts due. The Separation Agreement and Release also contains a general release of claims in favor of us and our general partner.

On May 11, 2006, we and our general partner entered into an Agreement and Release with Jeffrey B. Ward, former Senior Vice President, Sales and Marketing of our general partner. Under the terms of the Agreement and Release, Mr. Ward has received a final payment in the amount of $0.5 million for all services rendered and amounts due. The Agreement and Release also contains a general release of claims in favor of us and our general partner.

On August 15, 2006, we and our general partner entered into an Agreement and Release with Kenneth A. Heinz, former Senior Vice President, Corporate Development of our general partner. Under the terms of the Agreement and Release, Mr. Heinz will remain employed by our general partner in an advisory role through

November 8, 2006. Mr. Heinz will receive payments totaling $0.4 million representing severance and compensation for services to be rendered through November 8, 2006, and will be eligible for COBRA reimbursements for one year. The Agreement and Release also contains a general release of claims in favor of us and our general partner.

On October 9, 2006, the members of the Board of Directors Compensation Committee authorized us and our general partner to enter into a Change In Control Agreement with the following executive officers:

•	James E. Ferrell, Chairman and Chief Executive Officer,

•	Stephen L. Wambold, President and Chief Operating Officer,

•	Eugene D. Caresia, Vice President, Human Resources,

•	M. Kevin Dobbins, Vice President Operations,

•	Kevin T. Kelly, Senior Vice President and Chief Financial Officer,

•	Brian J. Kline, Vice President, Corporate Development,

•	George L. Koloroutis, Vice President, Ferrell North America,

•	Patrick J. Walsh, Senior Vice President and Chief Information Officer, and

•	Tod D. Brown, Vice President, Blue Rhino.

Under the terms of each Agreement, if any of the above mentioned executive officers employment with us is terminated as a result of a change in control (as defined in the agreement) that executive officer will be entitled to a payment equal to two times his annual base salary, a payment equal to two times his target bonus, and for two years shall be entitled to receive reimbursement for group medical coverage for himself and his dependents.

Compensation of directors

Our general partner does not pay any additional remuneration to its employees for serving as directors. Directors who are not employees of our general partner receive an annual retainer of $36,000 to $46,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of August 31, 2006, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors, nominees or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

Other than those person listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

		Units
		Beneficially	Percentage
Title of Class	Name and Address of Beneficial Owner	Owned	of Class

Common units	Employee Stock Ownership Trust	20,327,666	32.4
	James E. Ferrell	4,292,025	7.0
	Stephen L. Wambold	—	*
	Eugene D. Caresia	—	*
	M. Kevin Dobbins	—	*
	Kevin T. Kelly	38,700	*
	Brian J. Kline	—	*
	George L. Koloroutis	—	*
	Patrick J. Walsh	2,200	*
	William K. Hoskins	18,000	*
	A. Andrew Levison	39,300	*
	John R. Lowden	—	*
	Michael F. Morrissey	1,000	*
	Billy D. Prim	412,155	*
	Elizabeth T. Solberg	8,431	*
	All Directors and Executive Officers as a Group	4,811,811	7.7

*	Less than one percent

Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof, and/or to dispose or direct the disposition thereof, or has the right to acquire either of those powers within 60 days. See the “Executive Compensation — Aggregated Ferrellgas Unit Option Exercises In Last Fiscal Year And Fiscal Year End Option Values” table above for the number of common units that could be acquired by each named executive officer through exercising common unit options.

The address for LaSalle National Bank, the trustee for the Ferrell Companies, Inc. Employee Stock Ownership Trust is 125 S. LaSalle Street, 17th Floor, Chicago, Illinois, 60603. The common units owned by the Employee Stock Ownership Trust includes 20,080,776 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities authorized for issuance under equity compensation plans

The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2006. This plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note C — Unit and stock-based compensation — to our consolidated financial statements for additional information about the plan.

Number of Common Units
	Number of Common	Weighted-Average	Remaining Available for Future
	Units to be Issued	Exercise Price of	Issuance Under Equity
	Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in the First Column)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	148,200	$18.43	246,926	(2)

Total	148,200	$18.43	246,926

(1)	The Second Amended and Restated Ferrellgas Unit Option Plan did not require approval by the security holders.

(2)	This number may be increased upon the occurrence of particular events. See narrative below.

The Second Amended and Restated Ferrellgas Unit Option Plan was initially adopted by the Board of Directors of our general partner. The plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan by our common unitholders was not required.

The purpose of the plan is to encourage selected employees of our general partner to:

•	develop a proprietary interest in our growth and performance;

•	generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our common unitholders; and

•	enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.

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

Subject to the terms of the plan and applicable law, the administrator of the plan has the sole power, authority and discretion to:

•	designate the employees who are to be participants in the plan;

•	determine the number of unit options to be granted to an employee;

•	determine the terms and conditions of any unit option;

•	interpret, construe and administer the plan and any instrument or agreement relating to a unit option granted under the plan;

•	establish, amend, suspend, or waive such rules and regulations and appoint such agents as it deems appropriate for the proper administration of the plan;

•	make a determination as to the right of any person to receive payment of (or with respect to) a unit option; and

•	make any other determinations and take any other actions that the administrator deems necessary or desirable for the administration of the plan.

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

See Notes M — Transactions with related parties and K — Partner’s capital — to our consolidated financial statements for discussions of related party transactions.

Certain business relationships

None.

Indebtedness of management

None.

Transactions with promoters

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and for other services for fiscal 2006 and 2005.

For the Fiscal Year Ended July 31,	2006	2005
	(In thousands)

Audit fees(1)	$1,519	$1,422
Audit related fees(2)	15	17
Tax fees(3)	6	16
All other fees(4)	7	6

Total	$1,547	$1,461

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to the audit of our internal controls over financial reporting.

(2)	Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Deloitte & Touche LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of financial accounting and reporting consultations and benefit plans audits.

(3)	Tax fees consist of the aggregate fees billed in each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP in connection with tax compliance, tax advice, and tax planning. These services included the review of our tax returns, tax research and tax consultation.

(4)	All other fees consist the aggregate fees billed in each of the last two fiscal years for products and services provided by Deloitte & Touche LLP, other than the services that would normally be reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. These services consisted of subscription fees related to a web-based research tool provided by Deloitte & Touche LLP.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Deloitte & Touche LLP during fiscal 2006 and 2005 prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants — Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an accountant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements.

See “Index to Financial Statements” set forth on page F-1.

2. Financial Statement Schedules.

See “Index to Financial Statement Schedules” set forth on page S-1.

3. Exhibits.

See “Index to Exhibits” set forth on page E-1.

The exhibits listed below are furnished as part of this Annual Report on Form 10-K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number		Description

2.1		Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.
3.1		Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.
3.2		First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.
3.3		Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.
*3	.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006.
3.5		Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.6		Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.7		Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.
3.8		Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
3.9		Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.1		Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).
4.2		Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.
4.3		Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.
4.4		Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.
4.5		Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.6		Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

Exhibit
Number		Description

4.7		First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.8		Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.
4.9		Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.
10.1		Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.
*10	.2	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent.
*10	.3	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent.
10.4		Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.5		Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.
*10	.6	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer.
10.7		Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.
10.8		Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.
10.9		Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.
10.10		First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.
10.11		Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.
10.12		Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

Exhibit
Number		Description

10.13		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.
10.14		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.
#10	.15	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.
#10	.16	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#10	.17	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.18	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#10	.19	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.20	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.
#10	.21	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.
#10	.22	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.
#*10	.23	Change In Control Agreement dated as of October 9, 2006 by and between Stephen L. Wambold and Ferrellgas, Inc.
#*10	.24	Change In Control Agreement dated as of October 9, 2006 by and between Eugene D. Caresia and Ferrellgas, Inc.
#*10	.25	Change In Control Agreement dated as of October 9, 2006 by and between M. Kevin Dobbins and Ferrellgas, Inc.
#*10	.26	Change In Control Agreement dated as of October 9, 2006 by and between Kevin T. Kelly and Ferrellgas, Inc.
#*10	.27	Change In Control Agreement dated as of October 9, 2006 by and between Brian J. Kline and Ferrellgas, Inc.
#*10	.28	Change In Control Agreement dated as of October 9, 2006 by and between George L. Koloroutis and Ferrellgas, Inc.
#*10	.29	Change In Control Agreement dated as of October 9, 2006 by and between Patrick J. Walsh and Ferrellgas, Inc.
#*10	.30	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc.
#*10	.31	Change In Control Agreement dated as of October 9, 2006 by and between Tod D. Brown and Ferrellgas, Inc.
*21	.1	List of subsidiaries
*23	.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year-ended July 31, 2006.
*23	.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year-ended July 31, 2006.

Exhibit
Number		Description

*31	.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32	.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*32	.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

By:	/s/ James. E. Ferrell
James E. Ferrell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James. E. Ferrel James. E. Ferrell	Chairman and Chief Executive Officer (Principal Executive Officer)	10/12/06

/s/ William K. Hoskins William K. Hoskins	Director	10/12/06

/s/ A. Andrew Levison A. Andrew Levison	Director	10/12/06

/s/ John R. Lowden John R. Lowden	Director	10/12/06

/s/ Michael F. Morrissey Michael F. Morrissey	Director	10/12/06

/s/ Billy D. Prim Billy D. Prim	Director	10/12/06

/s/ Elizabeth T. Solberg Elizabeth T. Solberg	Director	10/12/06

/s/ Kevin T. Kelly Kevin T. Kelly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	10/12/06

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

By:	/s/ James. E. Ferrell
James E. Ferrell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James. E. Ferrell James. E. Ferrell	Chief Executive Officer (Principal Executive Officer)	10/12/06

/s/ Kevin T. Kelly Kevin T. Kelly	Senior Vice President, Chief Financial Officer and sole director (Principal Financial and Accounting Officer)	10/12/06

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

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

By:	/s/ James. E. Ferrell
James E. Ferrell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James. E. Ferrell James. E. Ferrell	Chairman and Chief Executive Officer (Principal Executive Officer)	10/12/06

/s/ William K. Hoskins William K. Hoskins	Director	10/12/06

/s/ A. Andrew Levison A. Andrew Levison	Director	10/12/06

/s/ John R. Lowden John R. Lowden	Director	10/12/06

/s/ Michael F. Morrissey Michael F. Morrissey	Director	10/12/06

/s/ Billy D. Prim Billy D. Prim	Director	10/12/06

/s/ Elizabeth T. Solberg Elizabeth T. Solberg	Director	10/12/06

/s/ Kevin T. Kelly Kevin T. Kelly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	10/12/06

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

By:	/s/ James. E. Ferrell
James E. Ferrell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James. E. Ferrell James. E. Ferrell	Chief Executive Officer (Principal Executive Officer)	10/12/06

/s/ Kevin T. Kelly Kevin T. Kelly	Senior Vice President, Chief Financial Officer and sole director (Principal Financial and Accounting Officer)	10/12/06

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (“Partnership”) as of July 31, 2006 and 2005, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 9, 2006

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2006	2005
	(In thousands,
	except unit data)

ASSETS
Current assets:
Cash and cash equivalents	$16,525	$20,505
Accounts and notes receivable (net of allowance for doubtful accounts of $5,628 and $3,764 in 2006 and 2005, respectively)	116,369	107,778
Inventories	154,613	97,743
Prepaid expenses and other current assets	15,334	12,861

Total current assets	302,841	238,887
Property, plant and equipment, net	740,101	766,765
Goodwill	246,050	234,142
Intangible assets, net	248,546	255,277
Other assets, net	11,962	13,902

Total assets	$1,549,500	$1,508,973

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$128,049	$108,667
Short-term borrowings	52,647	19,800
Other current liabilities	94,901	71,535

Total current liabilities	275,597	200,002
Long-term debt	983,545	948,977
Other liabilities	19,178	20,165
Contingencies and commitments (Note N)	—	—
Minority interest	5,435	6,151
Partners’ capital:
Common unitholders (60,885,784 and 60,134,054 units outstanding at 2006 and 2005, respectively)	321,194	390,422
General partner (615,008 and 607,415 units outstanding at 2006 and 2005, respectively)	(56,829)	(56,132)
Accumulated other comprehensive income (loss)	1,380	(612)

Total partners’ capital	265,745	333,678

Total liabilities and partners’ capital	$1,549,500	$1,508,973

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2006	2005	2004
	(In thousands, except per unit data)

Revenues:
Propane and other gas liquids sales	$1,697,940	$1,592,325	$1,210,564
Other	197,530	161,789	97,822

Total revenues	1,895,470	1,754,114	1,308,386
Cost of product sold (exclusive of depreciation, shown with amortization below)
Propane and other gas liquids sales	1,109,177	1,052,005	730,377
Other	122,450	88,293	36,027

Gross profit	663,843	613,816	541,982
Operating expense	374,843	366,192	323,260
Depreciation and amortization expense	84,953	83,060	56,111
General and administrative expense	47,689	42,342	34,532
Equipment lease expense	27,320	25,495	19,652
Employee stock ownership plan compensation charge	10,277	12,266	7,892
Loss on disposal of assets and other	7,539	8,673	7,133

Operating income	111,222	75,788	93,402
Interest expense	(84,235)	(91,518)	(74,467)
Interest income	2,046	1,894	1,582

Earnings (loss) before income taxes, minority interest and discontinued operations	29,033	(13,836)	20,517
Income tax expense (benefit)	3,524	1,447	(402)
Minority interest	500	92	418

Earnings (loss) from continuing operations before discontinued operations	25,009	(15,375)	20,501
Earnings from discontinued operations (including gain on sale in 2005 of $97,001), net of minority interest of $1,063 and $82 in 2005 and 2004 respectively	—	104,189	8,049

Net earnings	25,009	88,814	28,550
Distributions to senior unitholder	—	7,305	7,977
Net earnings available to general partner unitholder	250	815	206

Net earnings available to common unitholders	$24,759	$80,694	$20,367

Basic and diluted earnings per common unit:
Earnings (loss) from continuing operations available to common unitholders before discontinued operations	$0.41	$(0.41)	$0.30
Earnings from discontinued operations	—	1.91	0.19

Net earnings available to common unitholders	$0.41	$1.50	$0.49

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

							Accumulated Other
	Number of Units						Comprehensive Income (Loss)
			General			General		Currency		Total
	Senior	Common	Partner	Senior	Common	Partner	Risk	Translation	Pension	Partners’
	Unitholder	Unitholders	Unitholder	Unitholder	Unitholders	Unitholder	Management	Adjustments	Liability	Capital
	(In thousands)

July 31, 2003	1,994.1	37,673.5	400.7	$79,766	$(15,602)	$(59,277)	$—	$—	$(1,968)	$2,919
Contribution in connection with ESOP compensation charge	—	—	—	—	7,734	78	—	—	—	7,812
Common unit distributions	—	—	—	—	(82,988)	(838)	—	—	—	(83,826)
Senior unit distributions	—	—	—	—	(7,896)	(160)	—	—	—	(8,056)
Common units issued in public offerings	—	9,000.0	90.9	—	203,156	2,052	—	—	—	205,208
Common units issued in private offerings	—	1,607.7	16.2	—	35,928	363	—	—	—	36,291
Common unit options exercised	—	233.9	2.4	—	4,223	43	—	—	—	4,266
Common units issued in connection with acquisitions	—	62.1	0.6	—	1,490	15	—	—	—	1,505
Common units issued to affiliate in connection with contribution of membership interests in Blue Rhino LLC	—	195.7	2.0	—	4,685	47	—	—	—	4,732
Comprehensive income (loss):
Net earnings	—	—	—	—	28,264	286	—	—	—	28,550
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	—	—	1,911	—	—
Reclassification of derivatives to earnings	—	—	—	—	—	—	(139)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	16	—
Pension liability adjustment	—	—	—	—	—	—	—	—	910	2,698

Comprehensive income										31,248

July 31, 2004	1,994.1	48,772.9	512.8	79,766	178,994	(57,391)	1,772	16	(1,058)	202,099
Contribution in connection with ESOP compensation charge	—	—	—	—	12,021	121	—	—	—	12,142
Common unit distributions	—	—	—	—	(106,872)	(1,079)	—	—	—	(107,951)
Senior unit distributions	—	63.5	0.6	—	(5,909)	(133)	—	—	—	(6,042)
Common units issued in public offerings	—	5,002.0	50.5	—	97,230	981	—	—	—	98,211
Common units issued in private offerings	—	2,098.6	21.2	—	39,800	405	—	—	—	40,205
Common unit options exercised	—	26.5	0.3	—	472	5	—	—	—	477
Common units issued in connection with acquisitions	—	341.2	3.5	—	6,994	71	—	—	—	7,065
Conversion of senior units to common units	(1,994.1)	3,829.4	18.5	(79,766)	79,766	—	—	—	—	—
Comprehensive income (loss):
Net earnings	—	—	—	—	87,926	888	—	—	—	88,814
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	—	—	70	—	—
Reclassification of derivatives to earnings	—	—	—	—	—	—	(1,772)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	49	—
Pension liability adjustment	—	—	—	—	—	—	—	—	311	(1,342)

Comprehensive income										87,472

							Accumulated Other
	Number of Units						Comprehensive Income (Loss)
			General			General		Currency		Total
	Senior	Common	Partner	Senior	Common	Partner	Risk	Translation	Pension	Partners’
	Unitholder	Unitholders	Unitholder	Unitholder	Unitholders	Unitholder	Management	Adjustments	Liability	Capital
	(In thousands)

July 31, 2005	—	60,134.1	607.4	—	390,422	(56,132)	70	65	(747)	333,678
Contribution in connection with ESOP and stock-based compensation charges	—	—	—	—	11,897	119	—	—	—	12,016
Common unit distributions	—	—	—	—	(120,976)	(1,221)	—	—	—	(122,197)
Common unit options exercised	—	169.0	1.7	—	3,092	32	—	—	—	3,124
Common units issued in connection	—	582.7	5.9	—	12,000	123	—	—	—	12,123
with acquisitions Comprehensive income (loss):	—	—	—	—	24,759	250	—	—	—	25,009
Net earnings Other comprehensive income (loss):	—	—	—	—	—	—	2,540	—	—
Net earnings on risk management derivatives	—	—	—	—	—	—	(484)	—	—
Reclassification of derivatives to earnings	—	—	—	—	—	—	—	(29)	—
Foreign currency translation adjustments Tax effect on foreign currency translation	—	—	—	—	—	—	—	(15)	—
adjustments	—	—	—	—	—	—	—	—	(20)	1,992

Pension liability adjustment
Comprehensive income										27,001

July 31, 2006	—	60,885.8	615.0	$—	$321,194	$(56,829)	$2,126	$21	$(767)	$265,745

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings	$25,009	$88,814	$28,550
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	84,953	84,249	57,115
Employee stock ownership plan compensation charge	10,277	12,266	7,892
Stock-based compensation charge	1,863	—	—
Loss (gain) on disposal of assets and discontinued operations	1,188	(91,494)	6,120
Loss on transfer of accounts receivable related to the accounts receivable securitization	10,075	5,894	2,454
Minority interest	500	1,155	500
Other	6,465	1,767	5,990
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(20,412)	(43,246)	(24,943)
Inventories	(57,334)	(2,421)	(5,264)
Prepaid expenses and other current assets	(2,330)	(2,443)	(224)
Accounts payable	19,621	4,505	17,299
Accrued interest expense	472	(4,662)	5,427
Other current liabilities	7,620	(5,074)	(12,927)
Other liabilities	1,061	323	890
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	107,000	114,400	30,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,184,987	981,256	627,389
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,287,987)	(1,051,356)	(669,689)

Net cash provided by operating activities	93,028	93,933	76,579

Cash flows from investing activities:
Cash paid for assumed merger and related obligations	—	—	(343,414)
Business acquisitions, net of cash acquired	(21,231)	(23,904)	(40,960)
Cash paid for acquisition transaction fees	—	—	(1,476)
Capital expenditures — technology initiative	(915)	(10,466)	(8,688)
Capital expenditures — other	(42,451)	(42,348)	(32,692)
Proceeds from sale of discontinued operations	—	144,000	—
Proceeds from sale of assets	18,950	11,948	5,766
Other	(5,661)	(4,030)	(4,156)

Net cash provided by (used in) investing activities	(51,308)	75,200	(425,620)

Cash flows from financing activities:
Distributions	(122,197)	(116,007)	(91,882)
Issuance of common units, net of issuance costs of $569 and $676 in 2005 and 2004, respectively	—	136,824	236,029
Proceeds from increase in long-term debt	45,453	—	314,048
Reductions in long-term debt	(3,050)	(205,354)	(58,710)
Net additions (reductions) to short-term borrowings	32,847	19,800	(43,719)
Cash paid for financing costs	(375)	(1,405)	(7,043)
Minority interest activity	(1,489)	60	(180)
Proceeds from exercise of common unit options	3,124	472	4,223
Cash contribution from general partner	16	1,461	533
Other	—	44	—

Net cash provided by (used in) financing activities	(45,671)	(164,105)	353,299

Effect of exchange rate changes on cash	(29)	49	16
Increase (decrease) in cash and cash equivalents	(3,980)	5,077	4,274
Cash and cash equivalents — beginning of year	20,505	15,428	11,154

Cash and cash equivalents — end of year	$16,525	$20,505	$15,428

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$81,592	$93,298	$66,240

Income taxes	$990	$1,359	$—

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.	Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (“general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). Ferrell Companies beneficially owns 18.4 million of the Ferrellgas Partners outstanding common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds a 1.0101% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.

Ferrell Companies is wholly-owned by a leveraged employee stock ownership trust (“ESOT”) established pursuant to the Ferrell Companies Employee Stock Ownership Plan (“ESOP”). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees’ ESOP accounts.

On March 7, 2005, Ferrellgas Partners amended its partnership agreement to extend an existing agreement with Ferrell Companies concerning the distribution priority on common units owned by public investors over those owned by Ferrell Companies. This provision was extended to April 30, 2010 and allows Ferrellgas Partners to defer distributions on the common units held by Ferrell Companies up to an aggregate outstanding amount of $36.0 million. There have been no deferrals to date.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies primarily in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada.

(2) Accounting estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value allowance for doubtful accounts, valuation methods of derivative commodity contracts and valuation methods of stock and unit-based compensation expense calculation.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Principles of consolidation:  The accompanying consolidated financial statements include Ferrellgas Partners’ accounts and those of its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all material intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that Ferrellgas Partners will absorb a majority of the operating partnership’s expected losses, receive a majority of the operating partnership’s expected residual returns and is the operating partnership’s primary beneficiary. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s 1.0101% general partner interest in the operating partnership is accounted for as a minority interest. The wholly-owned unconsolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a qualifying special purpose entity.

(4) Cash and cash equivalents and non-cash activities:  For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to business combinations, accounts receivable securitization and transactions with related parties as disclosed in Note D — Business combinations, Note H — Accounts receivable securitization and Note M — Transactions with related parties, respectively.

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

Ferrellgas determines the fair value of its retained interest based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, therefore the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas’ trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note H — Accounts receivable securitization — for further discussion of these transactions.

(7) Property, plant and equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that are (i) greater than $1 thousand, (ii) upgrade, replace or completely rebuild major mechanical components and (iii) extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note G — Supplemental financial statement information — for further discussion of property, plant and equipment.

(8) Goodwill:  Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually on January 31, or more frequently if circumstances dictate, and if impaired, written off against earnings at that time. Ferrellgas has not recognized any impairment losses as a result of these tests. For purposes of Ferrellgas’ goodwill impairment test, Ferrellgas has determined that it has one reporting unit. Ferrellgas assesses the carrying value of goodwill at its

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit based on an estimate of the fair value of the reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into consideration the quoted market price of Ferrellgas’ common units.

(9) Intangible assets:  Intangible assets with finite useful lives, consisting primarily of customer lists, noncompete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Tradenames and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas tests indefinite lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note I — Goodwill and intangible assets, net — for further discussion of intangible assets.

(10) Derivatives and Hedging Activities:  Ferrellgas’ overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge exposures to product purchase price risk. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of derivatives used to hedge our risks fluctuates over time. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in our risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Ferrellgas also enters into derivative contracts that qualify for the normal purchases and normal sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.

(11) Revenue recognition:  Revenues from the distribution of propane and other gas liquids are recognized by Ferrellgas at the time product is delivered to its customers. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue.

(12) Shipping and handling expenses:  Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within depreciation and amortization expense. Delivery vehicles and distribution technology leased by Ferrellgas are classified within equipment lease expense. See Note G — Supplemental financial statement information — for the financial statement presentation of shipping and handling expenses.

(13) Cost of product sold:  Cost of product sold — propane and other gas liquids sales includes all costs to acquire propane and other gas liquids, including the results from risk management activities related to supply procurement and transportation, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers and the costs related to the refurbishment of Ferrellgas’ portable propane tanks. Cost of product sold — other primarily includes costs related to the sale of propane appliances and equipment.

(14) Operating expenses:  Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) General and administrative expenses:  General and administrative expenses primarily include personnel and incentive expense related to executives and employees and other overhead expense related to centralized corporate functions.

(16) Income taxes:  Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with six subsidiaries that are taxable corporations. Partnerships are generally not subject to Federal income tax, although publicly-traded partnerships are treated as corporations for Federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the accompanying consolidated financial statements of Ferrellgas reflect income taxes related to the above mentioned taxable corporations. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement.

(17) Sales taxes:  Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(18) Net earnings per common unit:  Net earnings per common unit is computed by dividing net earnings, after deducting the general partner’s 1% interest and accrued and paid senior unit distributions, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. There was a less than $0.01 effect on the dilutive earnings per unit calculation when making the assumption that all outstanding unit options were exercised into common units. See Note P — Earnings per common unit — for further discussion about these calculations.

(19) Segment information:  Ferrellgas is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(20) New accounting standards:  SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Ferrellgas adopted this standard on August 1, 2005. See Note C — Unit and stock-based compensation.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. Ferrellgas has evaluated this statement and does not believe it will have a material effect on Ferrellgas’ financial position, results of operations and cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. Ferrellgas has evaluated this statement and does not believe it will have a material effect on Ferrellgas’ financial position, results of operations and cash flows.

Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concludes that a general partner of a limited partnership is presumed to control the limited partnership, and should therefore consolidate the limited partnership, unless the limited partners have substantive kick-out rights or participating rights. EITF 04-5 is effective after June 29, 2005 for existing limited partnerships that have partnership agreements that have been modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for existing limited partnerships with partnership agreements that have not been modified. Ferrellgas has evaluated the potential impact of this EITF and does not believe it will have an impact on how Ferrellgas consolidates its financial statements.

EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-3 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Ferrellgas adopted EITF 04-13 during fiscal 2006 without a material effect on its financial position, results of operations and cash flows.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. Ferrellgas is currently evaluating FIN 48 and does not believe it will have a material effect on its financial position, results of operations and cash flows.

(21) Reclassifications:  Certain reclassifications have been made to prior fiscal years’ consolidated financial statements to conform to the current fiscal year’s presentation.

C.	Unit and stock-based compensation

Ferrellgas adopted SFAS 123(R) on August 1, 2005. Prior to adoption, Ferrellgas accounted for unit and stock-based compensation plans using the intrinsic value method under the provisions of APB 25 and made the fair value method pro forma disclosures required under SFAS 123. SFAS 123(R)requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. Adoption of SFAS 123(R) resulted in the following non-cash compensation charges:

For the Year Ended
July 31, 2006

Operating expense	$438
General and administrative expense	1,425

$1,863

Adoption of SFAS 123(R) decreased basic and diluted earnings per share by $0.03 for the year ended July 31, 2006.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation cost for these plans been recognized in Ferrellgas’ consolidated statement of earnings for the years ended July 31, 2005 and 2004, net earnings and net earnings per common unit would have been adjusted as noted in the table below:

	For the Years Ended July 31,
	2005	2004

Net earnings available to common unitholders, as reported	$80,694	$20,367
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(247)	(1,110)

Pro forma net earnings available to common unitholders	$80,447	$19,257

Basic and diluted earnings per common unit:
Earnings (loss) from continuing operations available to common unitholders before discontinued operations, as reported	$(0.41)	$0.30
Net earnings available to common unit holders, as reported	$1.50	$0.49
Earnings (loss) from continuing operations available to common unitholders before discontinued operations, pro forma	$(0.42)	$0.27
Net earnings available to common unitholders, pro forma	$1.49	$0.46

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. There have been no awards granted pursuant to the UOP since fiscal 2001. Expected volatility is based on the historical volatility of Ferrellgas’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Due to the limited number of employees eligible to participate in the UOP, there is only one group of employees. The expected term of options granted is derived using the simplified method and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the year ended July 31, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.3 million.

A summary of option activity under the UOP as of July 31, 2006 is presented below:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term	Value
			(In years)	(In thousands)

Outstanding, August 1, 2005	344,676	$18.52
Exercised	(169,000)	18.29
Forfeited	(27,476)	20.43

Outstanding, July 31, 2006	148,200	18.43	3.7	$601

Options exercisable, July 31, 2006	148,200	18.43	3.7	$601

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no options granted during the years ended July 31, 2006, 2005 and 2004. The total intrinsic value of options exercised during the years ended July 31, 2006, 2005 and 2004 was $0.7 million, $0.1 million and $0.5 million, respectively.

As of July 31, 2006 there is no unrecognized compensation cost related to unit-based compensation arrangements granted under the UOP because all options outstanding are fully vested.

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

Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies; therefore, there is no potential dilution of Ferrellgas. The ICP stock options vest ratably over periods ranging from three to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the retirement of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. During the year ended July 31, 2006, the portion of the total non-cash compensation charge relating to the ICP was $1.6 million.

D.	Business combinations

Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition.

During fiscal 2006, Ferrellgas acquired propane distribution assets with an aggregate value of $38.7 million in the following 11 transactions:

•	Norwest Propane, Inc., based in Washington, acquired September 2005;

•	Eastern Fuels, Inc., based in North Carolina, acquired November 2005;

•	Petro Star, Corp., based in New York, acquired December 2005;

•	Titan Propane, LLC (selected cylinder exchange assets), based in New York and New Jersey, acquired February 2006;

•	Empire Propane Cylinder, Inc., based in New York, acquired in February 2006,

•	United Energy, Inc., based in Ohio, acquired March 2006;

•	Cal’s Propane Service, Inc., based in Oregon, acquired April 2006;

•	Gaines Propane, Inc., based in Tennessee, acquired April 2006;

•	Hometown Gas, Inc., based in Florida, acquired April 2006;

•	Denman Cylinder Exchange, Ltd. and The Denman Company, Ltd., based in Texas, acquired May 2006; and

•	Hampton Gas Company, Inc., based in South Carolina, acquired May 2006.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These acquisitions were funded by $21.2 million in cash payments, the issuance of 0.6 million common units valued at an aggregate of $12.4 million, a general partner contribution of $0.2 million and the issuance of $4.9 million of liabilities, which includes $1.8 million of contingent consideration.

The aggregate values of these 11 transactions were allocated as follows:

Current assets	$689
Customer tanks, buildings and land	9,640
Non-compete agreements	5,598
Customer lists	9,586
Goodwill	13,218
Other assets	15

$38,746

The estimated fair values and useful lives of assets acquired are based on a preliminary internal valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired.

During fiscal 2005, Ferrellgas acquired propane distribution assets with an aggregate value of $31.7 million in the following seven transactions:

•	Kamp’s Propane, Inc. (selected cylinder exchange assets), based in California, acquired August 2004;

•	Suburban Propane’s Upper Midwest Retail Operations, based in Minnesota, North Dakota and Wisconsin, acquired September 2004;

•	Basin Propane, based in Washington, acquired September 2004;

•	Econogas Service, Inc., based in Iowa, acquired September 2004;

•	Land Propane Gas Service, based in Kentucky, acquired September 2004;

•	Parsons Gas & Appliance, Inc., Parsons Gas, Inc., and Dave’s Gas, Inc., based in Kentucky, acquired December 2004; and

•	Commercial Propane Corporation, based in Wisconsin, acquired January 2005.

These acquisitions were funded by $23.9 million in cash payments, the issuance of 0.3 million common units valued at an aggregate of $7.0 million and the issuance of $0.8 million of liabilities.

The aggregate values of these seven transactions were allocated as follows:

Customer tanks, buildings and land	$12,358
Non-compete agreements	2,914
Customer lists	12,690
Goodwill	4,016
Other assets	453
Current liabilities	(749)

$31,682

The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments during the 12 month period after the date of acquisition.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2004, Ferrellgas completed one material business combination, referred to as the Blue Rhino contribution (see discussion below), and acquired propane distribution assets in the following ten transactions:

•	Chapman’s Propane Co., Inc, based in Illinois, acquired August 2003;

•	Bud’s Propane Service, Inc., based in Oregon, acquired September 2003;

•	Prairie Land Coop, based in Iowa, acquired October 2003;

•	Aeropres Propane, Inc., based in Louisiana and Arkansas, acquired December 2003;

•	Suburban Propane’s Midwest Retail Operations, based in Texas, Oklahoma, Missouri and Kansas, acquired January 2004;

•	Crow’s LP Gas Co., based in Iowa, acquired March 2004;

•	Hilltop Supply Company, based in Southern California, acquired March 2004;

•	Blue Ribbon Propane, based in Canada, acquired May 2004;

•	C. Barron & Sons, Inc., based in Michigan, acquired June 2004; and

•	Tri-Counties Gas Companies, based in Northern California, acquired July 2004.

These acquisitions were funded by $41.0 million in cash payments, the issuance of 0.1 million common units valued at an aggregate of $1.5 million and $0.8 million of notes payable to the seller.

The aggregate values of these ten transactions were allocated as follows:

Customer tanks, buildings and land	$24,576
Non-compete agreements	4,306
Customer lists	14,183
Goodwill	244
Other	(16)

$43,293

The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments during the 12 month period after the date of acquisition.

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

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$418,377

In consideration of this contribution, Ferrellgas Partners issued 195,686 common units to FCI Trading. Both Ferrellgas Partners and FCI Trading have agreed to indemnify the general partner from any damages incurred by the general partner in connection with the assumption of any of the obligations described above. Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into the operating partnership. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”

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

During fiscal 2005, Ferrellgas completed its valuation and allocation of the purchase price related to the Blue Rhino contribution. The purchase price was increased by $3.6 million due to the final valuation of property, plant and equipment received in the acquisition. The results of operations from this business combination is included in Ferrellgas’ consolidated financial statements from the date of the business combination.

The aggregate value of the Blue Rhino contribution was allocated as follows:

Current assets	$53,912
Customer tanks, buildings and land	96,160
Trademarks and tradenames	59,000
Non-compete agreements	3,300
Customer lists	95,500
Goodwill	136,408
Other intangibles	5,300
Other assets	1,375
Current liabilities	(32,578)

$418,377

Management determined the estimated fair value and useful lives of assets and liabilities acquired with the assistance of an independent third-party valuation.

Ferrellgas’ valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $136.4 million. This valuation of goodwill was based on Ferrellgas’ belief that the

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions of Blue Rhino will be beneficial to Ferrellgas’ and Blue Rhino’s operations as Blue Rhino’s counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas with the ability to better utilize its seasonal resources to complement Ferrellgas’ retail distribution locations with Blue Rhino’s existing distributor network.

The results of operations of Blue Rhino are included in the consolidated statements of earnings of the combined entity from the date of contribution.

Results of operations

The following summarized unaudited pro forma results of operations for fiscal 2004, assumes that the Blue Rhino contribution had occurred as of the beginning of the period presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas had completed the Blue Rhino contribution as of the beginning of the period presented or (ii) the results that will be attained in the future. Items not included in the reported pro forma results of operations for fiscal 2004, are $3.3 million of nonrecurring charges incurred by Blue Rhino Corporation in the period from February 1, 2004 through April 20, 2004, that are directly attributable to the Blue Rhino contribution.

For the Year Ended
July 31, 2004

Revenues	$1,470,529
Earnings before discontinued operations	$4,935
Net earnings	$12,984
Basic and diluted net earnings available to common unitholders:
Loss before discontinued operations	$(0.07)
Net earnings	$0.12

E.	Discontinued operations

During July 2005, Ferrellgas sold its wholesale storage business which consisted of non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah for $144.0 million in cash, before $1.9 million of fees and expenses. Ferrellgas recorded a gain of $97.0 million on the sale. The assets consisted of underground storage facilities and rail and pipeline-to-truck terminals. Ferrellgas considers the sale of these assets to be discontinued operations. Therefore, Ferrellgas has reported results of operations from these assets as discontinued operations for all periods presented on the consolidated statements of earnings.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings from discontinued operations consist of the following:

	For the Year Ended July 31,
	2006	2005	2004

Total revenues	$—	$89,339	$70,995
Cost of product sold (exclusive of depreciation, shown with amortization below):
Propane and other gas liquids sales	—	77,407	59,441

Gross profit	—	11,932	11,554
Operating expense	—	2,506	2,362
Depreciation and amortization expense	—	1,189	1,004
Equipment lease expense	—	22	22
Loss on disposal of assets and other	—	(36)	35

Earnings before income taxes, minority interest, and discontinued operations	—	8,251	8,131
Minority interest	—	1,063	82
Gain on sale of discontinued operations	—	97,001	—

Earnings from discontinued operations, net of minority interest	$—	$104,189	$8,049

A test of goodwill related to the remaining operations did not indicate an impairment.

F.	Quarterly distributions of available cash

Ferrellgas Partners makes quarterly cash distributions of all of its “available cash.” Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners’ business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July to holders of record on the applicable record date.

Distributions by Ferrellgas Partners in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made to the common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved. The publicly held common units have certain distribution preference rights over the common units held by Ferrell Companies.

Ferrell Companies has granted Ferrellgas Partners the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36.0 million. This distribution deferral agreement expires April 30, 2010. The ability to defer distributions to Ferrell Companies provides Ferrellgas Partners’ public common unitholders distribution support. This distribution support is available if Ferrellgas Partners’ available cash for any fiscal quarter is insufficient to pay all of the common unitholders their quarterly distribution. Ferrellgas Partners will first pay a distribution to the publicly-held common units. Any remaining available cash will then be used to pay a distribution on the common units held by Ferrell Companies. Any quarterly distribution paid per unit to the publicly-held common units that is not able to be paid on the Ferrell Companies-owned common units will be deferred, within certain limits, and paid to Ferrell Companies in future quarters when available cash is sufficient. If insufficient available cash should exist for a particular quarter or any previous deferred distributions to Ferrell Companies remain outstanding, the distribution declared per common unit may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. If the

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative amount of deferred quarterly distributions to Ferrell Companies were to reach $36.0 million, the common units held by Ferrell Companies will then be paid in the same priority as the publicly-held common units. After payment of all required distributions for any subsequent period, Ferrellgas Partners will use any remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies. Reductions in amounts previously deferred will then again be available for future deferrals to Ferrell Companies through April 30, 2010.

G.	Supplemental financial statement information

Inventories consist of:

	2006	2005

Propane gas and related products	$130,644	$70,380
Appliances, parts and supplies	23,969	27,363

	$154,613	$97,743

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of July 31, 2006, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 48.5 million gallons of propane at fixed prices.

Property, plant and equipment consist of:

	Estimated
	Useful Lives	2006	2005

Land	indefinite	$31,963	$32,619
Land improvements	2-20	10,313	10,139
Buildings and improvements	20	60,548	61,192
Vehicles, including transport trailers	8-20	86,787	90,215
Bulk equipment and district facilities	5-30	95,986	96,047
Tanks and customer equipment	2-30	756,134	743,067
Computer and office equipment	2-5	108,102	104,773
Construction in progress	n/a	6,608	8,136

		1,156,441	1,146,188
Less: accumulated depreciation		416,340	379,423

		$740,101	$766,765

Depreciation expense totaled $62.7 million, $61.3 million, and $41.2 million for fiscal 2006, 2005 and 2004, respectively.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities consist of:

	2006	2005

Accrued interest	$24,800	$24,328
Accrued payroll	18,724	13,816
Accrued insurance	10,062	8,627
Current portion of long-term debt	14,758	2,502
Other	26,557	22,262

	$94,901	$71,535

	For the Year Ended July 31,
	2006	2005	2004

Loss on disposal of assets and other consist of:
Loss on disposal of assets	$1,188	$5,543	$6,085
Loss on transfer of accounts receivable related to the accounts receivable securitization	10,075	5,894	2,454
Service income related to the accounts receivable securitization	(3,724)	(2,764)	(1,406)

Loss on disposal of assets and other	$7,539	$8,673	$7,133

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the Year Ended July 31,
	2006	2005	2004

Operating expense	$148,125	$156,072	$136,768
Depreciation and amortization expense	5,837	6,427	6,396
Equipment lease expense	24,356	23,313	15,232

	$178,318	$185,812	$158,396

H.	Accounts receivable securitization

The operating partnership participates in an accounts receivable securitization facility. As part of this renewable 364-day facility, the operating partnership transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit. The operating partnership does not provide any guarantee or similar support to the collectibility of these receivables. The operating partnership structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction and to comply with Ferrellgas’ various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, the operating partnership remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas renewed the facility with JPMorgan Chase Bank, N.A. and Fifth Third Bank for an additional 364-day commitment on June 6, 2006.

The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership’s

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following items:

	2006	2005

Retained interest	$16,373	$15,710
Accounts receivable transferred	$87,500	$82,500

The retained interest was classified as accounts and notes receivable on the consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $12.5 million of its trade accounts receivable at July 31, 2006.

Other accounts receivable securitization disclosures consist of the following items:

	For the Year Ended July 31,
	2006	2005	2004

Net non-cash activity	$2,579	$1,101	$664
Bad debt expense	$618	$466	$289

The net non-cash activity reported in the consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables.

The weighted average discount rates used to value the retained interest in the transferred receivables were 6.0% and 4.3% as of July 31, 2006 and 2005, respectively.

I.	Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2006			July 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

GOODWILL, NET	$246,050	—	$246,050	$234,142	—	$234,142
INTANGIBLE ASSETS, NET
Amortized intangible assets
Customer lists	$345,103	$(171,721)	$173,382	$335,557	$(155,281)	$180,276
Non-compete agreements	40,921	(27,605)	13,316	34,270	(21,803)	12,467
Other	5,340	(2,590)	2,750	5,470	(2,010)	3,460

	391,364	(201,916)	189,448	375,297	(179,094)	196,203
Unamortized intangible assets
Tradenames & trademarks	59,098	—	59,098	59,074	—	59,074

Total intangible assets, net	$450,462	$(201,916)	$248,546	$434,371	$(179,094)	$255,277

During fiscal 2006, goodwill increased $13.2 million due to goodwill acquired in acquisitions; see Note D — Business combinations for further discussion about these transactions. Goodwill decreased $1.3 million primarily due to goodwill assigned to insignificant divestitures.

During fiscal 2005, Ferrellgas acquired $4.0 million of goodwill resulting from the Kamps acquisition. Goodwill decreased $31.2 million primarily due to goodwill assigned to discontinued operations. See Note D — Business combinations — and Note E — Discontinued operations — for further discussion about these transactions.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer lists have estimated lives of 15 years, while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas intends to utilize all acquired trademarks and tradenames and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and tradenames have indefinite useful lives.

Aggregate amortization expense:

For the Year Ended July 31,

2006	$22,256
2005	22,987
2004	15,893

Estimated amortization expense:

For the Year Ended July 31,

2007	$21,579
2008	19,649
2009	18,621
2010	17,547
2011	17,386

J.	Long-term debt

Long-term debt consists of:

	2006	2005

Senior notes
Fixed rate, Series B-E, ranging from 7.08% to 7.42% due 2006-2013(1)	$241,000	$241,000
Fixed rate, 8.75%, due 2012, net of unamortized premium of $2,229 and $2,610 at 2006 and 2005, respectively(2)	270,229	270,610
Fixed rate, Series A-C, ranging from 8.68% to 8.87%, due 2006-2009(3)	184,000	184,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $700 and $791 at 2006 and 2005, respectively(4)	249,300	249,209
Credit agreement, variable interest rates, expiring 2010	45,453	—
Notes payable, 7.4% and 7.2% weighted average interest rates in 2006 and 2005, respectively, due 2006 to 2016, net of unamortized discount of $1,436 and $747 at 2006 and 2005, respectively	8,238	6,440
Capital lease obligations	83	220

	998,303	951,479
Less: current portion, included in other current liabilities on the consolidated balance sheets	14,758	2,502

	$983,545	$948,977

(1)	The operating partnership’s fixed rate senior notes, issued in August 1998, are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the series B, C, D and E notes are due on August 1, 2006, 2008, 2010,

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2013, respectively. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(2)	On September 24, 2002, Ferrellgas Partners issued $170.0 million of its fixed rate senior notes. On December 18, 2002, Ferrellgas Partners issued $48.0 million of its fixed rate senior notes with a debt premium of $1.7 million that will be amortized to interest expense through 2012. On June 10, 2004 Ferrellgas Partners issued $50.0 million of its fixed rate senior secured notes with a debt premium of $1.6 million that will be amortized to interest expense through 2012. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

(3)	The operating partnership’s fixed rate senior notes, issued in February 2000, are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the series A, B and C notes are due on August 1, 2006, 2007 and 2009, respectively. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(4)	The operating partnership’s fixed rate senior notes, issued in April 2004 are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount is due on May 1, 2014. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

On June 6, 2006, the operating partnership executed an addendum to its existing unsecured bank credit facility, which increased the borrowing capacity available under the unsecured bank credit facility from $330.0 million to $365.0 million. The unsecured $365.0 million bank credit facility is available for working capital, acquisitions, capital expenditures, long-term debt repayments, and general partnership purposes and will terminate on April 22, 2010, unless extended or renewed. The unsecured $365.0 million bank credit facility has a letter of credit sub-facility with availability of $90.0 million. As of July 31, 2006, Ferrellgas had total borrowings outstanding under the unsecured bank credit facility of $98.1 million. Ferrellgas classified $45.5 million of this amount as long-term since it was used to fund acquisitions and other long-term capital projects. These borrowings have a weighted average interest rate of 7.67%. As of July 31, 2005, Ferrellgas had total borrowings of $19.8 million, classified as short-term borrowings on the consolidated balance sheet, at a weighted average interest rate of 6.25%.

The borrowings under the unsecured $365.0 million bank credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•	the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2006, the federal funds rate and Bank of America’s prime rate were 5.31% and 8.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2006, the one-month and three-month Eurodollar Rates were 5.37% and 5.45%).

In addition, an annual commitment fee is payable on the daily unused portion of the unsecured $365.0 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2006, the commitment fee per annum rate was 0.375%).

Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, and to a lesser extent, risk management activities and product purchases, totaled $48.9 million and $53.0 million at July 31, 2006 and 2005, respectively. At July 31, 2006, Ferrellgas had $218.0 million of funding available. Ferrellgas incurred commitment fees of $1.0 million, $0.9 million and $0.6 million in fiscal 2006, 2005 and 2004, respectively.

The senior notes and the bank credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas Partners is prohibited

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. As of July 31, 2006, Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Annual
Principal
For the Year Ended July 31,	Payments

2007	$60,916
2008	92,448
2009	53,911
2010	73,637
2011	82,486
Thereafter	634,812

Total	$998,210

On August 1, 2006, Ferrellgas made scheduled principal payments of $37.0 million of the 7.08% senior notes and $21.0 million of the 8.68% senior notes using proceeds from borrowings on the unsecured bank credit facility. On August 29, 2006, Ferrellgas used $46.1 million of proceeds from the issuance of common units, including unit option exercises, and general partner contributions to retire a portion of the $58.0 million borrowed under the unsecured bank credit facility. As a result, this $46.1 million has been classified as long term. See Note R — Subsequent event — for further discussion about the issuance of common units.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of these instruments. The estimated fair value of Ferrellgas’ long-term debt was $1,036.1 million and $980.4 million as of July 31, 2006 and 2005, respectively. The fair value is estimated based on quoted market prices.

K.	Partners’ capital

As of July 31, 2006 and 2005, limited partner units were beneficially owned by the following:

	2006	2005

Third parties(1)	38,157,986	37,526,256
Ferrell Companies	18,188,883	18,188,883
FCI Trading	195,686	195,686
Ferrell Propane, Inc.(2)	51,204	51,204
James E. Ferrell(3)	4,292,025	4,172,025

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”

(2)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner.

(3)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of the general partner.

Together these limited partner units represent Ferrellgas Partner’s limited partners’ interest and an effective 98% economic interest in Ferrellgas Partners, exclusive of the general partners’ incentive distribution rights. The general partner has an effective 2% interest in Ferrellgas Partners, excluding incentive distribution rights.

The common units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners and to exercise the other rights or privileges available to such holders under the Fourth Amended and Restated Agreement of Limited

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership of Ferrellgas Partners, L.P. dated February 18, 2003 (the “Partnership Agreement”). Under the terms of the Partnership Agreement, holders of common units have limited voting rights on matters affecting the business of Ferrellgas Partners. Generally, persons owning 20% or more of Ferrellgas Partners’ outstanding common units cannot vote, however, this limitation does not apply to those common units owned by the general partner or its “affiliates,” as such term is defined in the Partnership Agreement.

Ferrellgas maintains shelf registration statements for the issuance of common units, and other securities that may include deferred participation units, warrants and debt securities. Ferrellgas Partners’ partnership agreement allows the general partner to issue an unlimited number of additional Ferrellgas general and limited partner interests and other equity securities of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any unitholders.

During fiscal 2006, Ferrellgas Partners issued approximately 0.6 million common units, pursuant to purchase and non-competition agreements as a portion of the consideration paid for our acquisition of propane-related assets from third parties. See Note D — Business combinations — for further discussion about these acquisitions.

During June 2005, the outstanding senior units of Ferrellgas Partners, which were owned by JEF Capital, were converted into 3.9 million common units. Pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, as amended, the number of common units issued was equal to the sum of the liquidation preference of $40 per senior unit and any accumulated and unpaid senior unit distributions, divided by the market price of the common units of $20.83. Converted common units held directly or indirectly by Mr. Ferrell or a “related party,” as such term is defined in the Partnership Agreement of Ferrellgas Partners, may be voted upon even if the aggregate number of common units exceeds 20% of the then outstanding common units. This voting exemption does not apply if the converted common units are held by someone other than Mr. Ferrell or a “related party,” whether directly or indirectly. After the conversion of the senior units into common units, the provisions of the partnership agreement of Ferrellgas Partners relating to senior units are no longer applicable, including the restriction on Ferrellgas Partners’ ability to issue equity without first redeeming senior units.

During June 2005, Ferrellgas received proceeds of $42.3 million, net of issuance costs, pursuant to the issuance of 1.6 million common units in a public offering, 0.4 million common units purchased by Ferrell Companies and 0.1 million common units purchased by Malcolm McQuilkin, the general partner’s President of Direct Imports. Ferrellgas used the net proceeds, together with contributions made by the general partner of $0.9 million to maintain its effective 2% general partner interest in Ferrellgas, to reduce borrowings outstanding under the bank credit facility of the operating partnership.

During November 2004, Ferrellgas received proceeds of $39.8 million, net of issuance costs, pursuant to the issuance of 2.1 million common units in a private offering to a single unaffiliated purchaser. Ferrellgas used the net proceeds, together with contributions made by the general partner of $0.8 million to maintain its effective 2% general partner interest in Ferrellgas, to reduce borrowings outstanding under the bank credit facility of the operating partnership.

During August 2004, Ferrellgas received proceeds of $54.9 million, net of issuance costs, pursuant to the issuance of 2.9 million common units in a public offering. Ferrellgas used the net proceeds, together with contributions made by the general partner of $1.1 million to maintain its effective 2% general partnership interest in Ferrellgas, to reduce borrowings outstanding under the bank credit facility of the operating partnership.

L.	Derivatives

SFAS No. 133, as amended, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. Ferrellgas records changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Fair

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk.

Fluctuations in the wholesale cost of propane expose Ferrellgas to purchase price risk. Ferrellgas purchases propane at various prices that are eventually sold to its customers, exposing Ferrellgas to future product price fluctuations. Also, certain forecasted transactions expose Ferrellgas to purchase price risk. Ferrellgas monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. Ferrellgas uses derivative contracts to hedge a portion of its forecasted purchases for up to 24 months in the future. These derivatives are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted transaction impacts earnings. As of July 31, 2006 and 2005, Ferrellgas had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

	2006	2005

Fair value adjustment classified as OCI	$2,540	$70
Reclassification of net gains to statement of earnings	$(484)	$(1,772)

Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold — propane and other gas liquids sales. During fiscal 2006, 2005, and 2004, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. The fair value of the derivatives related to purchase price risk are classified on the consolidated balance sheets as other current assets. Ferrellgas expects to reclassify gains of approximately $2.1 million to earnings during the next fiscal year.

Ferrellgas did not enter into any risk management trading activities during fiscal 2006. Ferrellgas’ risk management trading activities included purchased and sold derivatives that were not designated as accounting hedges to manage other risks associated with commodity prices. The types of contracts utilized in these activities included energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. Ferrellgas utilized published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. The changes in fair value of these risk management trading activities were recognized as they occurred in cost of product sold in the consolidated statements of earnings. During fiscal 2006, 2005 and 2004, Ferrellgas recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $(0.1) million, $(9.7) million, and $0.5 million, respectively.

The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for fiscal 2006, 2005 and 2004.

	For the Year Ended July 31,
	2006	2005	2004

Net fair value of contracts outstanding at the beginning of the period	$116	$424	$(1,718)
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(116)	(9,672)	458
Fair value of new contracts entered into during the period	—	9,364	1,684

Unrealized gains in fair value of contracts outstanding at the end of the period	$—	$116	$424

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the following periods:

(In thousands)

For the year ended July 31, 2006	300
For the year ended July 31, 2005	10,717
For the year ended July 31, 2004	18,206

M.	Transactions with related parties

Reimbursable costs

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf, as well as general and administrative costs, are as follows:

	For the Year Ended July 31,
	2006	2005	2004

Reimbursable costs	$227,404	$231,635	$211,502

Partnership distributions

JEF Capital is beneficially owned by Mr. Ferrell and thus is an affiliate. Prior to their conversion into common units in June 2005, 100% of the senior units were directly owned by JEF Capital. See Note K — Partners’ capital — for further discussion about the conversion of the senior units to common units. Ferrellgas paid senior unit distributions of $9.3 million and $8.0 million to JEF Capital during fiscal 2005 and 2004, respectively. The increase in senior units distributions paid during fiscal 2005 was due to $1.3 million of accumulated and unpaid distributions on those senior units that were converted to common units on June 30, 2005.

Ferrellgas Partners has paid the following common unit distributions to related parties:

	For the Year Ended July 31,
	2006	2005	2004

Ferrell Companies	$36,378	$35,608	$35,608
FCI Trading	391	391	98
Ferrell Propane	102	102	102
Mr. Ferrell	8,464	419	162
general partner	1,222	1,080	838

On August 23, 2006, Ferrellgas declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane and Mr. Ferrell (indirectly) of $10.0 million, $0.1 million, $26 thousand and $2.1 million, respectively, that was paid on September 14, 2006.

See Note K — Partners’ capital — for disclosure of related party transactions among Ferrellgas, the general partner, JEF Capital and Mr. Ferrell in connection with the conversion of senior units into common units.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. Prior to 2006, Ferrellgas occasionally entered into transactions with Ferrell International in connection with Ferrellgas’ risk management activities and did so at market prices in accordance with Ferrellgas’ affiliate

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trading policy approved by the general partner’s Board of Directors. These transactions included forward, option and swap contracts and were all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing accounting services to Ferrell International:

	For the Year Ended July 31,
	2006	2005	2004

Net receipts (disbursements)	$—	$(2,699)	$328
Receipts from providing accounting services	37	40	40

These net purchases, sales and commodity derivative transactions with Ferrell International were classified as cost of product sold on the consolidated statements of earnings. There was $7 thousand and $0 due from Ferrell International at July 31, 2006 and 2005, respectively.

During September 2006, Ferrellgas authorized the payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim, a member of the general partner’s Board of Directors and Special Advisor to the Chief Executive Officer of the general partner.

See additional discussions about transactions with related parties in Note K — Partners’ capital.

N.	Contingencies and commitments

Litigation

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

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and credit facilities. See Note J — Long-term debt — for a description of these debt obligations and a schedule of future maturities.

Operating lease commitments and buyouts

Ferrellgas leases certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas’ third-party leases with terms in excess of one year for the periods indicated. These arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks.

Ferrellgas is required to recognize a liability for the fair value of guarantees issued after December 31, 2002. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be required to pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $1.1 million as of July 31, 2006. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $12.8 million. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2006:

	Future Minimum Rental and Buyout Amounts by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter

Operating lease obligations	$33,390	$27,809	$19,280	$12,606	$7,585	$16,666
Operating lease buyouts	$8,462	$2,851	$6,340	$3,505	$4,498	$1,887

Certain property and equipment is leased under noncancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $45.3 million, $40.9 million, and $27.0 million for fiscal 2006, 2005, and 2004, respectively.

O.	Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $10.3 million, $12.3 million and $7.9 million during fiscal 2006, 2005 and 2004, respectively. The non-cash compensation charge increased during fiscal 2005 due to additional shares being allocated to employee accounts in lieu of the suspension of matching cash contributions to employees’ 401(k) accounts from February 1, 2005 to July 31, 2005, as well as an increase in the fair value of the Ferrell Companies shares allocated to employees. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, Ferrellgas suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2006, 2005, and 2004, were $2.6 million, $1.6 million, and $3.1 million, respectively, under the 401(k) provisions. Ferrellgas suspended matching contributions from February 1, 2005 through July 31, 2005. On August 1, 2005, Ferrellgas reinstated the matching contribution to employees’ 401(k) accounts.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2006, 2005 and 2004, other comprehensive income and other liabilities were adjusted by $20 thousand, $(0.3) million and $(0.9) million, respectively, because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

P.	Earnings per common unit

In fiscal 2006, 2005 and 2004, 27 thousand, 41 thousand, and 100 thousand unit options, respectively, were considered dilutive, however, these additional units caused less than a $0.01 change between the basic and dilutive earnings per common unit. Below is a calculation of the basic and diluted earnings per common unit in the consolidated statements of earnings for the periods indicated. For diluted earnings per common unit purposes, the senior units were excluded as they were considered contingently issuable common units for which all necessary conditions for their issuance had not been satisfied as of the end fiscal 2004. See Note K — Partner’s capital — for further discussion of the conversion of senior units to common units. Distributions to the senior unitholder decreased net earnings available to common unitholders.

In accordance with EITF 03-6, “Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings per Share,” Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months ending January 31. There was not a dilutive effect from EITF 03-6 on basic net earnings per common unit for total earnings for fiscal 2006, 2005 and 2004.

In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the Year Ended July 31,
	2006	2005	2004

Net earnings (loss) available to common unitholders before discontinued operations	$24,759	$(22,453)	$12,399
Earnings from discontinued operations (including gain on sale in 2005 of $97,001), net of minority interest and general partner interest of $2,105 and $163 in 2005 and 2004, respectively	—	103,147	7,968

Net earnings available to common unitholders	$24,759	$80,694	$20,367

Weighted average common units outstanding (in thousands)	60,459.5	53,945.4	41,419.2
Basic and diluted earnings per common unit:
Net earnings (loss) available to common unitholders before discontinued operations	$0.41	$(0.41)	$0.30
Earnings from discontinued operations (including gain sale in 2005 of $97,001), net of minority interest and general partner interest of $2,105 and $163 in 2005 and 2004, respectively	—	1.91	0.19

Net earnings available to common unitholders	$0.41	$1.50	$0.49

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of net earnings (loss) available to common unitholders by quarter do not equal the total net earnings available to common unitholders for the year due to the effect of EITF 03-6 on quarterly computations of earnings available to common unitholders in the second quarter of fiscal 2006 and in the second and fourth quarters of fiscal 2005. See Note P — Earnings per common unit — for further discussion of this calculation. The sum of net earnings (loss) per common unit by quarter may not equal the net earnings (loss) per common unit for the year due to variations in the weighted average units outstanding used in computing such amounts. Additionally, all periods presented have been adjusted to reflect the reclassification of discontinued operations.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

For the year ended July 31, 2006
Revenues	$385,598	$652,568	$526,026	$331,278
Gross profit (exclusive of depreciation, shown with amortization)	127,596	220,839	194,343	121,065
Net earnings (loss)	(25,768)	58,064	30,941	(38,228)
Net earnings (loss) available to common unitholders	(25,510)	51,459	30,632	(37,846)
Basic and diluted earnings (loss) per common unit available to common unitholders	$(0.42)	$0.85	$0.51	$(0.62)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

For the year ended July 31, 2005
Revenues	$343,772	$621,891	$492,101	$296,350
Gross profit (exclusive of depreciation, shown with amortization)	112,540	217,267	177,750	106,259
Earnings (loss) from continuing operations before discontinued operations	(36,774)	53,522	18,267	(50,390)
Earnings from discontinued operations net of minority interest	1,785	3,596	1,781	97,027
Net earnings (loss)	(34,989)	57,118	20,048	46,637
Net earnings (loss) available to common unitholders	(36,613)	47,529	17,873	42,168
Basic and diluted earnings (loss) per common unit:
From continuing operations available to common unitholders	$(0.74)	$0.81	$0.30	$(0.91)
From discontinued operations available to common unitholders	0.03	0.07	0.03	1.66

Basic and diluted earnings (loss) per common unit available to common unitholders	$(0.71)	$0.88	$0.33	$0.75

R.	Subsequent events

On August 18, 2006, the operating partnership executed a Commitment Increase Agreement to its Fifth Amended and Restated Credit Agreement dated April 22, 2005 increasing the borrowing capacity available under the unsecured bank credit facility from $365.0 million to $375.0 million.

On August 29, 2006, Ferrellgas received proceeds of $44.1 million, net of issuance costs, from the issuance of 1.9 million common units to Ferrell Companies pursuant to Ferrellgas’ Direct Investment Plan. Ferrellgas used the net proceeds to reduce borrowings outstanding under the unsecured bank credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Partners Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.) as of July 31, 2006 and 2005, and the related statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006. These financial statements are the responsibility of Ferrellgas Partners Finance Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Ferrellgas Partners Finance Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Ferrellgas Partners Finance Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 9, 2006

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31,
	2006	2005

ASSETS
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	3,713	3,282
Accumulated deficit	(3,713)	(3,282)

Total stockholder’s equity	$1,000	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2006	2005	2004

Revenues	$—	$—	$—
General and administrative expense	431	416	403

Net loss	$(431)	$(416)	$(403)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Shares	Dollars	Capital	Deficit	Equity

July 31, 2003	1,000	$1,000	$2,463	$(2,463)	$1,000
Capital contribution	—	—	403	—	403
Net loss	—	—	—	(403)	(403)

July 31, 2004	1,000	1,000	2,866	(2,866)	1,000
Capital contribution	—	—	416	—	416
Net loss	—	—	—	(416)	(416)

July 31, 2005	1,000	1,000	3,282	(3,282)	1,000
Capital contribution	—	—	431	—	431
Net loss	—	—	—	(431)	(431)

July 31, 2006	1,000	$1,000	$3,713	$(3,713)	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(431)	$(416)	$(403)

Cash used by operating activities	(431)	(416)	(403)

Cash flows from financing activities:
Capital contribution	431	416	403

Cash provided by financing activities	431	416	403

Change in cash	—	—	—
Cash — beginning of year	1,000	1,000	1,000

Cash — end of year	$1,000	$1,000	$1,000

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

On September 24, 2002, the Partnership issued $170.0 million of 8 3/4% senior notes due 2012. On December 18, 2002, the Partnership issued an additional $48.0 million of 8 3/4% senior notes due 2012.

The Finance Corp. serves as a co-obligor for the senior notes.

C.	Income taxes

Income taxes have been computed separately as the Finance Corp. files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $1,463 associated with the current year net operating loss carryforward of $3,761, which expires at various dates through July 31, 2026, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2006, 2005 or 2004, and there is no net deferred tax asset as of July 31, 2006 and 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) as of July 31, 2006 and 2005, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Ferrellgas’ management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ferrellgas’ internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Ferrellgas’ internal control over financial reporting and an unqualified opinion on the effectiveness of Ferrellgas’ internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 9, 2006

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$14,875	$20,191
Accounts and notes receivable (net of allowance for doubtful accounts of $5,628 and $3,764 in 2006 and 2005, respectively)	116,369	107,778
Inventories	154,613	97,743
Prepaid expenses and other current assets	14,664	12,121

Total current assets	300,521	237,833
Property, plant and equipment, net	740,101	766,765
Goodwill	246,050	234,142
Intangible assets, net	248,546	255,277
Other assets, net	8,833	10,254

Total assets	$1,544,051	$1,504,271

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$128,049	$108,667
Short-term borrowings	52,647	19,800
Other current liabilities	90,951	68,288

Total current liabilities	271,647	196,755
Long-term debt	713,316	678,367
Other liabilities	19,178	20,162
Contingencies and commitments (Note N)	—	—
Partners’ capital
Limited partner	533,095	603,448
General partner	5,435	6,151
Accumulated other comprehensive income (loss)	1,380	(612)

Total partners’ capital	539,910	608,987

Total liabilities and partners’ capital	$1,544,051	$1,504,271

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2006	2005	2004
	(In thousands)

Revenues:
Propane and other gas liquids sales	$1,697,940	$1,592,325	$1,210,564
Other	197,530	161,789	97,822

Total revenues	1,895,470	1,754,114	1,308,386
Cost of product sold (exclusive of depreciation, shown with amortization below)
Propane and other gas liquids sales	1,109,177	1,052,005	730,377
Other	122,450	88,293	36,027

Gross profit	663,843	613,816	541,982
Operating expense	374,585	365,866	322,994
Depreciation and amortization expense	84,953	83,060	56,111
General and administrative expense	47,689	42,342	34,532
Equipment lease expense	27,320	25,495	19,652
Employee stock ownership plan compensation charge	10,277	12,266	7,892
Loss on disposal of assets and other	7,539	8,673	7,133

Operating income	111,480	76,114	93,668
Interest expense	(60,537)	(67,430)	(54,242)
Interest income	2,046	1,891	1,582

Earnings before income taxes and discontinued operations	52,989	10,575	41,008
Income tax expense (benefit)	3,524	1,447	(402)

Earnings from continuing operations before discontinued operations	49,465	9,128	41,410
Earnings from discontinued operations (including gain on sale in 2005 of $97,001)	—	105,252	8,131

Net earnings	$49,465	$114,380	$49,541

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

			Accumulated Other
			Comprehensive Income (Loss)
				Currency		Total
	Limited	General	Risk	Translation	Pension	Partners’
	Partner	Partner	Management	Adjustments	Liability	Capital
	(In thousands)

July 31, 2003	$231,420	$2,363	$—	$—	$(1,968)	$231,815
Contributions in connection with ESOP compensation charge	7,812	80	—	—	—	7,892
Quarterly distributions	(110,958)	(1,133)	—	—	—	(112,091)
Cash contributed by Ferrellgas Partners and the general partner	88,937	907	—	—	—	89,844
Net assets contributed by Ferrellgas Partners and the general partner in connection with acquisitions	203,794	2,074	—	—	—	205,868
Comprehensive income:
Net earnings	49,041	500	—	—	—	49,541
Other comprehensive income:
Net earnings on risk management derivatives	—	—	1,911	—	—
Reclassification of derivatives to earnings	—	—	(139)	—	—
Foreign currency translation adjustments				16
Pension liability adjustment	—	—	—	—	910	2,698

Comprehensive income						52,239

July 31, 2004	470,046	4,791	1,772	16	(1,058)	475,567
Contributions in connection with ESOP compensation charge	12,142	124	—	—	—	12,266
Quarterly distributions	(137,643)	(1,406)	—	—	—	(139,049)
Cash contributed by Ferrellgas Partners and the general partner	138,540	1,413	—	—	—	139,953
Net assets contributed by Ferrellgas Partners and the general partner in connection with acquisitions	7,138	74	—	—	—	7,212
Comprehensive income (loss):
Net earnings	113,225	1,155	—	—	—	114,380
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	70	—	—
Reclassification of derivatives to earnings	—	—	(1,772)	—	—
Foreign currency translation adjustments				49
Pension liability adjustment	—	—	—	—	311	(1,342)

Comprehensive income						113,038

July 31, 2005	603,448	6,151	70	65	(747)	608,987
Contributions in connection with ESOP and stock-based compensation charges	12,016	124	—	—	—	12,140
Quarterly distributions	(145,938)	(1,489)	—	—	—	(147,427)
Cash contributed by Ferrellgas Partners and the general partner	1,538	16	—	—	—	1,554
Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	13,066	133	—	—	—	13,199
Comprehensive income (loss):
Net earnings	48,965	500	—	—	—	49,465
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	2,540	—	—
Reclassification of derivatives to earnings	—	—	(484)	—	—
Foreign currency translation adjustments	—	—	—	(29)	—
Tax effect on foreign currency translation adjustments				(15)
Pension liability adjustment	—	—	—	—	(20)	1,992

Comprehensive income						51,457

July 31, 2006	$533,095	$5,435	$2,126	$21	$(767)	$539,910

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings	$49,465	$114,380	$49,541
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	84,953	84,249	57,115
Employee stock ownership plan compensation charge	10,277	12,266	7,892
Stock-based compensation charge	1,863	—	—
Loss (gain) on disposal of assets and discontinued operations	1,188	(91,494)	6,120
Loss on transfer of accounts receivable related to the accounts receivable securitization	10,075	5,894	2,454
Other	6,204	1,130	5,459
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(20,412)	(43,246)	(24,943)
Inventories	(57,334)	(2,421)	(5,264)
Prepaid expenses and other current assets	(2,293)	(2,443)	(102)
Accounts payable	19,621	4,505	17,227
Accrued interest expense	472	(4,662)	4,868
Other current liabilities	7,610	(4,963)	(12,928)
Other liabilities	1,061	323	890
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	107,000	114,400	30,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,184,987	981,256	627,389
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,287,987)	(1,051,356)	(669,689)

Net cash provided by operating activities	116,750	117,818	96,029

Cash flows from investing activities:
Cash paid for assumed merger and related obligations	—	—	(343,414)
Business acquisitions, net of cash acquired	(21,342)	(23,779)	(40,960)
Cash paid for acquisition transaction fees	—	—	(1,476)
Capital expenditures — technology initiative	(915)	(10,466)	(8,688)
Capital expenditures — other	(42,451)	(42,348)	(32,692)
Proceeds from sale of discontinued operations	—	144,000	—
Proceeds from asset sales	18,950	11,948	5,766
Other	(5,656)	(2,891)	(4,023)

Net cash provided by (used in) investing activities	(51,414)	76,464	(425,487)

Cash flows from financing activities:
Distributions	(147,427)	(141,084)	(112,092)
Contributions from partners	1,554	140,026	282,374
Proceeds from increase in long-term debt	45,453	—	262,423
Reductions in long-term debt	(3,050)	(205,354)	(50,256)
Net additions (reductions) to short-term borrowings	32,847	19,800	(43,719)
Cash paid for financing costs	—	(1,323)	(6,353)
Other	—	44	—

Net cash provided by (used in) financing activities	(70,623)	(187,891)	332,377

Effect of exchange rate changes on cash	(29)	49	16
Increase (decrease) in cash and cash equivalents	(5,316)	6,440	2,935
Cash and cash equivalents — beginning of period	20,191	13,751	10,816

Cash and cash equivalents — end of period	$14,875	$20,191	$13,751

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$58,141	$69,847	$47,325

Income taxes	$990	$1,359	$—

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise designated)

A.	Partnership organization and formation

Ferrellgas, L.P. was formed on April 22, 1994, and is a Delaware limited partnership. Ferrellgas, L.P. owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in and consolidates Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”) holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P. Ferrellgas Partners and Ferrellgas, L.P. are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

Ferrell Companies is wholly-owned by a leveraged employee stock ownership trust (“ESOT”) established pursuant to the Ferrell Companies Employee Stock Ownership Plan (“ESOP”). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas, L.P. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees’ ESOP accounts.

Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas, L.P.

B.	Summary of significant accounting policies

(1) Nature of operations:  Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies primarily in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada.

(2) Accounting estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value allowance for doubtful accounts, valuation methods of derivative commodity contracts and valuation methods of stock and unit-based compensation expense calculation.

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

(4) Cash and cash equivalents and non-cash activities:  For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to business combinations, accounts receivable securitization and transactions with related parties as disclosed in Note D — Business combinations, Note H — Accounts receivable securitization — and Note M — Transactions with related parties, respectively.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Ferrellgas, L.P. determines the fair value of its retained interests based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, therefore the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas L.P.’s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note H — Accounts receivable securitization — for further discussion of these transactions.

(7) Property, plant and equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that are (i) greater than $1 thousand, (ii) upgrade, replace or completely rebuild major mechanical components and (iii) extend the original book life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note G — Supplemental financial statement information — for further discussion of property, plant and equipment.

(8) Goodwill:  Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually on January 31, or more frequently if circumstances dictate, and if impaired, written off against earnings at that time. Ferrellgas, L.P. has not recognized any impairment losses as a result of these tests. For purposes of Ferrellgas, L.P.’s goodwill impairment test, Ferrellgas, L.P. has determined that it has one reporting unit. Ferrellgas, L.P. assesses the carrying value of goodwill at its reporting unit based on an estimate of the fair value of the reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into consideration the quoted market price of Ferrellgas Partners’ common units.

(9) Intangible assets:  Intangible assets with finite lives, consisting primarily of customer lists, noncompete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using a straight-line method over periods ranging from two to 15 years. Tradenames and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas, L.P. tests indefinite lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas, L.P. has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note I — Goodwill and intangible assets, net — for further discussion of intangible assets.

(10) Derivatives and Hedging Activities:  Ferrellgas, L.P.’s overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge exposures to product purchase price risk. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of derivatives used to hedge our risks fluctuates over time. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in our risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instruments change in fair value is recognized in cost of product sold propane and other gas liquids sales in the consolidated statement of earnings. Ferrellgas, L.P. also enters into derivative contracts that qualify for the normal purchases and normal sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.

(11) Revenue recognition:  Revenues from the distribution of propane and other gas liquids are recognized by Ferrellgas, L.P. at the time product is delivered to its customers. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue.

(12) Shipping and handling expenses:  Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within depreciation and amortization expense. Delivery vehicles and distribution technology leased by Ferrellgas, L.P. are classified within equipment lease expense. See Note G — Supplemental financial statement information — for the financial statement presentation of shipping and handling expenses.

(13) Cost of product sold:  Cost of product sold — propane and other gas liquids sales includes all costs to acquire propane and other gas liquids, including the results from risk management activities related to supply procurement and transportation, the costs of storing and transporting inventory prior to delivery to Ferrellgas L.P.’s customers and the costs related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. Cost of product sold — other primarily includes costs related to the sale of propane appliances and equipment.

(14) Operating expenses:  Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(15) General and administrative expenses:  General and administrative expenses primarily include personnel and incentive expense related to executives and employees and other overhead expense related to centralized corporate functions.

(16) Income taxes:  Ferrellgas, L.P. is a limited partnership and owns six subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect income taxes related to the above mentioned taxable corporations. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement.

(17) Sales taxes:  Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Segment information:  Ferrellgas, L.P. is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(19) New accounting standards:

SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Ferrellgas, L.P. adopted this standard on August 1, 2005. See Note C — Unit and stock-based compensation.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS No. 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. Ferrellgas, L.P. has evaluated this statement and does not believe it will have a material effect on Ferrellgas, L.P.’s financial position, results of operations and cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. Ferrellgas, L.P. has evaluated this statement and does not believe it will have a material effect on Ferrellgas, L.P.’s financial position, results of operations and cash flows.

EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-3 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Ferrellgas, L.P. adopted EITF 04-13 during fiscal 2006, without a material effect on its financial position, results of operations and cash flows.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. Ferrellgas, L.P. is currently evaluating FIN 48 and does not believe it will have a material effect on its financial position, results of operations and cash flows.

(20) Reclassifications:  Certain reclassifications have been made to prior fiscal years’ consolidated financial statements to conform to the current fiscal year’s presentation.

C.	Unit and stock-based compensation

Ferrellgas, L.P. has no unit or stock-based compensation plans and is not required to adopt SFAS 123(R). However, in accordance with the partnership agreements of Ferrellgas Partners and Ferrellgas, L.P., all employee-related costs incurred by Ferrellgas Partners and Ferrell Companies are allocated to Ferrellgas, L.P. On August 1, 2005 Ferrellgas Partners and Ferrell Companies adopted SFAS 123(R) and now account for their respective unit and stock-based compensation plans in accordance with that standard. As a result, Ferrellgas, L.P. now incurs a non-cash compensation charge from Ferrellgas Partners and Ferrell Companies as they account for these plans in accordance with SFAS 123(R).

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the Year
Ended July 31,
2006

Operating expense	$438
General and administrative expense	1,425

$1,863

Ferrellgas Partners and Ferrell Companies adopted SFAS 123(R) using the modified prospective application method. Under this method, SFAS 123(R)applies to new awards and to awards modified, repurchased, or cancelled after the adoption date of August 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of August 1, 2005 will be recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the fair value of those awards as of the grant-date as was calculated for pro forma disclosures under SFAS 123. The compensation cost for those earlier awards is attributed to periods beginning on or after August 1, 2005, using the attribution method that was used under SFAS 123.

Had compensation cost for Ferrellgas Partners’ and Ferrell Companies’ plans been recognized in Ferrellgas, L.P.’s consolidated statement of earnings for the years ended July 31, 2005 and 2004, net earnings would have been adjusted as noted in the table below:

	For the Year
	Ended July 31,
	2005	2004

Net earnings, as reported	$114,380	$49,541
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(250)	(1,133)

Pro forma net earnings	$114,130	$48,408

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. There have been no awards granted pursuant to the UOP since fiscal 2001. During the year ended July 31, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.3 million. As of July 31, 2006, all options outstanding are fully vested.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies.. The ICP stock options vest ratably over periods ranging from three to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the retirement of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. During the year ended July 31, 2006, the portion of the total non-cash compensation charge relating to the ICP was $1.6 million.

D.	Business combinations

Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of the acquisition.

During fiscal 2006, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $38.7 million in the following 11 transactions:

•	Norwest Propane, Inc., based in Washington, acquired September 2005;

•	Eastern Fuels, Inc., based in North Carolina, acquired November 2005;

•	Petro Star, Corp., based in New York, acquired December 2005;

•	Titan Propane, LLC (selected cylinder exchange assets), based in New York and New Jersey, acquired February 2006;

•	Empire Propane Cylinder, Inc., based in New York, acquired in February 2006;

•	United Energy, Inc., based in Ohio, acquired March 2006;

•	Cal’s Propane Service, Inc., based in Oregon, acquired April 2006;

•	Gaines Propane, Inc., based in Tennessee, acquired April 2006;

•	Hometown Gas, Inc., based in Florida, acquired April 2006;

•	Denman Cylinder Exchange, Ltd. and The Denman Company, Ltd. based in Texas, acquired May 2006; and

•	Hampton Gas Company, Inc., based in South Carolina, acquired May 2006.

These acquisitions were funded by $21.3 million in cash payments, the contribution of net assets of $13.2 million from Ferrellgas Partners and the issuance of $4.2 million of liabilities, which includes $1.8 million of contingent consideration.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate values of these 11 transactions were allocated as follows:

Current assets	$689
Customer tanks, buildings and land	9,640
Non-compete agreements	5,598
Customer lists	9,586
Goodwill	13,218
Other assets	15

$38,746

The estimated fair values and useful lives of assets acquired are based on a preliminary internal valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired.

During fiscal 2005, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $31.7 million in the following seven transactions:

•	Kamp’s Propane, Inc. (selected cylinder exchange assets), based in California, acquired August 2004;

•	Suburban Propane’s Upper Midwest Retail Operations, based in Minnesota, North Dakota and Wisconsin, acquired September 2004;

•	Basin Propane, based in Washington, acquired September 2004;

•	Econogas Service, Inc., based in Iowa, acquired September 2004;

•	Land Propane Gas Service, based in Kentucky, acquired September 2004;

•	Parsons Gas & Appliance, Inc., Parsons Gas, Inc., and Dave’s Gas, Inc., based in Kentucky, acquired December 2004; and

•	Commercial Propane Corporation, based in Wisconsin, acquired January 2005.

These acquisitions were funded by $23.8 million of cash payments, the contribution of net assets of $7.0 million from Ferrellgas Partners and the issuance of $0.9 million of liabilities.

The aggregate values of these seven transactions were allocated as follows:

Customer tanks, buildings and land	$12,358
Non-compete agreements	2,914
Customer lists	12,690
Goodwill	4,016
Other assets	453
Current liabilities	(749)

$31,682

The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments during the 12 month period after the date of acquisition.

During fiscal 2004, Ferrellgas, L.P. completed one material business combination, referred to as the Blue Rhino contribution (see discussion below), and acquired propane distribution assets in the following ten transactions:

•	Chapman’s Propane Co., Inc., based in Illinois, acquired August 2003;

•	Bud’s Propane Service, Inc., based in Oregon, acquired September 2003;

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Prairie Land Coop, based in Iowa, acquired October 2003;

•	Aeropres Propane, Inc., based in Louisiana and Arkansas, acquired December 2003;

•	Suburban Propane’s Midwest Retail Operations, based in Texas, Oklahoma, Missouri and Kansas, acquired January 2004;

•	Crow’s LP Gas Co., based in Iowa, acquired March 2004;

•	Hilltop Supply Company, based in Southern California, acquired March 2004;

•	Blue Ribbon Propane, based in Canada, acquired May 2004;

•	C. Barron & Sons, Inc., based in Michigan, acquired June 2004; and

•	Tri-Counties Gas Companies, based in Northern California, acquired July 2004.

These acquisitions were funded by $41.0 million in cash payments, the contribution of net assets of $1.5 million from Ferrellgas Partners and $0.8 million of notes payable to the seller.

The aggregate values of these ten transactions were allocated as follows:

Customer tanks, buildings and land	$24,576
Non-compete agreements	4,306
Customer lists	14,183
Goodwill	244
Other	(16)

$43,293

The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments during the 12 month period after the date of acquisition.

Blue Rhino contribution

On April 20, 2004, FCI Trading Corp. (“FCI Trading”), an affiliate of the general partner, acquired all of the outstanding common stock of Blue Rhino Corporation in an all-cash merger. Pursuant to an Agreement and Plan of Merger dated February 8, 2005, a subsidiary of FCI Trading merged with and into Blue Rhino Corporation whereby the then current stockholders of Blue Rhino Corporation were granted the right to receive a payment from FCI Trading of $17.00 in cash for each share of Blue Rhino Corporation common stock outstanding on April 20, 2004. FCI Trading thereafter became the sole stockholder of Blue Rhino Corporation and immediately after the merger, FCI Trading converted Blue Rhino Corporation into a limited liability company, Blue Rhino, LLC.

In a non-cash contribution, pursuant to a Contribution Agreement dated February 8, 2004, FCI Trading contributed on April 21, 2004 all of the membership interests in Blue Rhino, LLC to Ferrellgas, L.P. through a series of transactions and Ferrellgas, L.P. assumed FCI Trading’s obligation under the Agreement and Plan of Merger to pay the $17.00 per share to the former stockholders of Blue Rhino Corporation together with other specifications, as detailed in the following table:

Assumption of obligations under the contribution agreement	$343,414
Common units and general partner interest issued	11,850
Assumption of Blue Rhino’s bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	19,394

$418,377

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In consideration of this contribution, Ferrellgas Partners issued 195,686 common units to FCI Trading. Both Ferrellgas Partners and FCI Trading have agreed to indemnify the general partner from any damage incurred by the general partners in connection with the assumption of any of the obligations described above. Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino, LLC merged with and into Ferrellgas, L.P. The former operations of Blue Rhino, LLC will hereafter be referred to as “Blue Rhino.”

In addition to the payment of $17.00 per share to the former stockholders of Blue Rhino Corporation, each vested stock option and warrant that permitted its holder to purchase common stock of Blue Rhino Corporation that was outstanding immediately prior to the merger was converted into the right to receive a cash payment from Blue Rhino Corporation equal to the difference between $17.00 per share and the applicable exercise price of the stock option or warrant. Unvested options and warrants not otherwise subject to automatic accelerated vesting upon a change in control vested on a pro rata basis through April 19, 2004, based on their original vesting date. The total payment to the former Blue Rhino Corporation shareholders of all common stock outstanding on April 20, 2004 and for those Blue Rhino Corporation options and warrants then outstanding was $343.4 million.

Prior to this contribution, Blue Rhino Corporation was the leading national provider of propane by portable tank exchange as well as a leading supplier of complementary propane and non-propane products to consumers through many of the nation’s largest retailers.

During fiscal 2005, Ferrellgas, L.P. completed its valuation and allocation of the purchase price related to the Blue Rhino contribution. The purchase price was increased by $3.6 million due to the final valuation of property, plant and equipment received in the acquisition. The results of operations from this business combination is included in Ferrellgas’ consolidated financial statements from the date of the business combination.

The aggregate value of the Blue Rhino contribution was allocated as follows:

Current assets	$53,912
Customer tanks, buildings and land	96,160
Trademarks and tradenames	59,000
Non-compete agreements	3,300
Customer lists	95,500
Goodwill	136,408
Other intangibles	5,300
Other assets	1,375
Current liabilities	(32,578)

$418,377

Management determined the estimated fair value and useful lives of assets and liabilities acquired with the assistance of an independent third-party valuation.

Ferrellgas L.P.’s valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $136.4 million. This valuation of goodwill was based on Ferrellgas’ belief that the contributions of Blue Rhino will be beneficial to Ferrellgas L.P.’s and Blue Rhino’s operations as Blue Rhino’s counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas, L.P. with the ability to better utilize its seasonal resources to complement Ferrellgas, L.P.’s retail distribution locations with Blue Rhino’s existing distributor network.

The results of operations of Blue Rhino are included in the consolidated statements of earnings from the date of acquisition.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of operations

The following summarized unaudited pro forma results of operations for fiscal 2004, assumes that the Blue Rhino contribution had occurred as of the beginning of the period presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas, L.P. had completed the Blue Rhino contribution as of the beginning of the periods presented or (ii) the results that will be attained in the future. Items not included in the reported pro forma results of operations for fiscal 2004, are $3.3 million of nonrecurring charges incurred by Blue Rhino Corporation in the period from February 1, 2004 through April 20, 2004, that are directly attributable to the Blue Rhino contribution.

For the Year
Ended July 31,
2004

Revenues	$1,470,529
Earnings before discontinued operations	$25,663
Net earnings	$33,794

E.	Discontinued operations

During July 2005, Ferrellgas, L.P. sold its wholesale storage business which consisted of non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah for $144.0 million in cash, before $1.9 million of fees and expenses. Ferrellgas, L.P. recorded a gain of $97.0 million on the sale. The assets consisted of underground storage facilities and rail and pipeline-to-truck terminals. Ferrellgas, L.P. considers the sale of these assets to be discontinued operations. Therefore, Ferrellgas, L.P. has reported results of operations from these assets as discontinued operations for all periods presented on the consolidated statements of earnings.

Earnings from discontinued operations consist of the following:

	For the Year Ended July 31,
	2006	2005	2004

Total revenues	$—	$89,339	$70,995
Cost of product sold (exclusive of depreciation, shown with amortization below):
Propane and other gas liquids sales	—	77,407	59,441

Gross profit	—	11,932	11,554
Operating expense	—	2,506	2,362
Depreciation and amortization expense	—	1,189	1,004
Equipment lease expense	—	22	22
Loss on disposal of assets and other	—	(36)	35

Earnings before income taxes and discontinued operations	—	8,251	8,131
Gain on sale of discontinued operations	—	97,001	—

Earnings from discontinued operations	$—	$105,252	$8,131

A test of goodwill related to remaining operations did not indicate an impairment.

F.	Quarterly distributions of available cash

Ferrellgas, L.P. makes quarterly cash distributions of all of its “available cash.” Available cash is defined in the partnership agreement of Ferrellgas, L.P. as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are retained in order to provide for the proper conduct of Ferrellgas, L.P.’s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April, and July.

Distributions by Ferrellgas, L.P. in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made approximately 99% to Ferrellgas Partners and approximately 1% to the general partner.

G.	Supplemental financial statement information

Inventories consist of:

	2006	2005

Propane gas and related products	$130,644	$70,380
Appliances, parts and supplies	23,969	27,363

	$154,613	$97,743

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of July 31, 2006, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 48.5 million gallons of propane at fixed prices.

Property, plant and equipment consist of:

	Estimated
	Useful Lives	2006	2005

Land	Indefinite	$31,963	$32,619
Land improvements	2-20	10,313	10,139
Buildings and improvements	20	60,548	61,192
Vehicles, including transport trailers	8-20	86,787	90,215
Bulk equipment and district facilities	5-30	95,986	96,047
Tanks and customer equipment	2-30	756,134	743,067
Computer and office equipment	2-5	108,102	104,773
Construction in progress	n/a	6,608	8,136

		1,156,441	1,146,188
Less: accumulated depreciation		416,340	379,423

		$740,101	$766,765

Depreciation expense totaled $62.7 million, $61.3 million and $41.2 million for fiscal 2006, 2005 and 2004, respectively.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities consist of:

	2006	2005

Accrued interest	$21,804	$21,332
Accrued payroll	18,724	13,816
Accrued insurance	10,062	8,627
Current portion of long-term debt	14,758	2,502
Other	25,603	22,011

	$90,951	$68,288

Loss on disposal of assets and other consist of:

	For the Year Ended July 31,
	2006	2005	2004

Loss on disposal of assets	$1,188	$5,543	$6,085
Loss on transfer of accounts receivable related to the accounts receivable securitization	10,075	5,894	2,454
Service income related to the accounts receivable securitization	(3,724)	(2,764)	(1,406)

Loss on disposal of assets and other	$7,539	$8,673	$7,133

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the Year Ended July 31,
	2006	2005	2004

Operating expense	$148,125	$156,072	$136,768
Depreciation and amortization expense	5,837	6,427	6,396
Equipment lease expense	24,356	23,313	15,232

	$178,318	$185,812	$158,396

H.	Accounts receivable securitization

Ferrellgas, L.P. participates in an accounts receivable securitization facility. As part of this renewable 364-day facility, Ferrellgas, L.P. transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectibility of these receivables. Ferrellgas, L.P. structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction and to comply with Ferrellgas L.P.’s various debt covenants. If the covenants are compromised, funding from the facility would be restricted or suspended, or its costs could increase. As a servicer, Ferrellgas, L.P. remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas, L.P. renewed the facility with JP Morgan Chase Bank, N.A. and Fifth Third Bank for an additional 364-day commitment on June 6, 2006.

Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following items:

	2006	2005

Retained interest	$16,373	$15,710
Accounts receivable transferred	$87,500	$82,500

The retained interest was classified as accounts and notes receivable on the consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $12.5 million of its trade accounts receivable at July 31, 2006.

Other accounts receivable securitization disclosures consist of the following items:

	For the Year Ended July 31,
	2006	2005	2004

Net non-cash activity	$2,579	$1,101	$664
Bad debt expense	$618	$466	$289

The net non-cash activity reported in the consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 6.0% and 4.3% as of July 31, 2006 and 2005, respectively.

I.	Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2006			July 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

GOODWILL, NET	$246,050	—	$246,050	$234,142	—	$234,142
INTANGIBLE ASSETS, NET
Amortized intangible assets
Customer lists	$345,103	$(171,721)	$173,382	$335,557	$(155,281)	$180,276
Non-compete agreements	40,921	(27,605)	13,316	34,270	(21,803)	12,467
Other	5,340	(2,590)	2,750	5,470	(2,010)	3,460

	391,364	(201,916)	189,448	375,297	(179,094)	196,203
Unamortized intangible assets
Tradenames & trademarks	59,098	—	59,098	59,074	—	59,074

Total intangible assets, net	$450,462	$(201,916)	$248,546	$434,371	$(179,094)	$255,277

During fiscal 2006, goodwill increased $13.2 million due to goodwill acquired in acquisitions; see Note D — Business combinations for further discussion about these transactions. Goodwill decreased $1.3 million primarily due to goodwill assigned to insignificant divestitures.

During fiscal 2005, Ferrellgas, L.P. acquired $4.0 million of goodwill resulting from the Kamps acquisition. Goodwill decreased $31.2 million due to goodwill assigned to discontinued operations. See Note D — Business combinations — and Note E — Discontinued operations — for further discussion about these transactions.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer lists have estimated lives of 15 years, while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas L.P. intends to utilize all acquired trademarks and tradenames and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and tradenames have indefinite useful lives.

Aggregate amortization expense:

For the Year Ended July 31,

2006	$22,256
2005	22,987
2004	15,893

Estimated amortization expense:

For the Year Ended July 31,

2007	$21,579
2008	19,649
2009	18,621
2010	17,547
2011	17,386

J.	Long-term debt

Long-term debt consists of:

	2005	2005

Senior notes
Fixed rate, Series B-E, ranging from 7.08% to 7.42%, due 2006-2013(1)	$241,000	$241,000
Fixed rate, Series A-C, ranging from 8.68% to 8.87%, due 2006-2009(2)	184,000	184,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $700 and $791 at 2006 and 2005, respectively(3)	249,300	249,209
Credit agreement, variable interest rates, expiring 2010	45,453	—
Notes payable, 7.4% and 7.2% weighted average interest rates in 2006 and 2005, respectively, due 2006 to 2016, net of unamortized discount of $1,436 and $747 at 2006 and 2005, respectively	8,238	6,440
Capital lease obligations	83	220

	728,074	680,869
Less: current portion, included in other current liabilities on the consolidated balance sheets	14,758	2,502

	$713,316	$678,367

(1)	Ferrellgas, L.P.’s fixed rate senior notes, issued in August 1998, are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series B, C, D and E notes are due on August 1, 2006, 2008, 2010, and 2013, respectively. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(2)	Ferrellgas, L.P.’s fixed rate senior notes, issued in February 2000, are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series A, B and C notes are due on August 1, 2006, 2007 and 2009, respectively. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(3)	Ferrellgas, L.P.’s fixed rate senior notes, issued in April 2004 are general unsecured obligations of the Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount is due on May 1, 2014. In general, the Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

On June 6, 2006, Ferrellgas, L.P. executed an addendum to its existing unsecured bank credit facility, which increased the borrowing capacity available under the unsecured bank credit facility from $330.0 million to $365.0 million. The unsecured $365.0 million bank credit facility is available for working capital, acquisitions, capital expenditures, long-term debt repayments, and general partnership purposes and will terminate on April 22, 2010, unless extended or renewed. The unsecured $365.0 million bank credit facility has a letter of credit sub-facility with availability of $90.0 million. As of July 31, 2006, Ferrellgas, L.P. had total borrowings outstanding under the unsecured bank credit facility of $98.1 million. Ferrellgas, L.P. classified $45.5 million of this amount as long-term since it was used to fund acquisitions and other long-term capital projects. These borrowings have a weighted average interest rate of 7.67%. As of July 31, 2005, Ferrellgas, L.P. had total borrowings of $19.8 million, classified as short-term borrowings on the consolidated balance sheet, at a weighted average interest rate of 6.25%.

The borrowings under the unsecured $365.0 million bank credit facility bear interest, at Ferrellgas L.P.’s option, at a rate equal to either:

•	the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2006, the federal funds rate and Bank of America’s prime rate were 5.31% and 8.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2006, the one-month and three-month Eurodollar Rates were 5.37% and 5.45%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of the unsecured $365.0 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2006, the commitment fee per annum rate was 0.375%).

Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, and to a lesser extent, risk management activities and product purchases, totaled $48.9 million and $53.0 million at July 31, 2006 and 2005, respectively. At July 31, 2006, Ferrellgas, L.P. had $218.0 million of funding available. Ferrellgas, L.P. incurred commitment fees of $1.0 million, $0.9 million and $0.6 million in fiscal 2006, 2005 and 2004, respectively.

The senior notes and the bank credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2006, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Annual Principal
For the Year Ended July 31,	Payments

2007	$60,916
2008	92,448
2009	53,911
2010	73,637
2011	82,486
Thereafter	366,812

Total	$730,210

On August 1, 2006, Ferrellgas, L.P. made scheduled principal payments of $37.0 million of the 7.08% and $21.0 million of the 8.68% senior notes using proceeds from borrowings on the unsecured bank credit facility. On August 29, 2006, Ferrellgas, L.P. used $46.1 million of proceeds from limited partner and general partner contributions to retire a portion of the $58.0 million borrowed under the unsecured bank credit facility. As a result, this $46.1 million has been classified as long term. See Note Q — Subsequent event — for further discussion about the contributions.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $764.1 million and $705.7 million as of July 31, 2006 and 2005, respectively. The fair value is estimated based on quoted market prices.

K.	Partner’s capital

Partner’s capital consists of a 98.9899% limited partner interest held by Ferrellgas Partners and a 1.0101% general partner interest held by the general partner. Limited partner interests in Ferrellgas L.P. give the holder thereof the right to participate in distributions made by Ferrellgas L.P. and to exercise the other rights and privileges available to such holders under the Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated April 7, 2004. Limited partner interests in Ferrellgas, L.P. are not represented by units and, under the terms of its partnership agreement, give the holder thereof limited voting rights on matters affecting the business of Ferrellgas, L.P.

During fiscal 2006, Ferrellgas, L.P. received cash contributions totaling $1.6 million and net asset contributions related to acquisitions totaling $13.2 million from Ferrellgas Partners and the general partner.

During fiscal 2005, Ferrellgas, L.P. received cash contributions totaling $140.0 million and net asset contributions related to acquisitions totaling $7.1 million from Ferrellgas Partners and the general partner. Ferrellgas, L.P. used the cash proceeds to reduce borrowings outstanding under its bank credit facility and general partnership purposes.

L.	Derivatives

SFAS No. 133, as amended, requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. Ferrellgas, L.P. records changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fluctuations in the wholesale cost of propane expose Ferrellgas, L.P. to purchase price risk. Ferrellgas, L.P. purchases propane at various prices that are eventually sold to its customers, exposing Ferrellgas, L.P. to future product price fluctuations. Also, certain forecasted transactions expose Ferrellgas, L.P. to purchase price risk. Ferrellgas, L.P. monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. Ferrellgas, L.P. uses derivative contracts to hedge a portion of its forecasted purchases for up to 24 months in the future. These derivatives are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted transaction impacts earnings. As of July 31, 2006 and 2005, Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the consolidated statement of partners’ capital.

	2006	2005

Fair value adjustment classified as OCI	$2,540	$70
Reclassification of net gains to statement of earnings	$(484)	$(1,772)

Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold — propane and other gas liquids sales. During fiscal 2006, 2005 and 2004, Ferrellgas, L.P., did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. The fair value of the derivatives related to purchase price risk is classified on the consolidated balance sheets as other current assets. Ferrellgas L.P. expects to reclassify gains of approximately $2.1 million to earnings during the next fiscal year.

Ferrellgas L.P. did not enter into any risk management trading activities during fiscal 2006. Ferrellgas L.P.’s risk management trading activities included purchased and sold derivatives that were not designated as accounting hedges to manage other risks associated with commodity prices. The types of contracts utilized in these activities included energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. Ferrellgas, L.P., utilized published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. The changes in fair value of these risk management trading activities were recognized as they occurred in cost of product sold in the consolidated statements of earnings. During fiscal 2006, 2005 and 2004, Ferrellgas, L.P., recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $(0.1) million, $(9.7) million, and $0.5 million, respectively.

The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for fiscal 2006, 2005 and 2004.

	For the Year Ended July 31,
	2006	2005	2004

Net fair value of contracts outstanding at the beginning of the period	$116	$424	$(1,718)
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(116)	(9,672)	458
Fair value of new contracts entered into during the period	—	9,364	1,684

Unrealized gains in fair value of contracts at the end of the period	$—	$116	$424

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the following periods:

(In thousands)

For the year ended July 31, 2006	300
For the year ended July 31, 2005	10,717
For the year ended July 31, 2004	18,206

M.	Transactions with related parties

Reimbursable costs

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf, as well as general and administrative costs, are as follows:

	For the Year Ended July 31,
	2006	2005	2004

Reimbursable costs	$227,404	$231,635	$211,502

Partnership distributions paid

	For the Year Ended July 31,
	2006	2005	2004

Ferrellgas Partners	$145,938	$139,659	$110,959
general partner	$1,489	$1,425	$1,133

On August 23, 2006, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $31.7 million and $0.3 million, respectively, that was paid on September 14, 2006.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by James E. Ferrell, the Chairman and Chief Executive Officer of the general partner, and thus is an affiliate. Prior to fiscal 2006, Ferrellgas, L.P. occasionally entered into transactions with Ferrell International in connection with Ferrellgas, L.P.’s risk management activities and did so at market prices in accordance with Ferrellgas, L.P.’s affiliate trading policy approved by the general partner’s Board of Directors. These transactions included forward, option and swap contracts and were all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas, L.P. recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing accounting services to Ferrell International:

	For the Year Ended July 31,
	2006	2005	2004

Net receipts (disbursements)	$—	$(2,699)	$328
Receipts from providing accounting services	37	40	40

These net purchases, sales and commodity derivative transactions with Ferrell International were classified as cost of product sold on the consolidated statements of earnings. There was $7 thousand and $0 due from Ferrell International at July 31, 2006 and 2005, respectively.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During September 2006, Ferrellgas, L.P. authorized the payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim, a member of the general partner’s Board of Directors and Special Advisor to the Chief Executive Officer of the general partner.

See additional discussions about transactions with related parties in Note K — Partners’ capital.

N.	Contingencies and commitments

Litigation

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and credit facilities. See Note J — Long-term debt — for a description of these debt obligations and a schedule of future maturities.

Operating lease commitments and buyouts

Ferrellgas, L.P. leases certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas, L.P.’s third-party operating leases with terms in excess of one year for the periods indicated. These arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. Ferrellgas, L.P. accounts for these arrangements as operating leases.

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees issued after December 31, 2002. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $1.1 million as of July 31, 2006. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $12.8 million. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2006:

	Future Minimum Rental and Buyout Amounts by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter

Operating lease obligations	$33,390	$27,809	$19,280	$12,606	$7,585	$16,666
Operating lease buyouts	$8,462	$2,851	$6,340	$3,505	$4,498	$1,887

Certain property and equipment is leased under noncancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $45.3 million, $40.9 million, and $27.0 million for fiscal 2006, 2005, and 2004, respectively.

O.	Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charge was $10.3 million, $12.3 million, and $7.9 million during fiscal 2006, 2005, and 2004, respectively. The non-cash compensation charge increased during fiscal 2005 due to additional shares being allocated to employee accounts in lieu of the suspension of matching cash contributions to employees’ 401(k) accounts from February 1, 2005 to July 31, 2005, as well as an increase in the fair value of the Ferrell Companies shares allocated to employees. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, Ferrellgas, L.P. suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2006, 2005, and 2004, were $2.6 million, $1.6 million, and $3.1 million, respectively, under the 401(k) provisions. Ferrellgas, L.P. suspended matching contributions from February 1, 2005 through July 31, 2005. On August 1, 2005, Ferrellgas, L.P. reinstated the matching contributions to employees’ 401(k) accounts.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2006, 2005 and 2004, other comprehensive income and other liabilities were adjusted by $20 thousand, $(0.3) million and $(0.9) million, respectively, because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

P.	Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the seasonality of

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the propane distribution industry, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. Additionally, all periods presented have been adjusted to reflect the reclassification of discontinued operations.

	For the Year Ended July 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$385,598	$652,568	$526,026	331,278
Gross profit (exclusive of depreciation, shown with amortization)	127,596	220,839	194,343	121,065
Net earnings (loss)	(19,982)	64,702	37,306	(32,561)

	For the Year Ended July 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$343,772	$621,891	$492,101	$296,350
Gross profit (exclusive of depreciation, shown with amortization)	112,540	217,267	177,750	106,259
Earnings (loss) from continuing operations before discontinued operations	(31,022)	60,263	24,595	(44,708)
Earnings from discontinued operations (including gain on sale of $97,001)	1,803	3,633	1,799	98,017
Net earnings (loss)	(29,219)	63,896	26,394	53,309

Q.	Subsequent events

On August 18, 2006, Ferrellgas, L.P. executed a Commitment Increase Agreement to its Fifth Amended and Restated Credit Agreement dated April 22, 2005 increasing the borrowing capacity available under the unsecured bank credit facility from $365.0 million to $375.0 million.

On August 29, 2006, Ferrellgas, L.P. received cash contributions of $46.1 million from Ferrellgas Partners and the general partner. The proceeds were used to reduce borrowings outstanding under the unsecured bank credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P. referred to as “Finance”) as of July 31, 2006 and 2005, and the related statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006. These financial statements are the responsibility of Finance’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Finance is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Finance’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 9, 2006

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31,
	2006	2005

ASSETS
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	1,776	1,345
Accumulated deficit	(1,776)	(1,345)

Total stockholder’s equity	$1,000	$1,000

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2006	2005	2004

Revenues	$—	$—	$—
General and administrative expense	431	416	414

Net loss	$(431)	$(416)	$(414)

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Shares	Dollars	Capital	Deficit	Equity

July 31, 2003	1,000	$1,000	$515	$(515)	$1,000
Capital contribution	—	—	414	—	414
Net loss	—	—	—	(414)	(414)

July 31, 2004	1,000	1,000	929	(929)	1,000
Capital contribution	—	—	416	—	416
Net loss	—	—	—	(416)	(416)

July 31, 2005	1,000	1,000	1,345	(1,345)	$1,000
Capital contribution	—	—	431	—	431
Net loss	—	—	—	(431)	(431)

July 31, 2006	1,000	$1,000	$1,776	$(1,776)	$1,000

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(431)	$(416)	$(414)

Cash used by operating activities	(431)	(416)	(414)

Cash flows from financing activities:
Capital contribution	431	416	414

Cash provided by financing activities	431	416	414

Change in cash	—	—	—
Cash — beginning of year	1,000	1,000	1,000

Cash — end of year	$1,000	$1,000	$1,000

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

On April 20, 2004 the Partnership issued $250.0 million of 6 3/4% senior notes due 2014. The Partnership may redeem up to 35% of the aggregate principal amount of the notes on or prior to May 1, 2007 with the net proceeds from specified equity offerings. We may also redeem some or all of the notes at any time on or after May 1, 2009. The Finance Corp. servers as co-obligator for the senior notes.

C.	Income Taxes

Income taxes have been computed separately as the Finance Corp. files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $691 associated with the current year net operating loss carryforward of $1,776, which expires at various dates through July 31, 2026, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2006, 2005 and 2004, and there is no net deferred tax asset as of July 31, 2006 and 2005.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2006 and 2005 and Statements of Earnings and Cash Flows for the years ended July 31, 2006, 2005 and 2004	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2006, 2005 and 2004	S-5
Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2006, 2005 and 2004	S-6

Schedule l

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

BALANCE SHEETS

	July 31,
	2006	2005
	(In thousands, except
	unit data)

ASSETS
Cash and cash equivalents	$1,650	$314
Prepaid expenses and other current assets	670	740
Investment in Ferrellgas, L.P.	534,475	602,836
Other assets, net	3,129	3,648

Total assets	$539,924	$607,538

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable	$—	$—
Other current liabilities	3,950	3,247
Long term debt	270,229	270,610
Other liabilities	—	3
Partners’ capital
Common unitholders (60,885,784 and 60,134,054 units outstanding at 2006 and 2005, respectively)	321,194	390,422
General partner (615,008 and 607,415 units outstanding at 2006 and 2005, respectively)	(56,829)	(56,132)
Accumulated other comprehensive income (loss)	1,380	(612)

Total partners’ capital	265,745	333,678

Total liabilities and partners’ capital	$539,924	$607,538

Schedule l

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF EARNINGS

	For the Year Ended July 31,
	2006	2005	2004
	(In thousands)

Equity in earnings of Ferrellgas, L.P.	$49,465	$114,380	$49,541
Operating expense	258	326	266

Operating income	49,207	114,054	49,275
Interest expense	(23,698)	(23,798)	(20,296)
Interest income	—	3	—
Other income (expense)	—	(290)	71

Net earnings	$25,509	$89,969	$29,050

Schedule l

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings	$25,509	$89,969	$29,050
Reconciliation of net earnings to net cash used in operating activities:
Other	340	(613)	1,232
Equity in earnings of Ferrellgas, L.P.	(49,465)	(114,380)	(49,541)

Net cash used in operating activities	(23,616)	(25,024)	(19,259)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	145,938	139,657	110,958
Business acquisitions, net of cash acquired	—	(125)	—
Cash contributed to Ferrellgas, L.P.	(1,554)	(138,539)	(281,437)

Net cash provided by (used in) investing activities	144,384	993	(170,479)

Cash flows from financing activities:
Distributions	(122,197)	(116,007)	(91,882)
Proceeds from issuance of debt	—	—	51,625
Principal payments on debt	—	—	(8,454)
Cash paid for financing costs	(375)	(82)	(690)
Issuance of common units, net of issuance costs of $569 and $676 in 2005 and 2004	—	136,824	236,029
Proceeds from exercise of common unit options	3,124	472	4,223
Other	16	1,461	226

Net cash provided by (used in) financing activities	(119,432)	22,668	191,077

Increase (decrease) in cash and cash equivalents	1,336	(1,363)	1,339
Cash and cash equivalents — beginning of year	314	1,677	338

Cash and cash equivalents — end of year	$1,650	$314	$1,677

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Deductions	Balance at
	Beginning of	Cost/	Other	(Amounts	End of
Description	Period	Expenses	Additions	Charged-Off)	Period
	(In thousands)

Year ended July 31, 2006
Allowance for doubtful accounts	$3,764	$5,141	$0	(3,277)	$5,628
Year ended July 31, 2005
Allowance for doubtful accounts	$2,523	$2,850	$0	(1,609)	$3,764
Year ended July 31, 2004
Allowance for doubtful accounts	$2,672	$2,421	$0	(2,570)	$2,523

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Deductions	Balance at
	Beginning of	Cost/	Other	(Amounts	End of
Description	Period	Expenses	Additions	Charged-Off)	Period
	(In thousands)

Year ended July 31, 2006
Allowance for doubtful accounts	$3,764	$5,141	$0	(3,277)	$5,628
Year ended July 31, 2005
Allowance for doubtful accounts	$2,523	$2,850	$0	(1,609)	$3,764
Year ended July 31, 2004
Allowance for doubtful accounts	$2,672	$2,421	$0	(2,570)	$2,523

Exhibit Index

Exhibit
Number		Description

2.1		Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.
3.1		Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.
3.2		First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.
3.3		Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.
*3	.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006.
3.5		Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.6		Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.7		Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.
3.8		Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
3.9		Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.1		Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).
4.2		Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.
4.3		Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.
4.4		Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.
4.5		Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.6		Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.
4.7		First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

Exhibit
Number		Description

4.8		Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.
4.9		Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.
10.1		Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.
*10	.2	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent.
*10	.3	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent.
10.4		Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.5		Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.
*10	.6	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer.
10.7		Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.
10.8		Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.
10.9		Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.
10.10		First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.
10.11		Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.
10.12		Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.
10.13		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.
10.14		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.
#10	.15	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

Exhibit
Number		Description

#10	.16	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#10	.17	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.18	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#10	.19	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.20	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.
#10	.21	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.
#10	.22	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.
#*10	.23	Change In Control Agreement dated as of October 9, 2006 by and between Stephen L. Wambold and Ferrellgas, Inc.
#*10	.24	Change In Control Agreement dated as of October 9, 2006 by and between Eugene D. Caresia and Ferrellgas, Inc.
#*10	.25	Change In Control Agreement dated as of October 9, 2006 by and between M. Kevin Dobbins and Ferrellgas, Inc.
#*10	.26	Change In Control Agreement dated as of October 9, 2006 by and between Kevin T. Kelly and Ferrellgas, Inc.
#*10	.27	Change In Control Agreement dated as of October 9, 2006 by and between Brian J. Kline and Ferrellgas, Inc.
#*10	.28	Change In Control Agreement dated as of October 9, 2006 by and between George L. Koloroutis and Ferrellgas, Inc.
#*10	.29	Change In Control Agreement dated as of October 9, 2006 by and between Patrick J. Walsh and Ferrellgas, Inc.
#*10	.30	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc.
#*10	.31	Change In Control Agreement dated as of October 9, 2006 by and between Tod D. Brown and Ferrellgas, Inc.
*21	.1	List of subsidiaries
*23	.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year-ended July 31, 2006.
*23	.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year-ended July 31, 2006.
*31	.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32	.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

Exhibit
Number		Description

*32	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*32	.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.