Form 10-Q
period 2006-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2006-12-07
CIK 922358, 922360, 922359, 1012493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2006
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
(913) 661-1500
(Registrants’ telephone number, including area code)
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
At November 30, 2006, the registrants had common units or shares of common stock outstanding as follows:

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

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended October 31, 2006
FORM 10-Q QUARTERLY REPORT

		Page
	Condensed Statements of Cash Flows — Three months ended October 31, 2006 and 2005	28
	Note to Condensed Financial Statements	28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

ITEM 4.	CONTROLS AND PROCEDURES	40

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	41

ITEM 1A.	RISK FACTORS	41

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	41

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41

ITEM 5.	OTHER INFORMATION	41

ITEM 6.	EXHIBITS	42
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	October 31,	July 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$23,961	$16,525
Accounts and notes receivable, net	115,490	116,369
Inventories	172,735	154,613
Prepaid expenses and other current assets	21,674	15,334

Total current assets	333,860	302,841

Property, plant and equipment, net	738,447	740,101
Goodwill	248,566	246,050
Intangible assets, net	261,761	248,546
Other assets, net	16,907	11,962

Total assets	$1,599,541	$1,549,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$79,620	$82,212
Short-term borrowings	120,597	52,647
Other current liabilities	144,677	140,738

Total current liabilities	344,894	275,597

Long-term debt	984,262	983,545
Other liabilities	19,744	19,178
Contingencies and commitments (Note I)	—	—
Minority interest	5,382	5,435

Partners’ capital:
Common unitholders (62,847,113 and 60,885,784 units outstanding at October 31, 2006 and July 31, 2006, respectively)	308,737	321,194
General partner (634,819 and 615,008 units outstanding at October 31, 2006 and July 31, 2006, respectively)	(56,957)	(56,829)
Accumulated other comprehensive income (loss)	(6,521)	1,380

Total partners’ capital	245,259	265,745

Total liabilities and partners’ capital	$1,599,541	$1,549,500

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months
	ended October 31,
	2006	2005
Revenues:
Propane and other gas liquids sales	$344,919	$353,418
Other	31,494	32,180

Total revenues	376,413	385,598

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	234,686	245,647
Cost of product sold — other	14,620	12,355
Operating expense	90,011	89,724
Depreciation and amortization expense	21,656	21,103
General and administrative expense	11,085	11,168
Equipment lease expense	6,644	7,020
Employee stock ownership plan compensation charge	2,841	2,457
Loss on disposal of assets and other	3,003	1,596

Total costs and expenses	384,546	391,070

Operating loss	(8,133)	(5,472)

Interest expense	(22,380)	(20,875)
Interest income	970	377

Loss before income taxes and minority interest	(29,543)	(25,970)

Income tax expense	210	—
Minority interest	(240)	(202)

Net loss	(29,513)	(25,768)

Net loss available to general partner unitholder	(295)	(258)

Net loss available to common unitholders	$(29,218)	$(25,510)

Basic and diluted net loss available to common unitholders	$(0.47)	$(0.42)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated other
	Number of units				comprehensive income (loss)
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners'
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital
July 31, 2006	60,885.8	615.0	$321,194	$(56,829)	$2,126	$21	$(767)	$265,745

Contribution in connection with ESOP and stock-based compensation charges	—	—	3,109	29	—	—	—	3,138

Common unit distributions	—	—	(31,424)	(317)	—	—	—	(31,741)

Common units issued	1,891.9	19.1	43,765	442	—	—	—	44,207

Common unit options exercised	47.1	0.5	846	9	—	—	—	855

Common units issued in connection with acquisitions	22.3	0.2	465	4	—	—	—	469

Comprehensive income (loss):
Net loss	—	—	(29,218)	(295)	—	—	—	(29,513)
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(6,585)	—	—
Reclassification of derivatives to earnings	—	—	—	—	(1,373)	—	—
Foreign currency translation adjustments	—	—	—	—	—	(23)	—
Tax effect on foreign currency translation adjustments						15
Pension liability adjustment							65	(7,901)

Comprehensive loss								(37,414)

October 31, 2006	62,847.1	634.8	$308,737	$(56,957)	$(5,832)	$13	$(702)	$245,259

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(29,513)	$(25,768)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	21,656	21,103
Employee stock ownership plan compensation charge	2,841	2,457
Stock-based compensation charge	333	547
Loss on disposal of assets	1,654	413
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,014	1,828
Minority interest	(240)	(202)
Other	220	1,129
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(7,104)	(32,158)
Inventories	(17,865)	(64,876)
Prepaid expenses and other current assets	(5,891)	(4,473)
Accounts payable	(4,127)	48,937
Other current liabilities	2,069	6,590
Other liabilities	623	270
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	12,000	24,500
Proceeds from collections reinvested in revolving period accounts receivable securitizations	243,310	241,245
Remittances of amounts collected as servicer of accounts receivable securitizations	(247,310)	(249,245)

Net cash used in operating activities	(25,330)	(27,703)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(29,160)	(10,649)
Capital expenditures	(9,158)	(5,668)
Proceeds from sale of assets	3,624	4,763
Other	(990)	(1,422)

Net cash used in investing activities	(35,684)	(12,976)

Cash flows from financing activities:
Distributions	(31,741)	(30,390)
Issuance of common units, net of issuance costs of $226	44,319	—
Proceeds from increase in long-term debt	45,850	12,518
Reductions in long-term debt	(58,821)	(954)
Net additions to short-term borrowings	67,950	63,182
Cash paid for financing costs	(80)	(58)
Minority interest activity	(324)	(310)
Proceeds from exercise of common unit options	855	721
Cash contribution from general partner	465	—

Net cash provided by financing activities	68,473	44,709

Effect of exchange rate changes on cash	(23)	6

Increase in cash and cash equivalents	7,436	4,036
Cash and cash equivalents — beginning of year	16,525	20,505

Cash and cash equivalents — end of period	$23,961	$24,541

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)
A. Partnership organization and formation
Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Ferrell Companies beneficially owns 20.3 million of Ferrellgas Partners’ outstanding common units.
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
The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2006.
B. Summary of significant accounting policies
(1) Nature of operations:
The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.
(2) Accounting estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, and valuation methods used to value sales returns and allowances, allowance for doubtful accounts, derivative commodity contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

	For the three months ended
	October 31,
	2006	2005
CASH PAID FOR:
Interest	$20,207	$18,303
Income taxes	$1,765	$32
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$500	$—
Assumption of liabilities in connection with acquisitions	$2,067	$1,042
Property, plant and equipment additions	$1,535	$1,311
(4) New accounting standards:
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas is currently evaluating the potential impact of this statement.
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as either an asset or liability in the statement of financial position and to recognize changes in that funded status through other comprehensive income. This statement also requires companies to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end. The recognition provisions of this statement are effective as of the end of fiscal years ending after December 15, 2006, while the measurement date provisions are effective as of the end of fiscal years ending after December 15, 2008. Ferrellgas is currently evaluating SFAS No. 158 and does not believe the adoption of either provision of this statement will have a significant impact on its financial position, results of operations and cash flows.
Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), provides guidance on the quantification of prior year misstatements. SAB 108 requires that registrants use both the income statement (roll-over) approach and the balance sheet (iron curtain) approach when evaluating the materiality of a misstatement and contains guidance for correcting the errors under this dual approach. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged. Ferrellgas is currently evaluating the potential impact of this statement.
(5) Reclassifications:
Ferrellgas reclassified $45.8 million of customer deposits and advances from accounts payable to other current liabilities in its July 31, 2006 condensed consolidated balance sheet to conform this amount to the current period presentation. Certain other reclassifications have been made to the prior year condensed consolidated financial statements to conform them to the current year presentation.

C. Unit and stock-based compensation
Ferrellgas recognizes the non-cash compensation charges resulting from all share-based payment transactions in the condensed consolidated statements of earnings as follows:

	For the three months ended October 31,
	2006	2005
Operating expense	$73	$126
General and administrative expense	260	421

	$333	$547

Non-cash compensation charges increased basic and diluted loss per share by $0.01 and $0.01 for the three months ended October 31, 2006 and 2005, respectively.
Ferrellgas Partners Unit Option Plan (“UOP”)
There have been no awards granted pursuant to the UOP since fiscal 2001. During the three months ended October 31, 2006, no compensation charge relating to the UOP was recognized as all options currently outstanding are fully vested. During the three months ended October 31, 2005, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million. A summary of option activity under the UOP as of October 31, 2006 is presented below:

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
	Number of	exercise	term	intrinsic value
	Units	price	(in years)	(in thousands)

Outstanding, August 1, 2006	148,200	$18.43
Exercised	(47,100)	17.96
Forfeited	(4,400)	20.71

Outstanding, October 31, 2006	96,700	18.56	3.13	$383

Options exercisable, October 31, 2006	96,700	18.56	3.13	$383
Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)
The ICP is not a Ferrellgas stock-compensation plan. However, in accordance with Ferrellgas’ partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies as they account for their plan in accordance with SFAS 123(R). During the three months ended October 31, 2006 and 2005, the portion of the total non-cash compensation charge relating to the ICP was $0.3 million and $0.4 million, respectively.

D. Business combinations
Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas’ results of operations.
During the three months ended October 31, 2006, Ferrellgas acquired propane distribution assets with an aggregate value of $31.7 million in seven transactions.
These acquisitions were funded by $29.2 million in cash payments, the issuances of $2.0 million of liabilities and $0.5 million of common units as well as other costs and consideration.
The aggregate fair values of these seven transactions were allocated as follows:

Customer tanks, buildings and land	$9,491
Non-compete agreements	1,669
Customer lists	17,207
Goodwill	2,739
Working capital	638

$31,744

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

	October 31,	July 31,
	2006	2006
Retained interest	$18,144	$16,373
Accounts receivable transferred	$97,500	$87,500
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $2.5 million of its trade accounts receivable at October 31, 2006.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months
	ended October 31,
	2006	2005
Net non-cash activity	$617	$480
Bad debt expense	$140	$81

The net non-cash activity reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.4% and 6.0% as of October 31, 2006 and July 31, 2006, respectively.
F. Supplemental financial statement information
Inventories consist of:

	October 31,	July 31,
	2006	2006
Propane gas and related products	$148,634	$130,644
Appliances, parts and supplies	24,101	23,969

	$172,735	$154,613

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of October 31, 2006, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 42.0 million gallons of propane at fixed prices.
Loss on disposal of assets and other consist of:

	For the three months
	ended October 31,
	2006	2005
Loss on disposal of assets	$1,654	$413
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,014	1,828
Service income related to the accounts receivable securitization	(665)	(645)

	$3,003	$1,596

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months
	ended October 31,
	2006	2005
Operating expense	$31,242	$33,673
Depreciation and amortization expense	1,389	1,492
Equipment lease expense	5,910	6,292

	$38,541	$41,457

Other current liabilities consist of:

	October 31,	July 31,
	2006	2006
Accrued interest	$26,402	$24,800
Accrued payroll	16,179	18,724
Current portion of long-term debt	3,237	14,758
Customer deposits and advances	54,154	45,837
Other	44,705	36,619

	$144,677	$140,738

G. Long-term debt
Long-term debt consists of:

	October 31,	July 31,
	2006	2006
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008–2013	$204,000	$241,000
Fixed rate, 8.75%, due 2012, net of unamortized premium	270,134	270,229
Fixed rate, Series B-C, ranging from 8.78% to 8.87%, due 2007–2009	163,000	184,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,323	249,300

Credit agreement, variable interest rates, expiring 2010	91,303	45,453

Notes payable, due 2006 to 2016, net of unamortized discount	9,663	8,238

Capital lease obligations	76	83

	987,499	998,303

Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	3,237	14,758

	$984,262	$983,545

On August 1, 2006, Ferrellgas made scheduled principal payments of $37.0 million of the 7.08% Series B senior notes and $21.0 million of the 8.68% Series A senior notes using proceeds from borrowings on the unsecured bank credit facility. On August 29, 2006, Ferrellgas used $46.1 million of proceeds from the issuance of common units, including unit option exercises, and general partner contributions to retire a portion of the $58.0 million borrowed under the unsecured bank credit facility.
On August 18, 2006, the operating partnership executed a Commitment Increase Agreement to its Fifth Amended and Restated Credit Agreement dated April 22, 2005, increasing the borrowing capacity available under the unsecured bank credit facility from $365.0 million to $375.0 million. As of October 31, 2006, Ferrellgas had total borrowings outstanding under the unsecured bank credit facility of $211.9 million. Ferrellgas classified $120.6 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 7.51%. As of July 31, 2006, Ferrellgas had total borrowings outstanding under the unsecured bank credit facility of $98.1 million. Ferrellgas classified $52.6 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 7.67%.

H. Partners’ capital
On August 29, 2006, Ferrellgas received proceeds of $44.1 million, net of issuance costs, from the issuance of 1.9 million common units to Ferrell Companies pursuant to Ferrellgas’ Direct Investment Plan. Ferrellgas used the net proceeds to reduce borrowings outstanding under the unsecured bank credit facility.
I. Contingencies
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
J. Loss per common unit
Below is a calculation of the basic and diluted loss per common unit in the condensed consolidated statements of earnings for the periods indicated. Common units that could potentially dilute basic earnings per common unit in the future, that were not included in this period in the calculation of diluted earnings per common unit, were 20,243 and 46,554 common units for the three months ended October 31, 2006 and 2005, respectively.
In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months ending January 31. There was not a dilutive effect of EITF 03-6 on basic net loss per limited partner unit for the three months ended October 31, 2006 and 2005.
In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months
	ended October 31,
	2006	2005

Net loss available to common unitholders	$(29,218)	$(25,510)

Weighted average common units outstanding (in thousands)	62,238.5	60,162.1

Basic and diluted loss per common unit available to common unitholders	$(0.47)	$(0.42)

K. Distributions
On September 14, 2006, Ferrellgas Partners paid a cash distribution of $0.50 per common unit for the three months ended July 31, 2006. On November 28, 2006, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2006, which is expected to be paid on December 15, 2006.
L. Transactions with related parties
Reimbursable costs
Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the condensed consolidated statements of earnings as follows:

	For the three months
	ended October 31,
	2006	2005
Operating expense	$50,186	$50,312
General and administrative expense	4,851	5,004
Partnership distributions
Ferrellgas Partners has paid the following distributions to related parties:

	For the three months
	ended October 31,
	2006	2005
Ferrell Companies	$10,040	$9,094
FCI Trading Corp. (1)	98	98
Ferrell Propane, Inc. (2)	26	26
James E. Ferrell (3)	2,146	2,086
General partner	317	304

(1)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner.

(2)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner.

(3)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of the general partner.
On November 28, 2006, Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane, Mr. Ferrell and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.1 million and $0.3 million, respectively.

Operations
Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. During the prior year period, Ferrellgas provided limited accounting services for Ferrell International and recognized $10 thousand of receipts from providing accounting services for Ferrell International. There were no amounts due from or due to Ferrell International at October 31, 2006.
During September 2006, Ferrellgas authorized the payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim, who is a member of the general partner’s Board of Directors and Special Advisor to the Chief Executive Officer of the general partner.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	October 31,	July 31,
	2006	2006
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	3,758	3,713

Accumulated deficit	(3,758)	(3,713)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2006	2005
General and administrative expense	$45	$—

Net loss	$(45)	$—

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(45)	$—

Cash used in operating activities	—	—

Cash flows from financing activities:
Capital contribution	45	—

Cash provided by financing activities	—	—

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2006
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31,	July 31,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$22,855	$14,875
Accounts and notes receivable, net	115,490	116,369
Inventories	172,735	154,613
Prepaid expenses and other current assets	21,004	14,664

Total current assets	332,084	300,521

Property, plant and equipment, net	738,447	740,101
Goodwill	248,566	246,050
Intangible assets, net	261,761	248,546
Other assets, net	13,938	8,833

Total assets	$1,594,796	$1,544,051

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$79,620	$82,212
Short-term borrowings	120,597	52,647
Other current liabilities	134,727	136,788

Total current liabilities	334,944	271,647

Long-term debt	714,128	713,316
Other liabilities	19,744	19,178
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	527,119	533,095
General partner	5,382	5,435
Accumulated other comprehensive income (loss)	(6,521)	1,380

Total partners’ capital	525,980	539,910

Total liabilities and partners’ capital	$1,594,796	$1,544,051

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2006	2005
Revenues:
Propane and other gas liquids sales	$344,919	$353,418
Other	31,494	32,180

Total revenue	376,413	385,598

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	234,686	245,647
Cost of product sold — other	14,620	12,355
Operating expense	89,948	89,659
Depreciation and amortization expense	21,656	21,103
General and administrative expense	11,085	11,168
Equipment lease expense	6,644	7,020
Employee stock ownership plan compensation charge	2,841	2,457
Loss on disposal of assets and other	3,003	1,596

Total costs and expenses	384,483	391,005

Operating loss	(8,070)	(5,407)

Interest expense	(16,406)	(14,952)
Interest income	970	377

Loss before income taxes	(23,506)	(19,982)

Income tax expense	210	—

Net loss	$(23,716)	$(19,982)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital
July 31, 2006	$533,095	$5,435	$2,126	$21	$(767)	$539,910

Contributions in connection with ESOP and stock-based compensation charges	3,141	33	—	—	—	3,174

Quarterly distribution	(31,741)	(324)	—	—	—	(32,065)

Cash contributed by Ferrellgas Partners and the general partner	45,600	465	—	—	—	46,065

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	500	13	—	—	—	513

Comprehensive income (loss):
Net loss	(23,476)	(240)	—	—	—	(23,716)
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	(6,585)	—	—
Reclassification of derivatives to earnings	—	—	(1,373)	—	—
Foreign currency translation adjustment	—	—	—	(23)	—
Tax effect on foreign currency translation adjustment	—	—	—	15	—
Pension liability adjustment	—	—	—	—	65	(7,901)

Comprehensive loss						(31,617)

October 31, 2006	$527,119	$5,382	$(5,832)	$13	$(702)	$525,980

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(23,716)	$(19,982)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	21,656	21,103
Employee stock ownership plan compensation charge	2,841	2,457
Stock-based compensation charge	333	547
Loss on disposal of assets	1,654	413
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,014	1,828
Other	43	1,070
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(7,104)	(32,158)
Inventories	(17,865)	(64,876)
Prepaid expenses and other current assets	(5,891)	(4,473)
Accounts payable	(4,127)	48,937
Other current liabilities	(3,732)	633
Other liabilities	623	270
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	12,000	24,500
Proceeds from collections reinvested in revolving period accounts receivable securitizations	243,310	241,245
Remittances of amounts collected as servicer of accounts receivable securitizations	(247,310)	(249,245)

Net cash used in operating activities	(25,271)	(27,731)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(29,165)	(10,649)
Capital expenditures	(9,158)	(5,668)
Proceeds from asset sales	3,624	4,763
Other	(991)	(1,393)

Net cash used in investing activities	(35,690)	(12,947)

Cash flows from financing activities:
Distributions	(32,065)	(30,691)
Contributions from partners	46,065	—
Proceeds from increase in long-term debt	45,850	12,518
Reductions in long-term debt	(58,821)	(954)
Net additions to short-term borrowings	67,950	63,182
Cash paid for financing costs	(15)	—

Net cash provided by financing activities	68,964	44,055

Effect of exchange rate changes on cash	(23)	6

Increase in cash and cash equivalents	7,980	3,383
Cash and cash equivalents — beginning of period	14,875	20,191

Cash and cash equivalents — end of period	$22,855	$23,574

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
(Dollars in thousands, unless otherwise designated)
(unaudited)
A. Partnership organization and formation
Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, owns an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P.
The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2006.
B. Summary of significant accounting policies
(1) Nature of operations:
Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2006 and 2005 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.
(2) Accounting estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, and valuation methods used to value sales returns and allowances, allowance for doubtful accounts, derivative commodity contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

	For the three months ended
	October 31,
	2006	2005
CASH PAID FOR:
Interest	$20,159	$18,303
Income taxes	$1,765	$32
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$500	$—
Assumption of liabilities in connection with acquisitions	$2,067	$1,042
Property, plant and equipment additions	$1,535	$1,311
(4) New accounting standards:
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas L.P. is currently evaluating the potential impact of this statement.
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as either an asset or liability in the statement of financial position and to recognize changes in that funded status through other comprehensive income. This statement also requires companies to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end. The recognition provisions of this statement are effective as of the end of fiscal years ending after December 15, 2006, while the measurement date provisions are effective as of the end of fiscal years ending after December 15, 2008. Ferrellgas L.P. is currently evaluating SFAS No. 158 and does not believe the adoption of either provision of this statement will have a significant impact on its financial position, results of operations and cash flows.
Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), provides guidance on the quantification of prior year misstatements. SAB 108 requires that registrants use both the income statement (roll-over) approach and the balance sheet (iron curtain) approach when evaluating the materiality of a misstatement and contains guidance for correcting the errors under this dual approach. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.
(5) Reclassifications:
Ferrellgas, L.P. reclassified $45.8 million of customer deposits and advances from accounts payable to current liabilities in its July 31, 2006 condensed consolidated balance sheet to conform this amount to the current period presentation. Certain other reclassifications have been made to the prior year condensed consolidated financial statements to conform them to the current year presentation.
C. Unit and stock-based compensation
Ferrellgas, L.P. has no unit or stock-based compensation plans and is not required to adopt SFAS 123(R). However, in accordance with the partnership agreements of Ferrellgas Partners and Ferrellgas, L.P., all employee-related costs incurred by Ferrellgas Partners and Ferrell Companies are allocated to Ferrellgas, L.P. Ferrellgas, L.P. recognizes a non-cash compensation charge from Ferrellgas Partners and Ferrell Companies in the condensed consolidated statements of earnings as follows:

	For the three	For the three
	months ended	months ended
	October 31, 2006	October 31, 2005
Operating expense	$73	$126
General and administrative expense	260	421

	$333	$547

Ferrellgas Partners Unit Option Plan (“UOP”)
There have been no awards granted pursuant to the UOP since fiscal 2001. During the three months ended October 31, 2006, no compensation charge relating to the UOP was recognized as all options currently outstanding are fully vested. During the three months ended October 31, 2005, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million
Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)
During the three months ended October 31, 2006 and 2005, the portion of the total non-cash compensation charge relating to the ICP was $0.3 million and $0.4 million, respectively.
D. Business combinations
Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of the acquisition. The pro forma effect of these transactions was not material to Ferrellgas, L.P.’s results of operations.
During the three months ended October 31, 2006, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $31.7 million in seven transactions.
These acquisitions were funded by $29.2 million in cash payments, the contribution of net assets of $0.5 million from Ferrellgas Partners and the issuance of $2.0 million of liabilities.
The aggregate fair values of these seven transactions were allocated as follows:

Customer tanks, buildings and land	$9,491
Non-compete agreements	1,669
Customer lists	17,207
Goodwill	2,739
Working capital	638

$31,744

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

	October 31,	July 31,
	2006	2006
Retained interest	$18,144	$16,373
Accounts receivable transferred	$97,500	$87,500
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. Ferrellgas, L.P. had the ability to transfer, at its option, an additional $2.5 million of its trade accounts receivable at October 31, 2006.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months
	ended October 31,
	2006	2005
Net non-cash activity	$617	$480
Bad debt expense	$140	$81
The net non-cash activity reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.4% and 6.0% as of October 31, 2006 and July 31, 2006, respectively.
F. Supplemental financial statement information
Inventories consist of:

	October 31,	July 31,
	2006	2006
Propane gas and related products	$148,634	$130,644
Appliances, parts and supplies	24,101	23,969

	$172,735	$154,613

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of October 31, 2006, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 42.0 million gallons of propane at fixed prices.
Loss on disposal of assets and other consists of:

	For the three months
	ended October 31,
	2006	2005
Loss on disposal of assets	$1,654	$413
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,014	1,828
Service income related to the accounts receivable securitization	(665)	(645)

	$3,003	$1,596

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months
	ended October 31,
	2006	2005
Operating expense	$31,242	$33,673
Depreciation and amortization expense	1,389	1,492
Equipment lease expense	5,910	6,292

	$38,541	$41,457

Other current liabilities consist of:

	October 31,	July 31,
	2006	2006
Accrued interest	$17,543	$21,804
Accrued payroll	16,179	18,724
Current portion of long-term debt	3,237	14,758
Customer deposits and advances	54,154	45,837
Other	43,614	35,665

	$134,727	$136,788

G. Long-term debt
Long-term debt consists of:

	October 31,	July 31,
	2006	2006
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008–2013	$204,000	$241,000
Fixed rate, Series B-C, ranging from 8.78% to 8.87%, due 2007–2009	163,000	184,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,323	249,300

Credit agreement, variable interest rates, expiring 2010	91,303	45,453

Notes payable, due 2006 to 2016, net of unamortized discount	9,663	8,238

Capital lease obligations	76	83

	717,365	728,074
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	3,237	14,758

	714,128	$713,316

On August 1, 2006, Ferrellgas, L.P. made scheduled principal payments of $37.0 million of the 7.08% Series B and $21.0 million of the 8.68% Series A senior notes using proceeds from borrowings on the unsecured bank credit facility. On August 29, 2006, Ferrellgas, L.P. used $46.1 million of proceeds from limited partner and general partner contributions to retire a portion of the $58.0 million borrowed under the unsecured bank credit facility.
On August 18, 2006, Ferrellgas L.P. executed a Commitment Increase Agreement to its Fifth Amended and Restated Credit Agreement dated April 22, 2005 increasing the borrowing capacity available under the unsecured bank credit facility from $365.0 million to $375.0 million. As of October

31, 2006, Ferrellgas L.P. had total borrowings outstanding under the unsecured bank credit facility of $211.9 million. Ferrellgas classified $120.6 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 7.51%. As of July 31, 2006, Ferrellgas, L.P. had total borrowings outstanding under the unsecured bank credit facility of $98.1 million. Ferrellgas, L.P. classified $52.6 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 7.67%.
H. Partners’ capital
On August 29, 2006, Ferrellgas, L.P. received cash contributions of $46.1 million from Ferrellgas Partners and the general partner. The proceeds were used to reduce borrowings outstanding under the unsecured bank credit facility.
I. Contingencies
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
J. Distributions
On September 14, 2006, Ferrellgas, L.P. paid a cash distribution of $32.1 million to Ferrellgas Partners and the general partner. On November 28, 2006, Ferrellgas, L.P. declared a cash distribution of $43.9 million that is expected to be paid on December 15, 2006.
K. Transactions with related parties
Reimbursable costs
Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the condensed consolidated statements of earnings as follows:

	For the three months
	ended October 31,
	2006	2005
Operating expense	$50,186	$50,312
General and administrative expense	4,851	5,004

Partnership distributions
Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $31.8 million and $0.3 million, respectively, during the three months ended October 31, 2006. On November 28, 2006, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $43.5 million and $0.4 million, respectively.
Operations
Ferrell International Limited (“Ferrell International”) is beneficially owned by James E. Ferrell, the Chairman and Chief Executive Officer of the general partner, and thus is an affiliate. During the prior year period, Ferrellgas, L.P. provided limited accounting services for Ferrell International and recognized $10 thousand of receipts from providing accounting services for Ferrell International. There were no amounts due from or due to Ferrell International at October 31, 2006.
During September 2006, Ferrellgas, L.P. authorized the payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim, who is a member of the general partner’s Board of Directors and Special Advisor to the Chief Executive Officer of the general partner.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	October 31,	July 31,
	2006	2006
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	1,776	1,776

Accumulated deficit	(1,776)	(1,776)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2006	2005
General and administrative expense	$—	$—

Net loss	$—	$—

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
OCTOBER 31, 2006
(unaudited)
A.	Organization

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P (the “Partnership”).

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
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise:
•	“us,” “we,” “our,” or “ours” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors and marketers;

•	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of propane sold to our wholesale customers and other bulk propane distributors or marketers; and

•	“Notes” refers to the notes to the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.
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
     Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 32% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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
     The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists two material differences between Ferrellgas Partners and the operating partnership. Those two material differences are:
•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units in several transactions during fiscal 2006 and 2007.
     For a detailed description of risks that may affect our business, please see the section of our Annual Report on Form 10-K for our fiscal 2006 entitled “Item 1A. Risk factors.”
Overview
     We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States, including the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2006. We serve more than one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.
     The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, the propane by portable tank exchanges sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. It also provides us the ability to better utilize our seasonal resources at our retail distribution locations. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.
     Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season of November through March. Accordingly, the volume of propane sold for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use. We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We use the definition of “normal” temperatures based on information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.
     Our gross margin from the distribution of propane is primarily based on the cents-per-gallon difference between our costs to purchase and distribute propane and the sale prices we charge our customers. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural and other customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas as propane prices tend to correlate with the fluctuations of these underlying commodities. The wholesale price per gallon of propane has been at historically high levels during the past few fiscal years. We employ risk management activities that attempt to mitigate risks related to the purchasing and transporting of propane.
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
     Some of our forward-looking statements include the following:
•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	the expectation that temperatures for the winter heating season will return to normal causing revenues — propane and other gas liquids sales, cost of product sold – propane and other gas liquids sales, operating income and net earnings to increase during the remainder of fiscal 2007 as compared to the same period during fiscal 2006.

     These forward-looking statements can also be found in the section of our Annual Report on Form 10-K for our fiscal 2006 entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering any forward-looking statement, you should also keep in mind the risk factors set forth in the section of our Annual Report on Form 10-K for our fiscal 2006 entitled “Item 1A. Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.
     Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this quarterly report.
Results of Operations
Three months ended October 31, 2006 compared to October 31, 2005

(amounts in thousands)			Favorable
			(unfavorable)
Three months ended October 31,	2006	2005	variance
Propane sales volumes (gallons)	161,245	167,407	(6,162)	(4)%

Propane and other gas liquids sales	$344,919	$353,418	(8,499)	(2)%
Gross margin from propane and other gas liquids sales (a)	110,233	107,771	2,462	2%
Operating loss	(8,133)	(5,472)	(2,661)	(49)%
Interest expense	22,380	20,875	(1,505)	(7)%

(a)	Gross margin from propane and other gas liquids sales represents Propane and other gas liquids sales less Cost of product sold – propane and other gas liquids sales.
     Propane sales volumes during the three months ended October 31, 2006 decreased 6.2 million gallons compared to the prior year period. The decrease in propane sales volumes was primarily due to customer conservation, partially offset by gallons acquired through acquisitions completed since the beginning of fiscal 2006. Although the wholesale market price of propane has remained consistent with that of the prior year period, the wholesale market price has increased 22% since the first quarter of fiscal 2005. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.03 and $1.06 per gallon during the three months ended October 31, 2006 and 2005, respectively, compared to an average price of $0.85 per gallon during the three months ended October 31, 2004. We believe this consistently high price has resulted in additional customer conservation.
     Propane and other gas liquids sales decreased $8.5 million compared to the prior year period. Approximately $16.1 million of this decrease was due to the effect of lower propane sales volumes, as discussed above and a $15.9 million decrease in sales related to lower margin wholesale and other third-party sales. These decreases were partially offset by the impact of $17.0 million of increased sales price per gallon, $3.9 million related to acquisitions completed since the beginning of fiscal 2006 and $2.3 million of continued tank exchange gallon growth.
     Gross margin from propane and other gas liquids sales increased $2.5 million compared to the prior year period. Although propane sales volumes decreased during the three months ended October 31, 2006 compared to the prior year period, we were able to more than offset this impact with improved margins per gallon.

     Operating loss increased $2.7 million compared to the prior year period primarily due to a $3.0 million decrease in margin related to other revenue primarily due to the divestiture of certain non-strategic transportation assets, a $1.4 million increase in loss on disposal of assets and fixed costs related to acquisitions completed since the beginning of fiscal 2006, primarily $0.6 million of depreciation and amortization. These factors were partially offset by the previously mentioned $2.5 million increase in gross margin from propane and other gas liquids sales.
     Interest expense increased $1.5 million primarily due to increased borrowings on our unsecured bank credit facility, partially offset by retirement of a portion of our fixed rate senior notes during the three months ended October 31, 2006.
Interest expense of the operating partnership
     Interest expense increased $1.5 million primarily due to increased borrowings on our unsecured bank credit facility, partially offset by retirement of a portion of our fixed rate senior notes during the three months ended October 31, 2006.
Forward-looking statements
     We expect increases during the remainder of fiscal 2007 for revenue — propane and other gas liquids sales, cost of product sold – propane and other gas liquids sales, operating income and net earnings as compared to the same period during fiscal 2006 due to:
•	our assumption that interest rates will remain relatively stable during the remainder of fiscal 2007, and

•	our assumption that temperatures for the winter heating season will return to normal causing an increase in propane sales volumes during the remainder of fiscal 2007.
Liquidity and Capital Resources
General
     Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, acquisition and capital expenditures. The minimum quarterly distribution of $0.50 expected to be paid on December 15, 2006 to all common units that were outstanding on December 8, 2006, represents the forty-ninth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.
     Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business, weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed revenues and related costs and expenses during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2007 and in fiscal 2008. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for the remainder of fiscal 2007 and in fiscal 2008.

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
     As of October 31, 2006, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2007 and in fiscal 2008. However, we may not meet the applicable financial tests in future quarters if we were to experience:
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

     Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:
•	a shelf registration statement for the periodic sale of common units, debt securities and/or other securities was effective upon filing in March 2006. Ferrellgas Partners Finance Corp. may, at our election, be the co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions which the SEC declared effective in March 2006. As of November 30, 2006 we had $242.3 million available under this shelf agreement; and

•	a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with the Ferrellgas Partners’ direct purchase and distribution reinvestment plan which the SEC will declare effective on or about December 8, 2006.
Operating Activities
     Net cash used in operating activities was $25.3 million for the three months ended October 31, 2006, compared to net cash used in operating activities of $27.7 million for the prior year period. This decrease in cash used in operating activities was primarily due to a decrease in cash outflow to fund working capital requirements of $13.1 million. This decrease in cash outflow to fund working capital requirements was primarily due to the timing of inventory purchases and the timing of the collection of accounts receivable, partially offset by the timing of accounts payable disbursements. Partially offsetting these factors was an increase in cash outflow for operations of $2.5 million and an $8.5 million decrease in cash inflows from the utilization of our accounts receivable securitization facility.
Accounts receivable securitization
     Cash flows from our accounts receivable securitization facility decreased $8.5 million. We received net funding of $8.0 million from this facility during the three months ended October 31, 2006 as compared to $16.5 million in the prior year period.
     Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities – Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows us to sell between $85.0 million and $160.0 million of accounts receivable, depending on the time of the year and available undivided interests in our accounts receivable from certain customers. We renewed this facility effective June 6, 2006, for a 364-day commitment with JPMorgan Chase Bank, N.A. and Fifth Third Bank. We generally increase our use of the accounts receivable securitization facility during the winter heating season when our working capital needs and our accounts receivable balances increase significantly. At October 31, 2006, we had funding outstanding of $97.5 million with the ability to transfer, at our option, an additional $2.5 million of our trade accounts receivable to the accounts receivable securitization facility. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.
The operating partnership
     Net cash used in operating activities was $25.3 million for the three months ended October 31, 2006, compared to net cash used in operating activities of $27.7 million for the prior year period. This decrease in cash used in operating activities was primarily due to a decrease in cash outflow to fund working capital requirements of $13.2 million. This decrease in cash outflow to fund working capital requirements was primarily due to the timing of inventory purchases and the timing of the collection of accounts receivable, partially offset by timing of accounts payable disbursements. Partially offsetting these factors was an increase in cash outflow for operations of $2.6 million and an $8.5 million decrease in cash inflows from the utilization of our accounts receivable securitization facility.
Investing Activities
     During the three months ended October 31, 2006, net cash used in investing activities was $35.7 million, compared to $13.0 million used in investing activities for the prior year period. This increase in cash used in investing activities is primarily due to increased acquisition activity and capital expenditures.
Acquisition
     During the three months ended October 31, 2006, we used $29.2 million in cash, $2.0 million of debt and $0.5 million primarily of common unit issuances as well as other costs and consideration for the acquisition of seven propane businesses as compared to $10.6 million in cash in the prior year period.

Capital expenditures
     We made cash capital expenditures of $9.2 million during the three months ended October 31, 2006 as compared to $5.7 million in the prior year period primarily due to increased capital expenditures for tank exchange operations.
Financing Activities
     During the three months ended October 31, 2006, net cash provided by financing activities was $68.5 million compared to net cash provided by financing activities of $44.7 million for the prior year period. This increase in cash provided by financing activities compared to the prior year period was primarily due to increased cash flows from the issuance of common units and offset by scheduled principal payments made during the three months ended October 31, 2006.
Common unit issuance
     During the three months ended October 31, 2006, we received proceeds of $44.3 million, net of issuance costs, from the issuance of 1.9 million common units to Ferrell Companies pursuant to Ferrellgas Partners’ Direct Investment Plan and general partner contributions. We used the net proceeds to reduce borrowings on our unsecured bank credit facility.
Distributions
     Ferrellgas Partners paid the minimum quarterly distribution on all common units, as well as the related general partner distributions, totaling $31.7 million during the three months ended October 31, 2006 in connection with the distributions declared for the three months ended July 31, 2006. The minimum quarterly distribution on all common units and the related general partner distributions for the three months ended October 31, 2006 of $31.7 million are expected to be paid on December 15, 2006 to holders of record on December 8, 2006.
Bank credit facility
     During August 2006, we executed a Commitment Increase Agreement to our existing unsecured bank credit facility, increasing the borrowing capacity from $365.0 million to $375.0 million.
     At October 31, 2006, $211.9 million of borrowings and $54.2 million of letters of credit were outstanding under our unsecured bank credit facility, which will mature on April 22, 2010. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities and product purchases. At October 31, 2006, we had $108.9 million available for working capital, acquisition, capital expenditure and general partnership purposes under our unsecured bank credit facility.
     All borrowings under our unsecured bank credit facility bear interest, at our option, at a rate equal to either:
•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of October 31, 2006, the federal funds rate and Bank of America’s prime rate were 5.31% and 8.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of October 31, 2006, the one-month and three-month Eurodollar Rates were 5.32% and 5.37%, respectively).
In addition, an annual commitment fee is payable on the daily unused portion of our unsecured bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of October 31, 2006, the commitment fee per annum rate was 0.375%).

     We believe that the liquidity available from our unsecured bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for the remainder of fiscal 2007 and all of fiscal 2008. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:
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
Distributions
     The operating partnership paid cash distributions of $32.1 million during the three months ended October 31, 2006. The operating partnership expects to make cash distributions of $43.9 million on December 15, 2006.
Disclosures about Effects of Transactions with Related Parties
     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $55.0 million for the three months ended October 31, 2006, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.
Related party common unitholder information consisted of the following:

		Distributions paid
	Common unit	during the three
	ownership at	months ended
	October 31, 2006	October 31, 2006
Ferrell Companies (1)	20,080.8	$10,040
FCI Trading Corp. (2)	195.7	98
Ferrell Propane, Inc. (3)	51.2	26
James E. Ferrell (4)	4,292.0	2,146

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of our general partner.

     During the three months ended October 31, 2006, Ferrellgas Partners paid our general partner distributions of $0.3 million.
     In August, 2006, we received proceeds of $44.1 million, net of issuance costs, from the issuance of 1.9 million common units to Ferrell Companies pursuant to Ferrellgas’ Direct Investment Plan. We used the net proceeds to reduce borrowings outstanding under our unsecured bank credit facility.
     During September 2006, we authorized the payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim, who is a member of our general partner’s board of directors and Special Advisor to the Chief Executive Officer of our general partner.
     Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. During the prior year period, we provided limited accounting services to Ferrell International. During the three months ended October 31, 2006, we recognized no net receipts from providing limited accounting services. There were no amounts due from or due to Ferrell International at October 31, 2006.
     See “Financing Activities” for additional information regarding transactions with related parties.
     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.
     We have had no material changes in our contractual obligations that were outside the ordinary course of business since our disclosure in our Annual Report on Form 10-K for our fiscal 2006.
     See Note B – Summary of significant accounting policies – in our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.
     We have had no other material changes to our critical accounting policies and estimates since our disclosure in our Annual Report on Form 10-K for our fiscal 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Our risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of gross margin found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” as risk management trading activities and are accounted for at fair value.
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

     We did not enter into any risk management trading activities during the three months ended October 31, 2006. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading”.
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
     We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2006 and July 31, 2006, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $3.9 million and $5.7 million as of October 31, 2006 and July 31, 2006, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
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
Interest Rate Risk
     At October 31, 2006 and July, 31, 2006, we had $211.9 million and $98.1 million, respectively, in variable rate bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facility would result in a loss in future earnings of $2.1 million for the twelve months ending October 31, 2006. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed by our management, with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were adequate and effective as of October 31, 2006.
     Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
     During the most recent fiscal quarter ended October 31, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in the registrants’ Annual Report on Form 10-K for our fiscal 2006.
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

Exhibit
Number	Description
2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.

3.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed October 12, 2006.

3.5	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.7	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

3.8	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

3.9	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).

Exhibit
Number	Description
4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to:
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

4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

Exhibit
Number	Description
10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.2	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.3	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.4	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.5	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.6	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.7	Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

10.8	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

10.9	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.

	Exhibit
	Number	Description
	10.10	First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

	10.11	Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.

	10.12	Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

	10.13	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.

	10.14	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

#	10.15	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.16	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.17	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.18	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.19	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.20	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.

#	10.21	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.

	Exhibit
	Number	Description
#	10.22	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

#	10.23	Change In Control Agreement dated as of October 9, 2006 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.24	Change In Control Agreement dated as of October 9, 2006 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.25	Change In Control Agreement dated as of October 9, 2006 by and between M. Kevin Dobbins and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.26	Change In Control Agreement dated as of October 9, 2006 by and between Kevin T. Kelly and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.27	Change In Control Agreement dated as of October 9, 2006 by and between Brian J. Kline and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.28	Change In Control Agreement dated as of October 9, 2006 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.29	Change In Control Agreement dated as of October 9, 2006 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.30	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.31	Change In Control Agreement dated as of October 9, 2006 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed October 12, 2006.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

	Exhibit
	Number	Description
*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 7, 2006	By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: December 7, 2006	By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 7, 2006	By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date: December 7, 2006	By	/s/ Kevin T. Kelly

Kevin T. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index
The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number	Description
2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.

3.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed October 12, 2006.

3.5	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.7	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

3.8	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

3.9	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).

Exhibit
Number	Description
4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to:
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

4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

Exhibit
Number	Description
10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.2	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.3	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.4	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.5	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.6	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.7	Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

10.8	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

10.9	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.

	Exhibit
	Number	Description
	10.10	First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

	10.11	Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.

	10.12	Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

	10.13	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.

	10.14	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

#	10.15	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.16	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.17	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.18	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.19	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.20	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.

#	10.21	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.

	Exhibit
	Number	Description
#	10.22	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

#	10.23	Change In Control Agreement dated as of October 9, 2006 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.24	Change In Control Agreement dated as of October 9, 2006 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.25	Change In Control Agreement dated as of October 9, 2006 by and between M. Kevin Dobbins and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.26	Change In Control Agreement dated as of October 9, 2006 by and between Kevin T. Kelly and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.27	Change In Control Agreement dated as of October 9, 2006 by and between Brian J. Kline and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.28	Change In Control Agreement dated as of October 9, 2006 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.29	Change In Control Agreement dated as of October 9, 2006 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.30	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.31	Change In Control Agreement dated as of October 9, 2006 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed October 12, 2006.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

	Exhibit
	Number	Description
*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.