Form 10-Q
period 2007-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2007-12-06
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2007
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☑
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☑ No ☐
At November 30, 2007, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	62,958,674	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock
EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended October 31, 2007
FORM 10-Q QUARTERLY REPORT

		Page
	Condensed Statements of Cash Flows – Three months ended October 31, 2007 and 2006	25

	Note to Condensed Financial Statements	25

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38

ITEM 5.	OTHER INFORMATION	38

ITEM 6.	EXHIBITS	39
Agreement and Release
Certification of Ferrellgas Partners, L.P. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Certification of Ferrellgas Partners Finance Corp. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Certification of Ferrellgas, L.P. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Certification of Ferrellgas Finance Corp. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Certification of Ferrellgas Partners, L.P. Pursuant to Section 1350
Certification of Ferrellgas Partners Finance Corp. Pursuant to Section 1350
Certification of Ferrellgas, L.P. Pursuant to Section 1350
Certification of Ferrellegas Finance Corp. Pursuant to Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	October 31,	July 31,
	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$17,091	$20,685
Accounts and notes receivable, net	124,302	118,320
Inventories	176,571	113,807
Prepaid expenses and other current assets	24,967	16,772

Total current assets	342,931	269,584

Property, plant and equipment, net	705,261	720,190
Goodwill	249,212	249,481
Intangible assets, net	240,941	246,283
Other assets, net	20,362	17,865

Total assets	$1,558,707	$1,503,403

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$75,421	$62,103
Short-term borrowings	136,613	57,779
Other current liabilities	122,143	107,199

Total current liabilities	334,177	227,081

Long-term debt	1,012,941	1,011,751
Other liabilities	23,184	22,795
Contingencies and commitments (Note H)	—	—
Minority interest	4,658	5,119

Partners’ capital:
Common unitholders (62,958,674 and 62,957,674 units outstanding at October 31, 2007 and July 31, 2007, respectively)	238,495	289,075
General partner (635,946 and 635,936 units outstanding at October 31, 2007 and July 31, 2007, respectively)	(57,665)	(57,154)
Accumulated other comprehensive income	2,917	4,736

Total partners’ capital	183,747	236,657

Total liabilities and partners’ capital	$1,558,707	$1,503,403

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months
	ended October 31,
	2007	2006
Revenues:
Propane and other gas liquids sales	$358,935	$344,919
Other	35,981	31,494

Total revenues	394,916	376,413

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	252,519	234,686
Cost of product sold — other	10,960	14,620
Operating expense	90,459	90,011
Depreciation and amortization expense	21,365	21,656
General and administrative expense	11,793	11,085
Equipment lease expense	6,351	6,644
Employee stock ownership plan compensation charge	3,174	2,841
Loss on disposal of assets and other	2,387	3,003

Operating loss	(4,092)	(8,133)

Interest expense	(22,286)	(22,380)
Interest income	817	970

Loss before income taxes and minority interest	(25,561)	(29,543)

Income tax expense (benefit)	(2,488)	210
Minority interest	(173)	(240)

Net loss	(22,900)	(29,513)

Net loss available to general partner unitholder	(229)	(295)

Net loss available to common unitholders	$(22,671)	$(29,218)

Basic and diluted net loss available per common unit	$(0.36)	$(0.47)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated other
	Number of units				comprehensive income
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital
July 31, 2007	62,957.7	635.9	$289,075	$(57,154)	$5,055	$30	$(349)	$236,657

Contributions in connection with ESOP and stock-based compensation charges	—	—	3,552	35	—	—	—	3,587

Common unit distribution	—	—	(31,480)	(317)	—	—	—	(31,797)

Common unit options exercised	1.0	—	19	—	—	—	—	19

Comprehensive income (loss):
Net loss	—	—	(22,671)	(229)	—	—	—	(22,900)
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	1,916	—	—
Reclassification of derivatives to earnings	—	—	—	—	(3,765)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(14)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	5	—
Pension liability adjustment	—	—	—	—	—	—	39	(1,819)

Comprehensive loss								(24,719)

October 31, 2007	62,958.7	635.9	$238,495	$(57,665)	$3,206	$21	$(310)	$183,747

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(22,900)	$(29,513)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	21,365	21,656
Employee stock ownership plan compensation charge	3,174	2,841
Stock-based compensation charge	450	333
Loss on disposal of assets	1,103	1,654
Minority interest	(173)	(240)
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,868	2,014
Deferred tax expense (benefit)	(2,177)	229
Other	1,933	(9)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(20,884)	(7,104)
Inventories	(64,949)	(17,865)
Prepaid expenses and other current assets	(10,617)	(5,891)
Accounts payable	12,178	(4,127)
Accrued interest expense	2,564	1,602
Other current liabilities	12,650	467
Other liabilities	100	623
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	17,000	12,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	242,512	243,310
Remittances of amounts collected as servicer of accounts receivable securitizations	(246,512)	(247,310)

Net cash used in operating activities	(51,315)	(25,330)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(190)	(29,160)
Capital expenditures	(3,912)	(9,158)
Proceeds from sale of assets	2,938	3,624
Other	1,225	(990)

Net cash provided by (used in) investing activities	61	(35,684)

Cash flows from financing activities:
Distributions	(31,797)	(31,741)
Issuance of common units, net of issuance costs of $226	—	44,319
Proceeds from increase in long-term debt	92,066	45,850
Reductions in long-term debt	(91,128)	(58,821)
Net additions to short-term borrowings	78,834	67,950
Cash paid for financing costs	—	(80)
Minority interest activity	(325)	(324)
Proceeds from exercise of common unit options	19	855
Cash contribution from general partner	—	465

Net cash provided by financing activities	47,669	68,473

Effect of exchange rate changes on cash	(9)	(23)

Increase (decrease) in cash and cash equivalents	(3,594)	7,436
Cash and cash equivalents — beginning of year	20,685	16,525

Cash and cash equivalents — end of period	$17,091	$23,961

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007
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

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes, as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2007.

B.	Summary of significant accounting policies
     (1) Nature of operations:
The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2007 and 2006 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.
     (2) Accounting estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, and valuation methods used to value sales returns and allowances, allowance for doubtful accounts, derivative commodity contracts and stock and unit-based compensation calculations.

     (3) Supplemental cash flow information:

	For the three months ended
	October 31,
	2007	2006
CASH PAID FOR:
Interest	$19,206	$20,207
Income taxes	$1,211	$1,765
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$500
Issuance of liabilities in connection with acquisitions	$—	$2,067
Property, plant and equipment additions	$1,140	$1,535
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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas is currently evaluating the potential impact of this statement.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation during fiscal 2008 did not have a significant impact on Ferrellgas.
     (5) Income taxes
Income tax expense (benefit) consisted of the following:

	For the three months ended
	October 31,
	2007	2006
Current benefit	$(311)	$(19)
Deferred expense (benefit)	(2,177)	229

Income tax expense (benefit)	$(2,488)	$210

     Deferred taxes consisted of the following:

	October 31,	July 31,
	2007	2007
Deferred tax assets	$4,224	$1,718
Deferred tax liabilities	(4,326)	(4,000)

During the fourth quarter of fiscal 2007 the Governor of the State of Michigan signed into law a new Michigan Business Tax. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax expense of $2.8 million during fiscal 2007. During the first quarter of fiscal 2008 a credit for this deferred tax expense was created by a new Michigan tax law. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax credit of $2.8 million during fiscal 2008.
C.	Supplemental financial statement information
Inventories consist of:

	October 31,	July 31,
	2007	2007
Propane gas and related products	$154,442	$89,769
Appliances, parts and supplies	22,129	24,038

	$176,571	$113,807

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of October 31, 2007, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 41.9 million gallons of propane at fixed prices.
Loss on disposal of assets and other consist of:

	For the three months
	ended October 31,
	2007	2006
Loss on disposal of assets	$1,103	$1,654
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,868	2,014

Service income related to the accounts receivable securitization	(584)	(665)

	$2,387	$3,003

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months
	ended October 31,
	2007	2006
Operating expense	$36,450	$31,242
Depreciation and amortization expense	1,296	1,389
Equipment lease expense	5,845	5,910

	$43,591	$38,541

     Other current liabilities consist of:

	October 31,	July 31,
	2007	2007
Accrued interest	$26,011	$23,447
Accrued payroll	14,746	16,680
Accrued insurance	14,382	11,602
Customer deposits and advances	35,351	21,018
Other	31,653	34,452

	$122,143	$107,199

D.	Accounts receivable securitization

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

	October 31,	July 31,
	2007	2007
Retained interest	$16,989	$14,022
Accounts receivable transferred	$92,500	$76,250
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $21.3 million of its trade accounts receivable at October 31, 2007.

Other accounts receivable securitization disclosures consist of the following items:

	For the three months
	ended October 31,
	2007	2006
Net non-cash activity	$1,284	$1,349
Bad debt expense	$—	$140
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.6% and 5.3% as of October 31, 2007 and July 31, 2007, respectively.

E.	Long-term debt

Long-term debt consists of:

	October 31,	July 31,
	2007	2007
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008-2013	$204,000	$204,000
Fixed rate, 8.75%, due 2012, net of unamortized premium	269,756	269,851
Fixed rate, Series C, 8.87%, due 2009	73,000	163,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,413	249,391

Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $136.6 million and $57.8 million classified as short-term borrowings at October 31, 2007 and July 31, 2007, respectively)	212,087	120,021

Notes payable, due 2008 to 2016, net of unamortized discount	7,407	8,395

Capital lease obligations	44	50

	1,015,707	1,014,708

Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,766	2,957

	$1,012,941	$1,011,751

During August 2007, Ferrellgas made scheduled principal payments of $90.0 million of the 8.78% Series B Senior Notes using proceeds from borrowings on the unsecured bank credit facilities.

Unsecured bank credit facilities

As of October 31, 2007, Ferrellgas had total borrowings outstanding under the unsecured bank credit facilities of $348.7 million. Ferrellgas classified $136.6 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 7.20%. As of July 31, 2007, Ferrellgas had total borrowings outstanding under the unsecured bank credit facilities of $177.8 million. Ferrellgas classified $57.8 million of this amount as short term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.21%.

F.	Partners’ capital

Partnership distributions

Ferrellgas Partners has paid the following distributions:

	For the three months
	ended October 31,
	2007	2006
Public common unit holders	$19,170	$19,114
Ferrell Companies (1)	10,040	10,040
FCI Trading Corp. (2)	98	98
Ferrell Propane, Inc. (3)	26	26
James E. Ferrell (4)	2,146	2,146
General partner	317	317

	$31,797	$31,741

(1)	Ferrell Companies is the owner of the general partner and a 32% owner of Ferrellgas’ common units and thus a related party.

(2)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of the general partner and thus a related party.
On November 27, 2007, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2007, which is expected to be paid on December 14, 2007. Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,146
General partner	317
See additional discussions about transactions with related parties in Note G – Transactions with related parties.
G.	Transactions with related parties

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

	For the three months
	ended October 31,
	2007	2006
Operating expense	$45,429	$50,186
General and administrative expense	6,996	4,851
See additional discussions about transactions with related parties in Note F – Partners capital.

H.	Contingencies

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

Below is a calculation of the basic and diluted net loss available per common unit in the condensed consolidated statements of earnings for the periods indicated. In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of EITF 03-6 typically impacts only the three months ending January 31. There was not a dilutive effect of EITF 03-6 on basic and diluted net loss available per common unit for the three months ended October 31, 2007 and 2006, respectively.

In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months
	ended October 31,
	2007
Net loss available to common unitholders	$(22,671)	$(29,218)
Weighted average common units outstanding (in thousands)	62,958.7	62,238.5

Dilutive securities	—	—

Weighted average common units outstanding plus dilutive securities	62,958.7	62,238.5

Basic and diluted net loss available per common unit	$(0.36)	$(0.47)

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	October 31,	July 31,
	2007	2007
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	4,202	4,157

Accumulated deficit	(4,202)	(4,157)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2007	2006
General and administrative expense	$45	$45

Net loss	$(45)	$(45)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(45)	$(45)

Cash used in operating activities	(45)	(45)

Cash flows from financing activities:
Capital contribution	45	45

Cash provided by financing activities	45	45

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
October 31, 2007
(unaudited)
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31,	July 31,
	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$16,849	$20,407
Accounts and notes receivable, net	124,302	118,320
Inventories	176,571	113,807
Prepaid expenses and other current assets	24,298	16,103

Total current assets	342,020	268,637

Property, plant and equipment, net	705,261	720,190
Goodwill	249,212	249,481
Intangible assets, net	240,941	246,283
Other assets, net	18,016	15,360

Total assets	$1,555,450	$1,499,951

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$75,421	$62,103
Short-term borrowings	136,613	57,779
Other current liabilities	113,092	104,018

Total current liabilities	325,126	223,900

Long-term debt	743,185	741,900
Other liabilities	23,184	22,795
Contingencies and commitments (Note H)	—	—

Partners’ capital
Limited partner	456,380	501,501
General partner	4,658	5,119
Accumulated other comprehensive income	2,917	4,736

Total partners’ capital	463,955	511,356

Total liabilities and partners’ capital	$1,555,450	$1,499,951

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2007	2006
Revenues:
Propane and other gas liquids sales	$358,935	$344,919
Other	35,981	31,494

Total revenues	394,916	376,413

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	252,519	234,686
Cost of product sold — other	10,960	14,620
Operating expense	90,396	89,948
Depreciation and amortization expense	21,365	21,656
General and administrative expense	11,793	11,085
Equipment lease expense	6,351	6,644
Employee stock ownership plan compensation charge	3,174	2,841
Loss on disposal of assets and other	2,387	3,003

Operating loss	(4,029)	(8,070)

Interest expense	(16,360)	(16,406)
Interest income	817	970

Loss before income taxes	(19,572)	(23,506)

Income tax expense (benefit)	(2,488)	210

Net loss	$(17,084)	$(23,716)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive income
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital
July 31, 2007	$501,501	$5,119	$5,055	$30	$(349)	$511,356

Contributions in connection with ESOP and stock-based compensation charges	3,587	37	—	—	—	3,624

Quarterly distribution	(31,797)	(325)	—	—	—	(32,122)

Comprehensive income (loss):
Net loss	(16,911)	(173)	—	—	—	(17,084)
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	1,916	—	—
Reclassification of derivatives to earnings	—	—	(3,765)	—	—
Foreign currency translation adjustment	—	—	—	(14)	—
Tax effect on foreign currency translation adjustment	—	—	—	5	—
Pension liability adjustment	—	—	—	—	39	(1,819)

Comprehensive loss						(18,903)

October 31, 2007	$456,380	$4,658	$3,206	$21	$(310)	$463,955

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(17,084)	$(23,716)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	21,365	21,656
Employee stock ownership plan compensation charge	3,174	2,841
Stock-based compensation charge	450	333
Loss on disposal of assets	1,103	1,654
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,868	2,014
Deferred tax expense (benefit)	(2,177)	219
Other	1,869	(176)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(20,884)	(7,104)
Inventories	(64,949)	(17,865)
Prepaid expenses and other current assets	(10,617)	(5,891)
Accounts payable	12,178	(4,127)
Accrued interest expense	(3,299)	(4,261)
Other current liabilities	12,643	529
Other liabilities	100	623
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	17,000	12,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	242,512	243,310
Remittances of amounts collected as servicer of accounts receivable securitizations	(246,512)	(247,310)

Net cash used in operating activities	(51,260)	(25,271)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(190)	(29,165)
Capital expenditures	(3,912)	(9,158)
Proceeds from asset sales	2,938	3,624
Other	1,225	(991)

Net cash provided by (used in) investing activities	61	(35,690)

Cash flows from financing activities:
Distributions	(32,122)	(32,065)
Contributions from partners	—	46,065
Proceeds from increase in long-term debt	92,066	45,850
Reductions in long-term debt	(91,128)	(58,821)
Net additions to short-term borrowings	78,834	67,950
Cash paid for financing costs	—	(15)

Net cash provided by financing activities	47,650	68,964

Effect of exchange rate changes on cash	(9)	(23)

Increase (decrease) in cash and cash equivalents	(3,558)	7,980
Cash and cash equivalents — beginning of period	20,407	14,875

Cash and cash equivalents — end of period	$16,849	$22,855

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007
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

Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp. whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas, L.P.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes, as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2007.

B.	Summary of significant accounting policies
(1) Nature of operations:
Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.
(2) Accounting estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, and valuation methods used to value sales returns and allowances, allowance for doubtful accounts, derivative commodity contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

	For the three months ended
	October 31,
	2007	2006
CASH PAID FOR:
Interest	$19,206	$20,159
Income taxes	$1,200	$1,765
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$500
Issuance of liabilities in connection with acquisitions	$—	$2,067
Property, plant and equipment additions	$1,140	$1,535
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
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation during fiscal 2008 did not have a significant impact on Ferrellgas L.P.
(5) Income taxes
Income tax expense (benefit) consisted of the following:

	For the three months ended
	October 31,
	2007	2006
Current benefit	$(311)	$(19)
Deferred expense (benefit)	(2,177)	229

Income tax expense (benefit)	$(2,488)	$210

Deferred taxes consisted of the following:

	October 31,	July 31,
	2007	2007
Deferred tax assets	$4,224	$1,718
Deferred tax liabilities	(4,326)	(4,000)

During the fourth quarter of fiscal 2007 the Governor of the State of Michigan signed into law a new Michigan Business Tax. The passing of this new tax law caused Ferrellgas L.P. to recognize a one time deferred tax expense of $2.8 million during fiscal 2007. During the first quarter of fiscal 2008 a credit for this deferred tax expense was created by a new Michigan tax law. The passing of this new tax law caused Ferrellgas L.P. to recognize a one time deferred tax credit of $2.8 million during fiscal 2008.
C.	Supplemental financial statement information
Inventories consist of:

	October 31,	July 31,
	2007	2007
Propane gas and related products	$154,442	$89,769
Appliances, parts and supplies	22,129	24,038

	$176,571	$113,807

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of October 31, 2007, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 41.9 million gallons of propane at fixed prices.
   Loss on disposal of assets and other consists of:

	For the three months
	ended October 31,
	2007	2006
Loss on disposal of assets	$1,103	$1,654
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,868	2,014
Service income related to the accounts receivable securitization	(584)	(665)

	$2,387	$3,003

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months
	ended October 31,
	2007	2006
Operating expense	$36,450	$31,242
Depreciation and amortization expense	1,296	1,389
Equipment lease expense	5,845	5,910

	$43,591	$38,541

Other current liabilities consist of:

	October 31,	July 31,
	2007	2007
Accrued interest	$17,152	$20,451
Accrued payroll	14,746	16,680
Accrued insurance	14,382	11,602
Customer deposits and advances	35,351	21,018
Other	31,461	34,267

	$113,092	$104,018

D.	Accounts receivable securitization
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

	October 31,	July 31,
	2007	2007
Retained interest	$16,989	$14,022
Accounts receivable transferred	$92,500	$76,250
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. Ferrellgas, L.P. had the ability to transfer, at its option, an additional $21.3 million of its trade accounts receivable at October 31, 2007.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months
	ended October 31,
	2007	2006
Net non-cash activity	$1,284	$1,349
Bad debt expense	$—	$140
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.6% and 5.3% as of October 31, 2007 and July 31, 2007, respectively.
E.	Long-term debt
Long-term debt consists of:

	October 31,	July 31,
	2007	2007
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008-2013	$204,000	$204,000
Fixed rate, Series C, 8.87%, due 2009	73,000	163,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,413	249,391

	October 31,	July 31,
	2007	2007
Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $136.6 million and $57.8 million classified as short-term borrowings at October 31, 2007 and July 31, 2007, respectively)	212,087	120,021

Notes payable, due 2008 to 2016, net of unamortized discount	7,407	8,395

Capital lease obligations	44	50

	745,951	744,857
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,766	2,957

	$743,185	$741,900

During August 2007, Ferrellgas L.P. made scheduled principal payments of $90.0 million of the 8.78% Series B Senior Notes using proceeds from borrowings on the unsecured bank credit facilities.
Unsecured bank credit facilities
As of October 31, 2007, Ferrellgas L.P. had total borrowings outstanding under the unsecured bank credit facilities of $348.7 million. Ferrellgas, L.P. classified $136.6 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 7.20%. As of July 31, 2007, Ferrellgas, L.P. had total borrowings outstanding under the unsecured bank credit facility of $177.8 million. Ferrellgas, L.P. classified $57.8 million of this amount as short term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.21%.
F.	Partners’ capital
Partnership distributions paid

	For the three months
	ended October 31,
	2007	2006
Ferrellgas Partners	$31,797	$31,741
General partner	$325	$324
On November 27, 2007, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $43.5 million and $0.4 million, respectively.
See additional discussions about transactions with related parties in Note G – Transactions with related parties.
G.	Transactions with related parties
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

	For the three months
	ended October 31,
	2007	2006
Operating expense	$45,429	$50,186
General and administrative expense	6,996	4,851
See additional discussions about transactions with related parties in Note F – Partners capital.
H.	Contingencies
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
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	October 31	July 31,
	2007	2007
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	2,220	2,220

Accumulated deficit	(2,220)	(2,220)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2007	2006
General and administrative expense	$—	$—

Net loss	$—	$—

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2007	2006
Cash flows from operating activities:
Net loss	$—	$—

Cash used in operating activities	—	—

Cash flows from financing activities:
Capital contribution	—	—

Cash provided by financing activities	—	—

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
October 31, 2007
(unaudited)
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
Overview
     We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States, including the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2007. We serve more than one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.
     The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, the propane by portable tank exchange sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. It also provides us the ability to better utilize our seasonal resources at our retail distribution locations. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.
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
     Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season of November through March. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use.
     Our gross margin from the distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural and other customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas as propane prices tend to correlate with the fluctuations of these underlying commodities. We employ risk management activities that attempt to mitigate risks related to the purchasing and transporting of propane.

     We continue to pursue the following business strategies:
•	maximize operating efficiencies through utilization of our technology platform;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interest with our investors through significant employee ownership.
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
     Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statement. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict.
     Some of our forward-looking statements include the following:
•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	the expectation that revenues — propane and other gas liquids sales, cost of product sold – propane and other gas liquids, gross margin – propane and other gas liquids, operating income and earnings from continuing operations will increase during the remainder of fiscal 2008.
     These forward-looking statements can also be found in the section of our Annual Report on Form 10-K for our fiscal 2007 entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering any forward-looking statement, you should also keep in mind the risk factors set forth in the section of our Annual Report on Form 10-K for our fiscal 2007 entitled “Item 1A. Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.
     Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statement or risk factor after the date of this quarterly report.
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

     The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists two material differences between Ferrellgas Partners and the operating partnership. Those two material differences are:
•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units in several transactions during fiscal 2007.
Results of Operations

	For the three months		Favorable
	Ended October 31,		(unfavorable)
(amounts in thousands)	2007	2006	variance
Propane sales volumes (gallons)	141,145	161,245	(20,100)	(12.5)%

Propane and other gas liquids sales	$358,935	$344,919	$14,016	4.1%
Gross margin from propane and other gas liquids sales (a)	106,416	110,233	(3,817)	(3.5)%
Operating loss	(4,092)	(8,133)	4,041	49.7%
Interest expense	22,286	22,380	94	—%

(a)	Gross margin from propane and other gas liquids sales represents Propane and other gas liquids sales less Cost of product sold – propane and other gas liquids sales.
     Propane sales volume during the three months ended October 31, 2007 decreased 20.1 million gallons compared to the prior year period. This decrease in sales volume was primarily due to temperatures during the month ended October 31, 2007 being 33% warmer than the month ended October 31, 2006. We also believe significantly higher propane prices have lead to continued customer conservation. The wholesale market price of propane has increased 26% since the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.30 per gallon during the three months ended October 31, 2007 compared to an average price of $1.03 per gallon during the three months ended October 31, 2006.
     Propane and other gas liquids sales increased $14.0 million compared to the prior year period. Approximately $25.6 million of this increase was due to an increase in lower-margin wholesale and other third party sales and approximately $25.1 million of this increase was due to an increase in sales prices per gallon. We believe these increases were partially offset primarily by customer conservation resulting from higher product prices and warmer weather as discussed above.
     Gross margin from propane and other gas liquids sales decreased $3.8 million compared to the prior year period. We believe this decrease was primarily due to customer conservation resulting from higher product prices and warmer weather as discussed above. This decrease was partially offset by a $8.4 million improvement in margins per gallon.
     Operating loss decreased $4.0 million compared to the prior year period primarily due to an increase of $8.1 million in gross margin from other revenues. This increase was partially offset by the previously mentioned $3.8 million decrease in gross margin from propane and other gas liquids. Gross margin related to other revenues increased primarily due to increases in tank rental and other fees and surcharges billed to customers.

     Interest expense decreased $0.1 million during the three months ended October 31, 2007. The decrease in interest expense resulting from the scheduled retirement of a portion of our fixed rate senior notes on August 1, 2007 was offset primarily by increased interest expense on our unsecured credit facility for additional borrowings used to fund the above mentioned retirement of fixed rate senior notes.
Interest expense of the operating partnership
     Interest expense was consistent with that of the prior year period. The decrease in interest expense resulting from the scheduled retirement of a portion of our fixed rate senior notes on August 1, 2007 was offset primarily by increased interest expense on our unsecured credit facility for additional borrowings used to fund the above mentioned retirement of fixed rate senior notes.
Forward-looking statements
     We expect increases during the remainder of fiscal 2008 for revenue — propane and other gas liquids sales, cost of product sold – propane and other gas liquids sales, operating income and net income as compared to the same period during fiscal 2007 due to:
•	our assumption that interest rates will remain relatively stable during the remainder of fiscal 2008, and

•	our assumption that temperatures for the winter heating season will return to normal causing an increase in propane sales volume during the remainder of fiscal 2008.
Liquidity and Capital Resources
General
     Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, acquisition and capital expenditures. The minimum quarterly distribution of $0.50 expected to be paid on December 14, 2007 to all common units that were outstanding on December 7, 2007, represents the fifty-third consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.
     Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business, weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed revenues and related costs and expenses during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2008 and in fiscal 2009. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for the remainder of fiscal 2008 and in fiscal 2009.

     Our bank credit facilities, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8 3/4% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8 3/4% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.
     As of October 31, 2007, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2008 and in fiscal 2009. However, we may not meet the applicable financial tests in future quarters if we were to experience:
•	significantly warmer than normal winter temperatures;

•	a continued volatile energy commodity cost environment;

•	an unexpected downturn in business operations; or

•	a general economic downturn in the United States.
Any failure to meet quarterly financial tests and covenants could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.
     We expect our future capital expenditures, working capital and debt service needs to be provided by a combination of cash generated from future operations, existing cash balances, our bank credit facilities or our accounts receivable securitization facility. See additional information about our accounts receivable securitization facility in “Operating Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

     Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:
•	a shelf registration statement for the periodic sale of common units, debt securities and/or other securities. Ferrellgas Partners Finance Corp. may, at our election, be the co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions. As of November 30, 2007 we had $240.0 million available under this shelf agreement; and

•	a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with the Ferrellgas Partners’ direct purchase and distribution reinvestment plan. As of November 30, 2007 we had $200.0 million available under this shelf agreement.
Operating Activities
     During the three months ended October 31, 2007, net cash used in operating activities was $51.3 million compared to $25.3 million for the prior year period. This increase in cash used in operating activities was primarily due to a $36.1 million increase in working capital requirements which was somewhat offset by a $5.7 million increase in cash flow from operations and a $5.0 million increase in cash flow from the utilization of our accounts receivable securitization facility. The increase in working capital requirements was primarily due to the timing of inventory purchases and collections on accounts receivable, which was partially offset by the timing of accounts payable disbursements, and increases in customer deposits and advances. The increase in cash flow from operations was primarily due to improved results of operations as discussed above.
Accounts receivable securitization
     Cash flows from our accounts receivable securitization facility increased $5.0 million. We received net funding of $13.0 million from this facility during the three months ended October 31, 2007 as compared to $8.0 million in the prior year period.
     Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowing under the operating partnership’s bank credit facilities. See additional discussion about the operating partnership’s bank credit facilities in “Financing Activities – Bank credit facilities.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $160.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective May 31, 2007, for a 364-day commitment with JPMorgan Chase Bank, N.A. and Fifth Third Bank. At October 31, 2007, we had transferred $92.5 million of our trade accounts receivable with the ability to transfer, at our option, an additional $21.3 million to the accounts receivable securitization facility. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.
The operating partnership
     During the three months ended October 31, 2007, net cash used in operating activities was $51.3 million compared to $25.3 million for the prior year period. This increase in cash used in operating activities was primarily due to a $36.2 million increase in working capital requirements which was somewhat offset by a $5.7 million increase in cash flow from operations and a $5.0 million increase in cash flow from the utilization of our accounts receivable securitization facility. The reduction in working capital was primarily due to the timing of inventory purchases and collections on accounts receivable, which was partially offset by the timing of accounts payable disbursements, and increases in customer deposits and advances. The increase in cash flow from operations was primarily due to improved results of operations as discussed above.
Investing Activities
     During the three months ended October 31, 2007, net cash provided by investing activities was $0.1 million, compared to cash used in investing activities of $35.7 million for the prior year period. This increase in cash provided by investing activities is primarily due to acquisition activity during the prior year period that was not repeated during the current year period and a decrease in growth capital expenditures for tank exchange operations.
Capital expenditures
     We incurred cash capital expenditures of $3.9 million during the three months ended October 31, 2007 as compared to $9.2 million in the prior year period.
Acquisition
     During the three months ended October 31, 2007, we used $0.2 million in cash for costs associated with prior year acquisitions as compared to $29.2 million in cash in the prior year period.
Financing Activities
     During the three months ended October 31, 2007, net cash provided by financing activities was $47.7 million compared to $68.5 million for the prior year period. This decrease in cash provided by financing activities was primarily due to cash inflows from the issuance of common units in the prior year period that was not repeated during the current period. This decrease was somewhat offset by a reduction of long-term debt in the prior year period that was not repeated during the current year period and an increase in short-term borrowings during the current year period.
Distributions
     Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $31.8 million during the three months ended October 31, 2007 in connection with the distributions declared for the three months ended July 31, 2007. The quarterly distribution on all common units and the related general partner distributions for the three months ended October 31, 2007 of $31.8 million are expected to be paid on December 14, 2007 to holders of record on December 7, 2007.
Bank credit facilities
     At October 31, 2007, $348.7 million of borrowings and $50.2 million of letters of credit were outstanding under our unsecured bank credit facilities. $95.0 million of these borrowings will mature on August 1, 2009 while the remaining $253.7 million of borrowings and letters of credit will mature on April 22, 2010. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities and product purchases. At October 31, 2007, we had $126.1 million of available capacity for working capital, acquisition, capital expenditure and general partnership purposes under these unsecured bank credit facilities.
     All borrowings under our unsecured bank credit facilities bear interest, at our option, at a rate equal to either:
•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of October 31, 2007, the federal funds rate and Bank of America’s prime rate were 4.60% and 7.50%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of October 31, 2007, the one-month and three-month Eurodollar Rates were 4.70% and 4.85%, respectively).
In addition, an annual commitment fee is payable on the daily unused portion of our unsecured bank credit facilities at a per annum rate varying from 0.375% to 0.500% (as of October 31, 2007, the commitment fee per annum rate was 0.375%).
     We believe that the liquidity available from our unsecured bank credit facilities and the accounts receivable securitization facility will be sufficient to meet our future capital expenditures, working capital, debt service and letter of credit requirements for the remainder of fiscal 2008 and fiscal 2009. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:
•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating;

•	decreased trade credit; or

•	a significant acquisition.
If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented.
The operating partnership
     The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.
Distributions
     The operating partnership paid cash distributions of $32.1 million during the three months ended October 31, 2007. The operating partnership expects to pay cash distributions of $43.9 million on December 14, 2007.
Disclosures about Effects of Transactions with Related Parties
     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $52.4 million for the three months ended October 31, 2007, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

     Related party common unitholder information consisted of the following:

		Distributions paid
	Common unit	during the three
	ownership at	months ended
	October 31, 2007	October 31, 2007
Ferrell Companies (1)	20,080.8	$10,040
FCI Trading Corp. (2)	195.7	98
Ferrell Propane, Inc. (3)	51.2	26
James E. Ferrell (4)	4,292.0	2,146

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of our general partner.
     During the three months ended October 31, 2007, Ferrellgas Partners paid our general partner distributions of $0.3 million.
     See “Financing Activities” for additional information regarding transactions with related parties.
     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.
     We have had no material changes in our contractual obligations that were outside the ordinary course of business since our disclosure in our Annual Report on Form 10-K for our fiscal 2007.
     See Note B – Summary of significant accounting policies – in our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.
     We have had no other material changes to our critical accounting policies and estimates since our disclosure in our Annual Report on Form 10-K for our fiscal 2007.
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
     Our risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results, of our other risk management activities are presented separately in our discussion of gross margin found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” as risk management trading activities and are accounted for at fair value.
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

     We did not enter into any significant risk management trading activities during the three months ended October 31, 2007. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading”.
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
     We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2007 and July 31, 2007, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $6.4 million and $0.8 million as of October 31, 2007 and July 31, 2007, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
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
Interest Rate Risk
     At October 31, 2007 and July, 31, 2007, we had $348.7 million and $177.8 million, respectively, in variable rate bank credit facilities borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facilities would result in an annual loss in future earnings of $3.5 million. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were adequate and effective as of October 31, 2007.
     The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned partnerships and corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2007, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
     During the most recent fiscal quarter ended October 31, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
Agreement and Release
     Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. have entered into an Agreement and Release dated December 4, 2007 with Brian J. Kline, former Vice President, Corporate Development of Ferrellgas, Inc. Under the terms of the Agreement and Release, Mr. Kline will remain employed by Ferrellgas, Inc. in an advisory role through September 30, 2008. Mr. Kline will receive payments totaling $306,564 representing severance and compensation for services to be rendered through September 30, 2008, and will be eligible for COBRA reimbursements for five months. The Agreement and Release also contains a general release of claims in favor of the Ferrellgas entities and a non-compete provision extending through December 1, 2009. The foregoing description is subject to, and is qualified in its entirety by, the Agreement and Release, which is filed as Exhibit 10.33 to this Form 10-Q.

ITEM 6. EXHIBITS
The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number	Description
2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 13, 2004.

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.

3.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed October 12, 2006.

3.5	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed December 16, 1996.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.7	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

3.8	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

3.9	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 4.3 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

Exhibit
Number	Description
4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of the Registrant’s 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to:
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
$90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and
$73,000,000 8.87% Senior Notes, Series C, due August 1, 2009.
Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 1999.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

Exhibit
Number	Description
10.2	Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

10.3	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.4	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.5	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.6	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.7	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.8	Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.

10.9	Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

10.10	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

	Exhibit
	Number	Description
	10.11	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated
		May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.

	10.12	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.

	10.13	First Amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

	10.14	Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

	10.15	Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.

#	10.16	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.17	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.18	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.19	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.20	Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#	10.21	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.22	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.

	Exhibit
	Number	Description
#	10.23	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.

#	10.24	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

#	10.25	Change In Control Agreement dated as of October 9, 2006 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.26	Change In Control Agreement dated as of October 9, 2006 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.27	Change In Control Agreement dated as of October 9, 2006 by and between Kevin T. Kelly and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.28	Change In Control Agreement dated as of October 9, 2006 by and between Brian J. Kline and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.29	Change In Control Agreement dated as of October 9, 2006 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.30	Change In Control Agreement dated as of October 9, 2006 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.31	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.32	Change In Control Agreement dated as of October 9, 2006 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed October 12, 2006.

#*	10.33	Agreement and release dated as of December 4, 2007 by and among Brian J. Kline, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

	Exhibit
	Number	Description
*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	December 6, 2007	By	/s/ Kevin T. Kelly Kevin T. Kelly Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 6, 2007	By	/s/ Kevin T. Kelly Kevin T. Kelly Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	December 6, 2007	By	/s/ Kevin T. Kelly Kevin T. Kelly Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 6, 2007	By	/s/ Kevin T. Kelly Kevin T. Kelly Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 13, 2004.

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.

3.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed October 12, 2006.

3.5	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed December 16, 1996.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.7	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

3.8	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

3.9	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 4.3 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

Exhibit
Number	Description
4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of the Registrant’s 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to:
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
$90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and
$73,000,000 8.87% Senior Notes, Series C, due August 1, 2009.
Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 1999.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

Exhibit
Number	Description
10.2	Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

10.3	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.4	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.5	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.6	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.7	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.8	Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.

10.9	Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

10.10	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

	Exhibit
	Number	Description
	10.11	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated
		May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.

	10.12	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.

	10.13	First Amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

	10.14	Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

	10.15	Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.

#	10.16	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.17	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.18	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.19	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.20	Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#	10.21	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.22	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.

	Exhibit
	Number	Description
#	10.23	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.

#	10.24	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

#	10.25	Change In Control Agreement dated as of October 9, 2006 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.26	Change In Control Agreement dated as of October 9, 2006 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.27	Change In Control Agreement dated as of October 9, 2006 by and between Kevin T. Kelly and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.28	Change In Control Agreement dated as of October 9, 2006 by and between Brian J. Kline and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.29	Change In Control Agreement dated as of October 9, 2006 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.30	Change In Control Agreement dated as of October 9, 2006 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.31	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.32	Change In Control Agreement dated as of October 9, 2006 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed October 12, 2006.

#*	10.33	Agreement and release dated as of December 4, 2007 by and among Brian J. Kline, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

	Exhibit
	Number	Description
*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.