Form 10-Q
period 2008-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS FINANCE CORP; FERRELLGAS L P
filed 2008-06-06
CIK 922358, 1012493, 922360, 922359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Ferrellgas Partners, L.P.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Ferrellgas Partners Finance Corp., Ferrellgas, L.P. Ferrellgas and Finance Corp.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P.	Yes ☐ No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.	Yes ☑ No ☐
At May 30, 2008, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	62,961,674	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock
EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended April 30, 2008
FORM 10-Q QUARTERLY REPORT

		Page

	Condensed Statements of Cash Flows — Nine months ended April 30, 2008 and 2007	27
	Note to Condensed Financial Statements	27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40

ITEM 4.	CONTROLS AND PROCEDURES	42

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	42

ITEM 1A.	RISK FACTORS	42

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	43

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	43

ITEM 5.	OTHER INFORMATION	43

ITEM 6.	EXHIBITS	44
Certification of Ferrellgas Partners, L.P. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Certification of Ferrellgas Partners Finance Corp. Pursuant to Rule 13a-13(a) or Rule 15d-14(a)
Certification of Ferrellgas, L.P. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Certification of Ferrellgas Finance Corp. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Certification of Ferrellgas Partners, L.P. Pursuant to Section 1350
Certification of Ferrellgas Partners Finance Corp. Pursuant to Section 1350
Certification of Ferrellgas, L.P. Pursuant to Section 1350
Certification of Ferrellgas Finance Corp. Pursuant to Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	April 30,	July 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$20,864	$20,685
Accounts and notes receivable, net	162,580	118,320
Inventories	121,833	113,807
Price risk management assets	17,228	5,097
Prepaid expenses and other current assets	14,690	11,675

Total current assets	337,195	269,584

Property, plant and equipment, net	693,742	720,190
Goodwill	248,877	249,481
Intangible assets, net	230,449	246,283
Other assets, net	20,032	17,865

Total assets	$1,530,295	$1,503,403

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$75,674	$62,103
Short-term borrowings	71,025	57,779
Other current liabilities	100,844	107,199

Total current liabilities	247,543	227,081

Long-term debt	1,028,518	1,011,751
Other liabilities	24,041	22,795
Contingencies and commitments (Note I)	—	—
Minority interest	4,968	5,119

Partners’ capital:
Common unitholders (62,961,674 and 62,957,674 units outstanding at April 30, 2008 and July 31, 2007, respectively)	268,399	289,075
General partner (635,977 and 635,936 units outstanding at April 30, 2008 and July 31, 2007, respectively)	(57,361)	(57,154)
Accumulated other comprehensive income	14,187	4,736

Total partners’ capital	225,225	236,657

Total liabilities and partners’ capital	$1,530,295	$1,503,403

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007

Revenues:
Propane and other gas liquids sales	$621,343	$531,816	$1,664,734	$1,458,732
Other	90,747	92,346	206,240	204,616

Total revenues	712,090	624,162	1,870,974	1,663,348

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	455,375	341,593	1,212,418	956,288
Cost of product sold — other	61,850	72,118	121,232	142,039
Operating expense	93,349	97,369	274,828	287,224
Depreciation and amortization expense	21,443	22,245	63,883	65,936
General and administrative expense	10,947	11,829	33,855	32,877
Equipment lease expense	5,990	6,675	18,484	19,773
Employee stock ownership plan compensation charge	3,447	2,721	9,693	8,301
Loss on disposal of assets and other	2,662	3,097	8,729	9,592

Operating income	57,027	66,515	127,852	141,318

Interest expense	(21,214)	(21,534)	(66,351)	(66,243)
Interest income	350	981	1,348	2,871

Earnings before income taxes and minority interest	36,163	45,962	62,849	77,946

Income tax expense (benefit)	572	1,752	(1,452)	3,634
Minority interest	420	507	832	933

Net earnings	35,171	43,703	63,469	73,379

Net earnings available to general partner unitholder	352	1,860	635	734

Net earnings available to common unitholders	$34,819	$41,843	$62,834	$72,645

Basic and diluted net earnings available per common unit	$0.55	$0.66	$1.00	$1.16

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated other
	Number of units				comprehensive income
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital

July 31, 2007	62,957.7	635.9	$289,075	$(57,154)	$5,055	$30	$(349)	$236,657

Contributions in connection with ESOP and stock-based compensation charges	—	—	10,854	110	—	—	—	10,964

Common unit distribution	—	—	(94,439)	(953)	—	—	—	(95,392)

Common unit options exercised	4.0	0.1	75	1	—	—	—	76

Comprehensive income:
Net earnings	—	—	62,834	635	—	—	—	63,469
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	14,472	—	—
Reclassification of derivatives to earnings	—	—	—	—	(5,055)	—	—
Foreign currency translation adjustment	—	—	—	—	—	4	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	(9)	—
Pension liability adjustment	—	—	—	—	—	—	39	9,451

Comprehensive income								72,920

April 30, 2008	62,961.7	636.0	$268,399	$(57,361)	$14,472	$25	$(310)	$225,225

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months
	ended April 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$63,469	$73,379
Reconciliation of net earnings to net cash provided by operating activities
Depreciation and amortization expense	63,883	65,936
Employee stock ownership plan compensation charge	9,693	8,301
Stock-based compensation charge	1,383	1,165
Loss on disposal of assets	3,109	3,935
Minority interest	832	933
Loss on transfer of accounts receivable related to the accounts receivable securitization	8,852	8,699
Deferred tax expense (benefit)	(2,052)	148
Other	4,534	2,512
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(123,307)	(70,083)
Inventories	(10,480)	56,107
Prepaid expenses and other current assets	(2,859)	1,532
Accounts payable	12,947	(19,481)
Accrued interest expense	1,474	593
Other current liabilities	(10,318)	(33,946)
Other liabilities	378	1,558
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	103,000	100,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,117,320	971,022
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,149,320)	(1,035,022)

Net cash provided by operating activities	92,538	137,288

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(184)	(31,055)
Capital expenditures	(32,403)	(35,813)
Proceeds from sale of assets	8,665	7,069
Other	(1,530)	(4,902)

Net cash used in investing activities	(25,452)	(64,701)

Cash flows from financing activities:
Distributions	(95,392)	(95,275)
Issuance of common units, net of issuance costs of $226	—	44,241
Proceeds from increase in long-term debt	108,354	65,241
Reductions in long-term debt	(91,955)	(59,914)
Net additions to short-term borrowings	13,246	(19,641)
Cash paid for financing costs	(79)	(171)
Minority interest activity	(1,095)	(1,092)
Proceeds from exercise of common unit options	19	912
Cash contribution from general partner	—	470

Net cash used in financing activities	(66,902)	(65,229)

Effect of exchange rate changes on cash	(5)	(53)
Increase in cash and cash equivalents	179	7,305
Cash and cash equivalents — beginning of year	20,685	16,525

Cash and cash equivalents — end of period	$20,864	$23,830

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At April 30, 2008 Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

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
B.	Summary of significant accounting policies
(1) Nature of operations:
The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full fiscal year. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.
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

(3) Supplemental cash flow information:

	For the nine months ended
	April 30,
	2008	2007
CASH PAID FOR:
Interest	$63,353	$63,917
Income taxes	$1,327	$2,877
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$2,751
Assumption of liabilities in connection with acquisitions	$—	$2,331
Property, plant and equipment additions	$1,811	$1,519
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
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. The adoption of this interpretation during fiscal 2008 did not have a significant impact to Ferrellgas.
SFAS No. 141(R) “Business Combinations” (a replacement of SFAS No. 141, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This statement is effective for fiscal years beginning on or after December 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.
EITF No. 07-4, “Application of the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships” addresses the computation of incentive distribution rights and the appropriate allocation of these rights to current period earnings in the computation of earnings per share. This statement is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Ferrellgas is currently evaluating the potential impact of this statement.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” enhances disclosure requirements for derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.
(5) Price risk management assets and liabilities:
Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value and classified on the consolidated balance sheets as both “Price risk management assets” and “Other current liabilities”.
(6) Income taxes:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Current expense	$243	$2,087	$600	$3,486
Deferred expense (benefit)	329	(335)	(2,052)	148

Income tax expense (benefit)	$572	$1,752	$(1,452)	$3,634

Deferred taxes consisted of the following:

	April 30,	July 31,
	2008	2007
Deferred tax assets	$4,576	$1,718
Deferred tax liabilities	$(4,814)	$(4,000)
During fiscal 2008, the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.
C.	Supplemental financial statement information
Inventories consist of:

	April 30,	July 31,
	2008	2007
Propane gas and related products	$96,153	$89,769
Appliances, parts and supplies	25,680	24,038

	$121,833	$113,807

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2008, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 9.5 million gallons of propane at fixed prices.
Loss on disposal of assets and other consist of:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Loss on disposal of assets	$1,094	$1,471	$3,109	$3,935

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,037	2,915	8,852	8,699
Service income related to the accounts receivable securitization	(1,469)	(1,289)	(3,232)	(3,042)

	$2,662	$3,097	$8,729	$9,592

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Operating expense	$45,001	$44,913	$127,482	$122,308
Depreciation and amortization expense	1,301	1,282	3,833	4,008
Equipment lease expense	5,585	6,003	17,116	17,661

	$51,887	$52,198	$148,431	$143,977

Other current liabilities consist of:

	April 30,	July 31,
	2008	2007
Accrued interest	$24,921	$23,447
Accrued payroll	13,273	16,680
Accrued Insurance	12,616	11,602
Customer deposits and advances	12,964	21,018
Other	37,070	34,452

	$100,844	$107,199

D.	Accounts receivable securitization
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

	April 30,	July 31,
	2008	2007
Retained interest	$30,729	$14,022
Accounts receivable transferred	$165,000	$76,250
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $16.7 million of its trade accounts receivable at April 30, 2008.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months		For the nine months ended
	ended April 30,		April 30,
	2008	2007	2008	2007
Net non-cash activity	$1,568	$992	$5,620	$2,573
Bad debt expense	$—	$—	$—	$202
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 3.3% and 5.3% as of April 30, 2008 and July 31, 2007, respectively.
E.	Long-term debt
Long-term debt consists of:

	April 30,	July 31,
	2008	2007
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008-2013	$204,000	$204,000
Fixed rate, 8.75%, due 2012, net of unamortized premium	269,566	269,851
Fixed rate, Series C, 8.87%, due 2009	73,000	163,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,459	249,391

Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $71.0 million and $57.8 million classified as short-term borrowings at April 30, 2008 and July 31, 2007, respectively)	228,375	120,021

Notes payable, due 2008 to 2016, net of unamortized discount	6,832	8,395

Capital lease obligations	33	50

	1,031,265	1,014,708
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,747	2,957

	$1,028,518	$1,011,751

During August 2007, Ferrellgas made scheduled principal payments of $90.0 million of the 8.78% Series B senior notes using proceeds from borrowings on the unsecured credit facilities.
Unsecured credit facilities
During April 2008, the operating partnership executed an amendment to its unsecured credit facility due April 22, 2010, increasing its borrowing capacity by $73 million and bringing total borrowing capacity for all unsecured credit facilities to $598 million.
As of April 30, 2008, Ferrellgas had total borrowings outstanding under the unsecured credit facilities of $299.4 million. Ferrellgas classified $71.0 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 4.88%. As of July 31, 2007, Ferrellgas had total borrowings outstanding under the unsecured credit facilities of $177.8 million. Ferrellgas classified $57.8 million of this amount as short term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.21%.
F.	Partners’ capital
Partnership distributions paid
Ferrellgas Partners has paid the following distributions:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Public common unit holders	$19,159	$19,165	$57,498	$57,392
Ferrell Companies (1)	10,040	10,040	30,121	30,121
FCI Trading Corp. (2)	98	98	294	294
Ferrell Propane, Inc. (3)	26	26	77	77
James E. Ferrell (4)	2,157	2,146	6,449	6,438
General partner	318	318	953	953

	$31,798	$31,793	$95,392	$95,275

(1)	Ferrell Companies is the owner of the general partner and a 32% owner of Ferrellgas’ common units and thus a related party.

(2)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)	James E. Ferrell is the Chairman and Chief Executive Officer of the general partner and thus a related party.
On May 20, 2008, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2008, which is expected to be paid on June 13, 2008. Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	$98
Ferrell Propane, Inc.	$26
James E. Ferrell	$2,167
General partner	$318
See additional discussions about transactions with related parties in Note H — Transactions with related parties.
G.	Derivatives
Ferrellgas is exposed to price risk related to the purchasing, storing and transporting of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas’ costs fluctuate with the movement of market prices. This fluctuation subjects Ferrellgas to potential price risk, which Ferrellgas may attempt to minimize through the use of derivative financial instruments. Ferrellgas monitors its price exposure and utilizes derivative financial instruments to mitigate the risk of future price fluctuations. Ferrellgas uses derivative financial instruments to hedge a portion of its forecasted propane sales transactions for up to 24 months in the future. These derivative financial instruments are designated as cash flow hedges, thus the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted propane sales transaction impacts earnings. As of April 30, 2008 and 2007, Ferrellgas had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Fair value gain adjustment classified as OCI	$12,616	$10,266	$14,472	$7,273
Reclassification of net gains to statement of earnings	$—	$57	$5,055	$2,126
Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold — propane and other gas liquids sales. During the three and nine months ended April 30, 2008 and 2007, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Additionally, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship. The fair value of derivative financial instruments is classified on the consolidated balance sheets as both “Price risk management assets” and “Other current liabilities”. Ferrellgas expects to reclassify net gains of approximately $14.5 million to earnings during the next 12 months.
H.	Transactions with related parties
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

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Operating expense	$46,127	$53,144	$138,050	$155,046
General and administrative expense	$7,197	$6,147	$20,629	$19,053
See additional discussions about transactions with related parties in Note F — Partners’ capital.
I.	Contingencies
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
Below is a calculation of the basic and diluted earnings per common unit in the condensed consolidated statements of earnings for the periods indicated. In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Although the dilutive effect of EITF 03-6 on basic net earnings per common unit was $0.03 for the three months ended April 30, 2007, due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact only the three months ending January 31. There was not a dilutive effect of EITF 03-6 on basic net earnings per limited partner unit for the three months ended April 30, 2008 or the nine months ended April 30, 2008 and 2007.

In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007

Net earnings available to common unitholders	$34,819	$41,843	$62,834	$72,645

Weighted average common units outstanding (in thousands)	62,958.9	62,950.4	62,958.7	62,688.2
Dilutive securities	10.9	17.9	11.9	17.6

Weighted average common units outstanding plus dilutive securities	62,969.8	62,968.3	62,970.6	62,705.8

Basic and diluted net earnings available per common unit	$0.55	$0.66	$1.00	$1.16
K.	Subsequent event
During May 2008, the operating partnership renewed its accounts receivable securitization facility for a 364-day commitment with JP Morgan Chase Bank, N.A. and Fifth Third Bank. The renewed facility allows the operating partnership to sell up to $160.0 million of accounts receivable, depending on the available undivided interest in the operating partnership’s accounts receivable from certain customers.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	April 30,	July 31,
	2008	2007
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	4,262	4,157

Accumulated deficit	(4,262)	(4,157)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2008	2007	2008	2007

General and administrative expense	$—	$60	$105	$105

Net loss	$—	$(60)	$(105)	$(105)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the nine months ended
	April 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(105)	$(105)

Cash used in operating activities	(105)	(105)

Cash flows from financing activities:
Capital contribution	105	105

Cash provided by financing activities	105	105

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008
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
The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-issuer and co-obligor for debt securities of the Partnership.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30,	July 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$20,790	$20,407
Accounts and notes receivable, net	162,580	118,320
Inventories	121,833	113,807
Price risk management assets	17,228	5,097
Prepaid expenses and other current assets	13,964	11,006

Total current assets	336,395	268,637

Property, plant and equipment, net	693,742	720,190
Goodwill	248,877	249,481
Intangible assets, net	230,449	246,283
Other assets, net	18,003	15,360

Total assets	$1,527,466	$1,499,951

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$75,674	$62,103
Short-term borrowings	71,025	57,779
Other current liabilities	91,919	104,018

Total current liabilities	238,618	223,900

Long-term debt	758,952	741,900
Other liabilities	24,041	22,795
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	486,700	501,501
General partner	4,968	5,119
Accumulated other comprehensive income	14,187	4,736

Total partners’ capital	505,855	511,356

Total liabilities and partners’ capital	$1,527,466	$1,499,951

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007

Revenues:
Propane and other gas liquids sales	$621,343	$531,816	$1,664,734	$1,458,732
Other	90,747	92,346	206,240	204,616

Total revenues	712,090	624,162	1,870,974	1,663,348

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	455,375	341,593	1,212,418	956,288
Cost of product sold — other	61,850	72,118	121,232	142,039
Operating expense	93,278	97,294	274,632	287,024
Depreciation and amortization expense	21,443	22,245	63,883	65,936
General and administrative expense	10,947	11,829	33,855	32,877
Equipment lease expense	5,990	6,675	18,484	19,773
Employee stock ownership plan compensation charge	3,447	2,721	9,693	8,301
Loss on disposal of assets and other	2,662	3,097	8,729	9,592

Operating income	57,098	66,590	128,048	141,518

Interest expense	(15,289)	(15,608)	(48,566)	(48,417)
Interest income	350	981	1,348	2,871

Earnings before income taxes	42,159	51,963	80,830	95,972

Income tax expense (benefit)	571	1,752	(1,528)	3,634

Net earnings	$41,588	$50,211	$82,358	$92,338

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive income
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2007	$501,501	$5,119	$5,055	$30	$(349)	$511,356

Contributions in connection with ESOP and stock-based compensation charges	10,964	112	—	—	—	11,076

Distribution	(107,291)	(1,095)	—	—	—	(108,386)

Comprehensive income:
Net earnings	81,526	832	—	—	—	82,358
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	14,472	—	—
Reclassification of derivatives to earnings	—	—	(5,055)	—	—
Foreign currency translation adjustment	—	—	—	4	—
Tax effect on foreign currency translation adjustment	—	—	—	(9)	—
Pension liability adjustment	—	—	—	—	39	9,451

Comprehensive income						91,809

April 30, 2008	$486,700	$4,968	$14,472	$25	$(310)	$505,855

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	April 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$82,358	$92,338
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	63,883	65,936
Employee stock ownership plan compensation charge	9,693	8,301
Stock-based compensation charge	1,383	1,165
Loss on disposal of assets	3,109	3,935
Loss on transfer of accounts receivable related to the accounts receivable securitization	8,852	8,699
Deferred tax expense (benefit)	(2,052)	148
Other	4,343	2,329
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(123,307)	(70,083)
Inventories	(10,480)	56,107
Prepaid expenses and other current assets	(2,859)	1,568
Accounts payable	12,947	(19,481)
Accrued interest expense	(4,389)	(5,270)
Other current liabilities	(10,199)	(33,796)
Other liabilities	378	1,558
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	103,000	100,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,117,320	971,022
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,149,320)	(1,035,022)

Net cash provided by operating activities	104,660	149,454

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(184)	(31,082)
Capital expenditures	(32,403)	(35,813)
Proceeds from asset sales	8,665	7,069
Other	(1,530)	(4,902)

Net cash used in investing activities	(25,452)	(64,728)

Cash flows from financing activities:
Distributions	(108,386)	(108,092)
Contributions from partners	—	46,570
Proceeds from increase in long-term debt	108,354	65,241
Reductions in long-term debt	(91,955)	(59,914)
Net additions to short-term borrowings	13,246	(19,641)
Cash paid for financing costs	(79)	(23)

Net cash used in financing activities	(78,820)	(75,859)

Effect of exchange rate changes on cash	(5)	(53)

Increase in cash and cash equivalents	383	8,814
Cash and cash equivalents — beginning of period	20,407	14,875

Cash and cash equivalents — end of period	$20,790	$23,689

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
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

B.	Summary of significant accounting policies
(1) Nature of operations:
Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full fiscal year. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.
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
(3) Supplemental cash flow information:

	For the nine months ended
	April 30,
	2008	2007
CASH PAID FOR:
Interest	$51,621	$52,192
Income taxes	$1,251	$2,877
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$2,009
Issuance of liabilities in connection with acquisitions	$—	$2,331
Property, plant and equipment additions	$1,811	$1,519
(4)New accounting standards:
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
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. The adoption of this interpretation during fiscal 2008 did not have a significant impact to Ferrellgas, L.P.
SFAS No. 141(R) “Business Combinations” (a replacement of SFAS No. 141, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This statement is effective for fiscal years beginning on or after December 15, 2008. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.
EITF No. 07-4, “Application of the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships” addresses the computation of incentive distribution rights and the appropriate allocation of these rights to current period earnings in the computation of earnings per share. This statement is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Ferrellgas is currently evaluating the potential impact of this statement.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” enhances disclosure requirements for derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.

(5) Price risk management assets and liabilities:
Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value and classified on the consolidated balance sheets as both “Price risk management assets” and “Other current liabilities”.
(6) Income taxes:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007

Current expense	$242	$2,087	$524	$3,486
Deferred expense (benefit)	329	(335)	(2,052)	148

Income tax expense (benefit)	$571	$1,752	($1,528)	$3,634

Deferred taxes consisted of the following:

	April 30,	July 31,
	2008	2007
Deferred tax assets	$4,576	$1,718
Deferred tax liabilities	$(4,814)	$(4,000)
During fiscal 2008, the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas, L.P. to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.
C.	Supplemental financial statement information

Inventories consist of:

	April 30,	July 31,
	2008	2007
Propane gas and related products	$96,153	$89,769
Appliances, parts and supplies	25,680	24,038

	$121,833	$113,807

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2008, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 9.5 million gallons of propane at fixed prices.
Loss on disposal of assets and other consists of:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Loss on disposal of assets	$1,094	$1,471	$3,109	$3,935
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,037	2,915	8,852	8,699
Service income related to the accounts receivable securitization	(1,469)	(1,289)	(3,232)	(3,042)

	$2,662	$3,097	$8,729	$9,592

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Operating expense	$45,001	$44,913	$127,482	$122,308
Depreciation and amortization expense	1,301	1,282	3,833	4,008
Equipment lease expense	5,585	6,003	17,116	17,661

	$51,887	$52,198	$148,431	$143,977

Other current liabilities consist of:

	April 30,	July 31,
	2008	2007
Accrued interest	$16,062	$20,451
Accrued payroll	13,273	16,680
Accrued insurance	12,616	11,602
Customer deposits and advances	12,964	21,018
Other	37,004	34,267

	$91,919	$104,018

D.	Accounts receivable securitization

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

	April 30,	July 31,
	2008	2007
Retained interest	$30,729	$14,022
Accounts receivable transferred	$165,000	$76,250
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. Ferrellgas, L.P. had the ability to transfer, at its option, an additional $16.7 million of its trade accounts receivable at April 30, 2008.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Net non-cash activity	$1,568	$992	$5,620	$2,573
Bad debt expense	$—	$—	$—	$202
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 3.3% and 5.3% as of April 30, 2008 and July 31, 2007, respectively.
E.	Long-term debt

Long-term debt consists of:

	April 30,	July 31,
	2008	2007
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008-2013	$204,000	$204,000
Fixed rate, Series C, 8.87%, due 2009	73,000	163,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,459	249,391

Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $71.0 million and $57.8 million classified as short-term borrowings at April 30, 2008 and July 31, 2007, respectively)	228,375	120,021

Notes payable, due 2008 to 2016, net of unamortized discount	6,832	8,395

Capital lease obligations	33	50

	761,699	744,857
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,747	2,957

	$758,952	$741,900

During August, 2007, Ferrellgas, L.P. made scheduled principal payments of $90.0 million of the 8.78% Series B Senior Notes using proceeds from borrowings on the unsecured credit facilities.

Unsecured credit facilities

During April 2008, Ferrellgas, L.P. executed an amendment to its unsecured credit facility due April 22, 2010, increasing its borrowing capacity by $73 million and bringing the total borrowing capacity for all unsecured credit facilities to $598 million.

As of April 30, 2008, Ferrellgas L.P. had total borrowings outstanding under the unsecured credit facilities of $299.4 million. Ferrellgas L.P. classified $71.0 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 4.88%. As of July 31, 2007, Ferrellgas L.P. had total borrowings outstanding under the unsecured credit facilities of $177.8 million. Ferrellgas L.P. classified $57.8 million of this amount as short term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.21%.

F.	Partners’ capital

Partnership distributions paid

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Ferrellgas Partners	$31,972	$31,793	$107,291	$107,000
General partner	326	324	1,095	1,092

	$32,298	$32,117	$108,386	$108,092

On May 20, 2008, Ferrellgas L.P. declared distributions to Ferrellgas Partners and the general partner of $43.5 million and $0.4 million, respectively.

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

G.	Derivatives

Ferrellgas, L.P. is exposed to price risk related to the purchasing, storing and transporting of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas, L.P.’s costs fluctuate with the movement of market prices. This fluctuation subjects Ferrellgas, L.P. to potential price risk, which Ferrellgas may attempt to minimize through the use of derivative financial instruments. Ferrellgas monitors its price exposure and utilizes derivative financial instruments to mitigate the risk of future price fluctuations. Ferrellgas, L.P. uses derivative financial instruments to hedge a portion of its forecasted propane sales transactions for up to 24 months in the future. These derivative financial instruments are designated as cash flow hedges, thus the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted propane sales transaction impacts earnings. As of April 30, 2008 and 2007, Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Fair value gain adjustment classified as OCI	$12,616	$10,266	$14,472	$7,273
Reclassification of net gains to statement of earnings	$—	$57	$5,055	$2,126
Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold — propane and other gas liquids sales. During the three and nine months ended April 30, 2008 and 2007, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Additionally, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship. The fair value of derivative financial instruments is classified on the consolidated balance sheets as both “Price risk management assets” and “Other current liabilities”. Ferrellgas, L.P. expects to reclassify net gains of approximately $14.5 million to earnings during the next 12 months.

H.	Transactions with related parties

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

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007
Operating expense	$46,127	$53,144	$138,050	$155,046
General and administrative expense	$7,197	$6,147	$20,629	$19,053
See additional discussions about transactions with related parties in Note F — Partners’ capital

I.	Contingencies

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

J.	Subsequent event

During May 2008, Ferrellgas, L.P. renewed its accounts receivable securitization facility for a 364-day commitment with JP Morgan Chase Bank, N.A. and Fifth Third Bank. The renewed facility allows the operating partnership to sell up to $160.0 million of accounts receivable, depending on the available undivided interest in the operating partnership’s accounts receivable from certain customers.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	April 30,	July 31,
	2008	2007
ASSETS

Cash	$1,100	$1,000

Total assets	$1,100	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	2,425	2,220

Accumulated deficit	(2,325)	(2,220)

Total stockholder’s equity	$1,100	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2008	2007	2008	2007

General and administrative expense	$—	$105	$105	$105

Net loss	$—	$(105)	$(105)	$(105)

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the nine months
	ended April 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(105)	$(105)

Cash used in operating activities	(105)	(105)

Cash flows from financing activities:
Capital contribution	205	105

Cash provided by financing activities	205	105

Change in cash	100	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,100	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2008
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

The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-issuer and co-obligor for debt securities of the Partnership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners, L.P. and Ferrellgas, L.P.
     Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas, L.P. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise:
•	“us,” “we,” “our,” “ours” or “consolidated” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors and marketers;

•	“Retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users, the volume of propane sold primarily to our residential, industrial commercial and agricultural customers;

•	“Wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers, the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

•	“Other Gas Sales” refers to Propane and other gas liquid sales: Other Gas Sales, primarily bulk propane sold to other third party propane distributors or marketers;

•	“propane sales volume” refers to the volume of propane sold to our Retail sales and Wholesale sales customers; and

•	“Notes” refers to the notes to the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.
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
     We file annual, quarterly, and other reports and other information with the SEC. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room at, 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, under the ticker symbol of “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and this other information at the offices of the New York Stock Exchange at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any internet addresses provided in this Quarterly Report on Form 10-Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.
Overview
     We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States, and the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2007. We serve approximately one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.
     The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, our propane by portable tank exchanges sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. It also provides us the ability to better utilize our seasonal resources at our retail propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.
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
     Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season of November through March. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use. Nationwide temperatures for both the three and nine months ended April 30, 2008 were consistent with those temperatures recorded during the same periods a year ago.

     Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our retail propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural and other customers. We track “Propane sales volumes”, “Revenues — Propane and other gas liquids sales” and “Gross Margin — Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas as propane prices tend to correlate with the fluctuations of these underlying commodities. We employ risk management activities that attempt to mitigate risks related to the purchasing, selling, storing and transporting of propane. These activities include propane sales commitments to a portion of our retail customers which provide for a fixed or capped propane sales price for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment. During the recent winter heating season we did not, through our risk management activity, immediately hedge our exposure to a portion of these propane sales commitments. Due to the unprecedented increase in propane costs during the recent winter heating season, this unhedged portion of our sales commitments caused a negative impact on our risk management performance and its related contribution to cost of product sold — propane and other gas liquids sales.
     During the three months ended April 30, 2008, we hedged a larger portion of our exposure to sales commitments, which improved our risk management performance and its related contribution to “Cost of product sold — propane and other gas liquids sales” as compared to the three and six months ended January 31, 2008. However, due to the negative impact related to the previously unhedged positions during the first six months of this fiscal year, as well as favorable risk management performance in the prior year quarter not expected to and not repeated in the current year quarter, our risk management performance and its related contribution to “Cost of product sold — propane and other gas liquids sales” for the three and nine months ended April 30, 2008, remains significantly unfavorable to that of the prior year periods.
     We continue to pursue the following business strategies:
•	maximize operating efficiencies through utilization of our technology platform;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interests with our investors through significant employee ownership.
Forward-looking statements
     Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, expressed or implied, concerning future operating results, or our ability to generate sales, income or cash flow are forward-looking statements.
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
     Some of our forward-looking statements include the following:
•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	our expectation that higher propane prices will continue causing “Revenues — propane and other gas liquids sales” and “Cost of product sold — propane and other gas liquids sales” to increase during the remainder of fiscal 2008 compared to our prior fiscal year.
     Forward-looking statements can also be found in the section of our Annual Report on Form 10-K for our fiscal 2007 entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering any forward-looking statement, you should also keep in mind the risk factors set forth in both the section of our Annual Report on Form 10-K for our fiscal 2007 entitled “Item 1A. Risk Factors” and “Item 1A. Risk Factors” within this Form 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.
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
     The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists two material differences between Ferrellgas Partners and the operating partnership. Those two material differences are:
•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements; and
•	Ferrellgas Partners issued common units in several transactions during fiscal 2007.
Results of Operations
Three months ended April 30, 2008 compared to April 30, 2007

(amounts in thousands)			Favorable
			(unfavorable)
Three months ended April 30,	2008	2007	Variance

Propane sales volume (gallons):
Retail — Sales to End Users	204,683	220,654	(15,971)	(7)%
Wholesale — Sales to Resellers	47,427	50,768	(3,341)	(7)%

	252,110	271,422	(19,312)	(7)%

(amounts in thousands)			Favorable
			(unfavorable)
Three months ended April 30,	2008	2007	Variance

Revenues —
Propane and other gas liquids sales:
Retail — Sales to End Users	$461,201	$407,161	$54,040	13%
Wholesale — Sales to Resellers	112,126	97,209	14,917	15%
Other Gas Sales	48,016	27,446	20,570	75%

	$621,343	$531,816	$89,527	17%

Gross margin —
Propane and other gas liquids sales (a)
Retail — Sales to End Users	$134,285	$149,216	$(14,931)	(10)%
Wholesale — Sales to Resellers	29,197	32,286	(3,089)	(10)%
Other Gas Sales	2,486	8,721	(6,235)	(71)%

	$165,968	$190,223	$(24,255)	(13)%

Operating income	$57,027	$66,515	$(9,488)	(14)%
Interest expense — consolidated	$21,214	$21,534	$320	1%
Interest expense — operating partnership	$15,289	$15,608	$319	2%

(a)	Gross margin from propane and other gas liquids sales represents Propane and other gas liquids sales less cost of product sold — propane and other gas liquids sales.
     Propane sales volume during the three months ended April 30, 2008 decreased 19.3 million gallons compared to those of the prior year period. Although temperatures during the quarter approximated the prior year period, we believe the increasing propane prices have led to lower customer gallon usage and increased conservation. The wholesale market price has increased 44% since the third quarter of fiscal 2007. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.50 and $1.04 per gallon during the three months ended April 30, 2008 and 2007, respectively.
Revenues — Propane and other gas liquids sales
     Retail sales increased $54.0 million compared to the prior year period. Approximately $83.7 million of this increase was primarily due to the effect of increased sales price per gallon, partially offset by a $29.6 million decrease due to lower propane sales volumes, as discussed above.
     Wholesale sales increased $14.9 million compared to the prior year period. Approximately $18.8 million of this increase was due to increased sales price per gallon of lower-margin wholesale sales, partially offset by a $4.0 million decrease due to lower propane sales volumes, as discussed above.
     Other gas sales increased $20.6 million primarily due to both a $15.1 million increase in sales price per gallon and a $5.2 million increase in propane sales volume of lower-margin other third-party sales.
Gross margin — Propane and other gas liquids sales
     Retail sales gross margin decreased $14.9 million compared to the prior year period. This decrease was primarily due to a $10.7 million impact of lower propane sales volumes as discussed above and a $4.2 million decrease in gross margin per gallon.
     Other gas sales gross margin decreased $6.2 million due to a decrease in the profit from our risk management activities as discussed in the “Overview” section above.
Operating income
     Operating income decreased $9.5 million compared to the prior year period primarily due to the $24.3 million decrease in “Gross margin-propane and other gas liquids sales”, which was partially offset by an $8.7 million increase in gross margin from “Revenues: Other” and a $4.0 million decrease in “Operating expense”. Gross margin from “Revenues: Other” increased primarily due to $13.6 million of increased fee income billed to customers. Operating expense decreased primarily due to a $2.7 million decrease in incentive and other compensation expense and a $2.5 million decrease in labor expense, partially offset by an increase in fuel costs of $1.7 million.
Interest expense — consolidated
     Interest expense decreased $0.3 million primarily due to a $1.8 million reduction resulting from lower interest rates on our unsecured credit facilities, partially offset by $1.7 million increase in interest expense resulting from additional borrowings.
Interest expense — operating partnership
     Interest expense decreased $0.3 million primarily due to a $1.8 million reduction resulting from lower interest rates on variable rate indebtedness partially offset by $1.7 million increase in interest expense resulting from increased borrowings.

Nine months ended April 30, 2008 compared to April 30, 2007

(amounts in thousands)			Favorable
			(unfavorable)
Nine months ended April 30,	2008	2007	Variance

Propane sales volumes (gallons)
Retail — Sales to End Users	567,247	611,156	(43,909)	(7)%
Wholesale — Sales to Resellers	131,412	144,234	(12,822)	(9)%

	698,659	755,390	(56,731)	(8)%

Revenues —
Propane and other gas liquids sales:
Retail — Sales to End Users	$1,230,370	$1,107,829	$122,541	11%
Wholesale — Sales to Resellers	302,911	277,795	25,116	9%
Other Gas Sales	131,453	73,108	58,345	80%

	$1,664,734	$1,458,732	$206,002	14%

Gross margin —
Propane and other gas liquids sales (a)
Retail — Sales to End Users	$367,727	$396,484	$(28,757)	(7)%
Wholesale — Sales to Resellers	84,681	86,903	(2,222)	(3)%
Other Gas Sales	(92)	19,057	(19,149)	(100)%

	$452,316	$502,444	$(50,128)	(10)%

Operating income	$127,852	$141,318	$(13,466)	(10)%
Interest expense — consolidated	$66,351	$66,243	$(108)	—%
Interest expense — operating partnership	$48,566	$48,417	$(149)	—%

(a)	Gross margin from propane and other gas liquids sales represents Propane and other gas liquids sales less cost of product sold — propane and other gas liquids sales.
     Propane sales volume during the nine months ended April 30, 2008 decreased 56.7 million gallons from that of the prior year period. Although temperatures during the period approximated those of the prior year, we believe the increasing propane prices have led to lower customer gallon usage and increased conservation. The wholesale market price of propane has increased 44% since the comparable period in fiscal 2007. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.44 and $1.00 per gallon during the nine months ended April 30, 2008 and 2007, respectively.
Revenues — Propane and other gas liquids sales
     Retail sales increased $122.5 million compared to the prior year period. Approximately $202.0 million of this increase was primarily due to the effect of increased sales price per gallon, partially offset by a $81.5 million decrease due to lower propane sales volumes, as discussed above.
     Wholesale sales increased $25.1 million compared to the prior period. Approximately $41.1 million of this increase was due to increased sales price per gallon of lower-margin wholesale sales, partially offset by a $16.2 million decrease due to lower propane sales volumes, as discussed above.
     Other gas sales increased $58.3 million primarily due to both a $30.2 million increase in sales price per gallon and a $28.0 million increase in propane sales volume of lower-margin other third-party sales.
Gross margin — Propane and other gas liquids sales

     Retail sales gross margin decreased $28.8 million compared to the prior year period. This decrease was primarily due to the $29.8 million impact of lower propane sales volumes as discussed above.
     Other gas sales gross margin decreased $19.1 million primarily due to a $18.9 million decrease in the profit from our risk management activities as discussed in the “Overview” section above.
Operating income
     Operating income decreased $13.5 million compared to the prior year period primarily due to the $50.1 million decrease in “Gross margin-propane and other gas liquids sales”, which was partially offset by a $22.4 million increase in gross margin from “Revenues: Other” and a $12.4 million decrease in “Operating expense”. Gross margin from “Revenues: Other” increased primarily due to $21.0 million of increased fee income billed to customers. Operating expense decreased primarily due to a $9.6 million decrease in labor expense and a $7.6 million decrease in incentive and other compensation expense, partially offset by increases in general liability of $4.1 million and fuel costs of $3.4 million.
Interest expense — consolidated
     Interest expense increased $0.1 million primarily due to a $3.5 million increase resulting from additional borrowings on our unsecured credit facilities to fund working capital needs, offset primarily by a $2.9 million decrease due to a reduction in interest rates on variable rate indebtedness
Interest expense — operating partnership
     Interest expense increased $0.1 million primarily due to $3.5 million increase resulting from additional borrowings on our unsecured credit facilities to fund working capital needs, offset primarily by a $2.9 million decrease due to a reduction in interest rates on variable rate indebtedness.
Forward-looking statements
     We expect “Revenues — propane and other gas liquids sales”, “Cost of product sold — propane and other gas liquids sales” to increase during the remainder of fiscal 2008 compared to the prior fiscal year based upon our belief that higher propane prices will continue.
Liquidity and Capital Resources
General
     Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, acquisition and capital expenditures. The minimum quarterly distribution of $0.50 expected to be paid on June 13, 2008, to all common units that were outstanding on June 6, 2008, represents the fifty-fifth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.
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
     Our credit facilities, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8 3/4% senior notes due 2012. The credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8 3/4% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our credit facilities, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.
     As of April 30, 2008, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2008 and in fiscal 2009. However, we may not meet the applicable financial tests in future quarters if we were to experience:
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
     We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the credit facilities or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities — Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

     Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:
•	a shelf registration statement for the periodic sale of common units, debt securities and/or other securities. Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions. As of May 31, 2008 we had $240.0 million available under this shelf agreement; and

•	a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with the Ferrellgas Partners’ direct purchase and distribution reinvestment plan. As of May 31, 2008 we had $200.0 million available under this shelf agreement.
Operating Activities
     Net cash provided by operating activities was $92.5 million for the nine months ended April 30, 2008, compared to net cash provided by operating activities of $137.3 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $67.3 million increase in working capital requirements and a $11.3 million decrease in cash flow from operations. The increase in working capital requirements was primarily due to $66.6 million from the timing and increasing cost per gallon of inventory purchases and $53.2 million from the timing and increasing sales price per gallon on accounts receivable collections. These increases in working capital requirements were partially offset by $32.4 million from the timing and increasing purchase price per gallon on accounts payable disbursements and a $20.4 million increase in cash flow from the timing of customer’s uses of their deposits and advances.
Accounts receivable securitization
     Cash flows from our accounts receivable securitization facility increased $35.0 million. We received net funding of $71.0 million from this facility during the nine months ended April 30, 2008 as compared to $36.0 million in the prior year period.
     Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s credit facilities. See additional discussion about the operating partnership’s credit facilities in “Financing Activities —credit facilities.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $160.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective May 5, 2008, for a 364-day commitment with JPMorgan Chase Bank, N.A. and Fifth Third Bank. At April 30, 2008, we had transferred $165.0 million of our trade accounts receivable to the accounts receivable securitization facility with the ability to transfer, at our option, an additional $16.7 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.
The operating partnership
     Net cash provided by operating activities was $104.7 million for the nine months ended April 30, 2008, compared to net cash provided by operating activities of $149.5 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $67.3 million increase in working capital requirements and a $11.3 million decrease in cash flow from operations. The increase in working capital requirements was primarily due to $66.6 million from the timing and increasing cost per gallon of inventory purchases and $53.2 million from the timing and increasing sales price per gallon on accounts receivable collections. These increases in working capital requirements were partially offset by $32.4 million from the timing and increasing purchase price per gallon on accounts payable disbursements and a $20.4 million increase in cash flow from the timing of customer’s uses of their deposits and advances.
Investing Activities
     During the nine months ended April 30, 2008, net cash used in investing activities was $25.5 million, compared to $64.7 million for the prior year period. This decrease in cash used in investing activities is primarily due to decreased acquisition and capital expenditures activities.
Capital expenditures
     During the nine months ended April 30, 2008, we used $32.4 million in cash capital expenditures as compared to $35.8 million in the prior year period for maintenance and growth capital expenditures.
Acquisition
     During the nine months ended April 30, 2008, we used $0.2 million in cash for costs associated with prior year acquisitions as compared to $31.1 million in cash used in eight acquisitions in the prior year period.
Financing Activities
     During the nine months ended April 30, 2008, net cash used in financing activities was $66.9 million compared to net cash used in financing activities of $65.2 million for the prior year period. The prior year period reflected cash inflows of $44.2 million from the issuance of common units that was not repeated during the current year period. Cash inflows from the net utilization of long and short-term debt was $44.0 million higher in the current year period compared to the prior year period.
Distributions
     Ferrellgas Partners paid a $.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $95.4 million during the nine months ended April 30, 2008 in connection with the distributions declared for the three months ended July 31 and October 31, 2007 and January 31, 2008. The quarterly distribution on all common units and the related general partner distributions for the three months ended April 30, 2008 of $31.5 million are expected to be paid on June 13, 2008 to holders of record on June 6, 2008.
Credit facilities
     During April 2008, the operating partnership executed an amendment to its unsecured credit facility due April 22, 2010, increasing its borrowing capacity by $73 million and bringing total borrowing capacity for all unsecured credit facilities to $598 million.
     At April 30, 2008, $299.4 million of borrowings and $42.3 million of letters of credit were outstanding under our unsecured credit facilities. Of these borrowings, $95.0 million will mature on August 1, 2009 while the remaining $246.7 million of borrowings and letters of credit will mature on April 22, 2010. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities and product purchases. At April 30, 2008, we had $256.3 million of available capacity for working capital, acquisition, capital expenditure and general partnership purposes under these unsecured credit facilities.
     All borrowings under our unsecured credit facilities bear interest, at our option, at a rate equal to either:

•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of April 30, 2008, the federal funds rate and Bank of America’s prime rate were 2.37% and 5.0%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of April 30, 2008, the one-month and three-month Eurodollar Rates were 2.90% and 3.15%, respectively).
In addition, an annual commitment fee is payable on the daily unused portion of our unsecured credit facilities at a per annum rate varying from 0.375% to 0.500% (as of April 30, 2008, the commitment fee per annum rate was 0.375%).
     We believe that the liquidity available from our unsecured credit facilities and the accounts receivable securitization facility will be sufficient to meet our working capital expenditures working capital, debt service and letter of credit requirements for the remainder of fiscal 2008 and fiscal 2009. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:
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
Distributions
     The operating partnership paid cash distributions of $108.4 million during the nine months ended April 30, 2008. The operating partnership expects to make cash distributions of $43.9 million on June 13, 2008.
Disclosures about Effects of Transactions with Related Parties
     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $158.7 million for the nine months ended April 30, 2008, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.
     Related party common unitholder information consisted of the following:

		Distributions paid
	Common unit	during the nine
	ownership at	months ended April
	April 30, 2008	30, 2008
Ferrell Companies (1)	20,081	$30,121
FCI Trading Corp. (2)	196	$294
Ferrell Propane, Inc. (3)	51	$77
James E. Ferrell (4)	4,333	$6,449

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman and Chief Executive Officer of our general partner.
     During the nine months ended April 30, 2008, Ferrellgas Partners paid our general partner distributions of $1.0 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our risk management trading activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price risk on sale commitments to our customers. Propane derivative contracts are transacted to hedge commodity price risk.
     Our risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results, if any, of our other risk management activities are presented separately in our discussion of gross margin found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Footnote “G. Derivatives” as risk management trading activities and are accounted for at fair value.
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

     We did not enter into any significant risk management trading activities during the nine months ended April 30, 2008. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading”.
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
     Our risk management activities include the use of forward contracts, futures, swaps and options to seek protection from adverse price movements and to minimize potential losses. Our hedging strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical product markets in order to minimize the risk of financial loss from an adverse price change. Our hedging strategy for commodity price risk is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. Due to the volatility in propane prices at the time we entered into our fiscal 2008 Winter heating season propane sales commitments with a portion of our retail customers we chose not to fully deploy this hedging strategy. This unhedged position caused a negative impact on our risk management performance and its related contribution to “Cost of product sold — propane and other gas liquids sales” during our second fiscal quarter. During the quarter ended April 30, 2008, we hedged a much larger portion of our fiscal 2009 propane sales commitments.
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
     We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2008 and July 31, 2007, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $1.5 million and $0.8 million as of April 30, 2008 and July 31, 2007, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
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
Interest Rate Risk
     At April 30, 2008 and July, 31, 2007, we had $299.4 million and $177.8 million, respectively, in variable rate credit facilities borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facilities would result in a loss in future earnings of $3.0 million for the twelve months ending April 30, 2008. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were adequate and effective as of April 30, 2008.
     The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2008, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
     During the most recent fiscal quarter ended April 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

Risks Inherent in the Distribution of Propane
Sudden and sharp propane price increases cannot be passed on to customers with contracted pricing arrangements, and thus may adversely affect our profit margins, if they are not immediately hedged with an offsetting propane purchase commitment.
     Gross margin from the distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to correlate primarily with crude oil and natural gas prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, selling, storing and transporting of propane. These activities include propane sales commitments to a portion of our retail customers which provide for contracted sales prices for a specified period of time. However, sudden and sharp propane price increases may not be passed on to customers with contracted pricing arrangements. Therefore, these commitments can expose us to product price risk and reduced profit margins if those transactions cannot immediately be hedged with an offsetting propane purchase commitment.
     There have been no other changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None

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

4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 1999.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.2	First Amendment to Fifth Amended and Restated Credit Agreement dated as of April 11, 2008, by and among Ferrellgas, L.P., a Delaware limited partnership (the “Borrower”), Ferrellgas Inc., a Delaware corporation and sole general partner of the Borrower (the “General Partner”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and L/C Issuer, and the Lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2008.

Exhibit
Number	Description
10.3	Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

10.4	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.5	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.6	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.7	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.8	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.9	Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.

10.10	Amendment No. 4 to the Amended and Restated Receivable Interest Sale Agreement dated May 5, 2008 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed May 6, 2008.

10.11	Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

10.12	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

	Exhibit
	Number	Description
	10.13	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.

	10.14	Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement dated May 5, 2008, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2008.

#	10.15	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.16	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.17	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.18	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.19	Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#	10.20	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.21	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.

#	10.22	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.

#	10.23	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

	Exhibit
	Number	Description
#	10.24	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to exhibit 10.21 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.25	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to exhibit 10.22 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.26	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to exhibit 10.24 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.27	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.28	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to exhibit 10.26 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.29	Change In Control Agreement dated as of March 5, 2008 by and between James R. VanWinkle and Ferrellgas, Inc. Incorporated by reference to exhibit 10.27 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.30	Change In Control Agreement dated as of March 5, 2008 by and between Richard V. Mayberry and Ferrellgas, Inc. Incorporated by reference to exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.31	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.32	Agreement and release dated as of December 4, 2007 by and among Brian J. Kline, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas L.P. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

#	10.33	Agreement and release dated as of March 28, 2008 by and among Kevin T. Kelly, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

	Exhibit
	Number	Description
*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P. By Ferrellgas, Inc. (General Partner)
Date: June 6, 2008	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.
Date: June 6, 2008	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
	By	Ferrellgas, Inc. (General Partner)

Date: June 6, 2008	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.
Date: June 6, 2008	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director