Form 10-Q
period 2008-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2008-12-09
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2008
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
Yes      ☑      No      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Ferrellgas Partners, L.P.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P.	Yes ☐ No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.	Yes ☑ No ☐
At November 25, 2008, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	63,192,503	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock
EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended October 31, 2008
FORM 10-Q QUARTERLY REPORT

Page
Condensed Statements of Cash Flows – Three months ended October 31, 2008 and 2007	29

Note to Condensed Financial Statements	29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4. CONTROLS AND PROCEDURES	43

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	43

ITEM 1A. RISK FACTORS	44

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45

ITEM 5. OTHER INFORMATION	45

ITEM 6. EXHIBITS	46
EX-10.35
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS. (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	October 31,	July 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$19,319	$16,614
Accounts and notes receivable, net	126,657	145,081
Inventories	161,232	152,301
Price risk management assets	2,649	26,086
Prepaid expenses and other current assets	23,145	10,924

Total current assets	333,002	351,006

Property, plant and equipment, net	683,789	685,328
Goodwill	248,939	248,939
Intangible assets, net	224,201	225,273
Other assets, net	20,259	18,685

Total assets	$1,510,190	$1,529,231

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$98,868	$71,348
Short-term borrowings	105,419	125,729
Price risk management liabilities	122,158	7,336
Other current liabilities	120,379	100,518

Total current liabilities	446,824	304,931

Long-term debt	1,052,886	1,034,719
Other liabilities	22,870	23,237
Contingencies and commitments (Note I)	—	—
Minority interest	3,873	4,220

Partners’ capital (deficit):
Common unitholders (63,192,503 and 62,961,674 units outstanding at October 31, 2008 and July 31, 2008, respectively)	161,900	201,618
General partner (638,308 and 635,977 units outstanding at October 31, 2008 and July 31, 2008, respectively)	(58,438)	(58,036)
Accumulated other comprehensive income (loss)	(119,725)	18,542

Total partners’ capital (deficit)	(16,263)	162,124

Total liabilities and partners’ capital (deficit)	$1,510,190	$1,529,231

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months
	ended October 31,
	2008	2007
Revenues:
Propane and other gas liquids sales	$436,888	$358,935
Other	44,031	35,981

Total revenues	480,919	394,916

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	318,590	252,519
Cost of product sold — other	16,814	10,960
Operating expense	96,217	90,459
Depreciation and amortization expense	21,316	21,365
General and administrative expense	9,086	11,793
Equipment lease expense	5,355	6,351
Employee stock ownership plan compensation charge	1,749	3,174
Loss on disposal of assets and other	2,582	2,387

Operating income (loss)	9,210	(4,092)

Interest expense	(23,670)	(22,286)
Other income (expense), net	(818)	817

Loss before income taxes and minority interest	(15,278)	(25,561)

Income tax benefit	(301)	(2,488)
Minority interest	(90)	(173)

Net loss	(14,887)	(22,900)

Net loss available to general partner unitholder	(149)	(229)

Net loss available to common unitholders	$(14,738)	$(22,671)

Basic and diluted net loss available per common unit	$(0.23)	$(0.36)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (DEFICIT)
(in thousands)
(unaudited)

					Accumulated other
	Number of units				comprehensive income (loss)
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital (deficit)
July 31, 2008	62,961.7	636.0	$201,618	$(58,036)	$18,749	$26	$(233)	$162,124

Contributions in connection with ESOP and stock-based compensation charges	—	—	2,036	20	—	—	—	2,056

Common unit distribution	—	—	(31,481)	(318)	—	—	—	(31,799)

Common units issued in connection with acquisition	230.8	2.3	4,465	45	—	—	—	4,510

Comprehensive income (loss):
Net loss	—	—	(14,738)	(149)	—	—	—	(14,887)
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(131,989)	—	—
Reclassification of derivatives to earnings	—	—	—	—	(6,269)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(12)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	3	—	(138,267)

Comprehensive loss								(153,154)

October 31, 2008	63,192.5	638.3	$161,900	$(58,438)	$(119,509)	$17	$(233)	$(16,263)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(14,887)	$(22,900)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	21,316	21,365
Employee stock ownership plan compensation charge	1,749	3,174
Stock-based compensation charge	328	450
Loss on disposal of assets	1,273	1,103
Minority interest	(90)	(173)
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,053	1,868
Deferred tax benefit	(32)	(2,177)
Other	3,632	1,933
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(16,385)	(20,884)
Inventories	(8,931)	(64,949)
Prepaid expenses and other current assets	(12,131)	(10,617)
Accounts payable	28,080	12,178
Accrued interest expense	9,877	2,564
Other current liabilities	10,221	12,650
Other liabilities	(360)	100
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	51,000	17,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	272,439	242,512
Remittances of amounts collected as servicer of accounts receivable securitizations	(290,439)	(246,512)

Net cash provided by (used in) operating activities	58,713	(51,315)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(190)	(190)
Capital expenditures	(17,010)	(3,912)
Proceeds from sale of assets	2,318	2,938
Other	(1,143)	1,225

Net cash provided by (used in) investing activities	(16,025)	61

Cash flows from financing activities:
Distributions	(31,799)	(31,797)
Proceeds from increase in long-term debt	183,031	92,066
Reductions in long-term debt	(167,378)	(91,128)
Net additions to (reductions in) short-term borrowings	(20,310)	78,834
Cash paid for financing costs	(3,191)	—
Minority interest activity	(324)	(325)
Proceeds from exercise of common unit options	—	19

Net cash provided by (used in) financing activities	(39,971)	47,669

Effect of exchange rate changes on cash	(12)	(9)

Increase (decrease) in cash and cash equivalents	2,705	(3,594)
Cash and cash equivalents — beginning of year	16,614	20,685

Cash and cash equivalents — end of period	$19,319	$17,091

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At October 31, 2008 Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2008.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.

(2) Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, financial derivative contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

	For the three months
	ended October 31,
	2008	2007
CASH PAID FOR:
Interest	$15,440	$19,206
Income taxes	8	1,211
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$4,515	$—
Issuance of liabilities in connection with acquisitions	1,002	—
Property, plant and equipment additions	1,375	1,140
(4) New accounting standards:
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement effective August 1, 2008 did not have a significant impact to Ferrellgas. See additional discussion about commodity derivative and financial derivative transactions in Note G – Derivatives.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. The adoption of this statement effective August 1, 2008 did not have a significant impact to Ferrellgas.
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
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” enhances disclosure requirements for derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.
EITF No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” addresses the computation of incentive distribution rights and the appropriate allocation of these rights to current period earnings in the computation of earnings per share. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Ferrellgas is currently evaluating the potential impact of this statement.

(5) Price risk management assets and liabilities:
Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as either “Price risk management assets” or “Price risk management liabilities” on the condensed consolidated balance sheets with changes in fair value reported in other comprehensive income. See additional discussion about price risk assets and liabilities in Note G – Derivatives.
(6) Income taxes:
Income tax benefit consisted of the following:

	For the three months
	ended October 31,
	2008	2007
Current benefit	$(269)	$(311)
Deferred benefit	(32)	(2,177)

Income tax benefit	$(301)	$(2,488)

Deferred taxes consisted of the following:

	October 31,	July 31,
	2008	2008
Deferred tax assets	$4,133	$4,065
Deferred tax liabilities	(4,721)	(4,689)

Net deferred tax liability	$(588)	$(624)

During the first quarter of fiscal 2008 the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax benefit of $2.8 million during the first quarter of fiscal 2008.
C.	Supplemental financial statement information

Inventories consist of:

	October 31,	July 31,
	2008	2008
Propane gas and related products	$138,133	$128,776
Appliances, parts and supplies	23,099	23,525

Inventories	$161,232	$152,301

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of October 31, 2008, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 19.3 million gallons of propane at fixed prices.

Other current liabilities consist of:

	October 31,	July 31,
	2008	2008
Accrued interest	$29,752	$19,875
Accrued payroll	10,991	12,621
Accrued insurance	9,573	10,987
Customer deposits and advances	33,198	25,065
Other	36,865	31,970

Other current liabilities	$120,379	$100,518

Loss on disposal of assets and other consist of:

	For the three months
	ended October 31,
	2008	2007
Loss on disposal of assets	$1,273	$1,103
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,053	1,868
Service income related to the accounts receivable securitization	(744)	(584)

Loss on disposal of assets and other	$2,582	$2,387

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months
	ended October 31,
	2008	2007
Operating expense	$43,152	$36,450
Depreciation and amortization expense	1,233	1,296
Equipment lease expense	4,951	5,845

	$49,336	$43,591

D.	Accounts receivable securitization

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

	October 31,	July 31,
	2008	2008
Retained interest	$33,588	$22,753
Accounts receivable transferred	141,333	97,333
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $11.8 million of its trade accounts receivable at October 31, 2008.

Other accounts receivable securitization disclosures consist of the following items:

	For the three months
	ended October 31,
	2008	2007
Net non-cash activity	$1,309	$1,284
Bad debt expense	250	—
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.2% and 4.7% as of October 31, 2008 and July 31, 2008, respectively.
E.	Long-term debt

Long-term debt consists of:

	October 31,	July 31,
	2008	2008
Senior notes
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	$152,000	$204,000
Fixed rate, 8.75%, due 2012, net of unamortized premium of $1,376 and $1,471 at October 31, 2008 and July 31, 2008, respectively	269,376	269,471
Fixed rate, Series C, 8.87%, due 2009	73,000	73,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $29,226 and $518 at October 31, 2008 and July 31, 2008, respectively	420,774	249,482

Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $105.4 million and $125.7 million classified as short-term borrowings at October 31, 2008 and July 31, 2008, respectively)	133,781	235,270

Notes payable, 7.9% weighted average interest rate in 2008 due 2009 to 2016, net of unamortized discount of $1,256 and $1,160 at October 31, 2008 and July 31, 2008, respectively	6,113	5,864

Capital lease obligations	25	29

	1,055,069	1,037,116
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,183	2,397

Long-term debt	$1,052,886	$1,034,719

On August 1, 2008, Ferrellgas made scheduled principal payments of $52.0 million on the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010.
On August 4, 2008, the operating partnership issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this offering were used to reduce outstanding indebtedness under our unsecured credit facility due 2010.
Unsecured credit facilities
On October 15, 2008, the operating partnership executed a second amendment to its Fifth Amended and Restated Credit Agreement due 2010 which increased the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate credit facility commitment. The amendment also requires the operating partnership to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.
As of October 31, 2008, Ferrellgas had total borrowings outstanding under its two unsecured credit facilities of $239.2 million. Ferrellgas classified $105.4 million of this amount as short-term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 4.0%. As of July 31, 2008, Ferrellgas had total borrowings outstanding under its two unsecured credit facilities of $361.0 million. Ferrellgas classified $125.7 million of this amount as short-term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 4.72%.
Letters of credit outstanding at October 31, 2008 totaled $163.2 million and were used primarily to secure margin calls under certain risk management activities, and to a lesser extent, product purchases and insurance arrangements. Letters of credit outstanding at July 31, 2008 totaled $42.3 million and were used primarily for insurance arrangements. At October 31, 2008, Ferrellgas had available letter of credit capacity of $36.8 million. Ferrellgas incurred commitment fees of $0.2 million and $0.1 million in the three months ended October 31, 2008 and 2007, respectively.
F.	Partners’ capital (deficit)

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months
	ended October 31,
	2008	2007
Public common unit holders	$19,150	$19,170
Ferrell Companies (1)	10,040	10,040
FCI Trading Corp. (2)	98	98
Ferrell Propane, Inc. (3)	26	26
James E. Ferrell (4)	2,167	2,146
General partner	318	317

	$31,799	$31,797

(1)	Ferrell Companies is the owner of the general partner and a 32% owner of Ferrellgas’ common units and thus a related party.

(2)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)	James E. Ferrell is the Chairman and Chief Executive Officer of the general partner and thus a related party.
On November 25, 2008, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2008, which is expected to be paid on December 15, 2008. Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,167
General partner	319
See additional discussions about transactions with related parties in Note H – Transactions with related parties.

Other comprehensive income (“OCI”)
See Note G – Derivatives – for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the three months ended October 31, 2008.
G.	Derivatives

Ferrellgas is exposed to price risk related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas’ costs fluctuate with the movement of market prices. This fluctuation subjects Ferrellgas to potential price risk, which Ferrellgas may attempt to minimize through the use of financial derivative instruments. Ferrellgas monitors its price exposure and utilizes financial derivative instruments to mitigate the risk of future price fluctuations.

Ferrellgas may use a combination of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to manage our exposure to market fluctuations in propane prices. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter (“OTC”) market and with brokers who are clearing members with the New York Mercantile Exchange (“NYMEX”).

Ferrellgas enters into forecasted propane sales transactions with a portion of its customers and also enters into forecasted propane purchase contracts with suppliers. Both of these transaction types qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded on our financial statements. Ferrellgas also uses financial derivative instruments to hedge a portion of these transactions. These financial derivative instruments are designated as cash flow hedges, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings when the forecasted propane sales transaction impacts earnings. The fair value of financial derivative instruments is classified on the condensed consolidated balance sheets as either “Price risk management assets” or “Price risk management liabilities.”

As of October 31, 2008 and 2007, Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the three months
	ended October 31,
	2008	2007
Fair value gain (loss) adjustment classified as OCI	$(119,509)	$3,206
Reclassification of net gains to statement of earnings	6,269	3,765
The fair value (loss) reported above relates to the recent significant decrease in wholesale propane prices. Assuming a minimal change in future market prices, Ferrellgas expects to reclassify net losses of approximately $118.0 million to earnings during the next 12 months. These net losses are expected to be offset by unrecorded gains from propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception under SFAS 133.
Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold – propane and other gas liquids sales.” During the three months ended October 31, 2008 and 2007, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Additionally, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

In accordance with SFAS 157, Ferrellgas determines the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within SFAS 157. The three levels defined by the SFAS 157 hierarchy are as follows:
•	Level 1 – Quoted prices available in active markets for identical assets or liabilities.

•	Level 2 – Pricing inputs not quoted in active markets but either directly or indirectly observable.

•	Level 3 – Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.
Ferrellgas considers over-the-counter derivative instruments entered into directly with third parties as Level 2 valuation since the values of these derivatives are quoted by third party brokers and are on an exchange for similar transactions. The market prices used to value our derivatives have been determined using independent third party prices, readily available market information, broker quotes, and appropriate valuation techniques. Ferrellgas had the following recurring fair values based on inputs used to derive its fair values in accordance with SFAS 157:

	October 31,	July 31,
	2008	2008
Derivatives – Price risk management assets	$2,649	$26,086
Derivatives – Price risk management liabilities	122,158	7,336
At October 31, 2008 and July 31, 2008 all derivative assets and liabilities qualified for classification as Level 2 — other observable inputs as defined within SFAS 157. All financial derivatives assets and liabilities were non-trading positions.
H.	Transactions with related parties

Reimbursable costs

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the condensed consolidated statements of earnings as follows:

	For the three months
	ended October 31,
	2008	2007
Operating expense	$48,873	$45,429
General and administrative expense	5,666	6,996
During the three months ended October 31, 2008 and 2007, Ferrellgas received payments totaling $45 thousand and $0, respectively, for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell.
See additional discussions about transactions with related parties in Note F – Partners’ capital (deficit).
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

Below is a calculation of the basic and diluted net loss available per common unit in the condensed consolidated statements of earnings for the periods indicated. In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 typically impacts only the three months ending January 31. There was not a dilutive effect of EITF 03-6 on basic and diluted net loss per common unit for the three months ended October 31, 2008 and 2007.

In periods with year-to-date net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months
	Ended October 31,
	2008	2007
Net loss available to common unitholders	$(14,738)	$(22,671)

Weighted average common units outstanding (in thousands)	63,052.0	62,958.7

Dilutive securities	—	—

Weighted average common units outstanding plus dilutive securities	63,052.0	62,958.7

Basic and diluted net loss available per common unit	$(0.23)	$(0.36)

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	October 31,	July 31,
	2008	2008
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	5,194	5,149

Accumulated deficit	(5,194)	(5,149)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2008	2007
General and administrative expense	$45	$45

Net loss	$(45)	$(45)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(45)	$(45)

Cash used in operating activities	(45)	(45)

Cash flows from financing activities:
Capital contribution	45	45

Cash provided by financing activities	45	45

Change in cash	—	—
Cash – beginning of period	1,000	1,000

Cash – end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31,	July 31,
	2008	2008
ASSETS

Current assets:
Cash and cash equivalents	$19,255	$16,545
Accounts and notes receivable, net	126,657	145,081
Inventories	161,232	152,301
Price risk management assets	2,649	26,086
Prepaid expenses and other current assets	22,472	10,251

Total current assets	332,265	350,264

Property, plant and equipment, net	683,789	685,328
Goodwill	248,939	248,939
Intangible assets, net	224,201	225,273
Other assets, net	18,465	16,817

Total assets	$1,507,659	$1,526,621

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$98,868	$71,348
Short-term borrowings	105,419	125,729
Price risk management liabilities	122,158	7,336
Other current liabilities	111,265	97,454

Total current liabilities	437,710	301,867

Long-term debt	783,510	765,248
Other liabilities	22,870	23,237
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	379,421	413,507
General partner	3,873	4,220
Accumulated other comprehensive income (loss)	(119,725)	18,542

Total partners’ capital	263,569	436,269

Total liabilities and partners’ capital	$1,507,659	$1,526,621

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2008	2007
Revenues:
Propane and other gas liquids sales	$436,888	$358,935
Other	44,031	35,981

Total revenues	480,919	394,916

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	318,590	252,519
Cost of product sold — other	16,814	10,960
Operating expense	96,143	90,396
Depreciation and amortization expense	21,316	21,365
General and administrative expense	9,086	11,793
Equipment lease expense	5,355	6,351
Employee stock ownership plan compensation charge	1,749	3,174
Loss on disposal of assets and other	2,582	2,387

Operating income (loss)	9,284	(4,029)

Interest expense	(17,744)	(16,360)
Other income (expense), net	(818)	817

Loss before income taxes	(9,278)	(19,572)

Income tax benefit	(330)	(2,488)

Net loss	$(8,948)	$(17,084)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital
July 31, 2008	$413,507	$4,220	$18,749	$26	$(233)	$436,269

Contributions in connection with ESOP and stock-based compensation charges	2,056	21	—	—	—	2,077

Contributions in connection with acquisitions	4,515	46	—	—	—	4,561

Quarterly distribution	(31,799)	(324)	—	—	—	(32,123)

Comprehensive income (loss):
Net loss	(8,858)	(90)	—	—	—	(8,948)
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	(131,989)	—	—
Reclassification of derivatives to earnings	—	—	(6,269)	—	—
Foreign currency translation adjustment	—	—	—	(12)	—
Tax effect on foreign currency translation adjustment	—	—	—	3	—	(138,267)

Comprehensive loss						(147,215)

October 31, 2008	$379,421	$3,873	$(119,509)	$17	$(233)	$263,569

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months
	ended October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,948)	$(17,084)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	21,316	21,365
Employee stock ownership plan compensation charge	1,749	3,174
Stock-based compensation charge	328	450
Loss on disposal of assets	1,273	1,103
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,053	1,868
Deferred tax benefit	(32)	(2,177)
Other	3,653	1,869
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(16,385)	(20,884)
Inventories	(8,931)	(64,949)
Prepaid expenses and other current assets	(12,131)	(10,617)
Accounts payable	28,080	12,178
Accrued interest expense	4,014	(3,299)
Other current liabilities	10,039	12,643
Other liabilities	(360)	100
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	51,000	17,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	272,439	242,512
Remittances of amounts collected as servicer of accounts receivable securitizations	(290,439)	(246,512)

Net cash provided by (used in) operating activities	58,718	(51,260)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(190)	(190)
Capital expenditures	(17,010)	(3,912)
Proceeds from asset sales	2,318	2,938
Other	(1,143)	1,225

Net cash provided by (used in) investing activities	(16,025)	61

Cash flows from financing activities:
Distributions	(32,123)	(32,122)
Contributions from partners	—	—
Proceeds from increase in long-term debt	183,031	92,066
Reductions in long-term debt	(167,378)	(91,128)
Net additions (reductions) to short-term borrowings	(20,310)	78,834
Cash paid for financing costs	(3,191)	—

Net cash provided by (used in) financing activities	(39,971)	47,650

Effect of exchange rate changes on cash	(12)	(9)

Increase (decrease) in cash and cash equivalents	2,710	(3,558)
Cash and cash equivalents — beginning of period	16,545	20,407

Cash and cash equivalents — end of period	$19,255	$16,849

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(Dollars in thousands, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation

Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, owns an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P., Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P.

Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp. whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas, L.P.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2008.

B.	Summary of significant accounting policies
(1) Nature of operations:
Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full fiscal year. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.
(2) Accounting estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, financial derivative contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

	For the three months
	ended October 31,
	2008	2007
CASH PAID FOR:
Interest	$15,440	$19,206
Income taxes	—	1,200
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$4,515	$—
Issuance of liabilities in connection with acquisitions	1,002	—
Property, plant and equipment additions	1,375	1,140
(4) New accounting standards:
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement effective August 1, 2008 did not have a significant impact to Ferrellgas, L.P. See additional discussion about commodity derivative and financial derivative transactions in Note G – Derivatives.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. The adoption of this statement effective August 1, 2008 did not have a significant impact to Ferrellgas, L.P.
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
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.
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
(5) Price risk management assets and liabilities:
Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as either “Price risk management assets” or “Price risk management liabilities” on the condensed consolidated balance sheets with changes in fair value reported in other comprehensive income. See additional discussion about price risk assets and liabilities in Note G – Derivatives.

(6) Income taxes:
Income tax benefit consisted of the following:

	For the three months
	ended October 31,
	2008	2007
Current benefit	$(298)	$(311)
Deferred benefit	(32)	(2,177)

Income tax benefit	$(330)	$(2,488)

Deferred taxes consisted of the following:

	October 31,	July 31,
	2008	2008
Deferred tax assets	$4,133	$4,065
Deferred tax liabilities	(4,721)	(4,689)

Net deferred tax liability	$(588)	$(624)

During the first quarter of fiscal 2008 the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas, L.P. to recognize a one time deferred tax benefit of $2.8 million during the first quarter of fiscal 2008.
C. Supplemental financial statement information
Inventories consist of:

	October 31,	July 31,
	2008	2008
Propane gas and related products	$138,133	$128,776
Appliances, parts and supplies	23,099	23,525

Inventories	$161,232	$152,301

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of October 31, 2008, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 19.3 million gallons of propane at fixed prices.
Other current liabilities consist of:

	October 31,	July 31,
	2008	2008
Accrued interest	$20,893	$16,879
Accrued payroll	10,991	12,621
Accrued insurance	9,573	10,987
Customer deposits and advances	33,198	25,065
Other	36,610	31,902

Other current liabilities	$111,265	$97,454

Loss on disposal of assets and other consists of:

	For the three months
	ended October 31,
	2008	2007
Loss on disposal of assets	$1,273	$1,103
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,053	1,868
Service income related to the accounts receivable securitization	(744)	(584)

Loss on disposal of assets and other	$2,582	$2,387

     Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months
	ended October 31,
	2008	2007
Operating expense	$43,152	$36,450
Depreciation and amortization expense	1,233	1,296
Equipment lease expense	4,951	5,845

	$49,336	$43,591

D.	Accounts receivable securitization

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

	October 31,	July 31,
	2008	2008
Retained interest	$33,588	$22,753
Accounts receivable transferred	141,333	97,333
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. Ferrellgas, L.P. had the ability to transfer, at its option, an additional $11.8 million of its trade accounts receivable at October 31, 2008.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months
	ended October 31,
	2008	2007
Net non-cash activity	$1,309	$1,284
Bad debt expense	250	—
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.2% and 4.7% as of October 31, 2008 and July 31, 2008, respectively.
E.	Long-term debt
Long-term debt consists of:

	October 31,	July 31,
	2008	2008
Senior notes
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	$152,000	$204,000
Fixed rate, Series C, 8.87%, due 2009	73,000	73,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $29,226 and $518 at October 31, 2008 and July 31, 2008, respectively	420,774	249,482

Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $105.4 million and $125.7 million classified as short-term borrowings at October 31, 2008 and July 31, 2008, respectively)	133,781	235,270

Notes payable, 7.9% weighted average interest rate in 2008 due 2009 to 2016, net of unamortized discount of $1,256 and $1,160 at October 31, 2008 and July 31, 2008, respectively.	6,113	5,864

Capital lease obligations	25	29

	785,693	767,645
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,183	2,397

Long-term debt	$783,510	$765,248

On August 1, 2008, Ferrellgas, L.P. made scheduled principal payments of $52.0 million on the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010.

On August 4, 2008, Ferrellgas, L.P. issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this offering were used to reduce outstanding indebtedness under our unsecured credit facility due 2010.

Unsecured credit facilities

On October 15, 2008, Ferrellgas, L.P. executed a second amendment to its Fifth Amended and Restated Credit Agreement due 2010 which increased the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate credit facility commitment. The amendment also requires Ferrellgas, L.P. to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.

As of October 31, 2008, Ferrellgas, L.P. had total borrowings outstanding under its two unsecured credit facilities of $239.2 million. Ferrellgas, L.P. classified $105.4 million of this amount as short-term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 4.0%. As of July 31, 2008, Ferrellgas, L.P. had total borrowings outstanding under its two unsecured credit facilities of $361.0 million. Ferrellgas, L.P. classified $125.7 million of this amount as short-term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 4.72%.

Letters of credit outstanding at October 31, 2008 totaled $163.2 million and were used primarily to secure margin calls under certain risk management activities, and to a lesser extent, product purchases and insurance arrangements. Letters of credit outstanding at July 31, 2008 totaled $42.3 million and were used primarily for insurance arrangements. At October 31, 2008, Ferrellgas, L.P. had available letter of credit capacity of $36.8 million. Ferrellgas, L.P. incurred commitment fees of $0.2 million and $0.1 million in the three months ended October 31, 2008 and 2007, respectively.
F.	Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months
	ended October 31,
	2008	2007
Ferrellgas Partners	$31,799	$31,797
General partner	324	325

	$32,123	$32,122

On November 25, 2008, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $43.7 million and $0.4 million, respectively, which is expected to be paid on December 15, 2008.

See additional discussions about transactions with related parties in Note H – Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G – Derivatives – for details regarding changes in fair value on risk management derivatives recorded within OCI for the three months ended October 31, 2008.

G.	Derivatives

Ferrellgas, L.P. is exposed to price risk related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas, L.P.’s costs fluctuate with the movement of market prices. This fluctuation subjects Ferrellgas, L.P. to potential price risk, which Ferrellgas may attempt to minimize through the use of financial derivative instruments. Ferrellgas monitors its price exposure and utilizes financial derivative instruments to mitigate the risk of future price fluctuations.

Ferrellgas, L.P. may use a combination of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to manage our exposure to market fluctuations in propane prices. Ferrellgas, L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter (“OTC”) market and with brokers who are clearing members with the New York Mercantile Exchange (“NYMEX”).

Ferrellgas, L.P. enters into forecasted propane sales transactions with a portion of its customers and also enters into forecasted propane purchase contracts with suppliers. Both of these transaction types qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded on our financial statements. Ferrellgas, L.P. also uses financial derivative instruments to hedge a portion of these transactions. These financial derivative instruments are designated as cash flow hedges, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings when the forecasted propane sales transaction impacts earnings. The fair value of financial derivative instruments is classified on the condensed consolidated balance sheets as either “Price risk management assets” or “Price risk management liabilities.”

As of October 31, 2008 and 2007, Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the three months
	ended October 31,
	2008	2007
Fair value gain (loss) adjustment classified as OCI	$(119,509)	$3,206
Reclassification of net gains to statement of earnings	6,269	3,765
The fair value (loss) reported above relates to the recent significant decrease in wholesale propane prices. Assuming a minimal change in future market prices, Ferrellgas, L.P. expects to reclassify net losses of approximately $118.0 million to earnings during the next 12 months. These net losses are expected to be offset by unrecorded gains from propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception under SFAS 133.

Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold – propane and other gas liquids sales.” During the three months ended October 31, 2008 and 2007, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Additionally, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

In accordance with SFAS 157, Ferrellgas, L.P. determines the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within SFAS 157. The three levels defined by the SFAS 157 hierarchy are as follows:
•	Level 1 – Quoted prices available in active markets for identical assets or liabilities.

•	Level 2 – Pricing inputs not quoted in active markets but either directly or indirectly observable.

•	Level 3 – Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.
Ferrellgas, L.P. considers over-the-counter derivative instruments entered into directly with third parties as Level 2 valuation since the values of these derivatives are quoted by third party brokers and are on an exchange for similar transactions. The market prices used to value our derivatives have been determined using independent third party prices, readily available market information, broker quotes, and appropriate valuation techniques. Ferrellgas, L.P. had the following recurring fair values based on inputs used to derive its fair values in accordance with SFAS 157:

	October 31,	July 31,
	2008	2008
Derivatives — Price Risk Management Assets	$2,649	$26,086
Derivatives — Price Risk Management Liabilities	122,158	7,336
At October 31, 2008 and July 31, 2008 all derivative assets and liabilities qualified for classification as Level 2 — other observable inputs as defined within SFAS 157. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months
	ended October 31,
	2008	2007
Operating expense	$48,873	$45,429
General and administrative expense	5,666	6,996
During the three months ended October 31, 2008 and 2007, Ferrellgas, L.P. received payments totaling $45 thousand and $0, respectively, for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell.

See additional discussions about transactions with related parties in Note F – Partners’ capital

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
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	October 31,	July 31,
	2008	2008
ASSETS

Cash	$1,100	$1,100

Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	3,312	3,312

Accumulated deficit	(3,212)	(3,212)

Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2008	2007
General and administrative expense	$—	$—

Net loss	$—	$—

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the three months ended
	October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$—	$—

Cash used in operating activities	—	—

Cash flows from financing activities:
Capital contribution	—	—

Cash provided by financing activities	—	—

Change in cash	—	—
Cash – beginning of period	1,100	1,000

Cash – end of period	$1,100	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2008
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
     Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Ferrellgas Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners, L.P. and Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas, L.P. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.
     In this Quarterly Report on Form 10-Q, unless the context indicates otherwise:
•	“us,” “we,” “our,” “ours,” or “consolidated” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors or marketers;

•	“retail sales” refers to Propane and other gas liquid sales: Retail – Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;

•	“wholesale sales” refers to Propane and other gas liquid sales: Wholesale – Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

•	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or primarily the volume of bulk propane sold to other third party propane distributors or marketers;

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers; and

•	“Notes” refers to the notes of the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.
     Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. The common units of Ferrellgas Partners are listed on the New York Stock Exchange and our activities are primarily conducted through the operating partnership.
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
     We file annual, quarterly, and other reports and information with the SEC. You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the Public Reference Room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, under the ticker symbol of “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Quarterly Report on Form 10-Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.
     The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
     The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:
•	because Ferrellgas Partners has issued $268.0 million in aggregate principal amount of 8.75% senior notes due fiscal 2012, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements and Note E – Long-term debt – in the respective notes to their condensed consolidated financial statements; and
•	Ferrellgas Partners issued common units during fiscal 2008 and the first quarter of fiscal 2009.
Overview
     We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States, and the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2008. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

     The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, our propane by portable tank exchanges sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. It also provides us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.
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
     Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season of November through March. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage.
     Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sale price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities.
     We employ risk management activities that attempt to mitigate risks related to the purchase, storage, transport and sale of propane. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment. Due to the recent significant price decrease in propane, most financial derivative purchase commitments we entered into to hedge propane sales commitments have experienced significant mark to market losses. Because these financial derivative purchase commitments qualify for hedge accounting treatment under SFAS 133, the resulting liability and related loss are recorded on the balance sheet as price risk management liabilities and other comprehensive income, respectively. These financial derivative purchase commitment losses, which are related to the recent significant decrease in wholesale propane prices, are expected to be offset by unrecorded mark to market gains related to the propane sales commitments that qualify for the normal purchase normal sale exception under SFAS 133. We estimate 80% of these propane sales commitments, the related financial derivative purchase commitments and the resulting gross margin will be realized into earnings during our second and third fiscal quarters.
     Our business strategy is to:
•	maximize operating efficiencies through utilization of our technology platform;
•	capitalize on our national presence and economies of scale;
•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interests with our investors through significant employee ownership.
Forward-looking Statements
     Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning our future operating results or our ability to generate sales, income or cash flow are forward-looking statements.
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
     Some of our forward-looking statements include the following:
•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;
•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and
•	our expectation that “Gross margin — propane and other gas liquids”, “Operating income” and “Net earnings” during the remainder of fiscal 2009 will be higher than the same period during fiscal 2008.
     These forward-looking statements can also be found in the section of our Annual Report on Form 10-K for our fiscal 2008 entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering any forward-looking statement, you should also keep in mind the risk factors set forth in both the section in our Annual Report on Form 10-K for our fiscal 2008 entitled ”Item 1A. Risk Factors” and “Item 1A. Risk Factors” within this Form 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.
     Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this quarterly report.
     In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. See the section in our Annual Report on Form 10-K for our fiscal 2008 entitled “Item 1A. Risk Factors — Tax Risks.” The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders.

Results of Operations
Three months ended October 31, 2008 compared to October 31, 2007
(amounts in thousands)

			Favorable
			(Unfavorable)
Three months ended October 31,	2008	2007	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	126,533	119,175	7,358	6%
Wholesale – Sales to Resellers	45,676	36,708	8,968	24%

	172,209	155,883	16,326	10%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$297,669	$232,746	$64,923	28%
Wholesale – Sales to Resellers	118,562	85,313	33,249	39%
Other Gas Sales	20,657	40,876	(20,219)	(49%)

	$436,888	$358,935	$77,953	22%

Gross margin –
Propane and other gas liquids sales: (a)
Retail – Sales to End Users	$88,886	$74,282	$14,604	20%
Wholesale – Sales to Resellers	29,796	30,852	(1,056)	(3%)
Other Gas Sales	(384)	1,282	(1,666)	NM

	$118,298	$106,416	$11,882	11%

Operating income (loss)	$9,210	$(4,092)	$13,302	NM
Interest expense	23,670	22,286	(1,384)	(6%)
Interest expense — operating partnership	17,744	16,360	(1,384)	(8%)

NM – Not meaningful

(a)	Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales.”
     Propane sales volumes during the three months ended October 31, 2008 increased 16.3 million gallons from that of the prior year period due primarily to 9.0 million of increased gallon sales to our wholesale customers, 3.0 million from retail sales to new customers and the remainder due to temperatures during October 2008 being 33% colder than those of October in the prior year.
     The October 2008 average wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged 12% less than October 2007, while the average wholesale market price for the current quarter has increased 8% compared to the first fiscal quarter of 2008. The wholesale market price averaged $1.05 and $1.19 per gallon during October 2008 and 2007, respectively and $1.40 and $1.30 per gallon during the three months ended October 31, 2008 and 2007, respectively.
Revenues — Propane and other gas liquids sales
     Retail sales increased $64.9 million compared to the prior year period. Approximately $50.3 million of this increase was primarily due to the effect of increased sales price per gallon and approximately $13.2 million of this increase was primarily due to increased propane sales volumes, as discussed above.

     Wholesale sales increased $33.2 million compared to the prior year period. Approximately $21.8 million of this increase was due to increased sales price per gallon and approximately $12.0 million of this increase was due to increased propane sales volumes to our wholesale customers, as discussed above.
     Other gas sales decreased $20.2 million compared to the prior year period primarily due to a $21.3 million decrease in propane sales volumes of third party sales.
Gross margin — Propane and other gas liquids sales
     Retail sales gross margin increased $14.6 million compared to the prior year period. Approximately $9.5 million of this increase was primarily due to an increase in gross margin per gallon and approximately $4.2 million of this increase was due to higher propane sales volumes as discussed above.
Operating income (loss)
     Operating income increased $13.3 million compared to the prior year period primarily due to the $11.9 million increase in “Gross margin-propane and other gas liquids sales” as discussed above, a decrease in “General and administrative expense” of $2.7 million, and an increase in gross margin from “Revenues: Other” of $2.2 million. These favorable results were partially offset by a $5.8 million increase in “Operating expense.” General and administrative expense decreased primarily due to a $1.5 million reduction in corporate labor costs. Gross margin from “Revenues: Other” increased primarily due to a $5.9 million increase in miscellaneous fees billed to customers. Operating expense increased primarily due to a $6.7 million increase in shipping and handling costs related to the increase in sales volumes as discussed above.
Interest expense — consolidated
     Interest expense increased $1.4 million primarily due to the amortization of the discount on the new debt issued August 4, 2008.
Interest expense — operating partnership
     Interest expense increased $1.4 million primarily due to the amortization of the discount on the new debt issued August 4, 2008.
Forward looking statements
     We expect increases during the remainder of fiscal 2009 for “Gross margin – propane and other gas liquids sales,” “Operating income” and “Net earnings” as compared to the same period during fiscal 2008 due to:
•	our assumption that interest rates will remain relatively stable during the remainder of fiscal 2009; and

•	our assumption that weather will remain close to normal during the remainder of fiscal 2009.
Liquidity and Capital Resources
General
     Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. This situation may arise due to circumstances beyond our control, such as a general market disruption. Currently, there has been unprecedented uncertainty in the financial and commodity markets that has brought potential additional risks to Ferrellgas. These risks include limited access to debt and equity markets which limits our ability to issue debt and equity at yields acceptable to us, less availability and higher costs of credit, margin calls on risk management activities in excess of our ability to fund, potential counterparty defaults, and further commercial bank failures.
     If current government-led programs designed to restore the credit markets are successful, we believe we will have sufficient access to debt and equity markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our credit facilities should provide us the means to meet our anticipated liquidity and capital resource requirements.
     During periods of high volatility our risk management activities expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls to us or may default on the settlement of positions with us.
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Lehman had been a $20.0 million participant in our credit facility due in April 2010. On December 2, 2008 Lehman was removed from the syndication of participating financial institutions and replaced by a $15.0 million commitment from Fifth Third Bank and a $5.0 million commitment from PNC Bank. Although the current syndication of financial institutions appears to be solvent, we cannot predict if or when any one of these financial institutions may fail. The failure of one or more of these financial institutions may limit our ability to fully utilize the capacity of our credit facilities and would increase the pro rata exposure we have with the remaining members of the syndication. See further discussions of risk factors in “Item 1A. Risk Factors.”
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
     Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed revenues and related costs and expenses during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2009.
     Subject to the risk factors identified in “Item 1A Risk Factors” of this report and in our Annual Report on Form 10-K for our fiscal 2008, our general partner believes we will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for the remainder of fiscal 2009. A quarterly distribution of $0.50 is expected to be paid on December 15, 2008, to all common units that were outstanding on December 8, 2008. This represents the fifty-seventh consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.
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
     As of October 31, 2008, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2009. However, we may not meet the applicable financial tests in future quarters if we were to experience:
•	significantly warmer than normal winter temperatures;
•	a continued volatile energy commodity cost environment;
•	an unexpected downturn in business operations; or
•	a sustained general economic downturn in the United States.
     Failure to meet applicable financial tests could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.
     We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the credit facilities or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units. Current uncertainties in both credit and equity markets could potentially limit our ability to reduce significant indebtedness or fund material future acquisitions and capital projects.
     Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:
•	a shelf registration statement for the periodic sale of common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;
•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions; as of October 31, 2008 we had $235.5 million available under this shelf agreement; and
•	a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with the Ferrellgas Partners’ direct purchase and distribution reinvestment plan; as of October 31, 2008 we had $200.0 million available under this shelf agreement.

Operating Activities
     Net cash provided by operating activities was $58.7 million for the three months ended October 31, 2008, compared to net cash used in operating activities of $51.3 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $79.8 million decrease in working capital requirements, a $20.0 million increase in net funding from our accounts receivable securitization facility and a $10.7 million increase in cash flow from operations. The decrease in working capital requirements was primarily due to $56.0 million from the timing of inventory purchases and $15.9 million from the timing of accounts payable disbursements. The $20.0 million increase in net funding from our accounts receivable securitization facility is due to an increase in the sale of eligible trade accounts receivable. The increase in cash flow from operations is primarily due to an $8.0 million decrease in net loss.
Accounts receivable securitization
     Cash flows from our accounts receivable securitization facility increased $20.0 million. We received net funding of $33.0 million from this facility during the three months ended October 31, 2008 as compared to $13.0 million of funding received from this facility in the prior year period.
     Our strategy for maximizing liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s credit facilities. See additional discussion about the operating partnership’s credit facilities in “Financing Activities – credit facilities.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $160.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective May 5, 2008, for a 364-day commitment with JPMorgan Chase Bank, N.A. and Fifth Third Bank. At October 31, 2008, we had transferred $141.3 million of our trade accounts receivable to the accounts receivable securitization facility with the ability to transfer, at our option, an additional $11.8 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable in accordance with SFAS 140.
The operating partnership
     Net cash provided by operating activities was $58.7 million for the three months ended October 31, 2008, compared to net cash used in operating activities of $51.3 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $79.6 million decrease in working capital requirements, a $20.0 million increase in net funding from our accounts receivable securitization facility and a $10.8 million increase in cash flow from operations. The decrease in working capital requirements was primarily due to $56.0 million from the timing of inventory purchases and $15.9 million from the timing of accounts payable disbursements The $20.0 million increase in net funding from our accounts receivable securitization facility is due to an increase in the sale of eligible trade accounts receivable The increase in cash flow from operations is primarily due to an $8.1 million decrease in net loss.
Investing Activities
     Net cash used in investing activities was $16.0 million for the three months ended October 31, 2008, compared to net cash provided by investing activities of $0.1 million for the prior year period. This increase in net cash used in investing activities is primarily due to increased capital expenditures related to cylinder exchange activity.

Financing Activities
     During the three months ended October 31, 2008, net cash used in financing activities was $40.0 million compared to net cash provided by financing activities of $47.7 million for the prior year period. The decrease in net cash used in financing activities was primarily due to a $99.1 million decrease in working capital requirements that had been funded by short term borrowings in the prior year.
Distributions
     Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $31.8 million during the three months ended October 31, 2008 in connection with the distributions declared for the three months ended July 31, 2008. The quarterly distribution on all common units and the related general partner distributions for the three months ended October 31, 2008 of $31.9 million are expected to be paid on December 15, 2008 to holders of record on December 8, 2008.
Credit facilities
     Due to a significant drop in propane prices during October 2008, we experienced a significant increase in margin calls related to unfavorable risk management hedging positions. In order to continue to fulfill these margin calls with cost effective letters of credit, we executed a second amendment to its Fifth Amended and Restated Credit Agreement which increased the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate credit facility commitment. The amendment also requires us to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.
     Availability under our credit facilities as of October 31, 2008 and July 31, 2008 are shown below.

	October 31,	July 31,
	2008	2008
Total borrowing capacity	$598,000	$598,000
Less: Letters of credit outstanding	(163,168)	(42,312)
Cash borrowings outstanding	(239,200)	(361,000)

Credit facilities availability	$195,632	$194,688

     All cash borrowings under our unsecured credit facilities bear interest, at our option, at a rate equal to either:
•	a base rate, which is defined as the higher of the federal funds rate plus 0.5% or Bank of America’s prime rate (as of October 31, 2008, the federal funds rate and Bank of America’s prime rate were 0.22% and 4.0%, respectively); or
•	the Eurodollar Rate plus a margin varying from 1.5% to 2.5% (as of October 31, 2008, the one-month and three-month Eurodollar Rates were 3.25% and 4.5%, respectively).
     In addition, an annual commitment fee is payable on the daily unused portion of our unsecured credit facilities at a per annum rate varying from 0.375% to 0.5% (as of October 31, 2008, the commitment fee per annum rate was 0.5%).
     All standby letter of credit commitments under our unsecured credit facilities bear fees equal to an applicable rate (as of October 31, 2008, the rate was 2.25%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Debt issuance and repayment
     During August 2008, the operating partnership made scheduled principal payments of $52.0 million of the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010.
     During August 2008, the operating partnership issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this offering were used to reduce outstanding indebtedness under our unsecured credit facility.
Future debt repayments
     On August 1, 2009, the operating partnership must make scheduled principal payments of $73.0 million on the 8.87% Series C senior notes and $95.0 million on the term loan portion of the credit facility. We plan to fund these repayments with new issuances of equity or debt, or with capacity available under the credit facility due April 2010. See discussion of related risk factors in “Item 1A. Risk Factors.”
     We believe that the liquidity available from our unsecured credit facilities and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital, debt service and letter of credit requirements through August 1, 2009. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:
•	a significant increase in the wholesale cost of propane;
•	a significant delay in the collections of accounts receivable;
•	increased volatility in energy commodity prices related to risk management activities;
•	increased liquidity requirements imposed by insurance providers;
•	a significant downgrade in our credit rating leading to decreased trade credit; or
•	a significant acquisition.
If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See discussion of related risk factors in “Item 1A. Risk Factors.”
The operating partnership
     The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.
Distributions
     The operating partnership paid cash distributions of $32.1 million during the three months ended October 31, 2008. The operating partnership expects to pay cash distributions of $44.1 million on December 15, 2008.
Disclosures about Effects of Transactions with Related Parties
     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $54.5 million for the three months ended October 31,

2008, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.
     Related party common unitholder information consisted of the following:

	Common unit	Distributions paid during
	ownership at	the three months ended
	October 31, 2008	October 31, 2008
Ferrell Companies (1)	20,081	$10,040
FCI Trading Corp. (2)	196	98
Ferrell Propane, Inc. (3)	51	26
James E. Ferrell (4)	4,333	2,167

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman and Chief Executive Officer of our general partner.
     During the three months ended October 31, 2008, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.6 million.
     On November 25, 2008 Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc. and James E. Ferrell (indirectly) of $10.0 million, $0.1 million, $26 thousand, and $2.2 million, respectively, to be paid on December 15, 2008.
     During the three months ended October 31, 2008 we received payments totaling $45 thousand for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell.
     See Note H – Transactions with related parties – and Note F – Partners’ capital (deficit) – to our condensed consolidated financial statements for additional discussion regarding the effects of transactions with related parties.
     We have had no material changes in our contractual obligations that were outside the ordinary course of business since our disclosure in our Annual Report on Form 10-K for our fiscal 2008.
     See Note B – Summary of significant accounting policies – to our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.
     We have no material changes to our critical accounting policies and estimates since our disclosure in our Annual Report on Form 10-K for our fiscal 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We did not enter into any risk management trading activities during the three months ended October 31, 2008. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”
Commodity Price Risk
     Our risk management activities primarily attempt to mitigate risks related to the purchase, storage, transport and sale of propane and are presented in our discussion of margins and are accounted for at cost. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment. We employ risk management activities that attempt to mitigate risks related to the purchase, storage, transport and sale of propane.
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
     We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2008 and July 31, 2008, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $1.9 million and $1.3 million as of October 31, 2008 and July 31, 2008, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
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
Credit Risk
     We maintain credit policies with regard to our counterparties that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that governing credit guidelines.
     Our counterparties consist of major energy companies who are suppliers, wholesalers, and other retailers, smaller retailers, end users and financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or result of operations as a result of counterparty performance.
Interest Rate Risk
     At October 31, 2008 and July 31, 2008, we had $239.2 million and $361.0 million, respectively, in variable rate credit facilities borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facilities would result in a loss in future earnings of $2.4 million for the twelve months ending October 31, 2008. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.
ITEM 4. CONTROLS AND PROCEDURES.
     An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were adequate and effective as of October 31, 2008.
     The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2008, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
     During the most recent fiscal quarter ended October 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS.
Risks Inherent in the Distribution of Propane
If the world-wide financial crisis continues for an extended period of time or intensifies in the near term, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of debt and equity issuances for liquidity requirements, our ability to meet long-term commitments and our ability to hedge effectively; each could adversely affect our results of operations, cash flows and financial condition.
     We rely on our ability to access the capital and credit markets at rates and terms reasonable to us. If the worldwide financial crisis continues for an extended period of time or intensifies in the near term, our ability to access capital and credit markets at rates and terms reasonable to us may be significantly impaired. This could limit our ability to access capital or credit markets for working capital needs, risk management activities and long-term debt maturities, or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable or force us to take other aggressive actions including the suspension of our quarterly distribution.
The counterparties to our commodity derivative and financial derivative contracts may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.
     The worldwide financial crisis has contributed to significant volatility in the oil and gas commodities sector. If this volatility continues for an extended period of time or intensifies in the near term, we could experience counterparty defaults on our commodity and financial derivative contracts. This could impair our ability to procure product or procure it at prices reasonable to us.
Sudden and sharp wholesale propane price decreases may result in customers not fulfilling their obligations under contracted pricing arrangements previously entered into with us. The decreased sales volumes of these higher sales price arrangements may adversely affect our profit margins.
     We may attempt to lock-in a gross margin per gallon on our contracted sales commitments by immediately hedging or entering into a fixed price propane purchase contract. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligation to purchase propane from us at their previously contracted price per gallon and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the current pricing environment.
     In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations. The risks described in our 2008 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     On December 8, 2008, the members of the Board of Directors Compensation Committee authorized us and our general partner to enter into a Change In Control Agreement with Jennifer A. Boren, Vice President, Information Technology.
     Under the terms of the Change in Control Agreements, if the above mentioned executive officer’s employment with us is terminated as a result of a change in control (as defined in the agreement) the executive officer will be entitled to i) a payment equal to two times her annual base salary; ii) a payment equal to two times her target bonus and iii) for two years shall be entitled to receive reimbursement for group medical coverage for herself and her dependents.
     In addition to the benefits above, the Change in Control Agreement i) provides the executive with professional outplacement services for a period of not more than 12 months following a termination; ii) adds a material diminution in authority, duty or responsibilities or a breach of the agreement by our general partner as potential “good reason” for an executive to terminate her employment after a change in control and iii) clarifies the timing of benefit payments for Internal Revenue Code Section 409A purposes.
     In addition, an executive must give notice of the occurrence of an event that constitutes good reason within 180 days of the event and our general partner will have 30 days to cure such event. Termination for good reason then does not occur unless the executive resigns from employment for good reason within the term of the agreement.

ITEM 6. EXHIBITS.
The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number	Description
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2005. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.

3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.

3.4	Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed October 12, 2006.

3.5	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed December 16, 1996.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed June 13, 1997.

3.7	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.

3.8	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

3.9	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 4.3 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of the Registrant’s 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

Exhibit
Number	Description
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to:
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

4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009.
Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Indenture dated as of August 4, 2008, with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 5, 2008.

4.7	Registration Rights Agreement dated as of August 4, 2008, by and between Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed August 5, 2008.

4.8	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 1999.

4.9	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.10	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.11	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, by and between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 30, 2005.

Exhibit
Number	Description
10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.2	First Amendment to Fifth Amended and Restated Credit Agreement dated as of April 11, 2008, by and among Ferrellgas, L.P., a Delaware limited partnership (the “Borrower”), Ferrellgas Inc., a Delaware corporation and sole general partner of the Borrower (the “General Partner”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and L/C Issuer, and the Lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2008.

10.3	Second Amendment to Fifth Amended and Restated Credit Agreement dated as of October 15, 2008, by and among Ferrellgas, L.P., a Delaware limited partnership (the “Borrower”), Ferrellgas Inc., a Delaware corporation and sole general partner of the Borrower (the “General Partner”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and L/C Issuer, and the Lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 16, 2008.

10.4	Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

10.5	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.6	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.7	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.8	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.9	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

	Exhibit
	Number	Description
	10.10	Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.

	10.11	Amendment No. 4 to the Amended and Restated Receivable Interest Sale Agreement dated May 5, 2008 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed May 6, 2008.

	10.12	Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

	10.13	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

	10.14	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.

	10.15	Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement dated May 5, 2008, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2008.

#	10.16	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.17	First Amendment to the Ferrell Companies, Inc. Supplemental Savings Plan, dated as of September 26, 2008. Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed September 29, 2008.

#	10.18	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.19	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.20	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

	Exhibit
	Number	Description
#	10.21	Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#	10.22	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.23	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

#	10.24	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to exhibit 10.21 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.25	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to exhibit
		10.22 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.26	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to exhibit 10.24 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.27	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.28	Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to exhibit 10.26 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.29	Change In Control Agreement dated as of March 5, 2008 by and between J. Ryan VanWinkle and Ferrellgas, Inc. Incorporated by reference to exhibit 10.27 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.30	Change In Control Agreement dated as of March 5, 2008 by and between Richard V. Mayberry and Ferrellgas, Inc. Incorporated by reference to exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.31	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

	Exhibit
	Number	Description
#	10.32	Agreement and release dated as of December 4, 2007 by and among Brian J. Kline, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas L.P. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

#	10.33	Agreement and release dated as of March 28, 2008 by and among Kevin T. Kelly, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008.

#	10.34	Services Agreement dated as of September 26, 2008 by and between Samson Dental Practice Management, LLC and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed September 29, 2008.

* #	10.35	Change In Control Agreement dated as of December 8, 2008 by and between Jennifer A. Boren and Ferrellgas, Inc.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P. By Ferrellgas, Inc. (General Partner)
Date: December 9, 2008	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.
Date: December 9, 2008	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)
Date: December 9, 2008	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.
Date: December 9, 2008	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director