Form 10-Q
period 2009-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2009-03-10
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2009
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

Ferrellgas Partners, L.P.	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and
Ferrellgas Finance Corp.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P.	Yes ☐	No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.	Yes ☑	No ☐
At February 27, 2009, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	68,178,103	Common Units

Ferrellgas Partners Finance Corp.	1,000	Common Stock

Ferrellgas, L.P.	n/a	n/a

Ferrellgas Finance Corp.	1,000	Common Stock
EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended January 31, 2009
FORM 10-Q QUARTERLY REPORT

Page
Condensed Statements of Cash Flows — Six months ended January 31, 2009 and 2008	31

Note to Condensed Financial Statements	31

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 4. CONTROLS AND PROCEDURES	48

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	49

ITEM 1A. RISK FACTORS	49

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	50

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	50

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	50

ITEM 5. OTHER INFORMATION	50

ITEM 6. EXHIBITS	51

Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 4.5
Exhibit 4.8
Exhibit 4.9
Exhibit 4.10
Exhibit 10.17
Exhibit 10.19
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS. (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	January 31,	July 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$17,206	$16,614
Accounts and notes receivable, net	164,329	145,081
Inventories	116,411	152,301
Price risk management assets	—	26,086
Prepaid expenses and other current assets	26,173	10,924

Total current assets	324,119	351,006

Property, plant and equipment, net	675,281	685,328
Goodwill	248,939	248,939
Intangible assets, net	219,196	225,273
Other assets, net	22,428	18,685

Total assets	$1,489,963	$1,529,231

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$132,866	$71,348
Short-term borrowings	27,444	125,729
Price risk management liabilities	90,157	7,337
Other current liabilities	101,482	100,517

Total current liabilities	351,949	304,931

Long-term debt	1,057,642	1,034,719
Other liabilities	23,358	23,237
Contingencies and commitments (Note I)	—	—
Minority interest	4,219	4,220

Partners’ capital:
Common unitholders (63,192,503 and 62,961,674 units outstanding at January 31, 2009 and July 31, 2008, respectively)	201,204	201,618
General partner (638,308 and 635,977 units outstanding at January 31, 2009 and July 31, 2008, respectively)	(58,040)	(58,036)
Accumulated other comprehensive income (loss)	(90,369)	18,542

Total partners’ capital	52,795	162,124

Total liabilities and partners’ capital	$1,489,963	$1,529,231

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008

Revenues:
Propane and other gas liquids sales	$647,536	$684,456	$1,084,424	$1,043,391
Other	68,089	79,512	111,275	115,493

Total revenues	715,625	763,968	1,195,699	1,158,884

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	428,527	504,524	746,272	757,043
Cost of product sold — other	43,625	48,422	60,439	59,382
Operating expense	105,710	91,020	201,927	181,479
Depreciation and amortization expense	20,219	21,075	41,535	42,440
General and administrative expense	11,761	11,115	20,847	22,908
Equipment lease expense	4,781	6,143	10,136	12,494
Employee stock ownership plan compensation charge	1,656	3,072	3,405	6,246
Loss on disposal of assets and other	4,019	3,680	6,601	6,067

Operating income	95,327	74,917	104,537	70,825

Interest expense	(23,393)	(22,851)	(47,063)	(45,137)
Other income (expense), net	(343)	181	(1,161)	998

Earnings before income taxes and minority interest	71,591	52,247	56,313	26,686

Income tax expense (benefit)	1,167	464	866	(2,024)
Minority interest	772	585	682	412

Net earnings	69,652	51,198	54,765	28,298

Net earnings available to general partner unitholder	11,633	3,657	548	283

Net earnings available to common unitholders	$58,019	$47,541	$54,217	$28,015

Basic and diluted net earnings available per common unit	$0.92	$0.76	$0.86	$0.44

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated other
	Number of units				comprehensive income (loss)
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital

July 31, 2008	62,961.7	636.0	$201,618	$(58,036)	$18,749	$26	$(233)	$162,124

Contributions in connection with ESOP and stock-based compensation charges	—	—	3,981	40	—	—	—	4,021

Common unit distribution	—	—	(63,077)	(637)	—	—	—	(63,714)

Common units issued in connection with acquisition	230.8	2.3	4,465	45	—	—	—	4,510

Comprehensive income (loss):
Net earnings	—	—	54,217	548	—	—	—	54,765
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(92,203)	—	—
Reclassification of derivatives to earnings	—	—	—	—	(16,703)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(13)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	2	—
Pension liability adjustment	—	—	—	—	—	—	6	(108,911)

Comprehensive loss								(54,146)

January 31, 2009	63,192.5	638.3	$201,204	$(58,040)	$(90,157)	$15	$(227)	$52,795

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months
	ended January 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$54,765	$28,298
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	41,535	42,440
Employee stock ownership plan compensation charge	3,405	6,246
Stock-based compensation charge	657	900
Loss on disposal of assets	3,030	2,015
Minority interest	682	412
Loss on transfer of accounts receivable related to the accounts receivable securitization	5,521	5,815
Deferred tax expense (benefit)	129	(2,381)
Other	3,828	4,959
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(109,742)	(156,542)
Inventories	35,890	(70,000)
Prepaid expenses and other current assets	(14,240)	(12,848)
Accounts payable	61,598	72,253
Accrued interest expense	559	(2,857)
Other current liabilities	1,030	(3,835)
Other liabilities	(464)	159
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	109,000	103,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	701,744	671,536
Remittances of amounts collected as servicer of accounts receivable securitizations	(725,744)	(675,536)

Net cash provided by operating activities	173,183	14,034

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(298)	(187)
Capital expenditures	(27,545)	(15,289)
Proceeds from sale of assets	4,905	6,250
Other	(2,460)	(203)

Net cash used in investing activities	(25,398)	(9,429)

Cash flows from financing activities:
Distributions	(63,714)	(63,594)
Proceeds from increase in long-term debt	186,806	97,527
Reductions in long-term debt	(168,026)	(91,721)
Net additions to (reductions in) short-term borrowings	(98,285)	70,273
Cash paid for financing costs	(3,191)	—
Minority interest activity	(770)	(769)
Proceeds from exercise of common unit options	—	19

Net cash provided by (used in) financing activities	(147,180)	11,735

Effect of exchange rate changes on cash	(13)	(7)

Increase in cash and cash equivalents	592	16,333
Cash and cash equivalents — beginning of period	16,614	20,685

Cash and cash equivalents — end of period	$17,206	$37,018

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation
Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At January 31, 2009 Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.
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
The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.
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

(3) Supplemental cash flow information:

	For the six months
	ended January 31,
	2009	2008
CASH PAID FOR:
Interest	$42,774	$46,978
Income taxes	332	1,279
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$4,515	$—
Issuance of liabilities in connection with acquisitions	1,002	—
Property, plant and equipment additions	1,866	2,132
(4) Accounts receivable securitization:
Ferrellgas has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. Ferrellgas has no other continuing involvement with the transferred receivables, other than providing the servicing functions. The related receivables are removed from the condensed consolidated balance sheets and a retained interest is recorded for the amount of receivables sold in excess of cash received. The retained interest is included in “Accounts and notes receivable” in the condensed consolidated balance sheets.
Ferrellgas determines the fair value of its retained interest based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas’ trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings. See Note D — Accounts receivable securitization — for further discussion of these transactions.
(5) New accounting standards:
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement effective August 1, 2008 did not have a significant impact to Ferrellgas. See additional discussion about commodity derivative and financial derivative transactions in Note G — Derivatives.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. The adoption of this statement was effective August 1, 2008; however, Ferrellgas did not elect the fair value option for any of its financial assets or liabilities.
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
FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation No. 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP effective November 1, 2008 did not have a significant impact to Ferrellgas.
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
(6) Price risk management assets and liabilities:
Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as either “Price risk management assets” or “Price risk management liabilities” on the condensed consolidated balance sheets with changes in fair value reported in other comprehensive income. See additional discussion about price risk assets and liabilities in Note G — Derivatives.
(7) Income taxes:
Income tax expense (benefit) consisted of the following:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Current expense	$1,006	$670	$737	$357
Deferred expense (benefit)	161	(206)	129	(2,381)

Income tax expense (benefit)	$1,167	$464	$866	$(2,024)

Deferred taxes consisted of the following:

	January 31,	July 31,
	2009	2008
Deferred tax assets	$4,562	$4,065
Deferred tax liabilities	(5,314)	(4,689)

Net deferred tax liability	$(752)	$(624)

During the first quarter of fiscal 2008 the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax benefit of $2.8 million during the first quarter of fiscal 2008.
C.	Supplemental financial statement information
Inventories consist of the following:

	January 31,	July 31,
	2009	2008
Propane gas and related products	$97,322	$128,776
Appliances, parts and supplies	19,089	23,525

Inventories	$116,411	$152,301

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of January 31, 2009, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 11.2 million gallons of propane at fixed prices.
Other current liabilities consist of the following:

	January 31,	July 31,
	2009	2008
Accrued interest	$20,434	$19,875
Accrued payroll	21,926	12,621
Accrued insurance	8,630	10,987
Customer deposits and advances	19,538	25,065
Other	30,954	31,969

Other current liabilities	$101,482	$100,517

Loss on disposal of assets and other consist of the following:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Loss on disposal of assets	$1,757	$912	$3,030	$2,015
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,468	3,947	5,521	5,815
Service income related to the accounts receivable securitization	(1,206)	(1,179)	(1,950)	(1,763)

	$4,019	$3,680	$6,601	$6,067

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Operating expense	$48,460	$46,571	$91,612	$83,021
Depreciation and amortization expense	1,200	1,236	2,433	2,532
Equipment lease expense	4,371	5,686	9,322	11,531

	$54,031	$53,493	$103,367	$97,084

D.	Accounts receivable securitization
The operating partnership participates in an accounts receivable securitization facility. As part of this renewable 364-day facility, the operating partnership transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”) a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit. The operating partnership does not provide any guarantee or similar support to the collectability of these receivables. The operating partnership structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction while complying with Ferrellgas’ various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, the operating partnership remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas renewed the facility with JPMorgan Chase Bank, N.A. and Fifth Third Bank for an additional 364-day commitment during May 2008.
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

	January 31,	July 31,
	2009	2008
Retained interest	$49,975	$22,753
Accounts receivable transferred	210,667	97,333
The retained interest is classified as accounts and notes receivable on the condensed consolidated balance sheets. The accounts receivable transferred are recorded on the balance sheet of Ferrellgas Receivables. Ferrellgas Receivables activities only relate to these transfers of accounts receivables from Ferrellgas which have an aging of 60 days or less. The operating partnership had the ability to transfer, at its option, an additional $2.7 million of its trade accounts receivable at January 31, 2009.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Net non-cash activity	$2,262	$2,768	$3,571	$4,052
Bad debt expense	50	—	300	—

The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.5% and 4.7% as of January 31, 2009 and July 31, 2008, respectively.
E.	Long-term debt
Long-term debt consists of the following:

	January 31,	July 31,
	2009	2008
Senior notes
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	$152,000	$204,000
Fixed rate, 8.75%, due 2012, net of unamortized premium of $1,281 and $1,471 at January 31, 2009 and July 31, 2008, respectively	269,281	269,471
Fixed rate, Series C, 8.87%, due 2009	73,000	73,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $27,938 and $518 at January 31, 2009 and July 31, 2008, respectively	422,062	249,482

Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $27.4 million and $125.7 million classified as short-term borrowings at January 31, 2009 and July 31, 2008, respectively)	137,556	235,270

Notes payable, 8.0% weighted average interest rate in 2009 due 2009 to 2016, net of unamortized discount of $1,168 and $1,160 at January 31, 2009 and July 31, 2008, respectively	5,557	5,864

Capital lease obligations	22	29

	1,059,478	1,037,116
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	1,836	2,397

Long-term debt	$1,057,642	$1,034,719

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
As of January 31, 2009, Ferrellgas had total borrowings outstanding under its two unsecured credit facilities of $165.0 million. Ferrellgas classified $27.4 million of this amount as short-term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 3.1%. As of July 31, 2008, Ferrellgas had total borrowings outstanding under its two unsecured credit facilities of $361.0 million.

Ferrellgas classified $125.7 million of this amount as short-term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 4.72%.
Letters of credit outstanding at January 31, 2009 totaled $148.4 million and were used primarily to secure margin calls under certain risk management activities, and to a lesser extent, product purchases and insurance arrangements. Letters of credit outstanding at July 31, 2008 totaled $42.3 million and were used primarily for insurance arrangements. At January 31, 2009, Ferrellgas had available letter of credit capacity of $51.6 million.
F.	Partners’ capital
Partnership distributions paid
Ferrellgas Partners has paid the following distributions:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Public common unit holders	$19,266	$19,169	$38,416	$38,339
Ferrell Companies (1)	10,040	10,040	20,081	20,081
FCI Trading Corp. (2)	98	98	196	196
Ferrell Propane, Inc. (3)	26	26	51	51
James E. Ferrell (4)	2,167	2,146	4,333	4,292
General partner	319	318	637	635

	$31,916	$31,797	$63,714	$63,594

(1)	Ferrell Companies is the owner of the general partner and a 32% owner of Ferrellgas’ common units and thus a related party.

(2)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)	James E. Ferrell is the Chairman and Chief Executive Officer of the general partner and thus a related party.
On February 24, 2009, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended January 31, 2009, which is expected to be paid on March 17, 2009.
Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,167
General partner	344
See additional discussions about transactions with related parties in Note H — Transactions with related parties.
Other comprehensive income (“OCI”)
See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the six months ended January 31, 2009.

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
Ferrellgas may use a combination of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to manage our exposure to market fluctuations in propane prices. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange.
Ferrellgas enters into forecasted propane sales transactions with a portion of its customers and also enters into forecasted propane purchase contracts with suppliers. Both of these transaction types qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded on Ferrellgas’ financial statements. Ferrellgas also uses financial derivative instruments to hedge a portion of these transactions. These financial derivative instruments are designated as cash flow hedges, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings when the forecasted propane sales transaction impacts earnings. The fair value of financial derivative instruments is classified on the condensed consolidated balance sheets as either “Price risk management assets” or “Price risk management liabilities.”
As of January 31, 2009 and 2008, Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the six months
	ended January 31,
	2009	2008
Fair value gain (loss) adjustment classified as OCI	$(92,203)	$1,856
Reclassification of net gains to statement of earnings	16,703	5,055
The fair value loss reported above relates to the recent significant decrease in wholesale propane prices. Assuming a minimal change in future market prices, Ferrellgas expects to reclassify net losses of approximately $90.2 million to earnings during the next 12 months. These net losses are expected to be offset by higher margins on sales under propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception under SFAS 133.
Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2009 and 2008, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Additionally, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.
In accordance with SFAS 157, Ferrellgas determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within SFAS 157. The three levels defined by the SFAS 157 hierarchy are as follows:
•	Level 1 — Quoted prices available in active markets for identical assets or liabilities.

•	Level 2 — Pricing inputs not quoted in active markets but either directly or indirectly observable.

•	Level 3 — Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.

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

	January 31,	July 31,
	2009	2008
Derivatives — Price risk management assets	$—	$26,086
Derivatives — Price risk management liabilities	90,157	7,337
At January 31, 2009 and July 31, 2008 all derivative assets and liabilities qualified for classification as Level 2 — other observable inputs as defined within SFAS 157. All financial derivatives assets and liabilities were non-trading positions.
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

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Operating expense	$59,934	$46,494	$108,807	$91,923
General and administrative expense	6,077	6,436	11,743	13,432
During the three and six months ended January 31, 2009, Ferrellgas received payments totaling $75 thousand and $120 thousand, respectively, for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell. No payments were received from Samson Dental Practice Management, LLC during the three and six months ended January 31, 2008.
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
Below is a calculation of the basic and diluted net earnings available per common unit in the condensed consolidated statements of earnings for the periods indicated. In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 typically impacts only the three months ending January 31. The dilutive effect of EITF 03-6 on basic and diluted net earnings available per common unit was $0.18 and $0.05 for the three months ended January 31, 2009 and 2008, respectively. EITF 03-6 did not result in a dilutive effect for the six months ended January 31, 2009 and 2008.
In periods with year-to-date net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008

Net earnings available to common unitholders	$58,019	$47,541	$54,217	$28,015

Weighted average common units outstanding (in thousands)	63,192.5	62,958.7	63,122.3	62,958.7

Dilutive securities	58.0	12.6	58.0	13.3

Weighted average common units outstanding plus dilutive securities	63,250.5	62,971.3	63,180.3	62,972.0

Basic and diluted net earnings available per common unit	$0.92	$0.76	$0.86	$0.44
K.	Subsequent event
In February 2009, Ferrellgas completed a registered public offering of 5.0 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.5 million common units and an overallotment offering of 0.5 million common units. The net proceeds received from this offering of $69.8 million were used to reduce long term borrowings under Ferrellgas’ unsecured credit facility. Ferrellgas intends to use the resulting additional credit facility capacity to make principal payments on debt on or prior to their maturity on August 1, 2009.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	January 31,	July 31,
	2009	2008

ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	5,194	5,149

Accumulated deficit	(5,194)	(5,149)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008

General and administrative expense	$—	$60	$45	$105

Net loss	$—	$(60)	$(45)	$(105)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the six months
	ended January 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(45)	$(105)

Cash used in operating activities	(45)	(105)

Cash flows from financing activities:
Capital contribution	45	105

Cash provided by financing activities	45	105

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
January 31, 2009
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	January 31,	July 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$17,158	$16,545
Accounts and notes receivable, net	164,329	145,081
Inventories	116,411	152,301
Price risk management assets	—	26,086
Prepaid expenses and other current assets	25,500	10,251

Total current assets	323,398	350,264

Property, plant and equipment, net	675,281	685,328
Goodwill	248,939	248,939
Intangible assets, net	219,196	225,273
Other assets, net	20,778	16,817

Total assets	$1,487,592	$1,526,621

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$132,866	$71,348
Short-term borrowings	27,444	125,729
Price risk management liabilities	90,157	7,337
Other current liabilities	98,151	97,453

Total current liabilities	348,618	301,867

Long-term debt	788,361	765,248
Other liabilities	23,358	23,237
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	413,405	413,507
General partner	4,219	4,220
Accumulated other comprehensive income (loss)	(90,369)	18,542

Total partners’ capital	327,255	436,269

Total liabilities and partners’ capital	$1,487,592	$1,526,621

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008

Revenues:
Propane and other gas liquids sales	$647,536	$684,456	$1,084,424	$1,043,391
Other	68,089	79,512	111,275	115,493

Total revenues	715,625	763,968	1,195,699	1,158,884

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	428,527	504,524	746,272	757,043
Cost of product sold — other	43,625	48,422	60,439	59,382
Operating expense	105,647	90,958	201,790	181,354
Depreciation and amortization expense	20,219	21,075	41,535	42,440
General and administrative expense	11,761	11,115	20,847	22,908
Equipment lease expense	4,781	6,143	10,136	12,494
Employee stock ownership plan compensation charge	1,656	3,072	3,405	6,246
Loss on disposal of assets and other	4,019	3,680	6,601	6,067

Operating income	95,390	74,979	104,674	70,950

Interest expense	(17,467)	(16,917)	(35,211)	(33,277)
Other income (expense), net	(343)	181	(1,161)	998

Earnings before income taxes	77,580	58,243	68,302	38,671

Income tax expense (benefit)	1,149	389	819	(2,099)

Net earnings	$76,431	$57,854	$67,483	$40,770

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2008	$413,507	$4,220	$18,749	$26	$(233)	$436,269

Contributions in connection with ESOP and stock-based compensation charges	4,021	41	—	—	—	4,062

Contributions in connection with acquisitions	4,515	46	—	—	—	4,561

Quarterly distribution	(75,439)	(770)	—	—	—	(76,209)

Comprehensive income (loss):
Net earnings	66,801	682	—	—	—	67,483
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	(92,203)	—	—
Reclassification of derivatives to earnings	—	—	(16,703)	—	—
Foreign currency translation adjustment	—	—	—	(13)	—
Tax effect on foreign currency translation adjustment	—	—	—	2	—
Pension liability adjustment	—	—	—	—	6	(108,911)

Comprehensive loss						(41,428)

January 31, 2009	$413,405	$4,219	$(90,157)	$15	$(227)	$327,255

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months
	ended January 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$67,483	$40,770
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	41,535	42,440
Employee stock ownership plan compensation charge	3,405	6,246
Stock-based compensation charge	657	900
Loss on disposal of assets	3,030	2,015
Loss on transfer of accounts receivable related to the accounts receivable securitization	5,521	5,815
Deferred tax expense (benefit)	129	(2,381)
Other	3,800	4,833
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(109,742)	(156,542)
Inventories	35,890	(70,000)
Prepaid expenses and other current assets	(14,240)	(12,848)
Accounts payable	61,598	72,253
Accrued interest expense	559	(2,857)
Other current liabilities	768	(3,905)
Other liabilities	(464)	159
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	109,000	103,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	701,744	671,536
Remittances of amounts collected as servicer of accounts receivable securitizations	(725,744)	(675,536)

Net cash provided by operating activities	184,929	25,898

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(298)	(187)
Capital expenditures	(27,545)	(15,289)
Proceeds from asset sales	4,905	6,250
Other	(2,460)	(203)

Net cash used in investing activities	(25,398)	(9,429)

Cash flows from financing activities:
Distributions	(76,209)	(76,088)
Proceeds from increase in long-term debt	186,806	97,527
Reductions in long-term debt	(168,026)	(91,721)
Net additions to (reductions in) short-term borrowings	(98,285)	70,273
Cash paid for financing costs	(3,191)	—

Net cash used in financing activities	(158,905)	(9)

Effect of exchange rate changes on cash	(13)	(7)

Increase in cash and cash equivalents	613	16,453
Cash and cash equivalents — beginning of period	16,545	20,407

Cash and cash equivalents — end of period	$17,158	$36,860

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
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
Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas, L.P.
The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2008.
B.	Summary of significant accounting policies
(1) Nature of operations:
Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full fiscal year. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.
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

(3) Supplemental cash flow information:

	For the six months
	ended January 31,
	2009	2008
CASH PAID FOR:
Interest	$31,048	$35,244
Income taxes	284	1,279
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$4,515	$—
Issuance of liabilities in connection with acquisitions	1,002	—
Property, plant and equipment additions	1,866	2,132
(4) Accounts receivable securitization:
Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. Ferrellgas, L.P. has no other continuing involvement with the transferred receivables, other than providing the servicing functions. The related receivables are removed from the condensed consolidated balance sheets and a retained interest is recorded for the amount of receivables sold in excess of cash received. The retained interest is included in “Accounts and notes receivable” in the condensed consolidated balance sheets.
Ferrellgas, L.P. determines the fair value of its retained interest based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas, L.P.’s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings. See Note D — Accounts receivable securitization — for further discussion of these transactions.
(5) New accounting standards:
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement effective August 1, 2008 did not have a significant impact to Ferrellgas, L.P. See additional discussion about commodity derivative and financial derivative transactions in Note G — Derivatives.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. The adoption of this statement was effective August 1, 2008; however, Ferrellgas, L.P. did not elect the fair value option for any of its financial assets or liabilities.
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
FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation No. 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP effective November 1, 2008 did not have a significant impact to Ferrellgas, L.P.
(6) Price risk management assets and liabilities:
Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded at fair value as either “Price risk management assets” or “Price risk management liabilities” on the condensed consolidated balance sheets with changes in fair value reported in other comprehensive income. See additional discussion about price risk assets and liabilities in Note G — Derivatives.
(7) Income taxes:
Income tax expense (benefit) consisted of the following:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Current expense	$988	$595	$690	$282
Deferred expense (benefit)	161	(206)	129	(2,381)

Income tax expense (benefit)	$1,149	$389	$819	$(2,099)

Deferred taxes consisted of the following:

	January 31,	July 31,
	2009	2008
Deferred tax assets	$4,562	$4,065
Deferred tax liabilities	(5,314)	(4,689)

Net deferred tax liability	$(752)	$(624)

During the first quarter of fiscal 2008 the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas, L.P. to recognize a one time deferred tax benefit of $2.8 million during the first quarter of fiscal 2008.

C.	Supplemental financial statement information
Inventories consist of the following:

	January 31,	July 31,
	2009	2008
Propane gas and related products	$97,322	$128,776
Appliances, parts and supplies	19,089	23,525

Inventories	$116,411	$152,301

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of January 31, 2009, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 11.2 million gallons of propane at fixed prices.
Other current liabilities consist of the following:

	January 31,	July 31,
	2009	2008
Accrued interest	$17,438	$16,879
Accrued payroll	21,926	12,621
Accrued insurance	8,630	10,987
Customer deposits and advances	19,538	25,065
Other	30,619	31,901

Other current liabilities	$98,151	$97,453

Loss on disposal of assets and other consists of the following:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Loss on disposal of assets	$1,757	$912	$3,030	$2,015
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,468	3,947	5,521	5,815
Service income related to the accounts receivable securitization	(1,206)	(1,179)	(1,950)	(1,763)

	$4,019	$3,680	$6,601	$6,067

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Operating expense	$48,460	$46,571	$91,612	$83,021
Depreciation and amortization expense	1,200	1,236	2,433	2,532
Equipment lease expense	4,371	5,686	9,322	11,531

	$54,031	$53,493	$103,367	$97,084

D.	Accounts receivable securitization
Ferrellgas, L.P. participates in an accounts receivable securitization facility. As part of this renewable 364-day facility, Ferrellgas, L.P. transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”) a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these receivables. Ferrellgas, L.P. structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, Ferrellgas, L.P. remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas, L.P. renewed the facility with JPMorgan Chase Bank, N.A. and Fifth Third Bank for an additional 364-day commitment during May 2008.
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

	January 31,	July 31,
	2009	2008
Retained interest	$49,975	$22,753
Accounts receivable transferred	210,667	97,333
The retained interest is classified as accounts and notes receivable on the condensed consolidated balance sheets. The accounts receivable transferred are recorded on the balance sheet of Ferrellgas Receivables. Ferrellgas Receivables activities only relate to these transfers of accounts receivables from Ferrellgas, L.P which have an aging of 60 days or less. Ferrellgas, L.P. had the ability to transfer, at its option, an additional $2.7 million of its trade accounts receivable at January 31, 2009.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Net non-cash activity	$2,262	$2,768	$3,571	$4,052
Bad debt expense	50	—	300	—
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.5% and 4.7% as of January 31, 2009 and July 31, 2008, respectively.

E.	Long-term debt
Long-term debt consists of the following:

	January 31,	July 31,
	2009	2008
Senior notes
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	$152,000	$204,000
Fixed rate, Series C, 8.87%, due 2009	73,000	73,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $27,938 and $518 at January 31, 2009 and July 31, 2008, respectively	422,062	249,482

Credit facilities, variable interest rates, expiring 2009 and 2010 (net of $27.4 million and $125.7 million classified as short-term borrowings at January 31, 2009 and July 31, 2008, respectively)	137,556	235,270

Notes payable, 8.0% weighted average interest rate in 2009 due 2009 to 2016, net of unamortized discount of $1,168 and $1,160 at January 31, 2009 and July 31, 2008, respectively	5,557	5,864

Capital lease obligations	22	29

	790,197	767,645
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	1,836	2,397

Long-term debt	$788,361	$765,248

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
As of January 31, 2009, Ferrellgas, L.P. had total borrowings outstanding under its two unsecured credit facilities of $165.0 million. Ferrellgas, L.P. classified $27.4 million of this amount as short-term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 3.1%. As of July 31, 2008, Ferrellgas, L.P. had total borrowings outstanding under its two unsecured credit facilities of $361.0 million. Ferrellgas, L.P. classified $125.7 million of this amount as short-term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 4.72%.
Letters of credit outstanding at January 31, 2009 totaled $148.4 million and were used primarily to secure margin calls under certain risk management activities, and to a lesser extent, product purchases and insurance arrangements. Letters of credit outstanding at July 31, 2008 totaled $42.3 million and were used primarily for insurance arrangements. At January 31, 2009, Ferrellgas, L.P. had available letter of credit capacity of $51.6 million.

F.	Partners’ capital
Partnership distributions paid
Ferrellgas, L.P. has paid the following distributions:

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Ferrellgas Partners	$43,640	$43,522	$75,439	$75,319
General partner	446	444	770	769

	$44,086	$43,966	$76,209	$76,088

On February 24, 2009, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $34.4 million and $0.4 million, respectively, which is expected to be paid on March 17, 2009.
See additional discussions about transactions with related parties in Note H — Transactions with related parties.
Other comprehensive income (“OCI”)
See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the six months ended January 31, 2009.
G.	Derivatives
Ferrellgas, L.P. is exposed to price risk related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas, L.P.’s costs fluctuate with the movement of market prices. This fluctuation subjects Ferrellgas, L.P. to potential price risk, which Ferrellgas, L.P. may attempt to minimize through the use of financial derivative instruments. Ferrellgas, L.P. monitors its price exposure and utilizes financial derivative instruments to mitigate the risk of future price fluctuations.
Ferrellgas, L.P. may use a combination of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to manage our exposure to market fluctuations in propane prices. Ferrellgas, L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange.
Ferrellgas, L.P. enters into forecasted propane sales transactions with a portion of its customers and also enters into forecasted propane purchase contracts with suppliers. Both of these transaction types qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded on Ferrellgas, L.P.’s financial statements. Ferrellgas, L.P. also uses financial derivative instruments to hedge a portion of these transactions. These financial derivative instruments are designated as cash flow hedges, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings when the forecasted propane sales transaction impacts earnings. The fair value of financial derivative instruments is classified on the condensed consolidated balance sheets as either “Price risk management assets” or “Price risk management liabilities.”

As of January 31, 2009 and 2008, Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the six months
	ended January 31,
	2009	2008
Fair value gain (loss) adjustment classified as OCI	$(92,203)	$1,856
Reclassification of net gains to statement of earnings	16,703	5,055
The fair value loss reported above relates to the recent significant decrease in wholesale propane prices. Assuming a minimal change in future market prices, Ferrellgas, L.P. expects to reclassify net losses of approximately $90.2 million to earnings during the next 12 months. These net losses are expected to be offset by higher margins on sales under propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception under SFAS 133.
Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2009 and 2008, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. Additionally, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.
In accordance with SFAS 157, Ferrellgas, L.P. determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within SFAS 157. The three levels defined by the SFAS 157 hierarchy are as follows:
•	Level 1 — Quoted prices available in active markets for identical assets or liabilities.

•	Level 2 — Pricing inputs not quoted in active markets but either directly or indirectly observable.

•	Level 3 — Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.
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

	January 31,	July 31,
	2009	2008
Derivatives — Price risk management assets	$—	$26,086
Derivatives — Price risk management liabilities	90,157	7,337
At January 31, 2009 and July 31, 2008 all derivative assets and liabilities qualified for classification as Level 2 — other observable inputs as defined within SFAS 157. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008
Operating expense	$59,934	$46,494	$108,807	$91,923
General and administrative expense	6,077	6,436	11,743	13,432
During the three and six months ended January 31, 2009, Ferrellgas, L.P. received payments totaling $75 thousand and $120 thousand, respectively, for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell. No payments were received from Samson Dental Practice Management, LLC during the three and six months ended January 31, 2008.
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
In February 2009, Ferrellgas Partners completed a registered public offering of 5.0 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.5 million common units and an overallotment offering of 0.5 million common units. The net proceeds received from this offering of $69.8 million were contributed to Ferrellgas, L.P. and used to reduce long term borrowings under Ferrellgas, L.P.’s unsecured credit facility. Ferrellgas, L.P. intends to use the resulting additional credit facility capacity to make principal payments on debt on or prior to their maturity on August 1, 2009.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	January 31,	July 31,
	2009	2008

ASSETS

Cash	$1,100	$1,100

Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	6,312	3,312

Accumulated deficit	(6,212)	(3,212)

Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months		For the six months
	ended January 31,		ended January 31,
	2009	2008	2009	2008

General and administrative expense	$3,000	$105	$3,000	$105

Net loss	$(3,000)	$(105)	$(3,000)	$(105)

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the six months
	ended January 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,000)	$(105)

Cash used in operating activities	(3,000)	(105)

Cash flows from financing activities:
Capital contribution	3,000	205

Cash provided by financing activities	3,000	205

Change in cash	—	100
Cash — beginning of period	1,100	1,000

Cash — end of period	$1,100	$1,100

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
January 31, 2009
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

•	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third party propane distributors or marketers and refined fuel volumes sold;

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers; and

•	“Notes” refers to the notes of the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.
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
Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 30% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.
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

•	Ferrellgas Partners issued common units during both fiscal 2008 and fiscal 2009.
Overview
We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States, and the largest national provider of propane by portable tank exchange, as measured by our propane sales volumes in fiscal 2008.

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
In the residential and industrial/commercial markets, propane is primarily used for space heating, water heating, cooking and other propane fueled appliances. In the portable tank exchange market, propane is used primarily for outdoor cooking using gas grills. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.
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
Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season of November through March. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a direct correlation between weather and customer usage, there is a natural time lag between the onset of cold weather and increased sales to customers. Although nationwide temperatures during the fiscal second quarter were normal, they were 3% cooler than one year ago.
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

We employ risk management activities that attempt to mitigate risks related to the purchase, storage, transport and sale of propane. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment. Due to the significant price decrease in propane since the beginning of fiscal 2009, most financial derivative purchase commitments we entered into to hedge propane sales commitments have experienced significant mark to market losses. Because these financial derivative purchase commitments qualify for hedge accounting treatment under SFAS 133, the resulting liability and related mark to market losses are recorded on the balance sheet as price risk management liabilities and accumulated other comprehensive income (loss), respectively, until settled. Upon settlement, realized gains or losses on these contracts are reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings. These financial derivative purchase commitment losses, which are related to the recent significant decrease in wholesale propane prices, are expected to be offset by higher margins on sales under propane sales commitments that qualify for the normal purchase normal sale exception under SFAS 133. We estimate 95% of these financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the remainder of fiscal 2009.
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

Results of Operations
Three months ended January 31, 2009 compared to January 31, 2008

			Favorable
(amounts in thousands)			(Unfavorable)
Three months ended January 31,	2009	2008	Variance

Propane sales volumes (gallons):
Retail — Sales to End Users	245,862	243,389	2,473	1%
Wholesale — Sales to Resellers	68,094	47,277	20,817	44%

	313,956	290,666	23,290	8%

Revenues —
Propane and other gas liquids sales:
Retail — Sales to End Users	$508,588	$536,423	$(27,835)	(5%)
Wholesale — Sales to Resellers	123,946	105,472	18,474	18%
Other Gas Sales	15,002	42,561	(27,559)	(65%)

	$647,536	$684,456	$(36,920)	(5%)

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$189,074	$155,749	$33,325	21%
Wholesale — Sales to Resellers	29,545	24,918	4,627	19%
Other Gas Sales	390	(735)	1,125	NM

	$219,009	$179,932	$39,077	22%

Operating income	$95,327	$74,917	$20,410	27%
Interest expense	23,393	22,851	(542)	(2%)
Interest expense — operating partnership	17,467	16,917	(550)	(3%)

NM	— Not meaningful

(a)	Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”
Propane sales volumes during the three months ended January 31, 2009 increased 23.3 million gallons from that of the prior year period due primarily to 20.8 million of increased gallon sales to our wholesale customers. We believe retail sales volumes increased primarily due to temperatures being 3% colder than the prior year period, partially offset by customer conservation associated with the current overall weak economic environment.
The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended January 31, 2009 averaged 55% less than the prior year period. The wholesale market price averaged $0.69 and $1.53 per gallon during the three months ended January 2009 and 2008, respectively.
Revenues — Propane and other gas liquids sales
Retail sales decreased $27.8 million compared to the prior year period. This decrease resulted primarily from a $33.3 million decrease due to the effect of decreased sales price per gallon resulting from the reduction in the wholesale cost of propane as discussed above.

Wholesale sales increased $18.5 million compared to the prior year period. This increase resulted from a $46.5 million increase from propane sales volumes to our wholesale customers as discussed above, partially offset by an approximate $28.0 million decrease in sales price per gallon.
Other gas sales decreased $27.6 million compared to the prior year period primarily due to a $20.9 million decrease in propane sales volumes of third party sales.
Gross margin — Propane and other gas liquids sales
Retail sales gross margin increased $33.3 million compared to the prior year period. Approximately $65.0 million of this increase was due to the significant decrease in the wholesale market price of propane, as discussed above. This increase was partially offset by the $33.3 million decrease in sales price per gallon, as discussed above.
Operating income
Operating income increased $20.4 million compared to the prior year period primarily due to the $39.1 million increase in “Gross margin — Propane and other gas liquids sales” as discussed above. This increase was partially offset by a $14.7 million increase in “Operating expense.” Operating expense increased primarily due to a $10.8 million increase as a result of both an increase in performance based incentive expenses and other compensation expense.
Interest expense — consolidated
Interest expense for the three months ended January 31, 2009 increased $0.5 million primarily due to a $1.3 million increase in discount amortization on the debt issued at 85% of par during August 2008, a $0.8 million increase in letter of credit and related fees and an increase of $0.6 million due to an increase in interest rates resulting from the debt issuance in August 2008. These increases were partially offset by a $2.4 million reduction in expense due to decreased borrowings on our unsecured credit facilities.
Interest expense — operating partnership
Interest expense for the three months ended January 31, 2009 increased $0.6 million primarily due to a $1.3 million increase in discount amortization on the debt issued at 85% of par during August 2008, a $0.8 million increase in letter of credit and related fees and an increase of $0.6 million due to an increase in interest rates resulting from the debt issuance in August 2008. These increases were partially offset by a $2.4 million reduction in expense due to decreased borrowings on our unsecured credit facilities.

Six months ended January 31, 2009 compared to January 31, 2008

			Favorable
(amounts in thousands)			(Unfavorable)
Six months ended January 31,	2009	2008	Variance

Propane sales volumes (gallons):
Retail — Sales to End Users	372,395	362,564	9,831	3%
Wholesale — Sales to Resellers	113,770	83,985	29,785	35%

	486,165	446,549	39,616	9%

Revenues —
Propane and other gas liquids sales:
Retail — Sales to End Users	$806,257	$769,169	$37,088	5%
Wholesale — Sales to Resellers	242,508	190,785	51,723	27%
Other Gas Sales	35,659	83,437	(47,778)	(57%)

	$1,084,424	$1,043,391	$41,033	4%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$278,805	$230,031	$48,774	21%
Wholesale — Sales to Resellers	59,341	55,770	3,571	6%
Other Gas Sales	6	547	(541)	(99%)

	$338,152	$286,348	$51,804	18%

Operating income	$104,537	$70,825	$33,712	48%
Interest expense	47,063	45,137	(1,926)	(4%)
Interest expense — operating partnership	35,211	33,277	(1,934)	(6%)

(a)	Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”
Propane sales volumes during the six months ended January 31, 2009 increased 39.6 million gallons from that of the prior year period due primarily to 29.8 million of increased gallon sales to our wholesale customers. We believe retail sales volumes increased primarily due to temperatures being 6% colder than those of the prior year period, partially offset by customer conservation associated with the current overall weak economic environment.
The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the six months ended January 31, 2009 averaged 25% less than the prior year period. The wholesale market price averaged $1.06 and $1.41 per gallon during the six months ended January 31, 2009 and 2008, respectively.
Revenues — Propane and other gas liquids sales
Retail sales increased $37.1 million compared to the prior year period. Approximately $20.9 million of this increase was primarily due to increased propane sales volumes, as discussed above and approximately $16.2 million due to increased sales price per gallon.
Wholesale sales increased $51.7 million compared to the prior year period, resulting from a $67.7 million increase due to increased propane sales volumes, as discussed above, which was partially offset by approximately $16.0 million due to decreased sales price per gallon.

Other gas sales decreased $47.8 million compared to the prior year period primarily due to a $42.3 million decrease in propane sales volumes of third party sales.
Gross margin — Propane and other gas liquids sales
Retail sales gross margin increased $48.8 million compared to the prior year period. Approximately $26.3 million due to the significant decrease in the wholesale market price of propane, approximately $16.2 million of this increase was primarily due to the increased sales price per gallon, and approximately $6.2 million due to higher propane sales volumes, all as discussed above.
Operating income
Operating income increased $33.7 million compared to the prior year period primarily due to the $51.8 million increase in “Gross margin — Propane and other gas liquids sales” as discussed above, and a $2.1 million decrease in “General and administrative expense.” These favorable results were partially offset by a $20.4 million increase in “Operating expense.” General and administrative expense decreased primarily due to $2.2 million in personnel savings, $2.1 million in other corporate overhead expenses incurred in fiscal 2008 that were not repeated in fiscal 2009, partially offset by $2.6 million of increased incentive and other compensation expense due to improved operating results. Operating expense increased primarily due to an $8.6 million increase in shipping and handling costs related to the increase in sales volumes as discussed above and a $4.1 million increase as a result of an increase in performance based incentive expenses.
Interest expense — consolidated
Interest expense for the six months ended January 31, 2009 increased $1.9 million primarily due to a $2.5 million increase in discount amortization on the debt issued at 85% of par during August 2008, an increase of $1.7 million due to an increase in interest rates resulting from the debt issuance in August 2008 and a $1.0 million increase in letter of credit and related fees. These increases were partially offset by a $3.6 million reduction in expense due to decreased borrowings on our unsecured credit facilities.
Interest expense — operating partnership
Interest expense for the six months ended January 31, 2009 increased $1.9 million primarily due to a $2.5 million increase in discount amortization on the debt issued at 85% of par during August 2008, an increase of $1.7 million due to an increase in interest rates resulting from the debt issuance in August 2008 and a $1.0 million increase in letter of credit and related fees. These increases were partially offset by a $3.6 million reduction in expense due to decreased borrowings on our unsecured credit facilities.
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

Liquidity and Capital Resources
General
Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. This situation may arise due to circumstances beyond our control, such as a general market disruption. Currently, there has been unprecedented uncertainty in the financial and commodity markets that has brought potential additional risks to Ferrellgas. These risks include limited access to debt and equity markets which may limit our ability to issue debt and equity at yields acceptable to us, less availability and higher costs of credit, margin calls on risk management activities in excess of our ability to fund, potential counterparty defaults, and further commercial bank failures.
If current government-led programs designed to restore the credit markets are successful, we believe we will continue to have sufficient access to debt and equity markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our credit facilities should provide us the means to meet our anticipated liquidity and capital resource requirements.
During periods of high volatility our risk management activities expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls to us or may default on the settlement of positions with us.
On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Lehman had been a $20.0 million participant in our credit facility due in April 2010. On December 2, 2008 Lehman was removed from the syndication of participating financial institutions and replaced by a $15.0 million commitment from Fifth Third Bank and a $5.0 million commitment from PNC Bank. We cannot predict if or when one of the current financial institutions in the syndication may fail. The failure of one or more of these financial institutions may limit our ability to fully utilize the capacity of our credit facilities and would increase the pro rata exposure we have with the remaining members of the syndication. See further discussions of risk factors in “Item 1A. Risk Factors.”
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
Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed revenues and related costs and expenses during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2009 and in fiscal 2010.
Subject to the risk factors identified in “Item 1A Risk Factors” of this report and in our Annual Report on Form 10-K for our fiscal 2008, our general partner believes we will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for the remainder of fiscal 2009 and in fiscal 2010. A quarterly distribution of $0.50 is expected to be paid on March 17, 2009, to all common units that were outstanding on March 10, 2009. This represents the fifty-eighth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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
As of January 31, 2009, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2009 and in fiscal 2010. However, we may not meet the applicable financial tests in future quarters if we were to experience:
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

•
an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions; as of January 31, 2009 we had $235.5 million available under this shelf agreement; and

•
a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with the Ferrellgas Partners’ direct purchase and distribution reinvestment plan; as of January 31, 2009 we had $200.0 million available under this shelf agreement.

In addition, we filed a shelf registration statement for the periodic sale of common units, debt securities and other securities with the SEC on March 6, 2009 intended to replace the expiring registration statement listed in the first bullet above. The registration statement is subject to SEC review and will be effective upon being declared effective by the SEC.
Operating Activities
Net cash provided by operating activities was $173.2 million for the six months ended January 31, 2009, compared to net cash provided by operating activities of $14.0 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $148.9 million decrease in working capital requirements and a $24.8 million increase in cash flow from operations. These increases were partially offset by a $14.0 million decrease in net funding from our accounts receivable securitization facility. The decrease in working capital requirements was primarily due to $105.9 million from the timing and decreased cost per gallon of inventory purchases and $46.8 million from the timing of accounts receivable billings and collections. The $14.0 million decrease in net funding from our accounts receivable securitization facility is due to a decrease in trade accounts receivable eligible for sale to the securitization facility. The increase in cash flow from operations is primarily due to a $26.5 million increase in net earnings.
Accounts receivable securitization
Cash flows from our accounts receivable securitization facility decreased $14.0 million. We received net funding of $85.0 million from this facility during the six months ended January 31, 2009 as compared to $99.0 million of funding received from this facility in the prior year period.
Our strategy for maximizing liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s credit facilities. See additional discussion about the operating partnership’s credit facilities in “Financing Activities – credit facilities.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $160.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective May 5, 2008, for a 364-day commitment with JPMorgan Chase Bank, N.A. and Fifth Third Bank. At January 31, 2009, we had transferred $210.7 million of our trade accounts receivable to the accounts receivable securitization facility with the ability to transfer, at our option, an additional $2.7 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable in accordance with SFAS 140.

The operating partnership
Net cash provided by operating activities was $184.9 million for the six months ended January 31, 2009, compared to net cash provided by operating activities of $25.9 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $148.7 million decrease in working capital requirements and a $24.9 million increase in cash flow from operations. These increases were partially offset by a $14.0 million decrease in net funding from our accounts receivable securitization facility. The decrease in working capital requirements was primarily due to $105.9 million from the timing and decreased cost per gallon of inventory purchases and $46.8 million from the timing of accounts receivable billings and collections. The $14.0 million decrease in net funding from our accounts receivable securitization facility is due to a decrease in trade accounts receivable eligible for sale to the securitization facility. The increase in cash flow from operations is primarily due to a $26.7 million increase in net income.
Investing Activities
Net cash used in investing activities was $25.4 million for the six months ended January 31, 2009, compared to net cash used in investing activities of $9.4 million for the prior year period. This increase in net cash used in investing activities is primarily due to increased capital expenditures related to cylinder exchange activity.
Financing Activities
During the six months ended January 31, 2009, net cash used in financing activities was $147.2 million compared to net cash provided by financing activities of $11.7 million for the prior year period. The increase in net cash used in financing activities was primarily due to a decrease in working capital requirements.
Distributions
Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $63.7 million during the six months ended January 31, 2009 in connection with the distributions declared for the three months ended July 31, 2008 and October 31, 2008. The quarterly distribution on all common units and the related general partner distributions for the three months ended January 31, 2009 of $34.4 million are expected to be paid on March 17, 2009 to holders of record on March 10, 2009.
Credit facilities
Due to a significant drop in propane prices during the first quarter of fiscal 2009, we experienced a significant increase in margin calls related to unfavorable risk management hedging positions. In order to continue to fulfill these margin calls with cost effective letters of credit, we executed a second amendment to our Fifth Amended and Restated Credit Agreement due 2010 which increased the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate credit facility commitment. The amendment also requires us to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.
Availability under our credit facilities as of January 31, 2009 and July 31, 2008 are shown below.

	January 31,	July 31,
	2009	2008
Total borrowing capacity	$598,000	$598,000
Less: Letters of credit outstanding	(148,395)	(42,312)
Cash borrowings outstanding	(165,000)	(361,000)

Credit facilities’ availability	$284,605	$194,688

All cash borrowings under our unsecured credit facilities bear interest, at our option, at a rate equal to either:
•
a base rate, which is defined as the higher of the federal funds rate plus 0.5% or Bank of America’s prime rate (as of January 31, 2009, the federal funds rate and Bank of America’s prime rate were 0.23% and 3.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.5% to 2.5% (as of January 31, 2009, the one-month and three-month Eurodollar Rates were 0.75% and 1.5%, respectively).
In addition, an annual commitment fee is payable on the daily unused portion of our unsecured credit facilities at a per annum rate varying from 0.375% to 0.5% (as of January 31, 2009, the commitment fee per annum rate was 0.5%).
All standby letter of credit commitments under our unsecured credit facilities bear fees equal to an applicable rate (as of January 31, 2009, the rate was 2.25%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.
February 2009 common unit offering
In February 2009, we completed a registered public offering of 5.0 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.5 million common units and an overallotment offering of 0.5 million common units. The net proceeds received from this offering of $69.8 million were used to reduce long term borrowings under our unsecured credit facility.
Debt issuance and repayment
During August 2008, the operating partnership made scheduled principal payments of $52.0 million on the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010.
During August 2008, the operating partnership issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this offering were used to reduce outstanding indebtedness under our unsecured credit facility due 2010.
Future debt repayments
On August 1, 2009, the operating partnership must make scheduled principal payments of $73.0 million on the 8.87% Series C senior notes and $95.0 million on the term loan portion of the credit facility. We plan to fund these repayments with borrowings from the capacity available under the credit facility due April 2010, which was increased after using the proceeds from both the February 2009 common unit offering and the August 2008 debt issuance. See discussion of related risk factors in “Item 1A. Risk Factors.”
We believe that the liquidity available from our unsecured credit facilities and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital, debt service and letter of credit requirements through August 1, 2009. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:
•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	an inability to renew the accounts receivable securitization facility;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit; or

•	a significant acquisition.

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
Distributions
The operating partnership paid cash distributions of $76.2 million during the six months ended January 31, 2009. The operating partnership expects to pay cash distributions of $34.8 million on March 17, 2009.
Disclosures about Effects of Transactions with Related Parties
We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $120.6 million for the six months ended January 31, 2009, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.
Related party common unitholder information consisted of the following:

	Common unit	Distributions paid during
	ownership at	the six months ended
	January 31, 2009	January 31, 2009
Ferrell Companies (1)	20,081	$20,081
FCI Trading Corp. (2)	196	196
Ferrell Propane, Inc. (3)	51	51
James E. Ferrell (4)	4,333	4,333

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman and Chief Executive Officer of our general partner.
During the six months ended January 31, 2009, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.7 million.
On February 24, 2009 Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc. and James E. Ferrell (indirectly) of $10.0 million, $0.1 million, $26 thousand, and $2.2 million, respectively, to be paid on March 17, 2009.
During the six months ended January 31, 2009 we received payments totaling $120 thousand for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell.
See Note H — Transactions with related parties — and Note F — Partners’ capital — to our condensed consolidated financial statements for additional discussion regarding the effects of transactions with related parties.

We have had no material changes in our contractual obligations that were outside the ordinary course of business since our disclosure in our Annual Report on Form 10-K for our fiscal 2008.
See Note B — Summary of significant accounting policies — to our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.
We have no material changes to our critical accounting policies and estimates since our disclosure in our Annual Report on Form 10-K for our fiscal 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We did not enter into any risk management trading activities during the six months ended January 31, 2009. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”
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
We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2009 and July 31, 2008, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.9 million and $1.3 million as of January 31, 2009 and July 31, 2008, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
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

Credit Risk
We maintain credit policies with regard to our counterparties that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.
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
Interest Rate Risk
At January 31, 2009 and July 31, 2008, we had $165.0 million and $361.0 million, respectively, in variable rate credit facilities borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facilities would result in a loss in future earnings of $1.7 million for the twelve months ending January 31, 2009. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.
ITEM 4. CONTROLS AND PROCEDURES.
An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were adequate and effective.
The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2009, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
During the most recent fiscal quarter ended January 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

3.2
First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2005. Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-3 filed March 6, 2009.

3.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-3 filed March 6, 2009.

3.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our registration statement on Form S-3 filed March 6, 2009.

3.5
Certificate of Incorporation for Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.

3.7
Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.5 to our registration statement on Form S-3 filed March 6, 2009.

3.8
Certificate of Incorporation of Ferrellgas Finance Corp. filed with the Delaware Division of Corporations on January 16, 2003. Incorporated by reference to Exhibit 3.8 to our registration statement on Form S-3 filed March 6, 2009.

3.9	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.

4.1
Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

*4.2
Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of the Registrant’s 8 3/4% Senior Notes due 2012.

Exhibit
Number	Description
*4.3
Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014.

*4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to:

$109,000,000 6.99% Senior Notes, Series A, due August 1, 2005,
$37,000,000 7.08% Senior Notes, Series B, due August 1, 2006,
$52,000,000 7.12% Senior Notes, Series C, due August 1, 2008,
$82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and
$70,000,000 7.42% Senior Notes, Series E, due August 1, 2013.

*4.5
Ferrellgas, L.P. Note Purchase Agreement, dated as of February 1, 2000, relating to:
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

*4.8	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc.

*4.9	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc.

*4.10	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc.

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

Exhibit
Number	Description
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

#10.16
Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 25, 2009.

#*10.17	Second Amended and Restated Ferrellgas Unit Option Plan.

#10.18
Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

#*10.19	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998.

#10.20
Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#10.21
Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#10.22
Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

Exhibit
Number	Description
#10.23
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to exhibit 10.21 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#10.24
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to exhibit 10.22 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#10.25
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to exhibit 10.24 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#10.26
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#10.27
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to exhibit 10.26 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#10.28
Change In Control Agreement dated as of March 5, 2008 by and between J. Ryan VanWinkle and Ferrellgas, Inc. Incorporated by reference to exhibit 10.27 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#10.29
Change In Control Agreement dated as of March 5, 2008 by and between Richard V. Mayberry and Ferrellgas, Inc. Incorporated by reference to exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#10.30
Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#10.31
Agreement and release dated as of December 4, 2007 by and among Brian J. Kline, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas L.P. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

#10.32
Agreement and release dated as of March 28, 2008 by and among Kevin T. Kelly, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008.

#10.33
Services Agreement dated as of September 26, 2008 by and between Samson Dental Practice Management, LLC and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed September 29, 2008.

#10.34
Change In Control Agreement dated as of December 8, 2008 by and between Jennifer A. Boren and Ferrellgas, Inc. incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q filed December 9, 2008.

Exhibit
Number	Description
*31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

#	Management contracts or compensatory plans.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

	By	Ferrellgas, Inc. (General Partner)

Date: March 10, 2009	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: March 10, 2009	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

	By	Ferrellgas, Inc. (General Partner)

Date: March 10, 2009	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date: March 10, 2009	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director