Form 10-K
period 2009-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2009-09-28
CIK 922358, 922360, 922359, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183

Ferrellgas Partners, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas, L.P.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware	43-1698480
Delaware	43-1742520
Delaware	43-1698481
Delaware	14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, Kansas	66210
(Address of principal executive office)	(Zip Code)

Registrants’ telephone number, including area code:

(913) 661-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Units of Ferrellgas Partners, L.P.	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Limited Partner Interests of Ferrellgas, L.P.

Common Stock of Ferrellgas Partners Finance Corp.

Common Stock of Ferrellgas Finance Corp.

(Title of class)

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Ferrellgas Partners, L.P.: Yes  ☐ No ☒

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.: Yes ☐ No ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes  ☐ No ☒*

* The registrants have not yet been phased into the interactive data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Ferrellgas Partners, L.P.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes  ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes  ☒ No ☐

The aggregate market value as of January 30, 2009, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $588,374,000. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2009, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	68,236,755	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

2009 FORM 10-K ANNUAL REPORT

			Page
PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	11
ITEM	1B.	UNRESOLVED STAFF COMMENTS	33
ITEM	2.	PROPERTIES	33
ITEM	3.	LEGAL PROCEEDINGS	35
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35

PART II

ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	35
ITEM	6.	SELECTED FINANCIAL DATA	38
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	59
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	59
ITEM	9A.	CONTROLS AND PROCEDURES	60
ITEM	9B.	OTHER INFORMATION	63

PART III

ITEM	10.	DIRECTORS AND EXECUTIVE OFFICERS	63
ITEM	11.	EXECUTIVE COMPENSATION	68
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	81
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	85
ITEM	14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	85

PART IV

ITEM	15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	86

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

•      “retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users, the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;

•      “wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers, the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

•      “other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales, primarily the volume of bulk propane sold to other third party propane distributors or marketers;

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

We file annual, quarterly, and other reports and information with the SEC. You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the Public Reference Room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange under the ticker symbol of “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

General

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States, and the largest national provider of propane by portable tank exchange, as measured by our propane sales volumes in fiscal 2009.

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

In our past three fiscal years, our total annual propane sales volumes were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2009	875
July 31, 2008	839
July 31, 2007	892

Our History

We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane distributor in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired approximately 179 propane distributors. As of July 31, 2009, we distribute product to our propane customers from 996 propane distribution locations. See Item 2. “Properties” for more information about our propane distribution locations.

In April 2004, through a series of transactions, substantially all of the assets and liabilities of Blue Rhino Corporation were contributed to us. As a result, we believe we are the largest national provider of propane by portable tank exchange as well as a leading supplier of related propane and non-propane products to consumers through many of the nation’s largest retailers. This transaction expanded our operations to all 50 states, the District of Columbia and Puerto Rico.

Business Strategy

Our business strategy is to:

•      expand our operations through disciplined acquisitions and internal growth;

•      capitalize on our national presence and economies of scale;

•      maximize operating efficiencies through utilization of our technology platform; and

•      align employee interests with our investors through significant employee ownership.

Expand our operations through disciplined acquisitions and internal growth.

We expect to continue the expansion of our propane customer base through the acquisition of other propane distributors. We intend to concentrate on acquisition activities in geographical areas within or adjacent to our existing operating areas, and on a selected basis in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing propane operations to provide an attractive return on investment after taking into account the economies of scale and cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of the businesses we acquire by integrating them into our established national organization and leveraging our technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of acquired operations provide us a distinct competitive advantage and better analysis as we consider future acquisition opportunities.

We believe that we are positioned to successfully compete for growth opportunities within our existing operating regions. Our efforts will be focused on adding density to our existing customer base, providing propane and complementary services to national accounts and other product offerings to existing customer relationships. We also intend to continue expanding our propane distribution operations in fiscal 2010 into several areas to which we have not historically provided propane service. This continued expansion will give us new growth opportunities by leveraging the capabilities of our operating platforms.

Capitalize on our national presence and economies of scale.

We believe our national presence of 996 propane distribution locations in the United States as of July 31, 2009 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

•      product procurement;

•      transportation;

•      fleet purchases;

•      propane customer administration; and

•      general administration.

We believe that our national presence allows us to be one of the few propane distributors that can competitively serve commercial and portable tank exchange customers on a nationwide basis, including the ability to serve such propane customers through leading home-improvement centers, mass merchants and hardware, grocery and convenience stores. In addition, we believe that our national presence provides us opportunities to make acquisitions of other propane distribution companies whose operations  overlap with ours, providing economies of scale and significant cost savings in these markets.

We also believe that investments in technology similar to ours require both a large scale and a national presence, in order to generate sustainable operational savings to produce a sufficient return on investment. For this reason, we believe our technology platforms provide us with an on-going competitive advantage.

Maximize operating efficiencies through utilization of our technology platform.

We believe our significant investments in technology give us a competitive advantage to operate more efficiently and effectively at a lower cost compared to most of our competitors. We do not believe that many of our competitors will be able to justify similar investments in the near term. Our technology advantage has resulted from significant investments made in our retail propane distribution operating platform together with our state-of-the-art tank exchange operating platform.

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. Currently we operate a retail distribution network using a structure of 131 service centers and 844 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

The efficiencies gained from operating our technology platform allow us to consolidate our management teams at fewer locations, quickly adjust the sales prices to our customers and manage our personnel and vehicle costs more effectively to meet customer demand.

The technology platform has substantially improved the forecasting of our customers’ demand and our routing and scheduling. We also utilize a call center to accept emergency customer calls 24 hours a day, seven days a week. These combined capabilities provide us cost savings while improving customer service by reducing customer inconvenience associated with multiple, unnecessary deliveries.

Align employee interests with our investors through significant employee ownership.

In 1998, we established an employee benefit plan that we believe aligns the interests of our employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, our employees beneficially own approximately 30% of our outstanding common units, allowing them to participate directly in our overall success. We believe this plan is unique in the propane distribution industry and that the entrepreneurial culture fostered by employee-ownership provides us with another distinct competitive advantage.

Distribution of Propane and Related Equipment and Supplies

Our propane distribution business consists principally of transporting propane purchased from third parties to our propane distribution locations and then to tanks on customers’ premises and to portable propane tanks. We also distribute bulk propane to wholesale customers. Our market areas for our residential and agricultural customers are generally rural, but also include urban areas for industrial applications. Our market area for our industrial/commercial and portable tank exchange customers is generally urban; however, our portable tank exchange customer base continues to grow in both urban and rural areas. We utilize marketing programs targeting both new and existing customers by emphasizing:

•      our efficiency in delivering propane to customers;

•      our employee training and safety programs;

•      our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week retail customer call support capabilities; and

•      our national distributor network for our commercial and portable tank exchange customers.

The distribution of propane to residential customers generally involves large numbers of small volume deliveries. Our retail deliveries of propane are typically transported from our retail propane distribution locations to our customers by our fleet of bulk delivery trucks, which are generally fitted with a 3,000 gallon tank. Propane storage tanks located on our customers’ premises are then filled from these bulk delivery trucks. We also deliver propane to our industrial/commercial and portable tank exchange customers using our fleet of portable tank and portable tank exchange delivery trucks, truck tractors and portable tank exchange delivery trailers.

A substantial majority of our gross margin from propane and other gas liquids sales is derived from the distribution and sale of propane and related risk management activities, and is derived primarily from five customer groups:

•      residential;

•      industrial/commercial;

•      portable tank exchange;

•      agricultural;

•      wholesale; and

•      other.

Our gross margin from the distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues — Propane and other gas liquids sales” and “Gross Margin — Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities.

Residential customers typically rent their storage tanks from their distributors. Approximately 65% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we generally lease tanks to independent distributors involved with our delivery of propane by portable tank exchange operations. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from our competitors.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products. We also sell gas grills, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products through Blue Rhino Global Sourcing, Inc.

In fiscal 2009, no one customer accounted for 10% or more of our consolidated revenues.

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

The market for propane is seasonal because of increased demand during the winter heating season  primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season. However, our propane by portable tank exchange sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. These sales also provide us the ability to better utilize our seasonal resources at our retail propane distribution locations.

Propane sales volumes traditionally fluctuate from year to year in response to variations in weather, volatility in energy commodity prices and other factors including competitive conditions, demand for propane, timing of acquisitions and general economic conditions in the United States. We believe that our broad geographic distribution helps us minimize exposure to regional weather and economic patterns. During times of colder-than-normal winter weather, we have been able to take advantage of our large, efficient distribution network to avoid supply disruptions, thereby providing us a competitive advantage in the markets we serve.

Risk Management Activities

Our risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when its gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.

Our risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within Statement of Financial Accounting Standards (“SFAS”) 133 and are therefore not recorded by us prior to settlement.

Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2009, British Petroleum (22%) and Enterprise Products, L.P. (14%) accounted for approximately 36% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane. No other single supplier accounted for more than 10% of our total propane purchases during fiscal 2009. If supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold — propane and other gas liquids sales” in our consolidated statement of earnings.

A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter energy commodity forward and swap contracts that generally have terms of less than 24 months. We may also use options to hedge a portion of our forecasted purchases for up to 24 months in the future.

We also incur risks related to the price and availability of propane during periods of much colder-than-normal weather, temporary supply shortages concentrated in certain geographic regions and commodity price distortions between geographic regions. We attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and propane distribution locations. The propane we sell to our customers is generally transported from petrochemical processing plants and refineries, pipeline terminals and storage facilities to propane distribution locations or storage facilities by our leased railroad tank cars and our owned or leased highway transport trucks. We use common carrier and owner-operated transport trucks during the peak delivery season in the winter months or to provide service in areas where economic considerations favor their use. We also use a portion of our transport truck fleet during the spring and summer months to transport propane to service our portable tank exchange customers.

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

Based upon industry publications, propane accounts for approximately 3% to 4% of energy consumption in the United States, a level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and urban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

Propane has historically been less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in the parts of the country where propane is less expensive than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2009, we believe that we are the second largest marketer of propane in the United States and the largest national provider of propane by portable tank exchange.

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

Other Activities

Our other activities primarily include the following:

•      wholesale marketing of propane appliances;

•      the sale of refined fuels; and

•      common carrier services.

These other activities comprised less than 10% of our total revenues in fiscal 2009, 2008 and 2007.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2009, our general partner had 3,637 full-time employees.

Our general partner employed its employees in the following areas:

Propane distribution locations	3,170
Risk management, transportation and wholesale	144
Centralized corporate functions	323
Total	3,637

Less than one percent of these employees are represented by an aggregate of five different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Governmental Regulation - Environmental and Safety Matters

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

Trademarks and Service Marks

We market our goods and services under various trademarks and trade names, which we own or have a right to use. Those trademarks and trade names include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, and Ferrellmeter. Our general partner has an option to purchase for a nominal value the trade names “Ferrellgas” and “Ferrell North America” and the trademark “Ferrellmeter” that it contributed to us during 1994, if it is removed as our general partner other than “for cause.” If our general partner ceases to serve as our general partner for any reason other than “for cause,” it will have the option to purchase our other trade names and trademarks from us for fair market value.

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks, service marks and patents are an important part of our consistent growth in both tank exchange and outdoor living product categories. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design™, Grill Gas & Design®, A Better Way™, Spark Something Fun®, America’s Choice for Grill Gas®, RhinoTUFF®, Tri-Safe®, Drop, Swap and Go™, Rhino Power™, Uniflame®, UniGrill®, Patriot®, Grill Aficionado®, Skeetervac®, Fine Tune®, Vac & Tac®, Wavedrawer®, It’s Your Backyard. Enjoy It More With Skeetervac®, Less Biting Insects. More Backyard Fun®, DuraClay®, Endless Summer® and Endless Summer Comfort®. In addition, we have patents issued for a Method for Reconditioning a Propane Gas Tank and an Overflow Protection Valve Assembly, which expire in 2017 and 2018, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents furthers our ability to cost-effectively service our customers and to maintain our competitive advantages.

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership are potentially able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report on Form

10-K. See Note B — Commitment — to Ferrellgas Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.

Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership are potentially able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B — Commitment — to Ferrellgas Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. is serving as a co-issuer and co-obligor.

We have agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), an accounts receivable securitization facility that is a wholly-owned unconsolidated special purpose entity. We retain servicing responsibilities as well as a retained interest in the transferred receivables. We also hold a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. We have no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the consolidated balance sheets. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Operating Activities” and in Note F — Accounts and notes receivable, net and accounts receivable securitization — to our consolidated financial statements provided herein.

We also sell gas grills, patio heaters, fireplace and garden accessories, mosquito traps, and other outdoor products. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through Blue Rhino Global Sourcing, Inc., a taxable corporation that is a wholly-owned subsidiary of the operating partnership.

ITEM 1A.   RISK FACTORS.

Risks Inherent in the Distribution of Propane

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters and poor weather in the grilling season.

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2009, approximately 56% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Sudden and sharp propane wholesale price increases cannot be passed on to customers with contracted pricing arrangements and will adversely affect our profit margins if they are not immediately hedged with an offsetting propane purchase commitment.

Gross margin from the distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to correlate primarily with crude oil and natural gas prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting, and selling of propane. However, sudden and sharp propane price increases cannot be passed on to customers with contracted pricing arrangements. Therefore, these commitments expose us to product price risk and reduced profit margins if those transactions are not immediately hedged with an offsetting propane purchase commitment.

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

The recent worldwide financial crisis has contributed to significant volatility in the oil and gas commodities sector. If this volatility continues for an extended period of time or intensifies in the near term, we could experience counterparty defaults on our commodity and financial derivative contracts. This could impair our ability to procure product or procure it at prices reasonable to us.

Hurricanes and other natural disasters could have a material adverse effect on our business, financial condition and results of operations.

Hurricanes and other natural disasters can potentially destroy thousands of business structures and homes and, if occurring in the Gulf Coast region of the United States, could disrupt the supply chain for oil and gas products. Disruptions in supply could have a material adverse effect on our business, financial condition, results of operations and cash flow. Damages and higher prices caused by hurricanes and other natural disasters could have an adverse effect on our financial condition due to the impact on the financial condition of our customers.

The propane distribution business is highly competitive, which may negatively affect our sales volumes and/or our results of operations.

Our profitability is affected by the competition for customers among all of the participants in the propane distribution business. We compete with a number of large national and regional firms and several thousand small independent firms. Because of the relatively low barriers to entry into the propane market, there is the potential for small independent propane distributors, as well as other companies not previously engaged in propane distribution, to compete with us. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. Some of our competitors may have greater financial resources than we do. Should a competitor attempt to increase market share by reducing prices, our operating margins and customer base may be negatively impacted. Generally, warmer-than-normal weather and increasing fuel prices further intensifies competition. We believe that our ability to compete effectively depends on our service reliability, our responsiveness to customers, and our ability to maintain competitive propane prices and control our operating expenses.

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

Propane competes with other sources of energy, some of which can be less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. Electricity is a major competitor of propane, but propane has historically enjoyed a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, however, the gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

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

If the recent world-wide financial crisis continues for an extended period of time or intensifies in the near term, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of debt and equity issuances for liquidity requirements, our ability to meet long-term commitments and our ability to hedge effectively; each could adversely affect our results of operations, cash flows and financial condition.

We rely on our ability to access the capital and credit markets at rates and terms reasonable to us. If the recent worldwide financial crisis continues for an extended period of time or intensifies in the near term, our ability to access capital and credit markets at rates and terms reasonable to us may be significantly impaired. This could limit our ability to access capital or credit markets for working capital needs, risk management activities and long-term debt maturities, or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable or force us to take other aggressive actions including the suspension of our quarterly distribution.

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

A significant increase in motor fuel prices may adversely affect our profits.

Motor fuel is a significant operating expense for us in connection with the delivery of propane to our customers. A significant increase in motor fuel prices will result in increased transportation costs to us. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane by portable tank exchange operations may decline. For fiscal 2009, three retailers represented approximately 53% of our portable tank exchange’s net revenues. None of our significant retail accounts associated with our portable tank exchange operations are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane by portable tank exchange operations may decline.

If the independently-owned distributors that some of our customers rely upon for the delivery of propane by portable tank exchange do not perform up to the expectations of such customers, if we encounter difficulties in managing the operations of these distributors or if we or these distributors are not able to manage growth effectively, our relationships with our customers may be adversely impacted and our delivery of propane by portable tank exchange may decline.

We rely in part on independently-owned distributors to deliver our propane for a retailer’s portable tank exchange service. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service accounts. We exercise only limited influence over the resources that the independently-owned distributors devote to the delivery of propane by portable tank exchange. National retailers impose demanding service requirements on us, and we could experience a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane by portable tank exchange at retail locations. The poor performance of a single distributor to a national retailer could jeopardize our entire relationship with that retailer and cause our delivery of propane by portable tank exchange to that particular retailer to decline. In addition, the number of retail locations accepting delivery of our propane by portable tank exchange and, subsequently, the retailer’s corresponding sales have historically grown significantly along with the creation of our distributor network. Accordingly, our distributors must be able to adequately service an increasing number of retail accounts. If we or our independent distributors fail to manage growth effectively, our financial results from our delivery of propane by portable tank exchange may decline.

If we are unable to manage the impact of overfill prevention device valve guidelines, our delivery of propane by portable tank exchange may decline.

Guidelines published by the National Fire Protection Association in the current form of Pamphlet 58 and adopted in many states require that all portable propane tanks refilled after April 1, 2002 must be fitted with an overfill prevention valve. If we or our distributors cannot satisfy the demand for compliant portable propane tanks such that our retailers maintain an adequate supply, our retailer relationships and our delivery of propane by portable tank exchange may decline. In addition, for some of our customers, we have fixed in advance the price of propane per portable tank exchange unit charged to our retailers. When pricing, we make assumptions with regard to the number of portable tanks that will already have an overfill prevention valve when presented for exchange, on which our margins will be greater, and the number of tanks that will need an overfill prevention valve. If our actual experience is inconsistent with our assumptions, our margins on sales to that retailer may be lower than expected, which may have an adverse effect on our financial condition and results of operations of our delivery of propane by portable tank exchange.

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

We have substantial indebtedness and other financial obligations. As of July 31, 2009:

•                  we had total indebtedness of approximately $1,077.7 million;

•                  Ferrellgas Partners had partners’ capital of approximately $147.1 million;

•                  we had availability under our credit facility of approximately $248.9 million; and

•                  we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $67.6 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $19.4 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2010 to 2016 that bear interest at rates ranging from 2.19% to 8.87%. As of July 31, 2009, these obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•                  $1.4 million - 2010;

•                  $1.3 million - 2011;

•                  $269.2 million - 2012;

•                  $25.1 million - 2013;

•                  $450.6 million - 2014; and

•                  $290.5 million - thereafter.

On September 8, 2009, we and several banks and other financial institutions executed into escrow a Credit Agreement (“Credit Agreement”) which will be released from escrow pending certain closing conditions, which we expect to occur prior to the end of our fiscal first quarter ending October 31, 2009. The Credit Agreement is intended to replace our existing unsecured credit facility. The Credit Agreement, at closing, will provide for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. The obligations under such credit facility will be secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s receivables securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners, L.P. and (c) equity interest in certain unrestricted subsidiaries. Such obligations will also be guaranteed by the general partner and certain subsidiaries of the operating partnership. The secured revolving credit facility will mature on the third anniversary of the closing date for such facility.

All of the indebtedness and other obligations described above are obligations of the operating partnership except for $268.0 million of senior debt due 2012 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp. This $268.0 million in principal amount of senior notes also contains no sinking fund provisions.

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

If Ferrellgas Partners or the operating partnership is unable to meet their debt service obligations or other financial obligations, they could be forced to:

•                  restructure or refinance their indebtedness;

•                  enter into other necessary financial transactions;

•                  seek additional equity capital; or

•                  sell their assets.

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

Some of our sales are pursuant to commitments at contracted price agreements. To manage these commitments, we may purchase and store physical product and/or enter into fixed price-over-the-counter energy commodity forward contracts, swaps and options. We may enter into these agreements at volume levels that we believe are necessary to mitigate the price risk related to our anticipated sales volumes under the commitments. If the price of propane declines and our customers purchase less propane than we have purchased from our suppliers, we could incur losses when we sell the excess volumes. If the price of propane increases and our customers purchase more propane than we have purchased from our suppliers, we could incur losses when we are required to purchase additional propane to fulfill our customers’ orders. The risk management of our inventory and contracts for the future purchase of product could impair our profitability if the price of product changes in ways we do not anticipate.

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

Through our supply procurement activities, we purchased approximately 56% of our propane from six suppliers during fiscal 2009. In addition, during extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

The availability of cash from our credit facility may be impacted by many factors beyond our control.

We typically borrow on the operating partnership’s credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on the operating partnership’s credit facility to fund debt service payments, distributions to our unitholders, acquisition and capital expenditures. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. We believe that the availability of cash from the operating partnership’s credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs. However, if we were to experience an unexpected significant increase in working capital requirements or have insufficient funds to fund distributions, this need could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements may include:

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

•                  a significant downgrade in our credit rating leading to decreased trade credit; or

•                  a significant acquisition.

As is typical in our industry, our retail customers generally do not pay upon receipt, but pay between 30 and 60 days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s credit facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder-than-normal winter weather may have on future working capital availability.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2009, the operating partnership had approximately $808.6 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

Although we are required to distribute all of our “available cash,” we cannot guarantee the amounts of available cash that will be distributed to the holders of our equity securities. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. The actual amounts of available cash will depend upon numerous factors, including:

•                  cash flow generated by operations;

•                  weather in our areas of operation;

•                  borrowing capacity under our credit facility;

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

The decision by our general partner to establish, increase or decrease our reserves may limit the amount of cash available for distribution to holders of our equity securities. Holders of our equity securities will not receive payments required by such securities unless we are able to first satisfy our own obligations and the establishment of any reserves. See the first risk factor under “Risks Arising from Our Partnership Structure and Relationship with Our General Partner.”

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

•                  distributing amounts in excess of 100% of available cash for the immediately preceding fiscal quarter if its consolidated fixed charge coverage ratio as defined in the indenture is less than 1.75 to 1.00; or

•                  distributing amounts in excess of $25.0 million less any restricted payments made for the prior sixteen fiscal quarters plus the aggregate cash contributions made to us during that period if its consolidated fixed charge coverage ratio as defined in the indenture is less than or equal to 1.75 to 1.00.

See the first risk factor under “Risks Arising from Our Partnership Structure and Relationship with Our General Partner” for a description of the restrictions on the operating partnership’s ability to distribute cash to Ferrellgas Partners. Any indenture applicable to future issuances of debt securities by Ferrellgas Partners or the operating partnership may contain restrictions that are the same as or similar to those in their existing debt agreements.

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

This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 30% of our common units.

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

In addition, the various agreements governing the operating partnership’s indebtedness and other financing transactions permit quarterly distributions only so long as each distribution does not exceed a specified amount, the operating partnership meets a specified financial ratio and no default exists or would result from such distribution. Those agreements include the indentures governing the operating partnership’s existing notes, credit facility and an accounts receivable securitization facility. Each of these agreements contains various negative and affirmative covenants applicable to the operating partnership and some of these agreements require the operating partnership to maintain specified financial ratios. If the operating partnership violates any of these covenants or requirements, a default may result and distributions would be limited. These covenants limit the operating partnership’s ability to, among other things:

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

Ferrell Companies owns all of the outstanding capital stock of our general partner and beneficially owns approximately 30% of our outstanding common units. Ferrell Companies has pledged the majority of its beneficially owned common units against its variable interest debt, which totaled $3.0 million at July 31, 2009, with a scheduled maturity of December 2011. Ferrell Companies’ primary sources of income to pay its debt are dividends that it receives from our general partner and distributions received on the common units. For fiscal 2009, Ferrell Companies received approximately $43.6 million from these sources. If Ferrell Companies defaults on its debt, its lenders could acquire control of our general partner and the common units beneficially owned by it. In that case, the lenders could change management of our general partner and operate the general partner with different objectives than current management.

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

Unitholders will have no right to elect our general partner, or any directors of our general partner on an annual or other continuing basis, nor will any proxies be received for such voting. Our general partner may not be removed except pursuant to:

•                  the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the common units owned by our general partner and its affiliates; and

•                  upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding common units entitled to vote.

Because Ferrell Companies is the parent of our general partner and beneficially owns approximately 30% of our outstanding common units and James E. Ferrell, Executive Chairman and Chairman of the Board of Directors of our general partner, indirectly owns approximately 6% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner may not be made if neither Ferrell Companies nor Mr. Ferrell consent to such action.

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

•                  our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•                  James E. Ferrell is the Executive Chairman of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.

See “Conflicts of Interest” and “Fiduciary Responsibilities” below.

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

Tax Risks

The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity level taxation, which would substantially reduce the cash available for distribution to our unitholders.

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

We estimate that a person who acquires common units in the 2009 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2009 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

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

If a unitholder sells their common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price received is less than its original cost. A substantial portion of the amount realized, whether or not representing a gain, will likely be ordinary income to that unitholder. Should the IRS successfully contest some positions we take, a selling unitholder could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash that unitholder receives from the sale.

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

Because we cannot match transferors and transferees of common units, uniformity of the economic and tax characteristics of our common units to a purchaser of common units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions which we believe conform to Treasury Regulations under 743(b) of the Internal Revenue Code. A successful IRS challenge to those positions could reduce the amount of tax benefits available to our unitholders. A successful challenge could also affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

As a result of investing in our common units, a unitholder will likely be subject to state and local taxes and return filing requirements in jurisdictions where it does not live.

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We currently conduct business in all 50 states, the District of Columbia and Puerto Rico. It is a unitholder’s responsibility to file all required United States federal, state and local tax returns.

States may subject partnerships to entity-level taxation in the future; thereby decreasing the amount of cash available to us for distributions and potentially causing a decrease in our distribution levels, including a decrease in the minimum quarterly distribution.

Several states have enacted or are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If additional states were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced. The partnership agreements of Ferrellgas Partners and the operating partnership each provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects one or both partnerships to taxation as a corporation or otherwise subjects one or both partnerships to entity-level taxation for federal, state or local income tax purposes, provisions of one or both partnership agreements will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of those taxes.

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

•                  our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•                  James E. Ferrell is the Executive Chairman of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own or lease the following transportation equipment that is utilized primarily in propane distribution operations:

	Owned	Leased	Total
Truck tractors	118	55	173
Propane transport trailers	275	30	305
Portable tank delivery trucks	286	213	499
Portable tank exchange delivery trailers	166	116	282
Bulk propane delivery trucks	1,089	588	1,677
Pickup and service trucks	961	345	1,306
Railroad tank cars	—	97	97

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our retail propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. Our retail propane distribution locations are comprised of 131 service centers and 844 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

In addition to our retail propane distribution locations, we also distribute propane for our portable tank exchange operations from 21 partnership-owned propane distribution locations and 22 independently-owned distributors.

We own approximately 48.0 million gallons of propane storage capacity at our propane distribution locations. We own our land and buildings in the local markets of approximately half of our operating locations and lease the remaining facilities on terms customary in the industry.

We own approximately 1.0 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.5 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

We lease approximately 46.5 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We lease 109,312 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area. We also lease 64,219 square feet of office and warehouse space in Winston-Salem, North Carolina in connection with our portable tank exchange operations.

We sublease approximately 3,500 square feet of office space in the Kansas City metropolitan area to Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell. For further discussion of related party transactions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures about Effects of Transactions with Related Parties” and Note K — Transactions with related parties — to our consolidated financial statements.

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

We have been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes. The plaintiffs in each case generally allege that we failed to inform consumers of the amount of propane contained in propane tanks they purchased related to our Blue Rhino branded propane tank exchange activities. The cases have generally been stayed until motions are heard regarding coordination for multidistrict treatment in a single court prior to trial. Based on our business and consumer notification practices in the Blue Rhino tank exchange operations, we believe that all of these claims are without merit and intend to defend the claims vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2009, we had 952 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit

2008
First Quarter	$24.20	$21.37	$0.50
Second Quarter	23.10	20.13	0.50
Third Quarter	22.96	20.36	0.50
Fourth Quarter	22.28	18.35	0.50

2009
First Quarter	$20.78	$11.27	$0.50
Second Quarter	16.95	11.23	0.50
Third Quarter	15.57	11.30	0.50
Fourth Quarter	18.37	14.61	0.50

We make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters. Based upon our current financial condition and results of operations, our general partner currently believes that during fiscal 2010 we will be able to make quarterly cash distributions per common unit comparable to those quarterly distributions made during our last two fiscal years; however, no assurances can be given that such distributions will be made or the amount of such distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

Recent Sales of Unregistered Securities

On August 4, 2008, the operating partnership issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The net proceeds after commissions and fees of $166.4 million were used to reduce outstanding indebtedness under our unsecured credit facility due April 2010. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act.

On September 14, 2009, the operating partnership issued $300.0 million in aggregate principal amount of its 9.125% senior notes due 2017 at an offering price equal to 98.6% of par. The net proceeds after commissions and fees of $289.0 million will be used to redeem $152.0 million of existing senior notes and related prepayment penalties with remaining proceeds to be used to reduce borrowings on our unsecured credit facility due April 2010. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2009, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2008 or 2009. The operating partnership distributes cash declared on its common equity four times per fiscal year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Financing Activities — Distributions paid by the operating partnership” for a discussion of its distributions during fiscal 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.          SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

(in thousands, except per unit data)

	Ferrellgas Partners, L.P.
	Year Ended July 31,
	2009	2008	2007	2006	2005
Income Statement Data:
Total revenues	$2,069,522	$2,290,689	$1,992,440	$1,895,470	$1,754,114
Interest expense	89,519	86,712	87,953	84,235	91,518
Earnings (loss) from continuing operations	52,572	24,689	34,800	25,009	(15,375)
Basic and diluted earnings (loss) per common unit from continuing operations	$0.79	$0.39	$0.55	$0.41	$(0.41)
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00

Balance Sheet Data:
Working capital (1)	$34,556	$46,075	$42,503	$27,244	$38,885
Total assets	1,404,977	1,529,231	1,503,403	1,549,500	1,508,973
Long-term debt	1,010,073	1,034,719	1,011,751	983,545	948,977
Partners’ capital	147,073	162,124	236,657	265,745	333,678

Operating Data:
Propane sales volumes (in thousands of gallons)	874,826	838,847	891,888	910,755	1,063,107

Capital expenditures :
Maintenance	$21,082	$21,139	$16,935	$13,003	$17,259
Growth	32,046	23,407	29,732	29,448	25,089
Technology initiative	—	—	—	915	10,466
Acquisition	9,944	191	35,466	38,057	31,699
Total	$63,072	$44,737	$82,133	$81,423	$84,513

(1)   Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
	2009	2008	2007	2006	2005
Income Statement Data:
Total revenues	$2,069,522	$2,290,689	$1,992,440	$1,895,470	$1,754,114
Interest expense	65,785	63,001	64,201	60,537	67,430
Earnings from continuing operations	77,501	49,232	59,427	49,465	9,128

Balance Sheet Data:
Working capital (1)	$36,967	$48,397	$44,737	$28,874	$41,078
Total assets	1,403,049	1,526,621	1,499,951	1,544,051	1,504,271
Long-term debt	740,982	765,248	741,900	713,316	678,367
Partners’ capital	421,610	436,269	511,356	539,910	608,987

Operating Data:
Propane sales volumes (in thousands of gallons)	874,826	838,847	891,888	910,755	1,063,107

Capital expenditures:
Maintenance	$21,082	$21,139	$16,935	$13,003	$17,259
Growth	32,046	23,407	29,732	29,448	25,089
Technology initiative	—	—	—	915	10,466
Acquisition	9,944	191	35,466	38,057	32,430
Total	$63,072	$44,737	$82,133	$81,423	$85,244

(1)   Working capital is the sum of current assets less current liabilities.

Our capital expenditures fall generally into four categories:

•      maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

•      growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity;

•      technology initiative capital expenditures, which include expenditures for purchases of computer hardware and software for the development of new software; and

•      acquisition capital expenditures, which include expenditures related to the acquisition of retail distribution propane operations; acquisition capital expenditures represent the total cost of acquisitions less working capital acquired.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners and the operating partnership.

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Ferrellgas Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•      because Ferrellgas Partners has issued $268.0 million in aggregate principal amount of 8.75% senior notes due fiscal 2012, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective consolidated financial statements and Note H —Debt — in the respective notes to their consolidated financial statements; and

•      Ferrellgas Partners issued common units during both fiscal 2008 and 2009.

Overview

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States, and the largest national provider of propane by portable tank exchange, as measured by our propane sales volumes in fiscal 2009.

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

The market for propane is seasonal because of increased demand during the months of November through March (the “winter heating season”) primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season. However, our propane by portable tank exchanges sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. These sales also provide us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

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

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a direct correlation between weather and customer usage, there is a natural time lag between the onset of cold weather and increased sales to customers. Nationwide temperatures during the fiscal year were 2% warmer than normal but 1% cooler than one year ago.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sale price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues — Propane and other gas liquids sales” and “Gross margin — Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities.

We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment. Due to the significant price decrease in propane since the beginning of fiscal 2009, most financial derivative purchase commitments we entered into to hedge fiscal 2009 propane sales commitments experienced significant losses when they settled in fiscal 2009. These losses were offset by margins on propane sales commitments that had qualified for the normal purchase normal sale exception under SFAS 133.

Our open financial derivative purchase commitments are designated as hedges for fiscal 2010 sales commitments and, as of July 31, 2009, have experienced a net mark to market loss of approximately $1.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment under SFAS 133, the resulting asset, liability and related net mark to market losses are recorded on the balance sheet as price risk management assets, other current liabilities and accumulated other comprehensive income (loss), respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings. These financial derivative purchase commitment net losses are expected to be offset by margins on propane sales commitments that qualify for the normal purchase normal sale exception under SFAS 133. At July 31, 2009 we estimate 100% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during fiscal 2010.

Our business strategy is to:

•      expand our operations through disciplined acquisitions and internal growth;

•      capitalize on our national presence and economies of scale;

•      maximize operating efficiencies through utilization of our technology platform; and

•      align employee interests with our investors through significant employee ownership.

Net earnings in fiscal 2009 were $52.6 million compared to net earnings in fiscal 2008 of $24.7 million. The increase in net earnings of $27.9 million was primarily due to gross margin from “Propane and other gas liquids sales” increasing by $58.9 million primarily due to higher propane sales volumes, and increased gross margin per gallon compared to the prior year. These increases were partially offset by “Operating expense” increasing $28.7 million primarily due to an increase in personnel cost.

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

Some of our forward-looking statements include the following:

•      whether the operating partnership, will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•      whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•      our expectation that “Operating income” and “Net earnings” during fiscal 2010 will be higher than fiscal 2009.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

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

Results of Operations

Fiscal Year Ended July 31, 2009 compared to July 31, 2008

(amounts in thousands)

Fiscal year ended July 31,	2009	2008	Favorable (unfavorable) Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	652,788	656,832	(4,044)	(1)%
Wholesale – Sales to Resellers	222,038	182,015	40,023	22%
	874,826	838,847	35,979	4%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,297,472	$1,451,054	$(153,582)	(11)%
Wholesale – Sales to Resellers	484,109	455,794	28,315	6%
Other Gas Sales	48,072	148,433	(100,361)	(68)%
	$1,829,653	$2,055,281	$(225,628)	(11)%

Gross margin –
Propane and other gas liquids sales: (a)
Retail – Sales to End Users	$469,076	$427,701	$41,375	10%
Wholesale – Sales to Resellers	154,395	132,858	21,537	16%
Other Gas Sales	(1,186)	2,804	(3,990)	NM
	$622,285	$563,363	$58,922	10%

Operating income	$146,487	$110,941	$35,546	32%
Interest expense	$89,519	$86,712	$(2,807)	(3)%
Interest expense - operating partnership	$65,785	$63,001	$(2,784)	(4)%

(a) Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

NM- Not meaningful

Propane sales volumes during fiscal 2009 increased 36.0 million gallons from that of the prior year period due primarily to 40.0 million of increased gallon sales to our wholesale customers. This increase was partially offset by a 4.0 million decrease in gallon sales to our retail customers. Wholesale sale volumes increased due to our emphasis on expanding this portion of our business.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during fiscal 2009 averaged 42% less than the prior year period. The wholesale market price averaged $0.88 and $1.53 per gallon during fiscal 2009 and 2008, respectively.

Revenues - Propane and other gas liquids sales

Retail sales decreased $153.6 million compared to the prior year period. This decrease resulted primarily from a $144.7 million decrease in sales price per gallon as discussed above and an $8.9 million decrease due to lower propane sales volumes.

Wholesale sales increased $28.3 million compared to the prior year period. This increase resulted primarily from a $100.2 million increase due to higher propane sales volumes. This increase was significantly offset by a $71.9 million decrease in sales price per gallon, both as discussed above.

Other gas sales decreased $100.4 million compared to the prior year period. This decrease resulted primarily from an $80.0 million decrease due to lower propane sales volumes and a $15.8 million decrease in sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $41.4 million compared to the prior year period. This increase resulted primarily from a $44.0 million increase in gross margin per gallon partially offset by a $2.6 million decrease in propane sales volumes.

Wholesale sales gross margin increased $21.5 million compared to the prior year period. This increase resulted primarily from a $29.2 million increase in propane sales volumes, partially offset by a $7.7 million decrease in gross margin per gallon.

Operating income

Operating income increased $35.5 million compared to the prior year period primarily due to the $58.9 million increase in “Gross margin - Propane and other gas liquids sales” as discussed above, a $6.1 million decrease in “Equipment lease expense”, a $5.7 million decrease in “Employee stock ownership plan ownership charges,” and a $4.2 million decrease in “General and administrative expense.” These increases were partially offset by a $28.7 million increase in “Operating expense” and an $11.9 million decrease in gross margin from “Revenues: Other.” Equipment lease expense decreased primarily due to $3.7 million in computer related lease expense. Employee stock ownership plan ownership charges decreased primarily due to the effect of lower Ferrellgas common unit prices during the current year period. General and administrative expense decreased primarily due to $2.4 million in other corporate overhead expenses incurred in fiscal 2008 that were not repeated in fiscal 2009. Operating expense increased primarily due to $29.8 million personnel costs, $4.0 million in plant and office expenses, $3.0 million in selling expenses and $2.2 million in vehicle repair costs, which were partially offset by a $4.4 million decrease in fuel costs and a $3.5 million decrease in bad debt expense. Revenue: Other decreased primarily due to $8.2 million of miscellaneous fees billed to customers in the prior year period that were not repeated during the current year period.

Interest expense - consolidated

Interest expense increased $2.8 million primarily due to a $4.7 million increase in discount amortization on the debt issuance in August 2008 at 85% of par, an increase of $2.4 million due to an increase in interest rates primarily from the debt issuance in August 2008 and a $2.1 million increase in letter of credit and related fees. These increases were partially offset by a $6.4 million reduction in expense due to decreased borrowings on our unsecured credit facility.

Interest expense - operating partnership

Interest expense increased $2.8 million primarily due to a $4.7 million increase in discount amortization on the debt issuance in August 2008 at 85% of par, an increase of $2.4 million due to an increase in interest rates primarily from the debt issuance in August 2008 and a $2.1 million increase in letter of credit and related fees. These increases were partially offset by a $6.4 million reduction in expense due to decreased borrowings on our unsecured credit facility.

Forward looking statements

We expect increases during fiscal 2010 for “Operating income” and “Net earnings” as compared to fiscal 2009 primarily due to improved gross margins during fiscal 2010.

Fiscal year ended July 31, 2008 compared to July 31, 2007

(amounts in thousands)

Fiscal year ended July 31,	2008	2007	Favorable (unfavorable) Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	656,832	702,716	(45,884)	(7)%
Wholesale – Sales to Resellers	182,015	189,172	(7,157)	(4)%
	838,847	891,888	(53,041)	(6)%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,451,054	$1,279,975	$171,079	13%
Wholesale – Sales to Resellers	455,794	396,185	59,609	15%
Other Gas Sales	148,433	81,263	67,170	83%
	$2,055,281	$1,757,423	$297,858	17%

Gross margin –
Propane and other gas liquids sales: (a)
Retail – Sales to End Users	$427,701	$482,878	$(55,177)	(11)%
Wholesale – Sales to Resellers	132,858	133,109	(251)	—%
Other Gas Sales	2,804	(5,733)	8,537	NM
	$563,363	$610,254	$(46,891)	(8)%

Operating income	$110,941	$126,768	$(15,827)	(12)%
Interest expense	$86,712	$87,953	$1,241	1%
Interest expense - operating partnership	$63,001	$64,201	$1,200	2%

(a) Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

NM- Not meaningful

Propane sales volumes during fiscal 2008 decreased 53.0 million gallons from that of the prior year period. Although temperatures during the period were 2% colder than those of the prior year, we believe the increasing propane prices have led to lower customer usage due to increased conservation. The average wholesale market price of propane has increased 47% since fiscal 2007. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.53 and $1.04 per gallon during fiscal 2008 and 2007, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $171.1 million compared to the prior year period. Approximately $254.1 million of this increase was primarily due to the effect of increased sales price per gallon, partially offset by a $95.8 million decrease due to lower propane sales volumes, as discussed above.

Wholesale sales increased $59.6 million compared to the prior year period. Approximately $66.8 million of this increase was due to increased sales price per gallon, partially offset by a $7.2 million decrease due to lower propane sales volumes, as discussed above.

Other gas sales increased $67.2 million primarily due to both a $50.4 million increase in sales price per gallon and a $15.1 million increase in propane sales volume of lower-margin other third-party sales.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $55.2 million compared to the prior year period. This decrease was primarily due to the $31.1 million impact of lower propane sales volumes as discussed above and $26.6 million due to a decrease in gross margin per gallon.

Other gas sales gross margin increased $8.5 million primarily due to prior year sales of excess inventory to lower margin third party customers at a loss that were not repeated in the current year.

Operating income

Operating income decreased $15.8 million compared to the prior year period primarily due to the $46.9 million decrease in “Gross margin-propane and other gas liquids sales,” which was partially offset by a $21.1 million increase in gross margin from “Revenues: Other” and an $8.8 million decrease in “Operating expense.” Gross margin from “Revenues: Other” increased primarily due to $14.3 million of increased fee income billed to customers. Operating expense decreased primarily due to a $7.7 million decrease in labor expense and a $7.2 million decrease in incentive and other compensation expense, partially offset by increases in fuel costs of $7.0 million.

Interest expense - consolidated

Interest expense decreased $1.2 million primarily due to a $3.9 million decrease due to a reduction in interest rates on variable rate indebtedness and a $0.6 million decrease in letter of credit and commitment fees, offset primarily by a $3.5 million increase resulting from additional borrowings on our unsecured credit facility to fund working capital needs.

Interest expense - operating partnership

Interest expense decreased $1.2 million primarily due to a $3.9 million decrease due to a reduction in interest rates on variable rate indebtedness and a $0.6 million decrease in letter of credit and commitment fees, offset primarily by a $3.5 million increase resulting from additional borrowings on our unsecured credit facility to fund working capital needs.

Liquidity and Capital Resources

General

Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. This situation may arise due to circumstances beyond our control, such as a general market disruption. During fiscal year 2009, there was unprecedented uncertainty in the financial and commodity markets that brought potential additional risks to us. These risks included limited access to capital markets which limited our ability to issue debt and equity at yields acceptable to us, less availability and higher costs of credit, margin calls on risk management activities in excess of our ability to fund, potential counterparty defaults, and further commercial bank failures.

Our access to capital markets has improved as we successfully renewed our accounts receivable securitization facility and completed a public offering of 5.0 million common units during our third quarter of fiscal 2009. During our first quarter of fiscal 2010, we completed a $300.0 million debt offering, gave early redemption notice to the holders of $152.0 million of our Senior Notes and executed into escrow a Credit Agreement (“Credit Agreement”) which will be released from escrow pending certain closing conditions which we expect to occur prior to the end of our fiscal first quarter ending October 31, 2009. The Credit Agreement is intended to replace our existing unsecured credit facility and will provide for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit.

If this access to capital markets continues, we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our credit facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our business. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in fiscal 2010.

Subject to the risk factors identified in “Item 1A. Risk Factors” of this report, our general partner believes the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units in fiscal 2010. A quarterly distribution of $0.50 was paid on September 14, 2009, to all common units that were outstanding on September 7, 2009. This represents the sixtieth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

Our unsecured credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our secured credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.

As of July 31, 2009, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants in fiscal 2010. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•      significantly warmer than normal winter temperatures;

•      a continued volatile energy commodity cost environment;

•      an unexpected downturn in business operations;

•      a sustained general economic downturn in the United States; or

•      a material downturn in the credit and/or equity markets.

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

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the unsecured credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities — Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•      a shelf registration statement for the periodic sale of up to $750.0 million common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of July 31, 2009, we had $750.0 million available under this shelf registration statement;

•      an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions; as of July 31, 2009 we had $234.5 million available under this shelf agreement; and

•      a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with Ferrellgas Partners’ direct purchase and distribution reinvestment plan; as of July 31, 2009 we had $200.0 million available under this shelf agreement.

Operating Activities

Net cash provided by operating activities was $201.8 million for fiscal 2009, compared to net cash provided by operating activities of $70.9 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $158.0 million decrease in working capital requirements and a $22.1 million increase in cash flow from operations. These increases were partially offset by a $48.0 million decrease in net funding from our accounts receivable securitization facility. The decrease in working capital requirements was primarily due to $114.1 million from the impact of decreased sales price per gallon of propane and the timing of billings and collections on accounts receivable and $63.4 million from the timing and decreased cost per gallon of inventory purchases, partially offset by a $29.6 million increase due to the timing of accounts payable disbursements. The increase in cash flow from operations is primarily due to a $27.9 million increase in net earnings. The $48.0 million decrease in net funding from our accounts receivable securitization facility is primarily due to a decrease in working capital requirements.

Accounts receivable securitization

Cash flows from our accounts receivable securitization facility decreased $48.0 million. We remitted net funding of $36.0 million to this facility during fiscal 2009 as compared to receiving net funding of $12.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the operating partnership’s credit facility. See additional discussion about the operating partnership’s credit facility in “Financing Activities — credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $145.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective April 20, 2009, for a 364-day commitment with JPMorgan Chase Bank, N.A., JS Siloed Trust and Fifth Third Bank. At July 31, 2009, we had received cash proceeds of $37.0 million related to the transfer of our trade accounts receivable to the accounts receivable securitization facility with the ability to receive cash proceeds, at our option, of an additional $4.0 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs. This transaction is reflected in our consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable in accordance with SFAS 140.

The operating partnership

Net cash provided by operating activities was $225.6 million for fiscal 2009, compared to net cash provided by operating activities of $94.8 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $157.8 million decrease in working capital requirements and a $22.2 million increase in cash flow from operations. These increases were partially offset by a $48.0 million decrease in net funding from our accounts receivable securitization facility. The decrease in working capital requirements was primarily due to $114.1 million from the impact of decreased sales price per gallon of propane and the timing of billings and collections on accounts receivable and $63.4 million from the timing and decreased cost per gallon of inventory purchases, partially offset by a $29.6 million increase due to the timing accounts payable disbursements. The increase in cash flow from operations is primarily due to a $28.3 million increase in net income. The $48.0 million decrease in net funding from our accounts receivable securitization facility is primarily due to a decrease in working capital requirements.

Investing Activities

Net cash used in investing activities was $53.2 million for fiscal 2009, compared to net cash used in investing activities of $36.1 million for the prior year period. This increase in net cash used in investing activities is primarily due to increased capital expenditures related to cylinder exchange activity.

Capital expenditures

We incurred $54.1 million in cash capital expenditures during fiscal 2009 as compared to $43.8 million in the prior year period for maintenance and growth capital expenditures.

Acquisition expenditures

During fiscal 2009, we used $2.7 million in cash for costs associated with acquisitions as compared to $0.2 million in the prior year period.

Financing Activities

During fiscal 2009, net cash used in financing activities was $158.1 million compared to net cash used in financing activities of $38.8 million for the prior year period. The increase in net cash used in financing activities was primarily due to a $127.5 decrease in the need for short term borrowings to fund working capital requirements and a $53.6 million reduction in long-term borrowings, which were somewhat offset by $69.4 million of proceeds from the issuance of common units.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $132.6 million during fiscal 2009 in connection with the distributions declared for the three months ended July 31, 2008, October 31, 2008 January 31, 2009 and April 30, 2009. The quarterly distribution on all common units and the related general partner distributions for the three months ended July 31, 2009 of $34.5 million were paid on September 14, 2009 to holders of record on September 7, 2009.

Unsecured Credit facility

Due to a significant drop in propane prices during the first quarter of fiscal 2009, we experienced an increase in margin calls related to unfavorable risk management hedging positions. In order to continue to fulfill these margin calls with cost effective letters of credit, we amended our unsecured credit facility due April 2010 which increased the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate unsecured credit facility commitment. The amendment also requires us to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.

During April 2009, we terminated the $150.0 million unsecured credit facility due August 1, 2009. In conjunction with this termination, we paid down the total borrowings outstanding under this facility of $95.0 million using borrowing capacity available under the $448.0 million unsecured credit facility due April 2010.

Availability under our unsecured credit facilities is shown below.

		July 31, 2009	July 31, 2008
Total borrowing capacity		$448,000	$598,000
Less:	Letters of credit outstanding	(44,444)	(42,312)
	Cash borrowings outstanding	(154,700)	(360,999)
Credit facility availability		$248,856	$194,689

All cash borrowings under our unsecured credit facility due April 2010 bear interest, at our option, at a rate equal to either:

•      a base rate, which is defined as the higher of the federal funds rate plus 0.5% or Bank of America’s prime rate (as of July 31, 2009, the federal funds rate and Bank of America’s prime rate were 0.18% and 3.25%, respectively); or

•      the Eurodollar Rate plus a margin varying from 1.5% to 2.5% (as of July 31, 2009, the one-month and three-month Eurodollar Rates were 0.45% and 0.75%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of our unsecured credit facility due April 2010 at a per annum rate varying from 0.375% to 0.5% (as of July 31, 2009, the commitment fee per annum rate was 0.375%).

All standby letter of credit commitments under our unsecured credit facility due April 2010 bear fees equal to an applicable rate (as of July 31, 2009, the rate was 1.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

On September 8, 2009, we and several banks and other financial institutions executed into escrow a Credit Agreement (“Credit Agreement”) which will be released from escrow pending certain closing conditions which we expect to occur prior to the end of our fiscal first quarter ending October 31, 2009. The Credit Agreement is intended to replace our existing unsecured credit facility. The Credit Agreement, at closing, will provide for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. The obligations under such credit facility will be secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s receivables securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners, L.P. and (c) equity interest in certain unrestricted subsidiaries. Such obligations will also be guaranteed by the general partner and certain subsidiaries of the operating partnership. The secured revolving credit facility will mature on the third anniversary of the closing date for such facility.

February 2009 common unit offering

In February 2009, we completed a registered public offering of 5.0 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.5 million common units and an overallotment offering of 0.5 million common units. The net proceeds received from this offering of $69.4 million were used to reduce long term borrowings under our unsecured credit facility.

Debt issuances and repayments

During September 2009, the operating partnership issued $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par. We then gave early redemption notice to the holders of our $82.0 million 7.24% series D notes due August 1, 2010 and our $70.0 million 7.42% series E notes due August 1, 2013. The principal amount of these senior notes and the related prepayment penalties are expected to be funded with the proceeds from the new senior notes offering with remaining proceeds used to reduce borrowings on our unsecured credit facility due April 2010.

During August 2009 and 2008, the operating partnership made scheduled principal payments of $73.0 million on the 8.87% Series C senior notes and $52.0 million on the 7.12% Series C senior notes, respectively, using proceeds from borrowings on the unsecured credit facility due April 2010.

During August 2008, the operating partnership issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this offering were used to reduce outstanding indebtedness under our unsecured credit facility due April 2010.

We believe that the liquidity available from our new Credit Agreement and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital, debt service and letter of credit requirements for fiscal 2010. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

Distributions

The operating partnership paid cash distributions of $157.6 million during fiscal 2009. The operating partnership paid cash distributions of $34.8 million on September 14, 2009.

Contributions received by the operating partnership

In February 2009, the operating partnership received cash contributions of $69.4 million and $0.7 million from Ferrellgas Partners and the general partner, respectively, primarily in connection with the issuance by Ferrellgas Partners of 5.0 million common units. The net proceeds received from this offering were used to reduce long term borrowings under its unsecured credit facility due April 2010.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $241.2 million for fiscal 2009, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2009	Distributions paid during the year ended July 31, 2009
Ferrell Companies (1)	20,081	$40,160
FCI Trading Corp. (2)	196	392
Ferrell Propane, Inc. (3)	51	104
James E. Ferrell (4)	4,353	8,678

(1)  Ferrell Companies is the sole shareholder of our general partner.

(2)  FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)  Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)  James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During fiscal 2009, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.9 million.

On September 14, 2009 Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc. and James E. Ferrell (indirectly) of $10.0 million, $0.1 million, $26 thousand, and $2.2 million, respectively.

During fiscal 2009 we received payments totaling $0.3 million for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell.

During fiscal 2009 we paid Fleishman-Hillard Inc. $0.2 million for marketing and communications services. Elizabeth Solberg, a member of our general partner’s Board of Directors, served as the General

Manager of Fleishman-Hillard Inc.

See Note K — Transactions with related parties — and Note I — Partners’ capital — to our consolidated financial statements for additional discussion regarding the effects of transactions with related parties.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2009, adjusted for the effect of our September 2009 issuance of $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par and our early redemption notice to the holders of our $82.0 million 7.24% series D notes due August 1, 2010 and our $70.0 million 7.42% series E notes due August 1, 2013.

(in thousands)

	Payment or settlement due by fiscal year
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt, including current portion (1)	$1,422	$1,271	$269,191	$25,131	$450,621	$290,527	$1,038,163
Fixed rate interest obligations (2)	78,010	81,725	81,723	58,165	58,117	96,790	454,530
Operating lease obligations (3)	22,246	15,475	8,431	5,590	4,734	11,137	67,613
Operating lease buyouts (4)	8,641	5,323	2,827	357	784	1,418	19,350
Purchase obligations: (5)
Product purchase commitments: (6)
Estimated payment obligations	1,226,785	—	—	—	—	—	1,226,785
Employment agreements (7)	—	—	—	—	—	1,088	1,088
Total	$1,337,104	$103,794	$362,172	$89,243	$514,256	$400,960	$2,807,529
Underlying product purchase volume commitments (in gallons)	770,884	—	—	—	—	—	770,884

(1)

We have long and short-term payment obligations under agreements such as our senior notes and our credit facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “ — Liquidity and Capital Resources — Financing Activities.”

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our credit facility, a variable rate debt obligation. As of July 31, 2009, variable rate interest on our outstanding balance of variable rate debt of $154.7 million would be $3.4 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facility.

(3)

We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.

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

(6)

We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2009 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)	We have an incentive bonus payable to James E. Ferrell of $1.1 million upon his termination of employment with us.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

(in thousands)

	Payment or settlement due by fiscal year
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt, including current portion (1)	$1,422	$1,271	$1,191	$25,131	$450,621	$290,527	$770,163
Fixed rate interest obligations (2)	54,560	58,275	58,273	58,165	58,117	96,790	384,180
Total	$55,982	$59,546	$59,464	$83,296	$508,738	$387,317	$1,154,343

(1)

The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s senior notes and credit facility. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “ — Liquidity and Capital Resources — Financing Activities.”

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our credit facility, a variable rate debt obligation. As of July 31, 2009, variable rate interest on our outstanding balance of variable rate debt of $154.7 million would be $3.4 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facility.

Off-balance Sheet Financing Arrangements

In this section we discuss our off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has:

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

In September 2000, we formed a qualified special purpose entity as a bankruptcy-remote subsidiary and entered into a receivables facility arrangement, which we renewed in April 2009. This arrangement with a financial institution allows for the proceeds of up to $145.0 million from the sale of accounts receivable, depending upon the time of year and available undivided interests in our accounts receivable from certain customers. We believe this facility improves cash flows while serving as a source of liquidity for our operations. See Note B — Summary of significant accounting policies — and Note F — Accounts and notes receivable, net and accounts receivable securitization — to our consolidated financial statements for additional discussion about this arrangement.

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

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $10.0 million as of July 31, 2009. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Adoption of New Accounting Standards

Below is a listing of recently issued accounting pronouncements that we have not yet adopted as of July 31, 2009. See Note B — Summary of significant accounting policies — to our consolidated financial statements for additional discussion of these pronouncements.

Title of Guidance	Effective Date
SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”	Fiscal years beginning after November 15, 2009

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”	Fiscal years beginning after November 15, 2009

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162”	Interim and annual periods ending after September 15, 2009

SFAS No. 141(R) , “Business Combinations” (a Replacement of SFAS No. 141, “Business Combinations”)	Fiscal years beginning after December 15, 2008

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”	Fiscal years beginning after December 15, 2008

EITF No. 07-4, “Application of the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships”	Fiscal years beginning after December 15, 2008

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to depreciable lives in fiscal 2009, 2008 or 2007.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2009, 2008 or 2007.

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

During fiscal 2009 we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

Our recorded intangible assets primarily include the estimated value assigned to certain customer-related and contract-based assets representing the rights we own arising from the acquisition of propane distribution companies and related contractual agreements. A customer-related or contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. We believe that trademarks and trade names have an indefinite useful life due to our intention to utilize all acquired trademarks and trade names. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the entity, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (5) the effects of obsolescence, demand, competition, and other economic factors and (6) the level of maintenance required to obtain the expected future cash flows.

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2009, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

As of July 31, 2009 and 2008, the carrying value of our intangible asset portfolio was $212.0 million and $225.3 million, respectively. We did not recognize any impairment losses related to our intangible assets during fiscal 2009 or 2008. For additional information regarding our intangible assets, see Note B - Summary of significant accounting policies - and Note G - Goodwill and intangible assets, net - to our consolidated financial statements.

Fair value of derivative commodity contracts

We enter into commodity forward, futures, swaps and options contracts involving propane and related products to hedge exposures to price risk. These contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried in the consolidated balance sheets at fair value with changes in value recognized in cost of product sold in the consolidated statements of earnings or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of earnings. For further discussion of derivative commodity contracts, see “Quantitative and Qualitative Disclosures about Market Risk,” Note B — Summary of significant accounting policies — and Note J — Derivatives — to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Unit and stock-based compensation

We utilize a binomial option valuation tool to compute an estimated fair value of option awards at their grant date. This option valuation tool requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include our computation of volatility, the number of groups of employees, the expected term of awards and the forfeiture rate of awards.

•      Our stock-based awards plan grants stock awards out of Ferrell Companies. Ferrell Companies is not a publicly-traded company and management does not believe it can be categorized within any certain industry group. As a result, our volatility computation is highly subjective. If a different volatility factor were used, it could significantly change the fair value assigned to stock-based awards at their grant date.

•      Due to the limited number of employees eligible to participate in our unit and stock-based compensation plans, management believes we have only one group of employees. If a determination were made that we have multiple groups of employees, that determination could significantly change the expected term and forfeiture rate assigned to our unit and stock-based awards.

•      Our method for computing the expected term of our unit and stock based awards utilizes historical exercise patterns. This method could assign a term to our unit and stock-based awards that is significantly different from their actual terms, which could result in a significant difference in the fair value assigned to the awards at the grant date.

•      We utilize historical forfeiture rates to estimate the expected forfeiture rates on our unit and stock-based awards grant dates. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our unit and stock-based awards.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2009. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

Commodity Price Risk Management

Our risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.

Our risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded prior to settlement on our financial statements.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2009 and 2008, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $7.2 million and $1.3 million as of July 31, 2009 and 2008, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Credit Risk

We maintain credit policies with regard to our counterparties for propane procurement that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.

These counterparties consist of major energy companies who are suppliers, wholesalers, retailers, end users and financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or result of operations as a result of counterparty performance.

Interest Rate Risk

At July 31, 2009 and 2008, we had $154.7 million and $361.0 million, respectively, in variable rate credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facility would result in a loss in future earnings of $1.5 million for fiscal 2009. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note O — Quarterly data (unaudited) — to our consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                    CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2009, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, L.P. and Ferrellgas, L.P., as of July 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which are included herein.

During the most recent fiscal quarter ended July 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended July 31, 2009 of the Partnership and our report dated September 28, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

September 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and Subsidiaries
Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Ferrellgas’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Ferrellgas’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, Ferrellgas maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2009 of Ferrellgas and our report dated September 28, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 28, 2009

ITEM 9B.                    OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 25, 2009. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	69	1984	2000	Executive Chairman and Chairman of the Board of Directors

Stephen L. Wambold	41	2009	2005	Chief Executive Officer and President

J. Ryan VanWinkle	36	N/A	2008	Senior Vice President and Chief Financial Officer; Treasurer

Jennifer A. Boren	40	N/A	2008	Vice President, Information Technology

Tod D. Brown	46	N/A	2006	Senior Vice President, Sales and Marketing and President, Blue Rhino

Eugene D. Caresia	45	N/A	2006	Vice President, Human Resources

George L. Koloroutis	48	N/A	2006	President, Ferrell North America; Senior Vice President, Ferrellgas

William K. Hoskins	74	2003	N/A	Director

A. Andrew Levison	53	1994	N/A	Director

John R. Lowden	52	2003	N/A	Director

Michael F. Morrissey	67	1999	N/A	Director

Elizabeth T. Solberg	70	1998	N/A	Director

James E. Ferrell — Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. An active member of the retail propane industry, Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council.

Stephen L. Wambold — Mr. Wambold joined our general partner as a General Manager in 1997, became Region Vice President in 2003, became Senior Vice President of Operations in 2005, became President and Chief Operating Officer in 2006 and became Chief Executive Officer and President and was appointed to the board of directors in 2009. Mr. Wambold obtained his Bachelors degree from Purdue University.

J. Ryan VanWinkle — Mr. VanWinkle joined our general partner in 1999 as a Senior Corporate Financial Analyst, became Manager of Acquisitions and Corporate Finance in 2001, became Manager of

Finance and Investor Relations in 2003, became Director of Finance and Treasury in 2004, became Vice President, Finance and Corporate Development in 2007, became Chief Financial Officer, Vice President, Corporate Development and Treasurer in 2008 and became Senior Vice President and Chief Financial Officer; Treasurer in 2009. Mr. VanWinkle obtained his Bachelor of Science degree in Accounting from the University of Missouri — Kansas City.

Jennifer A. Boren — Ms. Boren joined our general partner in 2006 as Director of Technical Services and became Vice President, Information Technology in 2008. Prior to joining Ferrellgas, Ms. Boren worked in Information Technology at U.S. Central from 2001 to 2006, serving as Director of Information Technology Services and an officer of the company. Ms. Boren obtained a Bachelor of Business Administration degree in Management from Pittsburg State University.

Tod D. Brown — Mr. Brown joined our general partner as Senior Director of Sales, Blue Rhino in 2004, became Vice President of Sales, Blue Rhino in 2005, became Vice President, Blue Rhino in 2006 and became Senior Vice President, Sales and Marketing and President, Blue Rhino in 2008. Mr. Brown obtained a Bachelor of Arts degree from Ball State University.

Eugene D. Caresia — Mr. Caresia joined our general partner as Director, Employee Development in 2002, became Director, Human Resources in 2004 and became Vice President, Human Resources in 2006. Mr. Caresia obtained a Master’s degree in Organizational Development and a Bachelor of Science degree, both from Brigham Young University.

George L. Koloroutis — Mr. Koloroutis joined our general partner in 1991 as Market Manager, became District Manager in 1995, became Area Manager in 1996, became Director of Wholesale and Supply in 1998, became Vice President, Supply and Distribution Supply in 1999, became Vice President, Ferrell North America in 2005 and became President, Ferrell North America; Senior Vice President, Ferrellgas in 2009. Mr. Koloroutis is an active member of the propane industry, serving as a Councilor on the Propane Education & Research Council and a member of the National Propane Gas Association’s Infrastructure Task Force.

William K. Hoskins — Mr. Hoskins was appointed to the Board of Directors in 2003. He chairs the Board’s Corporate Governance and Nominating Committee, and also serves on its Audit Committee. He is a Partner of Resolution Strategies, LLP, a Portland, Oregon-based law firm and is President of Hoskins & Associates, a pharmaceutical and biotech consulting firm. Mr. Hoskins also serves on the Board of Directors of Sequella, Inc.

A. Andrew Levison — Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation Committee. He is the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, and the Levison/Present Foundation at Mount Sinai Hospital in New York City.

John R. Lowden — Mr. Lowden was appointed to the Board of Directors in 2003 and is a member of the Board’s Audit, Compensation and Corporate Governance and Nominating Committees. He is the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman of World Dryer Corporation and Metpar Industries, Inc., serves on the Board of Directors of Apparel Ventures Inc. and serves on the Board of Trustees of Wake Forest University.

Michael F. Morrissey — Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. He is the retired Managing Partner of Ernst & Young’s Kansas City, Missouri office. Mr. Morrissey currently serves on the Board of Directors and as Audit Committee Chairman of Westar Energy, Inc. and the boards of several private companies and not-for-profit organizations.

Elizabeth T. Solberg — Ms. Solberg has served on the Board of Directors since 1998. She chairs the Board’s Compensation Committee and also serves on its Corporate Governance and Nominating Committee. Ms. Solberg serves as General Manager at Fleishman-Hillard, Inc., the largest public relations firm in North America. Ms. Solberg also serves on numerous civic organizations.

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

The Board of Directors of our general partner has adopted a set of Corporate Governance Guidelines for the Board and charters for its Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. A current copy of these Corporate Governance Guidelines and charters, each of which were adopted and approved by the entire Board, are available, free of charge, to our security holders and other interested parties on our website at www.ferrellgas.com (under the caption “Corporate Governance” within “Investor Information”) and are also available in print to any unitholder or other interested parties who request it. Requests for print copies should be directed to:

Ferrellgas, Inc.

Attention: Investor Relations

7500 College Boulevard, Suite 1000

Overland Park, Kansas 66210

913-661-1533

investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

Additionally, the Board has affirmatively determined that Messrs. Hoskins, Levison, Lowden, Morrissey and Ms. Solberg, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these five non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. The CEO certification to the NYSE was submitted on November 3, 2008.

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

The Audit Committee charter requires the Audit Committee to pre-approve all engagements with any independent auditor, including all engagements regarding the audit of the financial statements of each Ferrellgas Party and all permissible non-audit engagements with the independent auditor.

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

Compensation Committee

The Board has a designated Compensation Committee, comprised of Ms. Solberg, Messrs. Levison and Lowden. Ms. Solberg is chair of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisors as it deems necessary or appropriate.

Disclosure about our Security Holders’ and Interested Parties’ Ability to Communicate with the Board of Directors of our General Partner

The Board of Directors of our general partner has a process by which security holders and interested parties can communicate with it. Security holders and interested parties can send communications to the Board by contacting our Investor Relations department by mail, telephone or e-mail at:

Ferrellgas, Inc.

Attention: Investor Relations

7500 College Boulevard, Suite 1000

Overland Park, Kansas  66210

913-661-1533

investors@ferrellgas.com.

Any communications directed to the Board of Directors from employees or others that concern complaints regarding accounting, internal controls or auditing matters will be handled in accordance with procedures adopted by the Audit Committee. All other communications directed to the Board of Directors are initially reviewed by the Investor Relations Department. The Chairman of the Corporate Governance Committee is advised promptly of any such communication that alleges misconduct on the part of management or raises legal, ethical or compliance concerns about the policies or practices of the general partner. On a periodic basis, the Chairman of the Corporate Governance Committee receives updates on other communications that raise issues related to the affairs of the Partnership but do not fall into the two prior categories. The Chairman of the Corporate Governance Committee determines which of these communications require further review. The Corporate Secretary maintains a log of all such communications that is available for review for one year upon request of any member of the Board. Typically, the general partner does not forward to the Board of Directors communications from unitholders or other parties which are of a personal nature or are not related to the duties and responsibilities of the Board, including junk mail, customer complaints, job inquiries, surveys and polls, and business solicitations.

Code of Ethics for Principal Executive and Financial Officers and Code of Business Conduct and Ethics

The Board has adopted a Code of Ethics for our general partner’s principal executive officer, principal financial officer, principal accounting officer or those persons performing similar functions. Additionally, the Board has adopted a general Code of Business Conduct and Ethics for all of our general partner’s directors, officers and employees. These codes, which were adopted and approved by the entire Board, are available to our security holders and other interested parties at no charge on our website at www.ferrellgas.com (under the caption “Corporate Governance” within “Investor Information”) and are also available in print to any security holder or other interested parties who requests it. Requests for print copies should be directed to:

Ferrellgas, Inc.

Attention: Investor Relations

7500 College Boulevard, Suite 1000

Overland Park, Kansas 66210

913-661-1533

investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

We intend to disclose, within four business days, any amendment to the code of business conduct and the Code of Ethics on our website. Any waivers from the Code of Ethics will also be disclosed on our website.

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

Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2009 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.                      EXECUTIVE COMPENSATION.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:

A. Andrew Levison

John R. Lowden

Elizabeth T. Solberg

Compensation Discussion and Analysis

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2009, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2009, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2009 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2009 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Compensation Objectives

We believe an effective executive compensation package should link total compensation to overall financial performance and to the achievement of both short and long term strategic, operational and financial goals. The elements of our compensation program are intended to provide a total reward package to our NEOs that (i) provides competitive compensation opportunities, (ii) recognizes individual contribution, (iii) attracts, motivates and retains highly-talented executives, and (iv) aligns executive performance toward the creation of sustained unitholder value rather than the achievement of short-term goals that might be inconsistent with the creation of long-term unitholder value.

Components of Named Executive Officer Compensation

James E. Ferrell and Stephen L. Wambold, with the assistance of the Vice President of Human Resources, formulate preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist James E. Ferrell, Stephen L. Wambold and the Compensation Committee, the Vice President of Human Resources utilizes compensation survey data provided by the consulting firms of Hewitt Associates, Towers Perrin, and Mercer Human Resources Consulting to provide market data that is used to create benchmarks for overall NEO compensation.

We use the following benchmarking components in setting compensation levels, determining awards under our option plans and setting director compensation levels:

•                  companies in our industry or related industries (oil and gas, gas utilities, master limited partnerships);

•                  companies identified as our peer group of competitors;

•                  companies with similar total sales;

•                  companies with similar net income; and

•                  companies with similar market value.

Companies included in the above benchmarking groups are as follows:

• WPS Resources Corp.
• Enbridge Energy Partners
• Energy Transfer Partners
• UGI Corp.
• Sunoco Logistics Partners
• New Jersey Resources Corp.
• Amerigas Partners
• Piedmont Natural Gas Co.
• Suburban Propane Partners
• Laclede Group Inc.
• WGL Holdings Inc.
• Star Gas Partners
• Inergy L.P.
• South Jersey Industries Inc.
• Alliance Resource Partners
• Oneok Partners

During fiscal 2009, elements of compensation for our NEOs consisted of the following:

•                  base salary;

•                  discretionary bonus;

•                  non-equity incentive plan;

•                  stock and unit option plans;

•                  employee stock ownership plan;

•                  deferred compensation plans; and

•                  employment and change-in-control agreements.

Base Salary

James E. Ferrell and Stephen L. Wambold, with the assistance of the Vice President of Human Resources, formulate preliminary base salary recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist James E. Ferrell, Stephen L. Wambold and the Compensation Committee, the Vice President of Human Resources utilizes compensation survey data provided by the consulting firms of Hewitt Associates, Towers Perrin, and Mercer Human Resources Consulting to provide market data that is used to create benchmarks for each NEO’s base salary. The amount of salary paid to each NEO during fiscal year 2009 is displayed in the “Salary” column of the Summary Compensation Table.

Discretionary Bonus

James E. Ferrell and Stephen L. Wambold have the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including themselves. These awards are designed to reward performance by an NEO that James E. Ferrell and Stephen L. Wambold believe exceeded expectations in operational or strategic objectives during the last fiscal year. The amount of discretionary bonus paid to each NEO for fiscal 2009 is displayed in the “Bonus” column of the Summary Compensation Table.

Non-Equity Incentive Plan

Each NEO participates in the general partner’s Corporate Incentive Plan. The purpose of this plan is to provide an incentive for NEOs to meet or exceed annual profitability targets that are consistent with the company’s overall long term strategy to increase unitholder value. Our Compensation Committee utilizes compensation survey data provided by the consulting firms of Hewitt Associates, Towers Perrin, and Mercer Human Resources Consulting to assist in assigning an appropriate incentive target for each NEO. The amount of corporate incentive plan paid to each NEO for fiscal 2009 is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

This plan awards a cash payment to the NEO if operating cash flow before incentive expense (“Incentive OCF”) targets are achieved for the fiscal year. Each NEO’s incentive target is computed as a percentage of their base salary. For fiscal 2009 this percentage was as follows:

Named Executive Officer	% of Salary Incentive Target
James E. Ferrell	100%
J. Ryan VanWinkle	100%
Stephen L. Wambold	100%
George L. Koloroutis	100%
Tod D. Brown	100%

For James E. Ferrell, J. Ryan VanWinkle and Stephen L. Wambold, awards under the plan are based on total company Incentive OCF. Total company actual Incentive OCF as a percentage of total company target Incentive OCF will result in incentive target potential payouts as provided in the table below. No payout will be made if actual Incentive OCF is less than 85% of targeted Incentive OCF.

Percent of Planned Incentive OCF Achieved	Incentive Target Potential
85%	12.5%
90%	25.0%
95%	50.0%
100%	100.0%
105%	125.0%
110% and above	150.0%

For George L. Koloroutis, awards under the plan are based on Incentive OCF performance of the internal departments under his control. The internal departments’ actual Incentive OCF as a percentage of the internal departments’ target Incentive OCF will result in incentive target potential payouts as provided in the table below. No payout will be made if actual Incentive OCF is less than 85% of targeted Incentive OCF.

Percent of Planned Incentive OCF Achieved	Incentive Target Potential
85%	12.5%
90%	25.0%
95%	50.0%
100%	100.0%
105%	125.0%
110% and above	150.0%

For Tod D. Brown, awards under the plan are based on Incentive OCF performance of the internal departments under his control. The internal departments’ actual Incentive OCF as a percentage of the internal departments’ target Incentive OCF will result in incentive target potential payouts as provided in the table below. No payout will be made if actual Incentive OCF is less than 85% of targeted Incentive OCF.

Percent of Planned Incentive OCF Achieved	Incentive Target Potential
85%	12.5%
90%	25.0%
95%	50.0%
100%	100.0%
105%	125.0%
110% and above	150.0%

For fiscal 2009, the percent of targeted total company Incentive OCF achieved fell within the 100% range, resulting in a potential corporate incentive plan payout of 100% for James E. Ferrell, J. Ryan VanWinkle and Stephen L. Wambold. For Incentive Plan purposes, total company actual Incentive OCF was computed as follows:

(in thousands)
Net earnings	$52,572
Add:
Depreciation & amortization expense	82,494
Interest expense & income	90,840
Employee stock ownership plan compensation charge	6,755
Loss on disposal of assets and other	13,042
Unit and stock based compensation charge	2,312
Income tax expense	2,292
Minority interest	783
Operating cash flow	251,090
Incentive expense	13,368
Incentive OCF	$264,458

George L. Koloroutis’ internal departments’ percent of targeted Incentive OCF achieved was over 110% of plan, resulting in an incentive target potential of 150%

Tod D. Brown’s internal departments’ percent of targeted Incentive OCF achieved fell within the 105% range, resulting in an incentive target potential of 125%.

Other than James E. Ferrell, each NEO’s manager has the authority to withhold up to 50% of the NEO’s incentive payout at the manager’s sole discretion.

Stock and Unit Option Plans

We have two option plans available for participation by our NEOs, the “Ferrell Companies Incentive

Compensation Plan” and the “Ferrellgas Unit Option Plan.” The amount of compensation cost related to these plans incurred for each NEO during fiscal 2009 is displayed in the “Option Awards” column of the Summary Compensation Table.

Ferrell Companies Incentive Compensation Plan (“ICP”) — The Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. The Ferrell Companies stock options vest over periods ranging from 0 to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies debt, but in no event later than 20 years from the date of issuance.

The ICP option granting policy allows for the granting of options on September 1 and March 1 of each year. These dates correspond with a semi-annual valuation that is performed on Ferrell Companies, which is a privately held company, by an independent third party valuation firm. The strike price of options granted on these dates is based upon these semi-annual valuations. All other terms of option awards including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which consists of James E. Ferrell, Stephen L. Wambold, J. Ryan VanWinkle, and the Vice President of Human Resources. Awards granted to NEOs must also be approved by the Compensation Committee of the Board of Directors. Generally, awards granted to NEOs vest over five years and expire ten years from grant date. To assist the ICP Option Committee and the Compensation Committee of the Board of Directors in determining the quantity of options to grant to an NEO, the Vice President of Human Resources utilizes compensation survey data provided by the consulting firms of Hewitt Associates, Towers Perrin, and Mercer Human Resources Consulting to provide market data that is used to create recommended ranges of total option ownership by executive position. For fiscal 2009 the range of total option ownership recommended levels were as follows:

Executive Position Description	Recommended Range of Options
Chairman and Chief Executive Officer	500,000 – 1,000,000
President	250,000 – 750,000
Executive Officers	125,000 – 500,000

Ferrellgas Unit Option Plan (“UOP”) — The Second Amended and Restated Ferrellgas Unit Option Plan grants employees of our general partner unit options to purchase our common units. The purpose of the UOP is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance, to generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our unitholders.

This plan is authorized to issue options in common units to employees of the general partner or its affiliates. The Board of Directors of the general partner in its sole discretion administers the authorization of grants and sets the unit option price and vesting terms. In general, the options currently outstanding vest over a five year period and expire on the tenth anniversary date of the grant.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the total shares allocated to each NEO for fiscal 2009 is included in the “All Other Compensation” column of the Summary Compensation Table.

Twice per year and in accordance with the ESOP, each NEO’s ESOP account receives an allocation of Ferrell Companies shares. This allocation, as determined by the ESOP, is based on the following:  a) the percentage of the NEO’s base salary, discretionary bonus, and corporate incentive plan paid during the period, subject to certain Section 415 IRS limitations, and b) shares owned from previous allocations. NEOs vest in their account balances as follows:

Number of Completed Years of Service	Vested Percent
Less than 3 years	0%
3 years	20%
4 years	40%
5 years	60%
6 years	80%
7 years or more	100%

NEOs are entitled to receive a distribution for the vested portion of their accounts at specified times in accordance with the ESOP for normal or late retirement, disability, death, resignation, or dismissal.

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan” and the “Supplemental Savings Plan.” The amount of company match related to these plans paid to each NEO during fiscal 2009 is included in the “All Other Compensation” column of the Summary Compensation Table.

Defined Contribution Profit Sharing Plan (“401(k) Plan”) — The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both employee contributions and employer matching contributions. All full-time employees of Ferrell Companies, including NEOs, or any of its direct or indirect wholly-owned subsidiaries are eligible to participate in this plan. This plan has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to this plan. This plan provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to this plan.

Our contributions to the profit sharing portion of this plan have been suspended since 1998, however, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 5% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined. Employee contributions are 100% vested, while the company’s matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by this plan.

Supplemental Savings Plan (“SSP”) — The Ferrell Companies, Inc. Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that would have been provided to members of the select group of employees under the terms of the 401(k) feature of the 401(k) Plan (see above) based on such members’ deferral elections thereunder, but which could not be provided under the 401(k) feature of the 401(k) Plan due to the application of certain “Highly Compensated Employee” IRS rules and regulations.

This non-qualified plan is available to all employees who have been designated as “Highly Compensated” as defined in the Internal Revenue Code. NEOs are allowed to make, subject to Internal Revenue Code limitations, pre-tax contributions to the SSP of up to 25% of their eligible compensation. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the 401(k) Plan (see above) combined. Employee contributions are 100% vested, while our matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by the SSP.

Employment and Change-in-Control Agreements

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into an Employment, Confidentiality and Non-compete agreement and a Change-in-Control agreement with James E. Ferrell. The purpose for entering into these agreements is to secure James E. Ferrell’s employment and protect the confidentiality of our proprietary information.

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into Employment Agreements with each of our NEOs other than James E. Ferrell. The purpose for entering into these agreements is to (i) encourage and motivate NEOs to remain employed and focused on the business during a potential change in control, (ii) motivate NEOs to make business decisions that are in the best interest of the company, (iii) ensure that NEOs conduct appropriate due diligence and effectively integrate companies in the event of an acquisition, and (iv) secure the long-term employment of the NEO. The initial term of these agreements ends on December 31, 2012. Thereafter, each agreement automatically renews for successive 12-month periods, unless one party to the agreement provides notice of non-renewal to the other at least 180 days before the last day of then current agreement term.

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our general partner’s NEOs:

Name and Principal Position	Year	Salary ($)		Bonus ($)	(1) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	(2) All Other Compensation ($)	Total ($)
James E. Ferrell	2009	825,032	(3)	—	56,727	—	12,548	894,307
Chairman and Chief Executive Officer	2008	810,448	(3)	—	85,752	—	5,500	901,700
	2007	648,775	(3)	—	114,417	—	60,773	823,965

J. Ryan VanWinkle	2009	275,010		75,000	258,095	275,000	25,507	908,612
Senior Vice President and Chief Financial Officer; Treasurer	2008	227,492		100,000	117,889	—	27,826	473,207

Stephen L. Wambold	2009	500,019		100,000	352,883	500,000	25,465	1,478,367
President and Chief	2008	491,685		300,000	424,742	—	42,159	1,258,586
Operating Officer	2007	407,115		150,000	307,467	150,000	19,282	1,033,864

George L. Koloroutis	2009	250,010		150,000	206,134	375,000	28,027	1,009,171
President, Ferrell North	2008	248,426		100,000	244,394	—	30,565	623,385
America and Senior Vice President, Ferrellgas	2007	226,253		16,113	73,855	233,888	65,035	615,144

Tod D. Brown	2009	270,404		87,500	239,145	337,500	23,069	957,618
Senior Vice President,	2008	242,115		125,000	306,500	—	37,837	711,452
Sales and Marketing and President, Blue Rhino	2007	215,446		50,500	116,095	49,500	22,982	454,523

(1)          See Note B — Summary of significant accounting policies (16) Unit and stock-based compensation — to our consolidated financial statements for information concerning these awards.

(2)          All Other Compensation consisted of the following:

Name	Year	ESOP Allocations ($)	401(k) Plan Match ($)	SSP Match ($)	Relocation Reimbursements ($)	Total All Other Compensation ($)
James E. Ferrell	2009	—	9,848	2,700	—	12,548
	2008	—	5,500	—	—	5,500
	2007	—	5,417	55,356	—	60,773

J. Ryan VanWinkle	2009	16,153	8,323	1,031	—	25,507
	2008	18,047	6,112	3,667	—	27,826

Stephen L. Wambold	2009	17,715	7,750	—	—	25,465
	2008	25,075	9,250	7,834	—	42,159
	2007	9,782	7,500	2,000	—	19,282

George L. Koloroutis	2009	17,629	9,919	479	—	28,027
	2008	25,669	3,646	1,250	—	30,565
	2007	9,613	2,981	4,025	48,416	65,035

Tod D. Brown	2009	15,756	7,313	—	—	23,069
	2008	22,666	8,063	7,108	—	37,837
	2007	9,197	7,619	6,166	—	22,982

(3)          Included in this amount is $120,000 of compensation for James E. Ferrell’s role as Chairman of the Board of Directors.

Grants of Plan-Based Awards

The following table lists information on our general partner’s NEOs grants of plan based awards during the fiscal year ended July 31, 2009:

Ferrell Companies Incentive Compensation Plan

Name		Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Award ($)
J. Ryan VanWinkle	(1)	3/1/2009	100,000	14.95	293,000
Stephen L. Wambold	(1)	3/1/2009	75,000	14.95	219,750
George L. Koloroutis	(1)	3/1/2009	50,000	14.95	146,500
Tod D. Brown	(1)	3/1/2009	50,000	14.95	146,500

(1)                      Grant vests ratably over five years and expires in ten years.

Ferrellgas Unit Option Plan

Name		Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Award ($)
J. Ryan VanWinkle	(1)	2/20/2009	50,000	11.63	22,805
Stephen L. Wambold	(1)	2/20/2009	75,000	11.63	34,208
George L. Koloroutis	(1)	2/20/2009	45,000	11.63	20,525
Tod D. Brown	(1)	2/20/2009	45,000	11.63	20,525

(1)                      Grant vests ratably over five years and expires in ten years.

Outstanding Equity Awards at Fiscal Year End

The following tables list information concerning our general partner’s NEOs outstanding equity awards as of July 31, 2009:

Ferrell Companies Incentive Compensation Plan

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James E. Ferrell	—	750,000	4.28	1/31/2020
	—	200,000	12.80	8/15/2015

J. Ryan VanWinkle	3,500	6,500	8.02	3/12/2018
	1,500	6,000	11.78	9/15/2019
	6,000	4,000	12.80	8/15/2015
	5,000	20,000	16.60	9/1/2017
	20,000	80,000	17.01	3/1/2018
	—	100,000	14.95	3/1/2019

Stephen L. Wambold	—	17,500	4.10	12/2/2013
	—	5,000	8.02	1/31/2018
	—	52,500	11.78	5/1/2019
	—	131,250	12.80	8/15/2015
	—	200,000	14.87	9/15/2016
	—	150,000	16.60	9/1/2017
	—	75,000	14.95	3/1/2019

George L. Koloroutis	26,250	8,750	4.10	8/19/2013
	7,500	2,500	4.75	7/31/2014
	8,750	16,250	8.02	1/31/2018
	22,000	33,000	14.87	9/15/2016
	25,000	100,000	16.60	9/1/2017
	—	50,000	14.95	3/1/2019

Tod D. Brown	—	4,000	11.78	9/15/2014
	—	10,000	12.80	8/15/2015
	—	15,000	14.04	4/15/2016
	—	46,000	14.87	9/15/2016
	—	50,000	15.04	2/1/2017
	—	125,000	16.60	9/1/2017
	—	50,000	14.95	3/1/2019

Ferrellgas Unit Option Plan

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise price ($)	Option Expiration Date
J. Ryan VanWinkle	—	50,000	11.63	2/20/2019
Steven L. Wambold	—	75,000	11.63	2/20/2019
George L. Koloroutis	—	45,000	11.63	2/20/2019
Tod D. Brown	—	45,000	11.63	2/20/2019

Option Exercises

There were no unit or stock based options exercised by NEOs during fiscal 2009.

Nonqualified Deferred Compensation

The following table lists information concerning our general partner’s NEOs nonqualified SSP account activity during the fiscal year ended July 31, 2009:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY (1) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
James E. Ferrell	133,036	2,700	17,971	—	1,264,311
J. Ryan VanWinkle	14,803	1,031	(2,819)	—	34,371
Stephen L. Wambold	43,418	—	(9,860)	—	96,919
George L. Koloroutis	12,959	479	(11,495)	—	145,076
Tod D. Brown	11,982	—	(4,222)	—	55,846

(1)          Amounts are included in the Summary Compensation Table above.

(2)          The portion of this amount representing registrant contributions made in years prior was previously reported as compensation to the NEO in the Summary Compensation Table for previous years.

Other Potential Post-Employment Payments

The independent members of the Board of Directors of our general partner have authorized our general partner to enter into an employment agreement with James E. Ferrell. Pursuant to the employment agreement Mr. Ferrell is entitled to:

•                  his annual salary;

•                  an annual bonus, the amount to be determined at the sole discretion of the independent members of the Board of Directors of our general partner; and

•                  an incentive bonus equal to 0.5% of the increase in the equity value of Ferrell Companies from July 31, 1998 to July 31, 2005.

The incentive bonus is payable upon the termination of Mr. Ferrell’s employment agreement. The value of this bonus at July 31, 2009 was $1.1 million.

In addition to the compensation described above, Mr. Ferrell participates in our various employee benefit plans, with the exception of the Employee Stock Ownership Plan.

Pursuant to the terms of Mr. Ferrell’s employment agreement, in the event of death, permanent disability, a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to health, accident and life insurance benefits for a period of six months, a cash termination benefit payable within 30 days equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years and is entitled to additional gross-up payments on any payment subject to excise tax. The value of this termination benefit at July 31, 2009 was approximately $3.1 million.

Mr. Ferrell’s agreement also contains a non-compete provision for the period of time, following his termination of employment, equal to the greater of five years or the time in which certain outstanding debt of Ferrell Companies is paid in full. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to ours and that he shall not directly or indirectly attempt to induce any employee (subject to modifications made for certain employees in the Waiver to Employment Confidentiality, and

Non-Compete Agreement dated December 19, 2006) of Ferrellgas to leave the employ of Ferrellgas or in any way interfere with the relationship between Ferrellgas and any employee.

The members of the Board of Directors Compensation Committee have authorized us and our general partner to enter into a Change-in-Control Agreement with Mr. Ferrell. Pursuant to the terms of the agreement, a change in control is defined as:

(i)	any merger or consolidation of Ferrell Companies in which such entity is not the survivor;
(ii)	any sale of all or substantially all of the common stock of Ferrell Companies by the Employee Stock Ownership Trust;
(iii)	a sale of all or substantially all of the common stock of Ferrellgas, Inc.;
(iv)	a replacement of Ferrellgas, Inc. as the general partner of Ferrellgas Partners, L.P.; or
(v)	a public sale of at least 51 percent of the equity of Ferrell Companies.

Should a termination of employment occur resulting from a change in control, Mr. Ferrell will be entitled to:

(a)

a payment equal to two times his annual base salary in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date;

(b)

a payment equal to two times his target bonus, at his target bonus rate in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date; and

(c)	COBRA reimbursements for two years following the termination.

The independent members of the Board of Directors of our general partner have authorized our general partner to enter into an Employment Agreement with each of our NEOs other than James E. Ferrell. Pursuant to these employment agreements, during the agreement term, while the NEO is employed by the general partner, each NEO is compensated for his services as follows:

(i)	the NEO receives base annual salary in accordance with the regular payroll practices of the general partner;

(ii)

the NEO is eligible to participate in employee benefit plans and programs maintained from time to time by our general partner for the benefit of similarly situated senior management employees, subject to the terms and conditions of such plans;

(iii)	the NEO is entitled to bonuses, the amount to be determined at the sole discretion of the independent members of the Board of Directors of our general partner; and

(iv)

the NEO is reimbursed by the general partner, on terms and conditions that are substantially similar to those that apply to other similarly situated senior management employees and in accordance with the general partner’s expense reimbursement policy, for reasonable out-of-pocket expenses for entertainment, travel, meals, lodging and similar items which are consistent with the general partner’s expense reimbursement policy and actually incurred by the NEO in the promotion of the general partner’s business.

Pursuant to the terms of the employment agreements, if the NEO’s employment is terminated for any reason, the NEO will be entitled to the following payments:

(i)	the NEO’s earned but unpaid salary for the period ending on the NEO’s termination date;
(ii)	the NEO’s accrued but unpaid vacation pay for the period ending on the NEO’s termination date;
(iii)	the NEO’s unreimbursed business expenses; and
(iv)	any amounts payable to the NEO under the terms of any employee benefit plan.

Pursuant to the terms of the employment agreements, in the event of death, disability, a termination for cause, voluntary resignation or mutual agreement, neither the NEO nor any other person will have any right to payments or benefits listed above for periods after the NEO’s termination date.

Should a termination of employment occur resulting from a termination other than for cause or termination for good reason, each as defined in the employment agreement, each of our NEOs will be entitled to:

(i)

a payment equal to two times the NEO’s annual base salary in effect immediately prior to the termination date; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date;

(ii)

a payment equal to two times the NEO’s target bonus, at his target bonus rate in effect immediately prior to the termination date; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date;

(iii)	receive continuing group medical coverage for himself and his dependents for two years following the termination date; and

(iv)	a lump sum payment of $12,000 for professional outplacement services.

The value of payments for items (a) and (b) for Mr. Ferrell and items (i) and (ii) for all other NEO’s above at September 1, 2009 would be:

NEO	Two times annual base salary ($)	Two times target bonus ($)
James E. Ferrell (1)	1,650,000	1,650,000
J. Ryan VanWinkle	700,000	700,000
Stephen L. Wambold	1,000,000	1,000,000
George L. Koloroutis	550,000	550,000
Tod D. Brown	540,000	540,000

(1) As discussed above, James E. Ferrell’s employment agreement contains a separate change-in-control provision which is currently valued at an additional $3.1 million.

Compensation of Directors

We believe our director compensation package should compensate our directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and option awards. Total compensation awarded to our directors varies depending upon their level of activity within the Board. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual board member.

ICP option awards for members of the Board of Directors are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board of Directors with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our Board of Directors and ensure that we are competitive in the marketplace for compensating our Board. ICP option awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. As a general rule and guideline, we target each member of our Board of Directors to have an aggregate total of between 25,000 and 75,000 FCI options.

With the assistance of the Vice President of Human Resources, James E. Ferrell formulates preliminary annual director fee and option awards recommendations for each board member. These recommendations are subject to review and approval by the Compensation Committee. To assist James E. Ferrell and the Compensation Committee, the Vice President of Human Resources utilizes publicly available board of director compensation data within our industry, as compiled by Mercer Human Resources Consulting, to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package.

The following table sets forth the compensation for the last completed fiscal year of our general partner’s Board of Directors.

Name		Fees Earned or Paid in Cash ($)	Option Awards (4) ($)	All Other Compensation ($)	Total ($)
William K. Hoskins	(1)	38,500	22,696	—	61,196
A. Andrew Levison	(2)	36,000	22,696	—	58,696
John R. Lowden	(2)	38,500	22,696	—	61,196
Michael F. Morrissey	(3)	46,000	22,696	—	68,696
Elizabeth T. Solberg	(1)	36,000	22,696	—	58,696

(1)          At July 31, 2009 this director had 35,000 ICP options outstanding.

(2)          At July 31, 2009 this director had 30,000 ICP options outstanding.

(3)          At July 31, 2009 this director had 40,000 ICP options outstanding.

(4)          See Note B — Summary of significant accounting policies (16) Unit and stock-based compensation — to our consolidated financial statements for information concerning these awards.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of August 31, 2009, regarding the beneficial ownership of our common units by:

•         persons that own more than 5% of our common units;

•         persons that are directors, nominees or named executive officers of our general partner; and

•         all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th Floor Chicago, Ill. 60603	20,327,666	29.8

	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS. 66210	4,353,475	6.4

	J. Ryan VanWinkle	—	*
	Stephen L. Wambold	1,500	*
	Tod D. Brown	—	*
	George L. Koloroutis	500	*
	William K. Hoskins	26,000	*
	A. Andrew Levison	39,300	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	3,000	*
	Elizabeth T. Solberg	11,431	*

	All Directors and Executive Officers as a Group	4,440,206	6.5

*                 Less than one percent

Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof, and/or to dispose or direct the disposition thereof, or has the right to acquire either of those powers within 60 days. See the “Executive Compensation — Outstanding Equity Awards at Fiscal Year End — Ferrellgas Unit Option Plan” table above for the number of common units that could be acquired by each named executive officer through exercising common unit options.

All common stock of Ferrell Companies, Inc. (“FCI shares”) held in the Ferrell Companies, Inc. Employee Stock Ownership Trust (“Trust”) is ultimately voted by the appointed trustee. The current independent trustee of the Trust is GreatBanc Trust Company. Each participant in the Ferrell Companies, Inc. Employee Stock Ownership Plan (“ESOP”) may be entitled to direct the Trustee as to the exercise of any voting rights attributable to FCI shares allocated to their ESOP account, but only to the extent required by Sections 401(a)(22) and 409(e)(3) of the Internal Revenue Code and the regulations thereunder (the “Code”). The ESOP plan administrator shall direct the Trustee how to vote both FCI shares not allocated to plan participants (i.e., held in a Trust suspense account) and any allocated FCI shares in the Trust as to which no voting instructions have been received from participants. In all cases, the Trustee may vote the shares as it determines is necessary to fulfill its fiduciary duties under ERISA.

As it relates to the Trust, the Code provides that an ESOP participant may be entitled to direct the Trustee as to the exercise of any voting rights attributable to FCI shares then allocated to their ESOP account with respect to any corporate matters which involves the voting of such shares with respect to the approval or disapproval of any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business, or such similar transaction as the Secretary may prescribe in regulations.

The common units owned by the Employee Stock Ownership Trust at August 31, 2009 includes 20,080,776 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2009. This plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note B — Summary of significant accounting policies (16) Unit and stock based compensation — to our consolidated financial statements for additional information about the plan.

	Number of common units to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common units remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	332,000	$12.71	3,626	(2)
Total	332,000	$12.71	3,626

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

The plan is to be administered by the Compensation Committee of the Board of our general partner. The Compensation Committee has designated an employee committee to recommend to it at various times throughout the year the number of unit options to be granted and to whom such unit options should be granted. The Compensation Committee then votes upon such recommendations.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

Our written Code of Business Conduct and Ethics applies to our directors, officers and employees. It deals with conflicts of interest, confidential information, use of company assets, business dealings, and other similar topics. The Code prohibits any transaction that raises questions of possible ethical or legal conflict between the interests of the company and an employee’s personal interests.

The board of directors maintains an affiliate trading policy and other policies that govern specific related party transactions. Each of these policies contain guidelines on what entities or natural persons are considered related parties or an affiliate and the related procedures that are to be followed if transactions occur with these parties. On a quarterly basis, or more frequently if required by the policies, management provides the board with a discussion of any related party or affiliate trading transactions. Annually, these policies are reviewed by the board’s Corporate Governance and Nominating Committee and considered for approval by the board of directors. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures about Effects of Related Parties” and Note K — Transactions with related parties — to our consolidated financial statements for additional discussion regarding related party transactions.

Our directors and officers are required each year to respond to a detailed questionnaire. The questionnaire requires each director and officer to identify every non-Company organization of any type of which they or their family (as defined by the SEC) are a director, partner, member, trustee, officer, employee, representative, consultant or significant shareholder. The questionnaire also requires disclosure of any transaction, relationship or arrangement with the Company. The information obtained from these questionnaires is then evaluated to determine the nature and amount of any transactions or relationships. If significant, the results are provided to the Governance Committee and Board for their use in determining director and officer independence and related party disclosure obligations. See Note K — Transactions with related parties — and Note I — Partners’ capital — to our consolidated financial statements for discussions of related party transactions.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and for other services for fiscal 2009 and 2008.

	2009	2008
	(in thousands)
Audit fees (1)	$1,628	$1,539
Audit related fees (2)	45	52
All other fees (3)	9	7
Total	$1,682	$1,598

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

(3)          All other fees consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by Deloitte & Touche LLP, other than the services that would normally be reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. These services consisted of subscription fees related to a web-based research tool provided by Deloitte & Touche LLP.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Deloitte & Touche LLP during fiscal 2009 and 2008 prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants—Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James E. Ferrell	Executive Chairman and Chairman of the Board of Directors	09/28/2009
James E. Ferrell

/s/ William K. Hoskins	Director	09/28/2009
William K. Hoskins

/s/ A. Andrew Levison	Director	09/28/2009
A. Andrew Levison

/s/ John R. Lowden	Director	09/28/2009
John R. Lowden

/s/ Michael F. Morrissey	Director	09/28/2009
Michael F. Morrissey

/s/ Elizabeth T. Solberg	Director	09/28/2009
Elizabeth T. Solberg

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	09/28/2009
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	09/28/2009
J. Ryan VanWinkle

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer)	09/28/2009
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)	09/28/2009
J. Ryan VanWinkle

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

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James E. Ferrell	Executive Chairman and Chairman of the Board of Directors	09/28/2009
James E. Ferrell

/s/ William K. Hoskins	Director	09/28/2009
William K. Hoskins

/s/ A. Andrew Levison	Director	09/28/2009
A. Andrew Levison

/s/ John R. Lowden	Director	09/28/2009
John R. Lowden

/s/ Michael F. Morrissey	Director	09/28/2009
Michael F. Morrissey

/s/ Elizabeth T. Solberg	Director	09/28/2009
Elizabeth T. Solberg

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	09/28/2009
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	09/28/2009
J. Ryan VanWinkle

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer)	09/28/2009
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)	09/28/2009
J. Ryan VanWinkle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (“Partnership”) as of July 31, 2009 and 2008, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2009 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 28, 2008

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,066	$16,614
Accounts and notes receivable (net of allowance for doubtful accounts of $4,294 and $5,977 at 2009 and 2008, respectively)	106,910	145,081
Inventories	129,808	152,301
Price risk management assets	3,391	26,086
Prepaid expenses and other current assets	11,640	10,924
Total current assets	258,815	351,006

Property, plant and equipment, net	666,535	685,328
Goodwill	248,939	248,939
Intangible assets, net	212,037	225,273
Other assets, net	18,651	18,685
Total assets	$1,404,977	$1,529,231

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$49,337	$71,348
Short-term borrowings	66,159	125,729
Other current liabilities	108,763	107,854
Total current liabilities	224,259	304,931

Long-term debt	1,010,073	1,034,719
Other liabilities	19,300	23,237
Contingencies and commitments (Note L)	—	—
Minority interest	4,272	4,220

Partners’ capital:
Common unitholders (68,236,755 and 62,961,674 units outstanding at 2009 and 2008, respectively)	206,255	201,618
General partner unitholder (689,260 and 635,977 units outstanding at 2009 and 2008, respectively)	(57,988)	(58,036)
Accumulated other comprehensive income (loss)	(1,194)	18,542
Total partners’ capital	147,073	162,124
Total liabilities and partners’ capital	$1,404,977	$1,529,231

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

	For the year ended July 31,
	2009	2008	2007

Revenues:
Propane and other gas liquids sales	$1,829,653	$2,055,281	$1,757,423
Other	239,869	235,408	235,017
Total revenues	2,069,522	2,290,689	1,992,440

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,207,368	1,491,918	1,147,169
Cost of product sold - other	152,853	136,478	157,223
Operating expense	400,735	372,078	380,838
Depreciation and amortization expense	82,494	85,521	87,383
General and administrative expense	41,382	45,612	44,870
Equipment lease expense	18,406	24,478	26,142
Employee stock ownership plan compensation charge	6,755	12,413	11,225
Loss on disposal of assets and other	13,042	11,250	10,822

Operating income	146,487	110,941	126,768

Interest expense	(89,519)	(86,712)	(87,953)
Other income (expense), net	(1,321)	1,039	3,145

Earnings before income taxes and minority interest	55,647	25,268	41,960

Income tax expense	2,292	82	6,560
Minority interest	783	497	600

Net earnings	52,572	24,689	34,800

Net earnings available to general partner unitholder	526	247	348
Net earnings available to common unitholders	$52,046	$24,442	$34,452

Basic and diluted net earnings available per common unit	$0.79	$0.39	$0.55

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

					Accumulated other
	Number of units				comprehensive income (loss)
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital

Balance at July 31, 2006	60,885.8	615.0	$321,194	$(56,829)	$2,126	$21	$(767)	$265,745

Contribution in connection with ESOP and stock-based compensation charges	—	—	11,872	120	—	—	—	11,992

Common unit distributions	—	—	(125,802)	(1,270)	—	—	—	(127,072)

Common units issued in private offering	1,891.9	19.1	43,765	442	—	—	—	44,207

Common unit options exercised	55.5	0.6	1,014	11	—	—	—	1,025

Common units issued in connection with acquisitions, net of issuance costs	124.5	1.2	2,580	24	—	—	—	2,604

Comprehensive income:
Net earnings	—	—	34,452	348	—	—	—	34,800
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	5,055	—	—
Reclassification of derivatives to earnings	—	—	—	—	(2,126)	—	—
Foreign currency translation adjustment	—	—	—	—	—	14	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	(5)	—
Pension liability adjustment	—	—	—	—	—	—	418	3,356
Comprehensive income								38,156

Balance at July 31, 2007	62,957.7	635.9	289,075	(57,154)	5,055	30	(349)	236,657

Contribution in connection with ESOP and stock-based compensation charges	—	—	13,945	141	—	—	—	14,086

Common unit distributions	—	—	(125,919)	(1,271)	—	—	—	(127,190)

Common unit options exercised	4.0	0.1	75	1	—	—	—	76

Comprehensive income:
Net earnings	—	—	24,442	247	—	—	—	24,689
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	18,749	—	—
Reclassification of derivatives to earnings	—	—	—	—	(5,055)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(10)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	6	—
Pension liability adjustment	—	—	—	—	—	—	116	13,806
Comprehensive income								38,495

Balance at July 31, 2008	62,961.7	636.0	201,618	(58,036)	18,749	26	(233)	162,124

Contribution in connection with ESOP and stock-based compensation charges	—	—	8,885	90	—	—	—	8,975

Common unit distributions	—	—	(131,256)	(1,325)	—	—	—	(132,581)

Common units issued in offering	4,985.6	50.4	69,447	702	—	—	—	70,149

Common unit options exercised	—	—	—	—	—	—	—	—

Common units issued in connection with acquisitions, net of issuance costs	289.5	2.9	5,515	55	—	—	—	5,570

Comprehensive income:
Net earnings	—	—	52,046	526	—	—	—	52,572
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(186,449)	—	—
Reclassification of derivatives to earnings	—	—	—	—	166,711	—	—
Foreign currency translation adjustment	—	—	—	—	—	(7)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	3	—
Pension liability adjustment	—	—	—	—	—	—	6	(19,736)
Comprehensive income								32,836

Balance at July 31, 2009	68,236.8	689.3	$206,255	$(57,988)	$(989)	$22	$(227)	$147,073

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2009	2008	2007

Cash flows from operating activities:
Net earnings	$52,572	$24,689	$34,800
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	82,494	85,521	87,383
Employee stock ownership plan compensation charge	6,755	12,413	11,225
Stock-based compensation charge	2,312	1,816	889
Loss on disposal of assets	5,009	4,820	4,232
Loss on transfer of accounts receivable related to the accounts receivable securitization	12,124	10,548	10,384
Minority interest	783	497	600
Deferred tax expense (benefit)	388	(1,650)	3,099
Other	4,714	6,408	4,431
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	65,466	(48,606)	1,105
Inventories	22,493	(40,920)	40,984
Prepaid expenses and other current assets	(120)	751	1,529
Accounts payable	(21,054)	8,523	(21,295)
Accrued interest expense	(156)	(3,572)	(1,353)
Other current liabilities	5,033	(2,497)	(26,218)
Other liabilities	(1,044)	151	819
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	109,000	103,000	100,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,231,336	1,365,655	1,156,214
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,376,336)	(1,456,655)	(1,265,214)
Net cash provided by operating activities	201,769	70,892	143,614

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(2,701)	(191)	(31,688)
Capital expenditures	(54,085)	(43,823)	(46,667)
Proceeds from sale of assets	8,199	10,874	9,830
Other	(4,643)	(2,991)	(6,540)
Net cash used in investing activities	(53,230)	(36,131)	(75,065)

Cash flows from financing activities:
Distributions	(132,581)	(127,190)	(127,072)
Issuance of common units, net of issuance costs of $401, $0 and $226, respectively	69,447	—	44,319
Proceeds from increase in long-term debt	208,259	115,249	74,568
Reductions in long-term debt	(239,555)	(92,985)	(60,942)
Net additions to (reductions in) short-term borrowings	(59,570)	67,950	5,132
Cash paid for financing costs	(3,903)	(383)	(367)
Minority interest activity	(879)	(1,539)	(1,536)
Proceeds from exercise of common unit options	—	76	1,025
Cash contribution from general partner	702	—	470
Net cash used in financing activities	(158,080)	(38,822)	(64,403)

Effect of exchange rate changes on cash	(7)	(10)	14

Increase (decrease) in cash and cash equivalents	(9,548)	(4,071)	4,160
Cash and cash equivalents - beginning of year	16,614	20,685	16,525
Cash and cash equivalents - end of year	$7,066	$16,614	$20,685

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

A.       Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (“general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). As of July 31, 2009, Ferrell Companies beneficially owns 20.3 million of Ferrellgas Partners’ outstanding common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.

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

Ferrellgas Partners’ partnership agreement includes an agreement with Ferrell Companies concerning the distribution priority on common units owned by public investors over those owned by Ferrell Companies. This provision extends to April 30, 2010 and allows Ferrellgas Partners to defer distributions on the common units held by Ferrell Companies up to an aggregate outstanding amount of $36.0 million. There have been no deferrals to date.

B.       Summary of significant accounting policies

(1)     Nature of operations:  Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. The operating partnership is the only operating subsidiary of Ferrellgas Partners.

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(3)              Principles of consolidation: The accompanying consolidated financial statements include Ferrellgas Partners’ accounts and those of its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all material intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that Ferrellgas Partners will absorb a majority of the operating partnership’s expected losses, receive a majority of the operating partnership’s expected residual returns and is the operating partnership’s primary beneficiary. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a minority interest. The wholly-owned unconsolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a special purpose entity.

(4)              Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash activities are presented below:

	For the year ended July 31,
	2009	2008	2007
CASH PAID FOR:
Interest	$83,107	$88,380	$87,035
Income taxes	$1,512	$3,841	$3,742
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$5,465	$—	$2,751
Issuance of liabilities in connection with acquisitions	$1,673	$—	$2,426
Property, plant and equipment additions	$973	$1,970	$1,187

(5)      Accounts receivable securitization: Ferrellgas has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, an accounts receivable securitization facility that is a wholly-owned unconsolidated special purpose entity. Ferrellgas retains servicing responsibilities as well as a retained interest in the transferred receivables. Ferrellgas also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. Ferrellgas has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the consolidated balance sheets.

Ferrellgas determines the fair value of its retained interest and note receivable based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas’ trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests and note receivable. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note F — Accounts and notes receivable, net and accounts receivable securitization — for further discussion of these transactions.

(6)              Inventories:  Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

(7)              Property, plant and equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note E — Supplemental financial statement information — for further discussion of property, plant and equipment.

(8)              Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment annually on January 31, or more frequently if circumstances dictate, and if impaired, written off against earnings at that time. Ferrellgas has not recognized any impairment losses as a result of these tests. For purposes of Ferrellgas’ goodwill impairment test, Ferrellgas has determined that it has one reporting unit. Ferrellgas assesses the carrying value of goodwill at its reporting unit based on an estimate of the fair value of the reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into consideration the quoted market price of Ferrellgas’ common units.

(9)              Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer lists, non-compete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas tests indefinite- lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G — Goodwill and intangible assets, net — for further discussion of intangible assets.

(10)  Derivatives and hedging activities: Ferrellgas’ overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of these derivatives fluctuates over the length of the contracts. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in our risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Ferrellgas also enters into derivative contracts that qualify for the normal purchases and normal sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Price risk management assets” or “Other current liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

(11)   Revenue recognition: Revenues from the distribution of propane and other gas liquids, including revenues from customer deposits and advances, are recognized by Ferrellgas at the time product is delivered to its customers. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable tank rentals are recognized on a straight-line basis over one year. Cooperative advertising program costs are recorded as a reduction to our revenue.

(12)  Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of earnings. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas are classified within “Equipment lease expense.” See Note E — Supplemental financial statement information — for the financial statement presentation of shipping and handling expenses.

(13) Cost of product sold: “Cost of product sold — propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs related to the refurbishment of Ferrellgas’ portable propane tanks. “Cost of product sold — other” primarily includes costs related to the sale of propane appliances and equipment.

(14)   Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(15)   General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives and employees and other overhead expense related to centralized corporate functions.

(16)          Unit and stock-based compensation:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Due to the limited number of employees eligible to participate in the UOP, there is only one group of employees. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the year ended July 31, 2009, the portion of the total non-cash compensation charge relating to the UOP was $15 thousand and related to fiscal 2009 grants of unit options to acquire 0.3 million common units. During the years ended July 31, 2008 and 2007, no compensation charge relating to the UOP was recognized as all options outstanding at that time were fully vested.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas stock-compensation plan; however, in accordance with Ferrellgas’ partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2009, 2008 and 2007, the portion of the total non-cash compensation charge relating to the ICP was $2.3 million, $1.8 million and $0.9 million, respectively.

Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies; therefore, there is no earnings per share dilution of Ferrellgas. The ICP stock options vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the retirement of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model.

(17)   Income taxes: Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with four subsidiaries that are taxable corporations. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the accompanying consolidated financial statements of Ferrellgas Partners reflect federal income taxes related to the above mentioned taxable corporations only. Recent legislation in certain states of operation allows for taxation of partnerships. As such, the accompanying consolidated financial statements of Ferrellgas Partners also reflect state income taxes resulting from this legislation. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement and differences between Ferrellgas Partners financial reporting year end and its calendar tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2009	2008	2007
Current expense	$1,904	$1,732	$3,461
Deferred expense (benefit)	388	(1,650)	3,099
Income tax expense	$2,292	$82	$6,560

Deferred taxes consisted of the following:

	2009	2008
Deferred tax assets	$877	$4,065
Deferred tax liabilities	(1,889)	(4,689)
Net deferred tax liability	$(1,012)	$(624)

On July 12, 2007, the governor of the state of Michigan signed into law a new Michigan Business Tax (the “MBT Act”), which provided a comprehensive restructuring of Michigan’s principal business tax regime. The main provision of the MBT Act imposed a new two-part tax on business income and modified gross receipts that is accounted for as an income tax in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Although the effective date of the MBT was January 1, 2008, SFAS 109 required all effects of a tax law change be accounted for in the period of the law’s enactment. As a result, during the fourth quarter of fiscal 2007 Ferrellgas recognized a one time increase in its deferred tax expense of $2.8 million. During fiscal 2008, the Governor of the State of Michigan signed into law a one-time credit for this Michigan Business Tax law. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.

(18)   Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19)   Net earnings per common unit:  Net earnings per common unit is computed by dividing net earnings, after deducting the general partner’s 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note N — Earnings per common unit — for further discussion about these calculations.

(20)   Segment information: Ferrellgas is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(21)   New accounting standards: SFAS No. 165, “Subsequent Events” provides guidance on management’s assessment of subsequent events and clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. The adoption of this statement during fiscal 2009 did not have a significant impact on Ferrellgas’ financial position or results of operations. See additional disclosures relating to subsequent events in Note P — Subsequent events.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” amends the derecognition guidance in SFAS No. 140 to improve the accounting for transfers of financial assets. This statement is effective for financial asset transfers that occur in fiscal years beginning after November 15, 2009. Ferrellgas is currently evaluating the potential impact of this statement.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” amends the consolidation guidance that applies to variable interest entities and will significantly affect the overall consolidation analysis under FASB Interpretation 46(R). This statement is effective for fiscal years beginning after November 15, 2009. Ferrellgas is currently evaluating the potential impact of this statement.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” establishes the authoritative reference for nongovernmental U.S. GAAP and modifies the previous four-level GAAP hierarchy to include only two levels. This statement is effective for interim and annual periods ending after September 15, 2009. Ferrellgas does not expect the adoption of this statement in fiscal 2010 to have a material impact on its financial position or results of operations.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” enhances disclosure requirements for derivative instruments and hedging activities. The adoption of this statement during fiscal 2009 did not have a significant impact on Ferrellgas’ financial position or results of operations. See additional disclosures relating to commodity derivative and financial derivative transactions in Note J — Derivatives.

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement during fiscal 2009 did not have a significant impact on Ferrellgas’ financial position or results of operations. See disclosure of Ferrellgas’ fair value measurements commodity derivative and financial derivative transactions in Note J — Derivatives.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. The adoption of this statement was effective August 1, 2008; however, Ferrellgas has not elected the fair value option for any of its financial assets or liabilities.

SFAS No. 141(R), “Business Combinations” (a replacement of SFAS No. 141, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ferrellgas does not expect the adoption of this statement in fiscal 2010 to have a material impact on its financial position or results of operations.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Ferrellgas does not expect the adoption of this statement in fiscal 2010 to have a material impact on its financial position or results of operations.

FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation No. 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. The adoption of this FSP during fiscal 2009 did not have a significant impact on Ferrellgas’ financial position or results of operations.

EITF No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” addresses the computation of incentive distribution rights and the appropriate allocation of these rights to current period earnings in the computation of earnings per share. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Ferrellgas does not expect the adoption of this statement in fiscal 2010 to have a material impact on its financial position or results of operations.

C.       Business combinations

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

During fiscal 2009, Ferrellgas acquired propane distribution assets with an aggregate value of $10.0 million in the following four transactions:

•                   Lorensen Propane Gas, Inc., based in California, acquired September 2008;

•                   HBH Gas Systems, LLC — Austin’s Colony Phase 5, based in Texas, acquired September 2008;

•                   Ottawa Cooperative, based in Kansas, acquired May 2009; and

•                   Town & Country Propane, Inc, based in Missouri, acquired July 2009.

These acquisitions were funded by $2.7 million in cash payments, the issuances of $1.8 million of liabilities and other costs and considerations, and $5.5 million of common units, net of issuance costs.

The aggregate fair values of these four transactions were allocated as follows:

Customer tanks, buildings, land and other	$3,031
Non-compete agreements	1,438
Customer lists	5,475
Working capital	6
$9,950

The estimated fair values and useful lives of assets acquired are based on a preliminary internal valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired.

During fiscal 2008, Ferrellgas had no acquisitions of propane distribution assets.

During fiscal 2007, Ferrellgas acquired propane distribution assets with an aggregate value of $36.2 million in the following nine transactions:

•                   Pacer-Valley Propane, LLC, based in California, acquired August 2006;

•                   Lake Propane, based in California, acquired August 2006;

•                   Pacific Propane Service, Inc., based in California, acquired August 2006;

•                   Twin Ports Energy, Inc., based in Wisconsin, acquired October 2006;

•                   Getman’s Gas Company, Inc., based in New York, acquired October 2006;

•                   Yankee Gas, LLC, based in Massachusetts, acquired October 2006;

•                   Great Dane Propane, Inc., based in Florida, acquired October 2006;

•                   Puget Sound Propane, based in Washington, acquired December 2006; and

•                   Reliance Bottle Gas, Inc., based in Ohio, acquired June 2007.

These acquisitions were funded by $31.7 million in cash payments, the issuances of $2.5 million of liabilities and other costs and considerations, and $2.0 million of common units, net of issuance costs.

The aggregate fair values of these nine transactions were allocated as follows:

Customer tanks, buildings, land and other	$11,567
Non-compete agreements	2,072
Customer lists	18,178
Goodwill	3,649
Working capital	712
$36,178

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

The publicly held common units have certain distribution preference rights over the common units held by Ferrell Companies. Ferrell Companies has granted Ferrellgas Partners the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36.0 million. This distribution deferral agreement, which has not been utilized, expires April 30, 2010. The ability to defer distributions to Ferrell Companies provides Ferrellgas Partners’ public common unitholders distribution support. This distribution support is available if Ferrellgas Partners’ available cash for any fiscal quarter is insufficient to pay all of the common unitholders their quarterly distribution. Ferrellgas Partners would first pay a distribution to the publicly-held common units. Any remaining available cash would then be used to pay a distribution on the common units held by Ferrell Companies. Any quarterly distribution paid per unit to the publicly-held common units that is not able to be paid on the Ferrell Companies-owned common units would be deferred, within certain limits, and paid to Ferrell Companies in future quarters when available cash is sufficient. If insufficient available cash should exist for a particular quarter, or any previous deferred distributions to Ferrell Companies remain outstanding, the distribution declared per common unit may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. If the cumulative amount of deferred quarterly distributions to Ferrell Companies were to reach $36.0 million, the common units held by Ferrell Companies would then be paid in the same priority as the publicly-held common units. After payment of all required distributions for any subsequent period, Ferrellgas Partners would use any remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies. Reductions in amounts previously deferred, if any, would then again be available for future deferrals to Ferrell Companies through April 30, 2010.

E.         Supplemental financial statement information

Inventories consist of the following:

	2009	2008
Propane gas and related products	$109,606	$128,776
Appliances, parts and supplies	20,202	23,525
Inventories	$129,808	$152,301

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of July 31, 2009, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 87.9 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated
	useful lives	2009	2008
Land	Indefinite	$30,414	$30,840
Land improvements	2-20	10,858	10,585
Buildings and improvements	20	64,392	63,777
Vehicles, including transport trailers	8-20	92,914	96,351
Bulk equipment and district facilities	5-30	100,123	97,489
Tanks, cylinders and customer equipment	2-30	767,682	761,065
Computer and office equipment	2-5	115,343	116,873
Construction in progress	n/a	5,853	9,575
		1,187,579	1,186,555
Less: accumulated depreciation		521,044	501,227
Property, plant and equipment, net		$666,535	$685,328

Depreciation expense totaled $62.3 million, $64.6 million, and $64.8 million for fiscal 2009, 2008 and 2007, respectively.

Other current liabilities consist of the following:

	2009	2008
Accrued interest	$19,719	$19,875
Accrued payroll	23,395	12,621
Customer deposits and advances	23,115	25,065
Other	42,534	50,293
Other current liabilities	$108,763	$107,854

Loss on disposal of assets and other consist of the following:

	For the year ended July 31,
	2009	2008	2007
Loss on disposal of assets	$5,009	$4,820	$4,232
Loss on transfer of accounts receivable related to the accounts receivable securitization	12,124	10,548	10,384
Service income related to the accounts receivable securitization	(4,091)	(4,118)	(3,794)
Loss on disposal of assets and other	$13,042	$11,250	$10,822

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2009	2008	2007
Operating expense	$178,218	$171,938	$163,193
Depreciation and amortization expense	4,915	5,096	5,308
Equipment lease expense	17,541	22,703	23,465
	$200,674	$199,737	$191,966

F.     Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2009	2008
Accounts receivable	$33,903	$127,975
Note receivable from Ferrellgas Receivables	52,038	—
Retained interest	24,979	22,753
Other	284	330
Less: allowance for doubtful accounts	(4,294)	(5,977)
Accounts and notes receivable, net	$106,910	$145,081

During April 2009, Ferrellgas renewed its accounts receivable securitization facility with JPMorgan Chase Bank, N.A., JS Siloed Trust and Fifth Third Bank for an additional 364-day commitment. As part of this renewed facility, the operating partnership transfers a portion of its trade accounts receivable to Ferrellgas Receivables, which finances its acquisition of the trade receivable assets by issuing beneficial interests in (securitizing) the receivables to a commercial paper conduit for proceeds of up to $145.0 million. The operating partnership does not provide any guarantee or similar support to the collectability of these receivables. The operating partnership structured the facility using a wholly-owned, unconsolidated special purpose entity in order to facilitate the transaction while complying with Ferrellgas’ various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, the operating partnership remits daily to this special purpose entity funds collected on the trade receivables held by Ferrellgas Receivables.

The operating partnership transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	2009	2008
Trade accounts receivable transferred from the operating partnership	$118,982	$97,333

Note payable to the operating partnership	$52,038	$—

The operating partnership’s consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of July 31, 2009, the operating partnership had received proceeds from trade accounts receivable sales of $37.0 million with the ability to receive proceeds of an additional $4.0 million.

Other accounts receivable securitization activity consists of the following:

	For the year ended July 31,
	2009	2008	2007
Net non-cash activity	$8,033	$6,430	$2,964
Bad debt expense	$600	$—	$202

The net non-cash activity reported in “Loss on disposal of assets and other” in the consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note E — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.6% and 4.65% as of July 31, 2009 and 2008, respectively.

G.  Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2009			July 31, 2008
	Gross carrying amount	Accum- ulated amortization	Net	Gross carrying amount	Accum- ulated amortization	Net
Goodwill, net	$248,939	$—	$248,939	$248,939	$—	$248,939

Intangible Assets, net
Amortized intangible assets
Customer lists	$368,716	$(225,038)	$143,678	$363,242	$(207,107)	$156,135
Non-compete agreements	44,481	(36,957)	7,524	43,042	(35,081)	7,961
Other	3,584	(1,860)	1,724	3,572	(1,502)	2,070
	416,781	(263,855)	152,926	409,856	(243,690)	166,166

Unamortized intangible assets
Trade names & trademarks	59,111	—	59,111	59,107	—	59,107
Total intangible assets, net	$475,892	$(263,855)	$212,037	$468,963	$(243,690)	$225,273

Customer lists have estimated lives of 15 years, while non-compete agreements and other intangible assets have estimated lives ranging from two to ten years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives.

Aggregate amortization expense:

For the year ended July 31,

2009	$20,166
2008	20,970
2007	22,553

Estimated amortization expense:

For the year ended July 31,

2010	$19,298
2011	19,141
2012	18,693
2013	18,142
2014	14,874

H. Debt

Short-term borrowings

Ferrellgas classified a portion of its unsecured credit facility due April 2010 borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2009 and 2008, $66.2 million and $125.7 million, respectively, were classified as short-term borrowings. For further discussion see the unsecured credit facility section below.

Long-term debt

Long-term debt consisted of the following:

	2009	2008
Senior notes
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013 (1)	$152,000	$204,000
Fixed rate, 8.75%, due 2012, net of unamortized premium of $1,091 and $1,471 at July 31, 2009 and 2008, respectively (2)	269,091	269,471
Fixed rate, Series C, 8.87%, due 2009 (3)	73,000	73,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $26,458 and $518 at July 31, 2009 and 2008, respectively (4)	423,542	249,482

Credit facility, variable interest rate, expiring 2010 (net of $66.2 million and $125.7 million classified as short-term borrowings at July 31, 2009 and 2008, respectively)	88,541	235,270

Notes payable, 8.4% and 7.9% weighted average interest rate in 2009 and 2008, respectively, due 2009 to 2016, net of unamortized discount of $1,301 and $1,160 at July 31, 2009 and 2008, respectively	5,321	5,864

Capital lease obligations	—	29
	1,011,495	1,037,116
Less: current portion, included in other current liabilities on the consolidated balance sheets	1,422	2,397
Long-term debt	$1,010,073	$1,034,719

(1)

The operating partnership’s fixed rate senior notes issued in August 1998 are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the series D and E notes are due on August 1, 2010 and 2013, respectively. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(2)

On September 24, 2002, Ferrellgas Partners issued $170.0 million of its fixed rate senior notes. On December 18, 2002, Ferrellgas Partners issued $48.0 million of its fixed rate senior notes with a debt premium of $1.7 million that will be amortized to interest expense through 2012. On June 10, 2004 Ferrellgas Partners issued $50.0 million of its fixed rate senior notes with a debt premium of $1.6 million that will be amortized to interest expense through 2012. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

(3)

The operating partnership’s fixed rate senior notes issued in February 2000 are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the series C notes is due on August 1, 2009.

(4)

On April 20, 2004, the operating partnership issued $250.0 million of its fixed rate senior notes with a debt discount of $0.9 million that will be amortized to interest expense through 2014. On August 4, 2008, the operating partnership issued $200.0 million of its fixed rate senior notes with a debt discount of $30.0 million that will be amortized to interest expense through 2014. These notes are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount is due on May 1, 2014. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

Senior notes

During August 2007, Ferrellgas made a scheduled principal payment of $90.0 million of the 8.78% Series B senior notes using proceeds from borrowings on the unsecured credit facility due April 2010.

During August 2008, Ferrellgas made scheduled principal payments of $52.0 million on the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due April 2010.

During August 2008, Ferrellgas issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this transaction were used to reduce outstanding indebtedness under the unsecured credit facility due April 2010.

See Note P — Subsequent events for a discussion on senior note principal payments and new long term debt issuances.

Unsecured credit facility

Ferrellgas’ $448.0 million unsecured credit facility matures April 22, 2010. Borrowings under this facility are available for working capital, acquisition, capital expenditure, long-term debt repayment, and general partnership purposes. The credit facility has a letter of credit sub-facility with availability of up to $150.0 million.

As of July 31, 2009 and 2008, Ferrellgas had total borrowings outstanding under this unsecured credit facility due April 2010 of $154.7 million and $361.0 million, respectively, of which $88.5 million and $235.3 million, respectively, were classified as long-term debt. See footnote P — Subsequent events for a discussion of the classification of this portion of the unsecured credit facility as long term.

Borrowings under the unsecured credit facility due April 2010 had a weighed average interest rate of 2.19% and 4.72% at July 31, 2009 and 2008, respectively. These borrowings bear interest, at Ferrellgas’ option, at a rate equal to either:

•                           the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2009, the federal funds rate and Bank of America’s prime rate were 0.18% and 3.25%, respectively); or

•                           the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2009, the one-month and three-month Eurodollar Rates were 0.45% and 0.75%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of the unsecured credit facility due April 2010 at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2009, the commitment fee per annum rate was 0.375%).

Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2008 totaled $42.3 million and were used primarily for insurance arrangements. At July 31, 2009, Ferrellgas had available letter of credit remaining capacity of $105.6 million. Ferrellgas incurred commitment fees of $0.9 million, $0.4 million and $0.6 million in fiscal 2009, 2008 and 2007, respectively.

During May 2007, the operating partnership entered into a new unsecured credit facility with additional borrowing capacity of up to $150.0 million, which was scheduled to mature on August 1, 2009. During April 2009, Ferrellgas terminated this facility and paid down its total borrowings outstanding of $95.0 million using borrowing capacity available under the unsecured credit facility due April 2010.

During April 2008, Ferrellgas amended its unsecured credit facility due April 2010, increasing its borrowing capacity by $73.0 million and bringing its total borrowing capacity to $448.0 million.

During October 2008, Ferrellgas amended its unsecured credit facility due April 2010 increasing the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate credit facility commitment. The amendment also requires Ferrellgas to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.

See Note P — Subsequent events for further discussion about the unsecured credit facility due April 2010 and its replacement with a new secured credit facility.

Covenants

The senior notes and the unsecured credit facility due April 2010 agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas Partners is prohibited from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. As of July 31, 2009, Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the year ended July 31,	Scheduled annual principal payments
2010	$1,422
2011	1,271
2012	269,191
2013	25,131
2014	450,621
Thereafter	290,527
Total	$1,038,163

See Note P — Subsequent events for discussion about the classification of long-term debt maturities.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of these instruments. The estimated fair value of Ferrellgas’ long-term debt was $1,045.9 million and $1,098.4 million as of July 31, 2009 and 2008, respectively. The fair value is estimated based on quoted market prices.

I.   Partners’ capital

As of July 31, 2009 and 2008, limited partner units were beneficially owned by the following:

	2009	2008
Third parties (1)	43,555,614	38,300,533
Ferrell Companies (2)	20,080,776	20,080,776
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,353,475	4,333,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”
(2)	Ferrell Companies is the owner of the general partner and a 29% owner of Ferrellgas’ common units and thus a related party.
(3)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.
(5)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of the general partner and thus a related party.

Together these limited partner units represent Ferrellgas Partner’s limited partners’ interest and an effective 98% economic interest in Ferrellgas Partners, exclusive of the general partners’ incentive distribution rights. The general partner has an effective 2% interest in Ferrellgas Partners, excluding incentive distribution rights. Since ongoing distributions have not yet reached the levels required to commence payment of incentive distribution rights to the general partner, distributions to the partners from operations or interim capital transactions will generally be made in accordance with the above percentages. In liquidation, allocations and distributions will be made in accordance with each common unitholder’s positive capital account.

The common units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners and to exercise the other rights or privileges available to such holders under the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated February 18, 2003 (the “Partnership Agreement”). Under the terms of the Partnership Agreement, holders of common units have limited voting rights on matters affecting the business of Ferrellgas Partners. Generally, persons owning 20% or more of Ferrellgas Partners’ outstanding common units cannot vote; however, this limitation does not apply to those common units owned by the general partner or its “affiliates,” as such term is defined in the Partnership Agreement.

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

Common unit and general partner distributions

Ferrellgas Partners has paid the following distributions:

	For the year ended July 31,
	2009	2008	2007
Third parties	$81,922	$76,646	$76,562
Ferrell Companies	40,160	40,160	40,162
FCI Trading	392	392	391
Ferrell Propane	104	104	102
Mr. Ferrell	8,678	8,616	8,584
General partner	1,325	1,272	1,271
	$132,581	$127,190	$127,072

On August 28, 2009, Ferrellgas declared a cash distribution of $0.50 per common unit for the three months ended July 31, 2009, which was paid on September 14, 2009. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$10,040
FCI Trading	98
Ferrell Propane	26
Mr. Ferrell	2,177
General partner	345

See additional discussions about transactions with related parties in Note K — Transactions with related parties.

Common unit issuances

In February 2009, Ferrellgas completed a registered public offering of 5.0 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.5 million common units and an over allotment offering of 0.5 million common units. The net proceeds received from this offering of $69.4 million were used to reduce long term borrowings under Ferrellgas’ unsecured credit facility.

During fiscal 2009, Ferrellgas issued 0.3 million common units valued at $5.5 million in connection with acquisitions.

Other comprehensive income (“OCI”)

See Note J — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the year ended July 31, 2009.

J.  Derivatives

Commodity Price Risk Management

Ferrellgas’ risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

Ferrellgas’ risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas’ positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas’ gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.

Ferrellgas’ risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded by Ferrellgas prior to settlement.

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the consolidated statements of earnings in “Cost of goods sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the years ended July 31, 2009, 2008 and 2007, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of financial derivative instruments are classified gross on the consolidated balance sheets as “Price risk management assets” and “Other current liabilities” as follows:

	2009	2008
Derivatives – Price risk management assets	$3,391	$26,086
Derivatives – Price risk management liabilities	$4,380	$7,337

Ferrellgas had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

For the year ended July 31,
2009
Fair value loss adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(186,449)
Reclassification of net losses originally recorded within OCI to Cost of product sold — propane and other gas liquids	$(166,711)

The fair value losses reported above relate to the significant decrease in wholesale propane prices that occurred during fiscal 2009. Assuming a minimal change in future market prices, Ferrellgas expects to reclassify net losses of approximately $1.0 million to earnings during the next year. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception under SFAS 133.

During the years ended July 31, 2009, 2008 and 2007, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2009, Ferrellgas had financial derivative contracts covering 0.7 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the year ended July 31, 2009, four counterparties represented 85% of net settled cash flow hedging positions reported in “Cost of goods sold — propane and other gas liquids sales.” During the year ended July 31, 2009, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

Ferrellgas considers over-the-counter derivative instruments entered into directly with third parties as Level 2 valuation since the values of these derivatives are quoted by third party brokers and are on an exchange for similar transactions. The market prices used to value Ferrellgas’ derivatives have been determined using independent third party prices, readily available market information, broker quotes, and appropriate valuation techniques.

At July 31, 2009 and 2008, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined within SFAS 157. All financial derivatives assets and liabilities were non-trading positions.

K.    Transactions with related parties

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the consolidated statements of earnings as follows:

	For the year ended July 31,
	2009	2008	2007

Operating expense	$217,374	$185,576	$202,824

General and administrative expense	$23,801	$27,203	$26,542

Ferrellgas has a subleasing and a shared services agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by Mr. Ferrell. During the year ended July 31, 2009, Ferrellgas received payments totaling $0.3 million for services provided to and sublease revenue receipts from Samson. No payments were received from Samson during the years ended July 31, 2008 and 2007.

During fiscal 2009, Ferrellgas paid Fleishman-Hillard Inc. $0.2 million for marketing and communications services. Elizabeth Solberg, a member of the general partner’s board of directors, serves as the General Manager of Fleishman-Hillard Inc.

See additional discussions about transactions with related parties in Note I — Partners’ capital.

L.     Contingencies and commitments

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

Ferrellgas has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes. The plaintiffs in each case generally allege that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased related to its Blue Rhino branded propane tank exchange activities. The cases have generally been stayed until motions are heard regarding coordination for multidistrict treatment in a single court prior to trial. Based on Ferrellgas’ business and consumer notification practices in its Blue

Rhino tank exchange operations, Ferrellgas believes that all of these claims are without merit and intends to defend the claims vigorously.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and its unsecured credit facility. See Note H — Debt — for a description of these debt obligations and a schedule of future maturities.

Operating lease commitments and buyouts

Ferrellgas leases certain property, plant and equipment under non-cancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas’ third-party leases with terms in excess of one year for the periods indicated. These arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks.

Ferrellgas is required to recognize a liability for the fair value of guarantees issued after December 31, 2002. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $0.7 million as of July 31, 2009. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $10.0 million as of July 31, 2009. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2009:

	Future minimum rental and buyout amounts by fiscal year
	2010	2011	2012	2013	2014	Thereafter

Operating lease obligations	$22,246	$15,475	$8,431	$5,590	$4,734	$11,137
Operating lease buyouts	$8,641	$5,323	$2,827	$357	$784	$1,418

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $38.6 million, $44.3 million, and $45.3 million for fiscal 2009, 2008 and 2007, respectively.

M.  Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $6.8 million, $12.4 million and $11.2 million during fiscal 2009, 2008 and 2007, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all full time employees. With the establishment of the ESOP in July 1998, Ferrellgas suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2009, 2008 and 2007 were $2.7 million, $2.6 million, and $3.0 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2009, 2008 and 2007 other comprehensive income and other liabilities were adjusted by $(6.0) thousand $(0.1) million and $(0.4) million, respectively.

N.    Earnings per common unit

Below is a calculation of the basic and diluted net earnings available per common unit in the consolidated statements of earnings for the periods indicated. In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 typically impacts only the three months ending January 31. There was not a dilutive effect from EITF 03-6 on basic net earnings per common unit for total earnings for fiscal 2009, 2008 and 2007.

	For the year ended July 31,
	2009	2008	2007
Net earnings available to common unitholders	$52,046	$24,442	$34,452

Weighted average common units outstanding (in thousands)	65,540.7	62,959.5	62,755.8

Dilutive securities	72.7	11.0	18.0

Weighted average common units outstanding plus dilutive securities	65,613.4	62,970.5	62,773.8

Basic and diluted net earnings available per common unit	$0.79	$0.39	$0.55

O.   Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter revenues, gross margin from propane and other gas liquids sales and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of net earnings (loss) available to common unitholders by quarter do not equal the total net earnings available to common unitholders for the year due to the effect of EITF 03-6 on quarterly computations of earnings available to common unitholders in the second quarter of fiscal 2009 and 2008. See Note N — Earnings per common unit — for further discussion of this calculation. The sum of net earnings (loss) per common unit by quarter may not equal the net earnings (loss) per common unit for the year due to variations in the weighted average units outstanding used in computing such amounts.

For the year ended July 31, 2009

	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$480,074	$715,625	$561,133	$312,690
Gross margin from propane and other gas liquids sales (a)	119,143	219,009	165,969	118,164
Net earnings (loss)	(14,887)	69,652	32,864	(35,057)
Net earnings (loss) available to common unitholders	(14,738)	58,019	32,535	(34,707)

Basic and diluted earnings (loss) per common unit available to common unitholders	$(0.23)	$0.92	$0.48	$(0.51)

For the year ended July 31, 2008

	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$394,916	$763,968	$712,090	$419,715
Gross margin from propane and other gas liquids sales (a)	106,416	179,932	165,968	111,047
Net earnings (loss)	(22,900)	51,198	35,171	(38,780)
Net earnings (loss) available to common unitholders	(22,671)	47,541	34,819	(38,392)

Basic and diluted earnings (loss) per common unit available to common unitholders	$(0.36)	$0.76	$0.55	$(0.61)

(a) Gross margin from “Propane and other gas liquids sales” represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

P. Subsequent events

During August 2009, Ferrellgas made scheduled principal payments of $73.0 million on the 8.87% Series C senior notes using availability under its unsecured credit facility due April 2010.

During September 2009, Ferrellgas issued $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par. Ferrellgas then gave early redemption notice to the holders of its $82.0 million 7.24% series D notes due August 1, 2010 and its $70.0 million 7.42% series E notes due August 1, 2013. The principal amount of these senior notes and the related prepayment penalties are expected to be funded with the proceeds from the new senior notes offering with remaining proceeds used to reduce borrowings on Ferrellgas’ unsecured credit facility due April 2010.

During September 2009, Ferrellgas and several banks and other financial institutions executed into escrow a Credit Agreement (“Credit Agreement”) which will be released from escrow pending certain closing conditions. The Credit Agreement is intended to replace Ferrellgas’ existing unsecured credit facility. The Credit Agreement, at closing, will provide for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. The obligations under such credit facility will be secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s receivables securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations will also be guaranteed by the general partner and certain subsidiaries of the operating partnership. The secured revolving credit facility will mature on the third anniversary of the closing date for such facility.

During September 2009, Ferrellgas acquired Vanson, LLC, based in Michigan. The propane distribution assets acquired have an aggregate value of $45.1 million. This acquisition was funded by $36.6 million in cash payments, the issuance of $5.4 million of liabilities and other costs and considerations, and $3.1 million of common units, net of issuance costs.

Ferrellgas has evaluated events and transactions for subsequent events disclosures occurring after the balance sheet date through its Form 10-K filing on September 28, 2009 with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Partners Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P., referred to herein as the “Company”) as of July 31, 2009 and 2008, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE

Kansas City, Missouri
September 28, 2009

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31,
	2009	2008

ASSETS
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	5,594	5,149

Accumulated deficit	(5,594)	(5,149)
Total stockholder’s equity	$1,000	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF EARNINGS

	For the year ended July 31,
	2009	2008	2007

General and administrative expense	$445	$992	$444

Net loss	$(445)	$(992)	$(444)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity

July 31, 2006	1,000	$1,000	$3,713	$(3,713)	$1,000
Capital contribution	—	—	444	—	444
Net loss	—	—	—	(444)	(444)
July 31, 2007	1,000	1,000	4,157	(4,157)	1,000
Capital contribution	—	—	992	—	992
Net loss	—	—	—	(992)	(992)
July 31, 2008	1,000	1,000	5,149	(5,149)	1,000
Capital contribution	—	—	445	—	445
Net loss	—	—	—	(445)	(445)
July 31, 2009	1,000	$1,000	$5,594	$(5,594)	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(445)	$(992)	$(444)
Cash used in operating activities	(445)	(992)	(444)

Cash flows from financing activities:
Capital contribution	445	992	444
Cash provided by financing activities	445	992	444

Change in cash	—	—	—
Cash - beginning of year	1,000	1,000	1,000
Cash - end of year	$1,000	$1,000	$1,000

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

B.

Commitment

On September 24, 2002, the Partnership issued $170.0 million of 8 3/4% senior notes due 2012. On December 18, 2002, the Partnership issued an additional $48.0 million of 8 3/4% senior notes due 2012. On June 10, 2004, the Partnership issued an additional $50.0 million of 8 3/4% senior notes due 2012. The Partnership may redeem some or all of the aggregate principle amount of the notes at any time on or after June 15, 2007.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $2,194 associated with the net operating loss carryforward of $5,641, which expire at various dates through July 31, 2029, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2009, 2008 or 2007, and there is no net deferred tax asset as of July 31, 2009 and 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and Subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) as of July 31, 2009 and 2008, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of Ferrellgas’ management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ferrellgas’ internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2009 expressed an unqualified opinion on Ferrellgas’ internal control over financial reporting.

/s/ DELOITTE & TOUCHE

Kansas City, Missouri

September 28, 2009

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,050	$16,545
Accounts and notes receivable (net of allowance for doubtful accounts of $4,294 and $5,977 at 2009 and 2008, respectively)	106,910	145,081
Inventories	129,808	152,301
Price risk management assets	3,391	26,086
Prepaid expenses and other current assets	10,965	10,251
Total current assets	258,124	350,264

Property, plant and equipment, net	666,535	685,328
Goodwill	248,939	248,939
Intangible assets, net	212,037	225,273
Other assets, net	17,414	16,817
Total assets	$1,403,049	$1,526,621

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$49,337	$71,348
Short-term borrowings	66,159	125,729
Other current liabilities	105,661	104,790
Total current liabilities	221,157	301,867

Long-term debt	740,982	765,248
Other liabilities	19,300	23,237
Contingencies and commitments (Note L)	—	—

Partners’ capital:
Limited partner	418,532	413,507
General partner	4,272	4,220
Accumulated other comprehensive income (loss)	(1,194)	18,542
Total partners’ capital	421,610	436,269
Total liabilities and partners’ capital	$1,403,049	$1,526,621

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

	For the year ended July 31,
	2009	2008	2007

Revenues:
Propane and other gas liquids sales	$1,829,653	$2,055,281	$1,757,423
Other	239,869	235,408	235,017
Total revenues	2,069,522	2,290,689	1,992,440

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,207,368	1,491,918	1,147,169
Cost of product sold - other	152,853	136,478	157,223
Operating expense	400,407	371,819	380,563
Depreciation and amortization expense	82,494	85,521	87,383
General and administrative expense	41,382	45,612	44,870
Equipment lease expense	18,406	24,478	26,142
Employee stock ownership plan compensation charge	6,755	12,413	11,225
Loss on disposal of assets and other	13,042	11,250	10,822

Operating income	146,815	111,200	127,043

Interest expense	(65,785)	(63,001)	(64,201)
Other income (expense), net	(1,321)	1,039	3,145

Earnings before income taxes	79,709	49,238	65,987

Income tax expense	2,208	6	6,560

Net earnings	$77,501	$49,232	$59,427

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

Balance at July 31, 2006	$533,095	$5,435	$2,126	$21	$(767)	$539,910

Contributions in connection with ESOP and stock-based compensation charges	11,992	122	—	—	—	12,114

Quarterly distributions	(150,522)	(1,536)	—	—	—	(152,058)

Cash contributed by Ferrellgas Partners and the general partner	46,100	470	—	—	—	46,570

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	2,009	28	—	—	—	2,037

Comprehensive income:
Net earnings	58,827	600	—	—	—	59,427
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	5,055	—	—
Reclassification of derivatives to earnings	—	—	(2,126)	—	—
Foreign currency translation adjustment	—	—	—	14	—
Tax effect on foreign currency translation adjustment	—	—	—	(5)	—
Pension liability adjustment	—	—	—	—	418	3,356
Comprehensive income						62,783

Balance at July 31, 2007	501,501	5,119	5,055	30	(349)	511,356

Contributions in connection with ESOP and stock-based compensation charges	14,086	143	—	—	—	14,229

Quarterly distributions	(150,815)	(1,539)	—	—	—	(152,354)

Comprehensive income:
Net earnings	48,735	497	—	—	—	49,232
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	18,749	—	—
Reclassification of derivatives to earnings	—	—	(5,055)	—	—
Foreign currency translation adjustment	—	—	—	(10)	—
Tax effect on foreign currency translation adjustment	—	—	—	6	—
Pension liability adjustment	—	—	—	—	116	13,806
Comprehensive income						63,038

Balance at July 31, 2008	413,507	4,220	18,749	26	(233)	436,269

Contributions in connection with ESOP and stock-based compensation charges	8,975	92	—	—	—	9,067

Quarterly distributions	(156,031)	(1,592)	—	—	—	(157,623)

Cash contributed by Ferrellgas Partners and the general partner	69,848	713	—	—	—	70,561

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	5,515	56	—	—	—	5,571

Comprehensive income:
Net earnings	76,718	783	—	—	—	77,501
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	(186,449)	—	—
Reclassification of derivatives to earnings	—	—	166,711	—	—
Foreign currency translation adjustment	—	—	—	(7)	—
Tax effect on foreign currency translation adjustment	—	—	—	3	—
Pension liability adjustment	—	—	—	—	6	(19,736)
Comprehensive income						57,765

Balance at July 31, 2009	$418,532	$4,272	$(989)	$22	$(227)	$421,610

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2009	2008	2007

Cash flows from operating activities:
Net earnings	$77,501	$49,232	$59,427
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	82,494	85,521	87,383
Employee stock ownership plan compensation charge	6,755	12,413	11,225
Stock-based compensation charge	2,312	1,816	889
Loss on disposal of assets	5,009	4,820	4,232
Loss on transfer of accounts receivable related to the accounts receivable securitization	12,124	10,548	10,384
Deferred tax expense (benefit)	388	(1,650)	3,099
Other	4,463	6,151	4,185
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	65,466	(48,606)	1,105
Inventories	22,493	(40,920)	40,984
Prepaid expenses and other current assets	(118)	755	1,528
Accounts payable	(21,054)	8,523	(21,295)
Accrued interest expense	(156)	(3,572)	(1,353)
Other current liabilities	4,995	(2,380)	(26,186)
Other liabilities	(1,044)	151	819
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	109,000	103,000	100,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,231,336	1,365,655	1,156,214
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,376,336)	(1,456,655)	(1,265,214)
Net cash provided by operating activities	225,628	94,802	167,426

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(2,706)	(191)	(31,715)
Capital expenditures	(54,085)	(43,823)	(46,667)
Proceeds from sale of assets	8,199	10,874	9,830
Other	(4,643)	(2,991)	(6,540)
Net cash used in investing activities	(53,235)	(36,131)	(75,092)

Cash flows from financing activities:
Distributions	(157,623)	(152,354)	(152,058)
Contributions from partners	70,561	—	46,570
Proceeds from increase in long-term debt	208,259	115,249	74,568
Reductions in long-term debt	(239,555)	(92,985)	(60,942)
Net additions to (reductions in) short-term borrowings	(59,570)	67,950	5,132
Cash paid for financing costs	(3,953)	(383)	(86)
Net cash used in financing activities	(181,881)	(62,523)	(86,816)

Effect of exchange rate changes on cash	(7)	(10)	14

Increase (decrease) in cash and cash equivalents	(9,495)	(3,862)	5,532
Cash and cash equivalents - beginning of year	16,545	20,407	14,875
Cash and cash equivalents - end of year	$7,050	$16,545	$20,407

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

B.       Summary of significant accounting policies

(1)     Nature of operations: Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas, L.P. serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(3)              Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all material intercompany accounts and transactions. Ferrellgas, L.P.

consolidates the following wholly-owned taxable corporations: Blue Rhino Global Sourcing, Inc. and Blue Rhino Canada, Inc. Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated subsidiary, is a special purpose entity.

(4)              Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash activities are presented below:

	For the year ended July 31,
	2009	2008	2007
CASH PAID FOR:
Interest	$59,626	$64,922	$63,584
Income taxes	$1,374	$3,766	$3,742
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$5,515	$—	$2,009
Issuance of liabilities in connection with acquisitions	$1,673	$—	$2,426
Property, plant and equipment additions	$973	$1,970	$1,187

(5)     Accounts receivable securitization: Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, an accounts receivable securitization facility. Ferrellgas, L.P. retains servicing responsibilities as well as a retained interest in the transferred receivables. Ferrellgas, L.P. also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. Ferrellgas, L.P. has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the consolidated balance sheets.

Ferrellgas, L.P. determines the fair value of its retained interest and note receivable based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas, L.P.’s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests and note receivable. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note F — Accounts and notes receivable, net and accounts receivable securitization — for further discussion of these transactions.

(6)              Inventories:  Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

(7)              Property, plant and equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note E — Supplemental financial statement information — for further discussion of property, plant and equipment.

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

(9)     Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer lists, non-compete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas, L.P. tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas, L.P. has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G — Goodwill and intangible assets, net — for further discussion of intangible assets.

(10)  Derivatives and hedging activities: Ferrellgas, L.P.’s overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of these derivatives fluctuates over the length of the contracts. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in our risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Ferrellgas, L.P. also enters into derivative contracts that qualify for the normal purchases and normal sales exception under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Price risk management assets” or “Other current liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

(11) Revenue recognition: Revenues from the distribution of propane and other gas liquids, including revenues from customer deposits and advances, are recognized by Ferrellgas, L.P. at the time product is delivered to its customers. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable tank rentals are recognized on a straight-line basis over one year. Cooperative advertising program costs are recorded as a reduction to our revenue.

(12) Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of earnings. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas, L.P. are classified within “Equipment lease expense.” See Note E — Supplemental financial statement information - for the financial statement presentation of shipping and handling expenses.

(13) Cost of product sold: “Cost of product sold — propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. “Cost of product sold — other” primarily includes costs related to the sale of propane appliances and equipment.

(14)   Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(15) General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives and employees and other overhead expense related to centralized corporate functions.

(16)          Unit and stock-based compensation:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas Partners’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Due to the limited number of employees eligible to participate in the UOP, there is only one group of employees. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the year ended July 31, 2009, the portion of the total non-cash compensation charge relating to the UOP was

$15 thousand and related to fiscal 2009 grants of unit options to acquire 0.3 million common units. During the years ended July 31, 2008 and 2007, no compensation charge relating to the UOP was recognized as all options outstanding at that time were fully vested.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas, L.P. stock-compensation plan; however, in accordance with Ferrellgas L.P.’s partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2009, 2008 and 2007, the portion of the total non-cash compensation charge relating to the ICP was $2.3 million, $1.8 million and $0.9 million, respectively.

Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies; therefore, there is no earnings per share dilution of Ferrellgas, L.P. The ICP stock options vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the retirement of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model.

(17)       Income taxes:  Ferrellgas, L.P. is a limited partnership and owns four subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect federal income taxes related to the above mentioned taxable corporations. Recent legislation in certain states of operation allows for taxation of partnerships. As such, the accompanying consolidated financial statements of Ferrellgas, L.P. also reflect state income taxes resulting from this legislation. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between Ferrellgas, L.P.’s financial reporting year end and limited partners tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2009	2008	2007
Current expense	$1,820	$1,656	$3,461
Deferred expense (benefit)	388	(1,650)	3,099
Income tax expense	$2,208	$6	$6,560

Deferred taxes consisted of the following:

	2009	2008
Deferred tax assets	$877	$4,065
Deferred tax liabilities	(1,889)	(4,689)
Net deferred tax liability	$(1,012)	$(624)

On July 12, 2007, the governor of the state of Michigan signed into law a new Michigan Business Tax (the “MBT Act”), which provided a comprehensive restructuring of Michigan’s principal business tax regime. The main provision of the MBT Act imposed a new two-part tax on business income and modified gross receipts that is accounted for as an income tax in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Although the effective date of the MBT was January 1, 2008, SFAS 109 required all effects of a tax law change be accounted for in the period of the law’s enactment. As a result, during the fourth quarter of fiscal 2007 Ferrellgas, L.P. recognized a one time increase in its deferred tax expense of $2.8 million. During fiscal 2008, the Governor of the State of Michigan signed into law a one time credit for this Michigan Business Tax law. The passing of this new tax law caused Ferrellgas, L.P. to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.

(18) Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19) Segment information: Ferrellgas, L.P. is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(20) New accounting standards: SFAS No. 165, “Subsequent Events” provides guidance on management’s assessment of subsequent events and clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. The adoption of this statement during fiscal 2009 did not have a significant impact on Ferrellgas, L.P.’s financial position or results of operations. See additional disclosures relating to subsequent events in Note O — Subsequent events.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” amends the derecognition guidance in SFAS No. 140 to improve the accounting for transfers of financial assets. This statement is effective for financial asset transfers that occur in fiscal years beginning after November 15, 2009. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” amends the consolidation guidance that applies to variable interest entities and will significantly affect the overall consolidation analysis under FASB Interpretation 46(R). This statement is effective for fiscal years beginning after November 15, 2009. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” establishes the authoritative reference for nongovernmental U.S. GAAP and modifies the previous four-level GAAP hierarchy to include only two levels. This statement is effective for interim and annual periods ending after September 15, 2009. Ferrellgas, L.P. does not expect the adoption of this statement in fiscal 2010 to have a material impact on its financial position or results of operations.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” enhances disclosure requirements for derivative instruments and hedging activities. The adoption of this statement during fiscal 2009 did not have a significant impact on Ferrellgas, L.P.’s financial position or results of operations. See additional disclosures relating to commodity derivative and financial derivative transactions in Note J — Derivatives.

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement during fiscal 2009 did not have a significant impact on Ferrellgas, L.P.’s financial position or results of operations. See disclosure of Ferrellgas, L.P.’s fair value measurements commodity derivative and financial derivative transactions in Note J — Derivatives.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. The adoption of this statement was effective August 1, 2008; however, Ferrellgas, L.P. has not elected the fair value option for any of its financial assets or liabilities.

SFAS No. 141(R) “Business Combinations” (a replacement of SFAS No. 141, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ferrellgas, L.P. does not expect the adoption of this statement in fiscal 2010 to have a material impact on its financial position or results of operations.

FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation No. 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. The adoption of this FSP during fiscal 2009 did not have a significant impact on Ferrellgas, L.P.’s financial position or results of operations.

C.       Business combinations

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

During fiscal 2009, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $10.0 million in the following four transactions:

•                  Lorensen Propane Gas, Inc., based in California, acquired September 2008;

•                  HBH Gas Systems, LLC — Austin’s Colony Phase 5, based in Texas, acquired September 2008;

•                  Ottawa Cooperative, based in Kansas, acquired May 2009; and

•                  Town & Country Propane, Inc, based in Missouri, acquired July 2009.

These acquisitions were funded by $2.7 million in cash payments, the issuances of $1.8 million of liabilities and other costs and considerations, and the contribution of net assets of $5.5 million from Ferrellgas Partners.

The aggregate fair values of these four transactions were allocated as follows:

Customer tanks, buildings, land and other	$3,031
Non-compete agreements	1,438
Customer lists	5,475
Working capital	6
$9,950

The estimated fair values and useful lives of assets acquired are based on a preliminary internal valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired.

During fiscal 2008, Ferrellgas, L.P. had no acquisitions of propane distribution assets.

During fiscal 2007, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $36.2 million in the following nine transactions:

•                  Pacer-Valley Propane, LLC, based in California, acquired August 2006;

•                  Lake Propane, based in California, acquired August 2006;

•                  Pacific Propane Service, Inc., based in California, acquired August 2006;

•                  Twin Ports Energy, Inc., based in Wisconsin, acquired October 2006;

•                  Getman’s Gas Company, Inc., based in New York, acquired October 2006;

•                  Yankee Gas, LLC, based in Massachusetts, acquired October 2006;

•                  Great Dane Propane, Inc., based in Florida, acquired October 2006;

•                  Puget Sound Propane, based in Washington, acquired December 2006; and

•                  Reliance Bottle Gas, Inc., based in Ohio, acquired June 2007.

These acquisitions were funded by $31.7 million in cash payments, the issuances of $2.5 million of liabilities and other costs and considerations, and the contribution of net assets of $2.0 million from Ferrellgas Partners.

The aggregate fair values of these nine transactions were allocated as follows:

Customer tanks, buildings, land and other	$11,567
Non-compete agreements	2,072
Customer lists	18,178
Goodwill	3,649
Working capital	712
$36,178

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

E.              Supplemental financial statement information

Inventories consist of the following:

	2009	2008
Propane gas and related products	$109,606	$128,776
Appliances, parts and supplies	20,202	23,525
Inventories	$129,808	$152,301

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of July 31, 2009, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 87.9 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated
	useful lives	2009	2008
Land	Indefinite	$30,414	$30,840
Land improvements	2-20	10,858	10,585
Buildings and improvements	20	64,392	63,777
Vehicles, including transport trailers	8-20	92,914	96,351
Bulk equipment and district facilities	5-30	100,123	97,489
Tanks, cylinders and customer equipment	2-30	767,682	761,065
Computer and office equipment	2-5	115,343	116,873
Construction in progress	n/a	5,853	9,575
		1,187,579	1,186,555
Less: accumulated depreciation		521,044	501,227
Property, plant and equipment, net		$666,535	$685,328

Depreciation expense totaled $62.3 million, $64.6 million and $64.8 million for fiscal 2009, 2008 and 2007, respectively.

Other current liabilities consist of the following:

	2009	2008
Accrued interest	$16,723	$16,879
Accrued payroll	23,395	12,621
Customer deposits and advances	23,115	25,065
Other	42,428	50,225
Other current liabilities	$105,661	$104,790

Loss on disposal of assets and other consist of the following:

	For the year ended July 31,
	2009	2008	2007
Loss on disposal of assets	$5,009	$4,820	$4,232
Loss on transfer of accounts receivable related to the accounts receivable securitization	12,124	10,548	10,384
Service income related to the accounts receivable securitization	(4,091)	(4,118)	(3,794)
Loss on disposal of assets and other	$13,042	$11,250	$10,822

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2009	2008	2007
Operating expense	$178,218	$171,938	$163,193
Depreciation and amortization expense	4,915	5,096	5,308
Equipment lease expense	17,541	22,703	23,465
	$200,674	$199,737	$191,966

F.             Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2009	2008
Accounts receivable	$33,903	$127,975
Note receivable from Ferrellgas Receivables	52,038	—
Retained interest	24,979	22,753
Other	284	330
Less: allowance for doubtful accounts	(4,294)	(5,977)
Accounts and notes receivable, net	$106,910	$145,081

During April 2009, Ferrellgas, L.P. renewed its accounts receivable securitization facility with JPMorgan Chase Bank, N.A., JS Siloed Trust and Fifth Third Bank for an additional 364-day commitment. As part of this renewed facility, Ferrellgas, L.P. transfers a portion of its trade accounts receivable to Ferrellgas Receivables, which finances its acquisition of the trade receivable assets by issuing beneficial interests in (securitizing) the receivables to a commercial paper conduit for proceeds of up to $145.0 million. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these receivables. Ferrellgas, L.P. structured the facility using a wholly-owned, unconsolidated special purpose entity in order to facilitate the transaction while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, Ferrellgas, L.P. remits daily to this special purpose entity funds collected on the trade receivables held by Ferrellgas Receivables.

Ferrellgas, L.P. transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	2009	2008
Trade accounts receivable transferred from Ferrellgas, L.P.	$118,982	$97,333

Note payable to Ferrellgas, L.P.	$52,038	$—

Ferrellgas, L.P.’s consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of July 31, 2009, the operating partnership had received proceeds from trade accounts receivable sales of $37.0 million with the ability to receive proceeds of an additional $4.0 million.

Other accounts receivable securitization activity consists of the following:

	For the year ended July 31,
	2009	2008	2007
Net non-cash activity	$8,033	$6,430	$2,964
Bad debt expense	$600	$—	$202

The net non-cash activity reported in “Loss on disposal of assets and other” in the consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note E — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.6% and 4.65% as of July 31, 2009 and 2008, respectively.

G.           Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2009			July 31, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill, net	$248,939	$—	$248,939	$248,939	$—	$248,939
Intangible assets, net
Amortized intangible assets
Customer lists	$368,716	$(225,038)	$143,678	$363,242	$(207,107)	$156,135
Non-compete agreements	44,481	(36,957)	7,524	43,042	(35,081)	7,961
Other	3,584	(1,860)	1,724	3,572	(1,502)	2,070
	416,781	(263,855)	152,926	409,856	(243,690)	166,166

Unamortized intangible assets
Trade names & trademarks	59,111	—	59,111	59,107	—	59,107
Total intangible assets, net	$475,892	$(263,855)	$212,037	$468,963	$(243,690)	$225,273

Customer lists have estimated lives of 15 years, while non-compete agreements and other intangible assets have estimated lives ranging from two to ten years. Ferrellgas, L.P. intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives.

Aggregate amortization expense:

For the year ended July 31,
2009	$20,166
2008	20,970
2007	22,553

Estimated amortization expense:

For the year ended July 31,
2010	$19,298
2011	19,141
2012	18,693
2013	18,142
2014	14,874

H.           Debt

Short-term borrowings

The operating partnership classified a portion of its unsecured credit facility due April 2010 borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2009 and 2008, $66.2 million and $125.7 million, respectively, were classified as short-term borrowings. For further discussion see the unsecured credit facility section below.

Long-term debt

Long-term debt consisted of the following:

	2009	2008
Senior notes
Fixed rate, Series D-E, ranging from 7.24% to 7.42%, due 2010-2013 (1)	$152,000	$204,000
Fixed rate, Series C, 8.87%, due 2009 (2)	73,000	73,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $26,458 and $518 at July 31, 2009 and 2008, respectively (3)	423,542	249,482

Credit facility, variable interest rate, expiring 2010 (net of $66.2 million and $125.7 million classified as short-term borrowings at July 31, 2009 and 2008, respectively)	88,541	235,270

Notes payable, 8.4% and 7.9% weighted average interest rate in 2009 and 2008, respectively, due 2009 to 2016, net of unamortized discount of $1,301 and $1,160 at July 31, 2009 and 2008, respectively	5,321	5,864
Capital lease obligations	—	29
	742,404	767,645
Less: current portion, included in other current liabilities on the consolidated balance sheets	1,422	2,397
Long-term debt	$740,982	$765,248

(1)                           Ferrellgas, L.P.’s fixed rate senior notes issued in August 1998 are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and are senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series D and E notes are due on August 1, 2010 and 2013, respectively. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(2)                           Ferrellgas, L.P.’s fixed rate senior notes issued in February 2000 are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and are senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series C notes is due on August 1, 2009.

(3)                           On April 20, 2004, Ferrellgas, L.P. issued $250.0 million of its fixed rate senior notes with a debt discount of $0.9 million that will be amortized to interest expense through 2014. On August 4, 2008, the Ferrellgas, L.P. issued $200.0 million of its fixed rate senior notes with a debt discount of $30.0 million that will be amortized to interest expense through 2014. These notes are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of  Ferrellgas, L.P. and are senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount is due on May 1, 2014. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

Senior Notes

During August 2007, Ferrellgas, L.P. made a scheduled principal payment of $90.0 million of the 8.78% Series B senior notes using proceeds from borrowings on the unsecured credit facility due April 2010.

During August 2008, Ferrellgas, L.P. made scheduled principal payments of $52.0 million on the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due April 2010.

During August 2008 Ferrellgas, L.P. issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The net proceeds of these two transactions of $114.5 million, net of underwriting discounts and commissions, proceeds from this transaction were used to reduce outstanding indebtedness under the unsecured credit facility due April 2010.

See Note O — Subsequent events for a discussion on senior note principal payments and new long term debt issuances.

Unsecured credit facility

Ferrellgas L.P.’s $448.0 million unsecured credit facility matures April 22, 2010. Borrowings under this facility are available for working capital, acquisition, capital expenditure, long-term debt repayment, and general partnership purposes. The credit facility has a letter of credit sub-facility with availability of up to $150.0 million.

As of July 31, 2009 and 2008 Ferrellgas, L.P. had total borrowings outstanding under this unsecured credit facility due April 2010 of $154.7 million and $361.0 million, respectively, of which $88.5 million and $235.3 million, respectively were classified as long-term debt. See footnote O — Subsequent events for a discussion of the classification of this portion of the unsecured credit facility due April 2010 as long term.

Borrowings under the unsecured credit facility due April 2010 had weighted average interest rates of 2.19% and 4.72%, at July 31, 2009 and 2008, respectively. These borrowings bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•                  the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2009, the federal funds rate and Bank of America’s prime rate were 0.18% and 3.25%, respectively); or

•                  the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2009, the one-month and three-month Eurodollar Rates were 0.45% and 0.75%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of the unsecured credit facility due April 2010 at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2009, the commitment fee per annum rate was 0.375%).

Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2008 totaled $42.3 million and were used primarily for insurance arrangements. At July 31, 2009, Ferrellgas, L.P. had available letter of credit remaining capacity of $105.6 million. Ferrellgas, L.P. incurred commitment fees of $0.9 million, $0.4 million and $0.6 million in fiscal 2009, 2008 and 2007, respectively.

During May 2007, Ferrellgas, L.P. entered into a new unsecured credit facility with additional borrowing capacity of up to $150.0 million, which was scheduled to mature on August 1, 2009. During April 2009, Ferrellgas, L.P. terminated this facility and paid down its total borrowings outstanding of $95.0 million using borrowing capacity available under the unsecured credit facility due April 2010.

During April 2008, Ferrellgas, L.P. amended its unsecured credit facility due April 2010, increasing its borrowing capacity by $73.0 million and bringing its total borrowing capacity to $448.0 million.

During October 2008, Ferrellgas, L.P. amended its unsecured credit facility due April 2010 increasing the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate credit facility commitment. The amendment also requires Ferrellgas, L.P. to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.

See Note O — Subsequent events for further discussion about the unsecured credit facility due April 2010 and its replacement with a new secured credit facility.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2009, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the year ended July 31,	Scheduled annual principal payments
2010	$1,422
2011	1,271
2012	1,191
2013	25,131
2014	450,621
Thereafter	290,527
Total	$770,163

See Note O — Subsequent events for discussion about the classification of long-term debt maturities.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $791.3 million and $843.8 million as of July 31, 2009 and 2008, respectively. The fair value is estimated based on quoted market prices.

I.                Partner’s capital

Partnership distributions paid

	For the year ended July 31,
	2009	2008	2007
Ferrellgas Partners	$156,031	$150,815	$150,522
General partner	$1,592	$1,539	$1,536

On August 28, 2009, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $34.5 million and $0.4 million, respectively, which were paid on September 14, 2009.

Partnership contributions received

During fiscal 2009, Ferrellgas, L.P. received cash contributions totaling $70.6 million and net asset contributions related to acquisitions totaling $5.6 million from Ferrellgas Partners and the general partner.

During fiscal 2008, Ferrellgas, L.P. received no cash or net asset contributions related to acquisitions from Ferrellgas Partners and the general partner.

During fiscal 2007, Ferrellgas, L.P. received cash contributions totaling $46.6 million and net asset contributions related to acquisitions totaling $2.0 million from Ferrellgas Partners and the general partner.

See additional discussions about transactions with related parties in Note K — Transactions with related parties.

J.             Derivatives

Commodity Price Risk Management

Ferrellgas, L.P.’s risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas, L.P. attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

Ferrellgas, L.P.’s risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas, L.P.’s positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas, L.P.’s  gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.

Ferrellgas, L.P.’s risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas, L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas, L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded by Ferrellgas, L.P. prior to settlement.

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the consolidated statements of earnings in “Cost of goods sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the years ended July 31, 2009, 2008 and 2007, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of financial derivative instruments are classified gross on the consolidated balance sheets as “Price risk management assets” and “Other current liabilities” as follows:

	2009	2008
Derivatives — Price risk management assets	$3,391	$26,086
Derivatives — Price risk management liabilities	$4,380	$7,337

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

For the year ended July 31,
2009
Fair value loss adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(186,449)
Reclassification of net losses originally recorded within OCI to Cost of product sold — propane and other gas liquids	$(166,711)

The fair value losses reported above relate to the significant decrease in wholesale propane prices that occurred during fiscal 2009. Assuming a minimal change in future market prices, Ferrellgas, L.P. expects to reclassify net losses of approximately $1.0 million to earnings during the next year. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception under SFAS 133.

During the years ended July 31, 2009, 2008 and 2007, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2009, Ferrellgas, L.P. had financial derivative contracts covering 0.7 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the year ended July 31, 2009, four counterparties represented 85% of net settled cash flow hedging positions reported in “Cost of goods sold — propane and other gas liquids sales.” During the year ended July 31, 2009, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

Ferrellgas, L.P. considers over-the-counter derivative instruments entered into directly with third parties as Level 2 valuation since the values of these derivatives are quoted by third party brokers and are on an exchange for similar transactions. The market prices used to value Ferrellgas, L.P.’s derivatives have been determined using independent third party prices, readily available market information, broker quotes, and appropriate valuation techniques.

At July 31, 2009 and 2008, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined within SFAS 157. All financial derivatives assets and liabilities were non-trading positions.

K.           Transactions with related parties

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the consolidated statements of earnings as follows:

	For the year ended July 31,
	2009	2008	2007

Operating expense	$217,374	$185,576	$202,824

General and administrative expense	$23,801	$27,203	$26,542

Ferrellgas, L.P. has a subleasing and a shared services agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by Mr. Ferrell. During the year ended July 31, 2009, Ferrellgas, L.P. received payments totaling $0.3 million for services provided to and sublease revenue receipts from Samson. No payments were received from Samson during the years ended July 31, 2008 and 2007.

During fiscal 2009, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $0.2 million for marketing and communications services. Elizabeth Solberg, a member of the general partner’s board of directors, serves as the General Manager of Fleishman—Hillard Inc.

See additional discussions about transactions with related parties in Note I — Partner’s capital.

L.            Contingencies and commitments

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

Ferrellgas, L.P. has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes. The plaintiffs in each case generally allege that Ferrellgas, L.P. failed to inform consumers of the amount of propane contained in propane tanks they purchased related to its Blue Rhino branded propane tank exchange activities. The cases have generally been stayed until motions are heard regarding coordination for multidistrict treatment in a single court prior to trial. Based on Ferrellgas, L.P.’s business and consumer notification practices in its Blue Rhino tank exchange operations, Ferrellgas, L.P. believes that all of these claims are without merit and intend to defend the claims vigorously.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and its unsecured credit facility. See Note H - Debt - for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees issued after December 31, 2002. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $0.7 million as of July 31, 2009. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $10.0 million as of July 31, 2009. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2009:

	Future minimum rental and buyout amounts by fiscal year
	2010	2011	2012	2013	2014	Thereafter

Operating lease obligations	$22,246	$15,475	$8,431	$5,590	$4,734	$11,137
Operating lease buyouts	$8,641	$5,323	$2,827	$357	$784	$1,418

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $38.6 million, $44.3 million, and $45.3 million for fiscal 2009, 2008 and 2007, respectively.

M.         Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $6.8 million, $12.4 million, and $11.2 million during fiscal 2009, 2008 and 2007, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all full time employees. With the establishment of the ESOP in July 1998, Ferrellgas, L.P. suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2009, 2008 and 2007 were $2.7 million, $2.6 million, and $3.0 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2009, 2008 and 2007 other comprehensive income and other liabilities were adjusted by $(6.0) thousand $(0.1) million and $(0.4) million, respectively.

N.           Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter revenues, gross margin from propane and other gas liquids sales and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

For the year ended July 31, 2009

	First quarter	Second quarter	Third quarter	Fourth quarter

Revenues	$480,074	$715,625	$561,133	$312,690
Gross margin from propane and other gas liquids sales (a)	119,143	219,009	165,969	118,164
Net earnings (loss)	(8,948)	76,431	39,293	(29,275)

For the year ended July 31, 2008

	First quarter	Second quarter	Third quarter	Fourth quarter

Revenues	$394,916	$763,968	$712,090	$419,715
Gross margin from propane and other gas liquids sales(a)	106,416	179,932	165,968	111,047
Net earnings (loss)	(17,084)	57,854	41,588	(33,126)

(a)          Gross margin from “Propane and other gas liquids sales” represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

O.          Subsequent events

During August 2009, Ferrellgas, L.P. made scheduled principal payments of $73.0 million on the 8.87% Series C senior notes using availability under its unsecured credit facility due April 2010.

During September 2009, Ferrellgas, L.P. issued $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par. Ferrellgas, L.P. then gave early redemption notice to the holders of its $82.0 million 7.24% series D notes due August 1, 2010 and its $70.0 million 7.42% series E notes due August 1, 2013. The principal amount of these senior notes and the related prepayment penalties are expected to be funded with the proceeds from the new senior notes offering with remaining proceeds used to reduce borrowings on Ferrellgas, L.P.’s unsecured credit facility due April 2010.

During September 2009, Ferrellgas, L.P. and several banks and other financial institutions executed into escrow a Credit Agreement (“Credit Agreement”) which will be released from escrow pending certain closing conditions. The Credit Agreement is intended to replace Ferrellgas, L.P.’s existing unsecured credit facility. The Credit Agreement, at closing, will provide for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. The obligations under such credit facility will be secured by substantially all assets of Ferrellgas, L.P., the general partner and certain subsidiaries of Ferrellgas, L.P. but specifically excluding (a) assets that are subject to the operating partnership’s receivables securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners, L.P. and (c) equity interest in certain unrestricted subsidiaries. Such obligations will also be guaranteed by the general partner and certain subsidiaries of Ferrellgas, L.P. The secured revolving credit facility will mature on the third anniversary of the closing date for such facility.

During September 2009, Ferrellgas, L.P. acquired Vanson, LLC, based in Michigan. The propane distribution assets acquired have an aggregate value of $45.1 million. This acquisition was funded by $36.6 million in cash payments, the issuance of $5.4 million of liabilities and other costs and considerations, and the contribution of net assets of $3.1 million from Ferrellgas Partners.

Ferrellgas, L.P. has evaluated events and transactions for subsequent events disclosures occurring after the balance sheet date through its Form 10-K filing on September 28, 2009 with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P., referred to herein as “the Company”) as of July 31, 2009 and 2008, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE

Kansas City, Missouri
September 28, 2009

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31,
	2009	2008

ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	6,757	3,312

Accumulated deficit	(6,657)	(3,212)
Total stockholder’s equity	$1,100	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF EARNINGS

	For the year ended July 31,
	2009	2008	2007

General and administrative expense	$3,445	$992	$444

Net loss	$(3,445)	$(992)	$(444)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity

July 31, 2006	1,000	$1,000	$1,776	$(1,776)	$1,000
Capital contribution	—	—	444	—	444
Net loss	—	—	—	(444)	(444)
July 31, 2007	1,000	1,000	2,220	(2,220)	1,000
Capital contribution	—	—	1,092	—	1,092
Net loss	—	—	—	(992)	(992)
July 31, 2008	1,000	1,000	3,312	(3,212)	1,100
Capital contribution	—	—	3,445	—	3,445
Net loss	—	—	—	(3,445)	(3,445)
July 31, 2009	1,000	$1,000	$6,757	$(6,657)	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(3,445)	$(992)	$(444)
Cash used in operating activities	(3,445)	(992)	(444)

Cash flows from financing activities:
Capital contribution	3,445	1,092	444
Cash provided by financing activities	3,445	1,092	444

Change in cash	—	100	—
Cash - beginning of year	1,100	1,000	1,000
Cash - end of year	$1,100	$1,100	$1,000

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

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.                                    Commitment

On April 20, 2004 the Partnership issued $250.0 million of 6 3/4% senior notes due 2014. On August 4, 2008, the Partnership issued $200.0 million of 6 3/4% senior notes due 2014 at an offering price equal to 85% of par. The Partnership may redeem some or all of the aggregate principal amount of the notes at any time on or after May 1, 2009.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $2,589 associated with the net operating loss carryforward of $6,656, which expires at various dates through July 31, 2029, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2009, 2008 and 2007, and there is no net deferred tax asset as of July 31, 2009 and 2008.

FERRELLGAS PARTNERS, L.P.	Schedule l
PARENT ONLY

BALANCE SHEETS

(in thousands, except unit data)

	July 31,
	2009	2008
ASSETS

Cash and cash equivalents	$16	$69
Prepaid expenses and other current assets	675	673
Investment in Ferrellgas, L.P.	417,338	432,049
Other assets, net	1,237	1,868
Total assets	$419,266	$434,659

LIABILITIES AND PARTNERS’ CAPITAL

Other current liabilities	$3,102	$3,064
Long term debt	269,091	269,471

Partners’ capital
Common unitholders (68,236,755 and 62,961,674 units outstanding at 2009 and 2008, respectively)	206,255	201,618
General partner (689,260 and 635,977 units outstanding at 2009 and 2008, respectively)	(57,988)	(58,036)
Accumulated other comprehensive income (loss)	(1,194)	18,542
Total partners’ capital	147,073	162,124
Total liabilities and partners’ capital	$419,266	$434,659

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF EARNINGS

(in thousands)

	For the year ended July 31,
	2009	2008	2007

Equity in earnings of Ferrellgas, L.P.	$76,718	$48,735	$58,827
Operating expense	328	259	275

Operating income	76,390	48,476	58,552

Interest expense	(23,734)	(23,711)	(23,752)
Income tax expense	(84)	(76)	—

Net earnings	$52,572	$24,689	$34,800

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$52,572	$24,689	$34,800
Reconciliation of net earnings to net cash used in operating activities:
Other	292	519	(142)
Equity in earnings of Ferrellgas, L.P.	(76,718)	(48,735)	(58,827)
Net cash used in operating activities	(23,854)	(23,527)	(24,169)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	156,031	150,815	150,522
Cash contributed to Ferrellgas, L.P.	(69,848)	—	(46,100)
Net cash provided by investing activities	86,183	150,815	104,422

Cash flows from financing activities:
Distributions	(132,581)	(127,190)	(127,072)
Cash paid for financing costs	50	(383)	(367)
Issuance of common units (net of issuance costs of $401, $0 and $226, respectively)	69,447	—	44,319
Proceeds from exercise of common unit options	—	76	1,025
Other	702	—	470
Net cash used in financing activities	(62,382)	(127,497)	(81,625)

Decrease in cash and cash equivalents	(53)	(209)	(1,372)
Cash and cash equivalents - beginning of year	69	278	1,650
Cash and cash equivalents - end of year	$16	$69	$278

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES	Schedule lI

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to		Deductions	Balance
	beginning	cost /	Other	(amounts	at end
Description	of period	expenses	additions	charged-off)	of period

Year ended July 31, 2009

Allowance for doubtful accounts	$5,977	$4,421	$961	$(7,065)	$4,294

Year ended July 31, 2008

Allowance for doubtful accounts	$4,358	$8,092	$643	$(7,116)	$5,977

Year ended July 31, 2007

Allowance for doubtful accounts	$5,628	$4,745	$419	$(6,434)	$4,358

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to		Deductions	Balance
	beginning	cost /	Other	(amounts	at end
Description	of period	expenses	additions	charged-off)	of period

Year ended July 31, 2009

Allowance for doubtful accounts	$5,977	$4,421	$961	$(7,065)	$4,294

Year ended July 31, 2008

Allowance for doubtful accounts	$4,358	$8,092	$643	$(7,116)	$5,977

Year ended July 31, 2007

Allowance for doubtful accounts	$5,628	$4,745	$419	$(6,434)	$4,358

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

3.2

First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of March 8, 2005. Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-3 filed March 6, 2009.

3.3

Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of June 29, 2005. Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-3 filed March 6, 2009.

3.4

Third Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our registration statement on Form S-3 filed March 6, 2009.

3.5

Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.

3.7

Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of April 7, 2004. Incorporated by reference to Exhibit 3.5 to our registration statement on Form S-3 filed March 6, 2009.

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

4.2

Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of the Registrant’s 8 ¾% Senior Notes due 2012. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.3

Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC, Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 ¾% Senior Notes due 2014. Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.4

Ferrellgas, L.P. Note Purchase Agreement dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.5

Ferrellgas, L.P. Note Purchase Agreement dated as of February 1, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.6

Indenture dated as of August 4, 2008, with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to 6 ¾% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 5, 2008.

4.7

Indenture dated as of September 14, 2009 with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to 9 1/8% Senior Notes due 2017. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 14, 2009.

4.8

Registration Rights Agreement dated as of September 14, 2009, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed September 14, 2009.

4.9

Registration Rights Agreement dated as of August 4, 2008, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed August 5, 2008.

4.10

Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.11

First Amendment to Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.12

Second Amendment to Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.13

Third Amendment to Registration Rights Agreement dated as of June 29, 2005, by and between Ferrellgas Partners, L.P. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 30, 2005.

10.1

Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.2

First Amendment to Fifth Amended and Restated Credit Agreement dated as of April 11, 2008, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2008.

10.3

Second Amendment to Fifth Amended and Restated Credit Agreement dated as of October 15, 2008, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 16, 2008.

10.4

Third Amendment to Fifth Amended and Restated Credit Agreement dated as of April 15, 2009, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed June 8, 2009.

10.5

Credit Agreement dated as of May 1, 2007, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A. as administrative agent and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

10.6

Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.7

Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the increasing lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as administrative agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.8

Amended and Restated Receivable Interest Sale Agreement dated as of June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.9

Amendment No. 1 to Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated as of June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.10

Amendment No. 2 to Amended and Restated Receivable Interest Sale Agreement dated as of August 16, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.11

Amendment No. 3 to Amended and Restated Receivable Interest Sale Agreement dated as of May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed June 1, 2007.

10.12

Amendment No. 4 to Amended and Restated Receivable Interest Sale Agreement dated as of May 5, 2008 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed May 6, 2008.

10.13

Second Amended and Restated Receivable Sale Agreement dated as of April 15, 2009 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed April 20, 2009.

10.14

Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

10.15

Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated as of August 16, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, JP Morgan Chase Bank, N.A., Jupiter Securitization Company, LLC, Fifth Third Bank and JPMorgan Chase Bank, N.A., as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

10.16

Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated as of May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, JP Morgan Chase Bank, N.A., Jupiter Securitization Company, LLC, Fifth Third Bank and JPMorgan Chase Bank, N.A., as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 1, 2007.

10.17

Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement dated as of May 5, 2008, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, JP Morgan Chase Bank, N.A., Falcon Asset Securitization Company, LLC, as assignee of Jupiter Securitization Company, LLC, Fifth Third Bank and JPMorgan Chase Bank, N.A,. as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2008.

		10.18

Third Amended and Restated Receivables Purchase Agreement dated as of April 15, 2009, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Falcon Asset Securitization Company, LLC, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, N.A., as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 20, 2009.

*		10.19	Assignment and Amendment Agreement dated as of May 20, 2009, by and between Falcon Asset Securitization Company, LLC as assignor and JS Siloed Trust as assignee.

#		10.20

Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 25, 2009.

#		10.21	Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed March 10, 2009.

#	*	10.22	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004.

#		10.23

Employment, Confidentiality, and Noncompete Agreement dated as of July 17, 1998 by and among Ferrell Companies, Inc. as the company, Ferrellgas, Inc. as the company, James E. Ferrell as the executive and LaSalle National Bank as trustee of the Ferrell Companies, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 10, 2009.

#		10.24

Waiver to Employment, Confidentiality, and Noncompete Agreement dated as of December 19, 2006 by and among Ferrell Companies, Inc. as the company, Ferrellgas, Inc. as the company, James E. Ferrell as the executive and Greatbanc Trust Company as successor trustee to LaSalle National Bank. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#		10.25

Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Ferrellgas, Inc. as the company and Patrick J. Walsh as the executive. Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#		10.26

Change In Control Agreement dated as of March 5, 2008 by and between Ferrellgas, Inc. as the company and Richard V. Mayberry as the executive. Incorporated by reference to exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#		10.27

Change In Control Agreement dated as of October 9, 2006 by and between Ferrellgas, Inc. as the company and James E. Ferrell as the executive. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#		10.28

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Stephen L. Wambold as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 10, 2009.

#	10.29

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and James R. VanWinkle as the executive. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 10, 2009.

#	10.30

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Jennifer Boren as the executive. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 10, 2009.

#	10.31

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Tod Brown as the executive. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 10, 2009.

#	10.32

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Eugene D. Caresia as the executive. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed August 10, 2009.

#	10.33

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed August 10, 2009.

#	10.34

Agreement and release dated as of December 4, 2007 by and among Ferrell Companies, Inc., Ferrellgas, Inc., Ferrellgas Partners L.P., Ferrellgas L.P. and Brian J. Kline as the employee. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

#	10.35

Agreement and release dated as of March 28, 2008 by and among Ferrell Companies, Inc., Ferrellgas, Inc., Ferrellgas Partners L.P., Ferrellgas, L.P. and Kevin T. Kelly as the employee. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008.

#	10.36

Services Agreement dated as of September 26, 2008 between Samson Dental Practice Management, LLC as the client and Ferrellgas, L.P. as the provider. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed September 29, 2008.

#	10.37

Amendment No. 1 to Services Agreement dated as of May 1, 2009 between Samson Dental Practice Management, LLC as the client and Ferrellgas, L.P. as the provider. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed May 4, 2009.

*	21.1	List of subsidiaries

*	23.1

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2009.

*	23.2

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2009.

*	23.3

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas, L.P. for the year ended July 31, 2009.

*	23.4

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Finance Corp. for the year ended July 31, 2009.

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