Form 10-K/A
period 2009-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2009-11-06
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Registrants’ Annual Report on Form 10-K for the fiscal year ended July 31, 2009 is being filed by the Registrants solely to correct typographical errors in a) the Reports of Independent Registered Public Accounting Firm for each of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. and in b) the Consents of Independent Registered Public Accounting Firm for each of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.

Pursuant to Reg. Section 240.12b-15, this Amendment sets forth only the complete text of Item 8 of Part II, Item 9A of Part II and Item 15 of Part IV as amended and the filing of related signature pages and certifications. The remaining text of the Registrants’ Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (the “Original Form 10-K”) has not changed and is not included in this Amendment. Please refer to the Original Form 10-K filed with the Securities and Exchange Commission on September 28, 2009 for the remaining text.

This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

2009 FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT

PART II

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

During the most recent fiscal quarter ended July 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ferrellgas Partners, L.P.

November 6, 2009	By:	/s/ J. Ryan VanWinkle
	Name:	J. Ryan VanWinkle
	Title:	Senior Vice President and Chief Financial Officer; Treasurer
(Principal Financial and Accounting Officer)
of Ferrellgas, Inc., the general partner

Ferrellgas Partners Finance Corp.

November 6, 2009	By:	/s/ J. Ryan VanWinkle
	Name:	J. Ryan VanWinkle
	Title:	Chief Financial Officer and Sole Director

Ferrellgas, L.P.

November 6, 2009	By:	/s/ J. Ryan VanWinkle
	Name:	J. Ryan VanWinkle
	Title:	Senior Vice President and Chief Financial Officer; Treasurer
(Principal Financial and Accounting Officer)
of Ferrellgas, Inc., the general partner

Ferrellgas Finance Corp.

November 6, 2009	By:	/s/ J. Ryan VanWinkle
	Name:	J. Ryan VanWinkle
	Title:	Chief Financial Officer and Sole Director

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

September 28, 2009

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

FERRELLGAS PARTNERS, L.P.	Schedule I
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

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$52,572	$24,689	$34,800
Reconciliation of net earnings to net cash used in operating activities:
Other	292	519	(142)
Equity in earnings of Ferrellgas, L.P.	(76,718)	(48,735)	(58,827)
Net cash used in operating activities	(23,854)	(23,527)	(24,169)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	156,031	150,815	150,522
Cash contributed to Ferrellgas, L.P.	(69,848)	—	(46,100)
Net cash provided by investing activities	86,183	150,815	104,422

Cash flows from financing activities:
Distributions	(132,581)	(127,190)	(127,072)
Cash paid for financing costs	50	(383)	(367)
Issuance of common units (net of issuance costs of $401, $0 and $226, respectively)	69,447	—	44,319
Proceeds from exercise of common unit options	—	76	1,025
Other	702	—	470
Net cash used in financing activities	(62,382)	(127,497)	(81,625)

Decrease in cash and cash equivalents	(53)	(209)	(1,372)
Cash and cash equivalents - beginning of year	69	278	1,650
Cash and cash equivalents - end of year	$16	$69	$278

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES	Schedule II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to		Deductions	Balance
	beginning	cost /	Other	(amounts	at end
Description	of period	expenses	additions	charged-off)	of period

Year ended July 31, 2009

Allowance for doubtful accounts	$5,977	$4,421	$961	$(7,065)	$4,294

Year ended July 31, 2008

Allowance for doubtful accounts	$4,358	$8,092	$643	$(7,116)	$5,977

Year ended July 31, 2007

Allowance for doubtful accounts	$5,628	$4,745	$419	$(6,434)	$4,358

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

The exhibits listed below are furnished as part of this Amendment No. 1 to the Annual Report on Form 10-K/A. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

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

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in Amendment No. 1 to the Annual Report on Form 10-K/A of Ferrellgas Partners, L.P. for the year ended July 31, 2009.

*	23.2

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in Amendment No. 1 to the Annual Report on Form 10-K/A of Ferrellgas Partners Finance Corp. for the year ended July 31, 2009.

*	23.3

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in Amendment No. 1 to the Annual Report on Form 10-K/A of Ferrellgas, L.P. for the year ended July 31, 2009.

*	23.4

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in Amendment No. 1 to the Annual Report on Form 10-K/A of Ferrellgas Finance Corp. for the year ended July 31, 2009.

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