Form 10-Q
period 2009-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2009-12-10
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☒     No ☐

At November 30, 2009, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	69,450,318	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended October 31, 2009

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31,	July 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,177	$7,066
Accounts and notes receivable, net	117,654	106,910
Inventories	158,168	129,808
Prepaid expenses and other current assets	30,168	15,031
Total current assets	316,167	258,815

Property, plant and equipment, net	678,880	666,535
Goodwill	248,939	248,939
Intangible assets, net	238,295	212,037
Other assets, net	26,078	18,651
Total assets	$1,508,359	$1,404,977

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$79,239	$49,337
Short-term borrowings	107,055	66,159
Other current liabilities	118,978	108,763
Total current liabilities	305,272	224,259

Long-term debt	1,064,714	1,010,073
Other liabilities	19,502	19,300
Contingencies and commitments (Note I)	—	—

Partners’ capital:
Common unitholders (69,450,318 and 68,236,755 units outstanding at October 31, 2009 and July 31, 2009, respectively)	167,500	206,255
General partner unitholder (701,518 and 689,260 units outstanding at October 31, 2009 and July 31, 2009, respectively)	(58,380)	(57,988)
Accumulated other comprehensive income (loss)	5,749	(1,194)
Total Ferrellgas Partners, L.P. partners’ capital	114,869	147,073
Noncontrolling interest	4,002	4,272
Total partners’ capital	118,871	151,345
Total liabilities and partners’ capital	$1,508,359	$1,404,977

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended October 31,
	2009	2008

Revenues:
Propane and other gas liquids sales	$327,666	$436,888
Other	24,404	44,031
Total revenues	352,070	480,919

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	200,920	318,590
Cost of product sold - other	6,180	16,814
Operating expense	96,890	96,217
Depreciation and amortization expense	20,527	21,316
General and administrative expense	13,778	9,086
Equipment lease expense	3,774	5,355
Employee stock ownership plan compensation charge	2,002	1,749
Loss on disposal of assets and other	1,662	2,582

Operating income	6,337	9,210

Interest expense	(22,695)	(23,670)
Debt prepayment premiums	(17,308)	—
Other income (expense), net	307	(818)

Loss before income taxes	(33,359)	(15,278)

Income tax benefit	(422)	(301)

Net loss	(32,937)	(14,977)

Net loss attributable to noncontrolling interest	(272)	(90)

Net loss attributable to Ferrellgas Partners, L.P.	(32,665)	(14,887)

Less: General partner’s interest in net loss	(327)	(149)
Common unitholders’ interest in net loss	$(32,338)	$(14,738)

Basic and diluted net loss per common unitholders’ interest	$(0.47)	$(0.23)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

					Accumulated other			Total
	Number of units				comprehensive income (loss)			Ferrellgas
		General		General		Currency		Partners, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

July 31, 2008	62,961.7	636.0	$201,618	$(58,036)	$18,749	$26	$(233)	$162,124	$4,220	$166,344

Contributions in connection with ESOP and stock-based compensation charges	—	—	2,036	20	—	—	—	2,056	21	2,077

Distribution	—	—	(31,481)	(318)	—	—	—	(31,799)	(324)	(32,123)

Common units issued in connection with acquisition	230.8	2.3	4,465	45	—	—	—	4,510	46	4,556

Comprehensive income (loss):
Net loss	—	—	(14,738)	(149)	—	—	—	(14,887)	(90)	(14,977)
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	(131,989)	—	—		—
Reclassification of derivatives to earnings	—	—	—	—	(6,269)	—	—		—
Foreign currency translation adjustment	—	—	—	—	—	(12)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	3	—	(138,267)		(138,267)
Comprehensive loss								(153,154)	(90)	(153,244)

October 31, 2008	63,192.5	638.3	$161,900	$(58,438)	$(119,509)	$17	$(233)	$(16,263)	$3,873	$(12,390)

July 31, 2009	68,236.8	689.3	$206,255	$(57,988)	$(989)	$22	$(227)	$147,073	$4,272	$151,345

Contributions in connection with ESOP and stock-based compensation charges	—	—	4,658	47	—	—	—	4,705	48	4,753

Distribution	—	—	(34,118)	(345)	—	—	—	(34,463)	(352)	(34,815)

Common units issued in connection with acquisition	155.1	1.5	3,061	31	—	—	—	3,092	31	3,123

Common units issued in offering, net of issuance costs	1,058.4	10.7	19,982	202	—	—	—	20,184	204	20,388

Comprehensive income (loss):
Net loss	—	—	(32,338)	(327)	—	—	—	(32,665)	(272)	(32,937)
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	7,011	—	—		72
Reclassification of derivatives to earnings	—	—	—	—	(69)	—	—		(1)
Foreign currency translation adjustment	—	—	—	—	—	1	—	6,943		7,014
Comprehensive loss								(25,722)	(201)	(25,923)

October 31, 2009	69,450.3	701.5	$167,500	$(58,380)	$5,953	$23	$(227)	$114,869	$4,002	$118,871

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months
	ended October 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(32,937)	$(14,977)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,527	21,316
Employee stock ownership plan compensation charge	2,002	1,749
Stock-based compensation charge	2,751	328
Loss on disposal of assets	876	1,273
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,760	2,053
Deferred tax benefit	190	(32)
Other	2,513	3,632
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(23,612)	(16,385)
Inventories	(28,360)	(8,931)
Prepaid expenses and other current assets	(10,434)	(12,131)
Accounts payable	30,236	28,080
Accrued interest expense	8,324	9,877
Other current liabilities	3,055	10,221
Other liabilities	126	(360)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	15,000	51,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	226,525	272,439
Remittances of amounts collected as servicer of accounts receivable securitizations	(230,525)	(290,439)
Net cash provided by (used in) operating activities	(11,983)	58,713

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(36,293)	(190)
Capital expenditures	(18,100)	(17,010)
Proceeds from sale of assets	1,933	2,318
Other	(826)	(1,143)
Net cash used in investing activities	(53,286)	(16,025)

Cash flows from financing activities:
Distributions	(34,463)	(31,799)
Proceeds from increase in long-term debt	590,480	183,031
Reductions in long-term debt	(541,441)	(167,378)
Net additions to (reductions in) short-term borrowings	40,896	(20,310)
Cash paid for financing costs	(7,129)	(3,191)
Noncontrolling interest activity	(148)	(324)
Proceeds from equity offering, net of issuance costs	19,982	—
Cash contribution from general partner in connection with equity offering	202	—
Net cash provided by (used in) financing activities	68,379	(39,971)

Effect of exchange rate changes on cash	1	(12)

Increase in cash and cash equivalents	3,111	2,705
Cash and cash equivalents - beginning of period	7,066	16,614
Cash and cash equivalents - end of period	$10,177	$19,319

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.          Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At October 31, 2009, Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2009.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2009	2008
CASH PAID FOR:
Interest	$12,481	$15,440
Income taxes	—	8
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	3,061	4,515
Issuance of liabilities in connection with acquisitions	5,494	1,002
Property, plant and equipment additions	619	1,375

(4) Accounts receivable securitization:

Ferrellgas has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, an accounts receivable securitization facility that is a wholly-owned unconsolidated special purpose entity. Ferrellgas retains servicing responsibilities as well as a retained interest in the transferred receivables. Ferrellgas also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. Ferrellgas has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the condensed consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.

Ferrellgas determines the fair value of its retained interest and note receivable based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas’ trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests and note receivable. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings. See Note D — Accounts and notes receivable, net and accounts receivable securitization — for further discussion of these transactions.

(5) New accounting standards:

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance that amends the previous derecognition guidance to improve the accounting for transfers of financial assets. This guidance is effective for financial asset transfers that occur in annual reporting periods beginning after November 15, 2009. Ferrellgas is currently evaluating the potential impact of this guidance.

Variable Interest Entities

In June 2009, the FASB issued guidance that changes the approach to determining a variable interest entity’s primary beneficiary and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for annual reporting periods beginning after November 15, 2009. Ferrellgas is currently evaluating the potential impact of this guidance.

FASB Codification

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the exclusive authoritative reference for U.S. GAAP for SEC registrants. The Codification, which changes the referencing of accounting standards, is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification effective August 1, 2009 did not have a significant impact on Ferrellgas’ financial position or results of operations.

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance effective August 1, 2009 did not have a significant impact on Ferrellgas’ financial position or results of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued guidance that establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This guidance is effective for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning on or after December 15, 2008. Ferrellgas adopted this guidance effective August 1, 2009 and updated the condensed consolidated financial statements accordingly, including a retrospective application to the prior period presentation of the condensed consolidated statement of partners’ capital. This retrospective application did not materially affect the condensed consolidated statement of partners’ capital.

Application of the Two-Class Method to Master Limited Partnerships

In March 2008, the FASB issued guidance that addresses the computation of incentive distribution rights and the appropriate allocation of these rights to current period earnings in the computation of earnings per share. This guidance is effective for annual reporting periods beginning on or after December 15, 2008 and interim reporting periods within those annual reporting periods. Ferrellgas adopted this guidance effective August 1, 2009. See Note J — Net loss per common unitholders’ interest for additional information.

C.   Supplemental financial statement information

Inventories consist of the following:

	October 31,	July 31,
	2009	2009
Propane gas and related products	$136,840	$109,606
Appliances, parts and supplies	21,328	20,202
Inventories	$158,168	$129,808

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of October 31, 2009, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 71.7 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31,	July 31,
	2009	2009
Accrued interest	$28,043	$19,719
Accrued payroll	13,762	23,395
Customer deposits and advances	33,686	23,115
Other	43,487	42,534
Other current liabilities	$118,978	$108,763

Loss on disposal of assets and other consists of the following:

	For the three months ended October 31,
	2009	2008
Loss on disposal of assets	$876	$1,273
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,760	2,053
Service income related to the accounts receivable securitization	(974)	(744)
Loss on disposal of assets and other	$1,662	$2,582

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2009	2008
Operating expense	$43,781	$43,152
Depreciation and amortization expense	1,303	1,233
Equipment lease expense	3,863	4,951
	$48,947	$49,336

D.   Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31,	July 31,
	2009	2009
Accounts receivable	$38,845	$33,903
Note receivable from Ferrellgas Receivables	48,239	52,038
Retained interest	34,412	24,979
Other	315	284
Less: Allowance for doubtful accounts	(4,157)	(4,294)
Accounts and notes receivable, net	$117,654	$106,910

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

The operating partnership transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	October 31,	July 31,
	2009	2009
Trade accounts receivable transferred from the operating partnership	$135,576	$118,982

Note payable to the operating partnership	48,239	52,038

The operating partnership’s condensed consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of October 31, 2009, the operating partnership had received proceeds from trade accounts receivable sales of $48.0 million with the ability to receive proceeds of an additional $5.0 million.

Other accounts receivable securitization activity consists of the following:

	For the three months ended October 31,
	2009	2008
Net non-cash activity	$786	$1,309
Bad debt expense	—	250

The net non-cash activity reported in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.5 % and 3.6% as of October 31, 2009 and July 31, 2009, respectively.

E.   Debt

Short-term borrowings

Ferrellgas classified a portion of its unsecured credit facility due April 2010 borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2009 and July 31, 2009, $107.1 million and $66.2 million, respectively, were classified as short-term borrowings. For further discussion see the unsecured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	October 31,	July 31,
	2009	2009
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $25,378 and $26,458 at October 31, 2009 and July 31, 2009, respectively	$424,622	$423,542
Fixed rate, 9.125%, due 2017, net of unamortized discount of $4,145 at October 31, 2009	295,855	—
Fixed rate, 8.75%, due 2012, net of unamortized premium of $996 and $1,091 at October 31, 2009 and July 31, 2009, respectively	268,996	269,091
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	—	152,000
Fixed rate, Series C, 8.87%, due 2009	—	73,000

Credit facility, variable interest rate, expiring 2010 (net of $107.1 million and $66.2 million classified as short-term borrowings at October 31, 2009 and July 31, 2009, respectively)	67,445	88,541

Notes payable, 9.4% and 8.4% weighted average interest rate at October 31, 2009 and July 31, 2009, respectively, due 2009 to 2019, net of unamortized discount of $3,557 and $1,301 at October 31, 2009 and July 31, 2009, respectively	10,279	5,321
	1,067,197	1,011,495
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,483	1,422
Long-term debt	$1,064,714	$1,010,073

Senior notes

During August 2009, Ferrellgas made scheduled principal payments of $73.0 million on the 8.87% Series C senior notes.

During October 2009, Ferrellgas prepaid the outstanding principal amount on its $82.0 million 7.24% series D notes due August 1, 2010 and its $70.0 million 7.42% series E notes due August 1, 2013 and the related prepayment premiums of $17.3 million.

During September 2009, Ferrellgas issued $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par with the proceeds used to fund the October 2009 note payments discussed above and to reduce borrowings on the unsecured credit facility due April 2010.

Unsecured credit facility

Ferrellgas’ $448.0 million unsecured credit facility matures April 22, 2010. Borrowings under this facility are available for working capital, acquisition, capital expenditure, long-term debt repayment, and general partnership purposes. The credit facility has a letter of credit sub-facility with availability of up to $150.0 million.

As of October 31, 2009 and July 31, 2009, Ferrellgas had total borrowings outstanding under this unsecured credit facility due April 2010 of $174.5 million and $154.7 million, respectively, of which $67.4 million and $88.5 million, respectively, were classified as long-term debt. See Note K — Subsequent events for a discussion of the classification of this portion of the unsecured credit facility as long term.

Borrowings under the unsecured credit facility due April 2010 had a weighed average interest rate of 3.25% and 2.19% at October 31, 2009 and July 31, 2009, respectively. These borrowings bear interest, at Ferrellgas’ option, at a rate equal to either:

•                  the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of October 31, 2009, the federal funds rate and Bank of America’s prime rate were 0.11% and 3.25%, respectively); or

•                  the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of October 31, 2009, the one-month and three-month Eurodollar Rates were 0.3% and 0.45%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of the unsecured credit facility due April 2010 at a per annum rate varying from 0.375% to 0.500% (as of October 31, 2009, the commitment fee per annum rate was 0.375%).

Letters of credit outstanding at October 31, 2009 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At October 31, 2009, Ferrellgas had available letter of credit remaining capacity of $102.5 million. At July 31, 2009, Ferrellgas had available letter of credit remaining capacity of $105.6 million.

See Note K – Subsequent events for further discussion about the secured credit facility.

F.            Partners’ capital

Common unit issuances

During the three months ended October 31, 2009, Ferrellgas completed an offering of 1.1 million common units representing limited partner interests. The net proceeds of $20.0 million were used to reduce borrowings under Ferrellgas’ unsecured credit facility. Ferrellgas also issued $3.1 million of common units in connection with the acquisition of propane distribution assets.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2009	2008
Public common unit holders	$21,777	$19,150
Ferrell Companies (1)	10,040	10,040
FCI Trading Corp. (2)	98	98
Ferrell Propane, Inc. (3)	26	26
James E. Ferrell (4)	2,177	2,167
General partner	345	318
	$34,463	$31,799

(1)        Ferrell Companies is the owner of the general partner and a 29% beneficial owner of Ferrellgas’ common units and thus a related party.

(2)        FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)        Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)        James E. Ferrell is the Executive Chairman of the general partner and thus a related party.

On November 19, 2009, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2009, which is expected to be paid on December 15, 2009.

Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,177
General partner	351

See additional discussions about transactions with related parties in Note H – Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G – Derivatives – for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the three months ended October 31, 2009.

G.  Derivatives

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

Ferrellgas’ risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded by Ferrellgas prior to settlement.

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of goods sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the three months ended October 31, 2009 and 2008, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	October 31, 2009	July 31, 2009
Derivatives – Price risk management assets	$8,238	$3,391
Derivatives – Price risk management liabilities	2,214	4,380

Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

For the three months ended October 31,
2009
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$7,083

Reclassification of net gains originally recorded within OCI to Cost of product sold – propane and other gas liquids	70

Assuming a minimal change in future market prices, Ferrellgas expects to reclassify net gains of approximately $5.3 million to earnings during the next year. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2009 and 2008, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2009, Ferrellgas had financial derivative contracts covering 0.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the three months ended October 31, 2009, four counterparties represented 76% of net settled cash flow hedging positions reported in “Cost of goods sold – propane and other gas liquids sales.” During the three months ended October 31, 2009, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

In accordance with GAAP, Ferrellgas determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within the GAAP hierarchy. The three levels defined by the GAAP hierarchy are as follows:

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

At October 31, 2009 and July 31, 2009, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended October 31,
	2009	2008
Operating expense	$53,311	$48,873
General and administrative expense	6,455	5,666

Ferrellgas has a subleasing and a shared services agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by James E. Ferrell. During the three months ended October 31, 2009 and 2008, Ferrellgas received payments totaling $0.1 million and $45 thousand, respectively, for services provided to and sublease revenue receipts from Samson.

During the three months ended October 31, 2009, Ferrellgas paid Fleishman-Hillard Inc. $42 thousand for marketing and communications services. Elizabeth Solberg, a member of the general partner’s board of directors, serves as the General Manager of Fleishman-Hillard Inc.

See additional discussions about transactions with related parties in Note F – Partners’ capital.

I.   Contingencies

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

Ferrellgas has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes. The plaintiffs in each case generally allege that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased related to its Blue Rhino branded propane tank exchange activities. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. Based on Ferrellgas’ business and consumer notification practices in its Blue Rhino tank exchange operations, Ferrellgas believes that all of these claims are without merit and intends to defend the claims vigorously.

J.   Net loss per common unitholders’ interest

Below is a calculation of the basic and diluted net loss per common unitholder’s interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was not a dilutive effect resulting from this guidance on basic net earnings per limited partner unit for the three months ended October 31, 2009 and 2008.

In periods with year-to-date net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month periods ended October 31 and July 31.

	For the three months ended October 31,
	2009	2008

Common unitholders’ interest in net loss	$(32,338)	$(14,738)

Weighted average common units outstanding (in thousands)	68,507.9	63,052.0

Dilutive securities	—	—

Weighted average common units outstanding plus dilutive securities	68,507.9	63,052.0

Basic and diluted net loss per common unitholders’ interest	$(0.47)	$(0.23)

K.   Subsequent events

During September 2009, Ferrellgas executed into escrow a credit agreement (“secured credit facility”) which was released from escrow once all closing conditions were met in November 2009. This secured credit facility provides for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. This secured credit facility replaces Ferrellgas’ unsecured credit facility due April 2010. This new secured credit facility will mature November 2012; therefore, all amounts borrowed on the unsecured credit facility at October 31, 2009 that were used to fund acquisition and capital expenditures have been classified as long-term.

The new secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments. All borrowings under the facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•                  for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25%; or

•                  for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25%.

The obligations under this secured credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s receivables securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued on December 10, 2009.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	October 31,	July 31,
	2009	2009
ASSETS

Cash	$1,000	$1,000
Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	5,791	5,594

Accumulated deficit	(5,791)	(5,594)
Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2009	2008

General and administrative expense	$197	$45

Net loss	$(197)	$(45)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(197)	$(45)
Cash used in operating activities	(197)	(45)

Cash flows from financing activities:
Capital contribution	197	45
Cash provided by financing activities	197	45

Change in cash	—	—
Cash – beginning of period	1,000	1,000
Cash – end of period	$1,000	$1,000

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

October 31, 2009

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31,	July 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,007	$7,050
Accounts and notes receivable, net	117,654	106,910
Inventories	158,168	129,808
Prepaid expenses and other current assets	29,492	14,356
Total current assets	315,321	258,124

Property, plant and equipment, net	678,880	666,535
Goodwill	248,939	248,939
Intangible assets, net	238,295	212,037
Other assets, net	25,000	17,414
Total assets	$1,506,435	$1,403,049

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$79,239	$49,337
Short-term borrowings	107,055	66,159
Other current liabilities	109,950	105,661
Total current liabilities	296,244	221,157

Long-term debt	795,718	740,982
Other liabilities	19,502	19,300
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	385,220	418,532
General partner	3,931	4,272
Accumulated other comprehensive income (loss)	5,820	(1,194)
Total partners’ capital	394,971	421,610
Total liabilities and partners’ capital	$1,506,435	$1,403,049

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2009	2008

Revenues:
Propane and other gas liquids sales	$327,666	$436,888
Other	24,404	44,031
Total revenues	352,070	480,919

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	200,920	318,590
Cost of product sold - other	6,180	16,814
Operating expense	96,766	96,143
Depreciation and amortization expense	20,527	21,316
General and administrative expense	13,778	9,086
Equipment lease expense	3,774	5,355
Employee stock ownership plan compensation charge	2,002	1,749
Loss on disposal of assets and other	1,662	2,582

Operating income	6,461	9,284

Interest expense	(16,769)	(17,744)
Debt prepayment premiums	(17,308)	—
Other income (expense), net	307	(818)

Loss before income taxes	(27,309)	(9,278)

Income tax benefit	(422)	(330)

Net loss	$(26,887)	$(8,948)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2009	$418,532	$4,272	$(989)	$22	$(227)	$421,610

Contributions in connection with ESOP and stock-based compensation charges	4,705	48	—	—	—	4,753

Contributions in connection with acquisitions	3,061	31	—	—	—	3,092

Cash contributed by Ferrellgas Partners and general partner	20,000	204	—	—	—	20,204

Quarterly distribution	(34,463)	(352)	—	—	—	(34,815)

Comprehensive income (loss):
Net loss	(26,615)	(272)	—	—	—	(26,887)
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	7,083	—	—
Reclassification of derivatives to earnings	—	—	(70)	—	—
Foreign currency translation adjustment	—	—	—	1	—	7,014
Comprehensive loss						(19,873)

October 31, 2009	$385,220	$3,931	$6,024	$23	$(227)	$394,971

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(26,887)	$(8,948)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,527	21,316
Employee stock ownership plan compensation charge	2,002	1,749
Stock-based compensation charge	2,751	328
Loss on disposal of assets	876	1,273
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,760	2,053
Deferred tax benefit	190	(32)
Other	2,449	3,653
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(23,612)	(16,385)
Inventories	(28,360)	(8,931)
Prepaid expenses and other current assets	(10,433)	(12,131)
Accounts payable	30,236	28,080
Accrued interest expense	2,461	4,014
Other current liabilities	2,992	10,039
Other liabilities	126	(360)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	15,000	51,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	226,525	272,439
Remittances of amounts collected as servicer of accounts receivable securitizations	(230,525)	(290,439)
Net cash provided by (used in) operating activities	(11,922)	58,718

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(36,324)	(190)
Capital expenditures	(18,100)	(17,010)
Proceeds from asset sales	1,933	2,318
Other	(826)	(1,143)
Net cash used in investing activities	(53,317)	(16,025)

Cash flows from financing activities:
Distributions	(34,815)	(32,123)
Contributions from partners	20,204	—
Proceeds from increase in long-term debt	590,480	183,031
Reductions in long-term debt	(541,441)	(167,378)
Net additions to (reductions in) short-term borrowings	40,896	(20,310)
Cash paid for financing costs	(7,129)	(3,191)
Net cash provided by (used in) financing activities	68,195	(39,971)

Effect of exchange rate changes on cash	1	(12)

Increase in cash and cash equivalents	2,957	2,710
Cash and cash equivalents - beginning of period	7,050	16,545
Cash and cash equivalents - end of period	$10,007	$19,255

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

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

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2009.

B.    Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2009 and 2008 are not necessarily indicative of the results to be expected for a full fiscal year. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2009	2008
CASH PAID FOR:
Interest	$12,481	$15,440
Income taxes	—	—
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	3,061	4,515
Issuance of liabilities in connection with acquisitions	5,494	1,002
Property, plant and equipment additions	619	1,375

(4) Accounts receivable securitization:

Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, an accounts receivable securitization facility. Ferrellgas, L.P. retains servicing responsibilities as well as a retained interest in the transferred receivables. Ferrellgas, L.P. also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. Ferrellgas, L.P. has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the condensed consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.

Ferrellgas, L.P. determines the fair value of its retained interest and note receivable based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas, L.P.’s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests and note receivable. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings. See Note D — Accounts and notes receivable, net and accounts receivable securitization — for further discussion of these transactions.

(5) New accounting standards:

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance that amends the previous derecognition guidance to improve the accounting for transfers of financial assets. This guidance is effective for financial asset transfers that occur in annual reporting periods beginning after November 15, 2009. Ferrellgas, L.P. is currently evaluating the potential impact of this guidance.

Variable Interest Entities

In June 2009, the FASB issued guidance that changes the approach to determining a variable interest entity’s primary beneficiary and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for annual reporting periods beginning after November 15, 2009. Ferrellgas, L.P. is currently evaluating the potential impact of this guidance.

FASB Codification

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the exclusive authoritative reference for U.S. GAAP for SEC registrants. The Codification, which changes the referencing of accounting standards, is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification effective August 1, 2009 did not have a significant impact on Ferrellgas, L.P.’s financial position or results of operations.

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance effective August 1, 2009 did not have a significant impact on Ferrellgas, L.P.’s financial position or results of operations.

C.   Supplemental financial statement information

Inventories consist of the following:

	October 31,	July 31,
	2009	2009
Propane gas and related products	$136,840	$109,606
Appliances, parts and supplies	21,328	20,202
Inventories	$158,168	$129,808

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of October 31, 2009, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 71.7 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31,	July 31,
	2009	2009
Accrued interest	$19,184	$16,723
Accrued payroll	13,762	23,395
Customer deposits and advances	33,686	23,115
Other	43,318	42,428
Other current liabilities	$109,950	$105,661

Loss on disposal of assets and other consists of the following:

	For the three months ended October 31,
	2009	2008
Loss on disposal of assets	$876	$1,273
Loss on transfer of accounts receivable related to the accounts receivable securitization	1,760	2,053
Service income related to the accounts receivable securitization	(974)	(744)
Loss on disposal of assets and other	$1,662	$2,582

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2009	2008
Operating expense	$43,781	$43,152
Depreciation and amortization expense	1,303	1,233
Equipment lease expense	3,863	4,951
	$48,947	$49,336

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31,	July 31,
	2009	2009
Accounts receivable	$38,845	$33,903
Note receivable from Ferrellgas Receivables	48,239	52,038
Retained interest	34,412	24,979
Other	315	284
Less: Allowance for doubtful accounts	(4,157)	(4,294)
Accounts and notes receivable, net	$117,654	$106,910

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

Ferrellgas, L.P. transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	October 31,	July 31,
	2009	2009
Trade accounts receivable transferred from Ferrellgas, L.P.	$135,576	$118,982

Note payable to Ferrellgas, L.P.	48,239	52,038

Ferrellgas, L.P.’s condensed consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of October 31, 2009, the operating partnership had received proceeds from trade accounts receivable sales of $48.0 million with the ability to receive proceeds of an additional $5.0 million.

Other accounts receivable securitization activity consists of the following:

	For the three months ended October 31,
	2009	2008
Net non-cash activity	$786	$1,309
Bad debt expense	—	250

The net non-cash activity reported in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.5 % and 3.6% as of October 31, 2009 and July 31, 2009, respectively.

E.   Debt

Short-term borrowings

The operating partnership classified a portion of its unsecured credit facility due April 2010 borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2009 and July 31, 2009, $107.1 million and $66.2 million, respectively, were classified as short-term borrowings. For further discussion see the unsecured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	October 31,	July 31,
	2009	2009
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $25,378 and $26,458 at October 31, 2009 and July 31, 2009, respectively	$424,622	$423,542
Fixed rate, 9.125%, due 2017, net of unamortized discount of $4,145 at October 31, 2009	295,855	—
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	—	152,000
Fixed rate, Series C, 8.87%, due 2009	—	73,000

Credit facility, variable interest rate, expiring 2010 (net of $107.1 million and $66.2 million classified as short-term borrowings at October 31, 2009 and July 31, 2009, respectively)	67,445	88,541

Notes payable, 9.4% and 8.4% weighted average interest rate at October 31, 2009 and July 31, 2009, respectively, due 2009 to 2016, net of unamortized discount of $3,557 and $1,301 at October 31, 2009 and July 31, 2009, respectively	10,279	5,321
	798,201	742,404
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,483	1,422
Long-term debt	$795,718	$740,982

Senior Notes

During August 2009, Ferrellgas, L.P. made scheduled principal payments of $73.0 million on the 8.87% Series C senior notes.

During October 2009, Ferrellgas, L.P. prepaid the outstanding principal amount on its $82.0 million 7.24% series D notes due August 1, 2010 and its $70.0 million 7.42% series E notes due August 1, 2013 and the related prepayment premiums of $17.3 million.

During September 2009, Ferrellgas, L.P. issued $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par with the proceeds used to fund the October 2009 note payments discussed above and to reduce borrowings on the unsecured credit facility due April 2010.

Unsecured credit facility

Ferrellgas L.P.’s $448.0 million unsecured credit facility matures April 22, 2010. Borrowings under this facility are available for working capital, acquisition, capital expenditure, long-term debt repayment, and general partnership purposes. The credit facility has a letter of credit sub-facility with availability of up to $150.0 million.

As of October 31, 2009 and July 31, 2009 Ferrellgas, L.P. had total borrowings outstanding under this unsecured credit facility due April 2010 of $174.5 million and $154.7 million, respectively, of which $67.4 million and $88.5 million, respectively were classified as long-term debt. See Note J – Subsequent events for a discussion of the classification of this portion of the unsecured credit facility as long term.

Borrowings under the unsecured credit facility due April 2010 had weighted average interest rates of 3.25% and 2.19%, at October 31, 2009 and July 31, 2009, respectively. These borrowings bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•                  the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of October 31, 2009, the federal funds rate and Bank of America’s prime rate were 0.11% and 3.25%, respectively); or

•                  the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of October 31, 2009, the one-month and three-month Eurodollar Rates were 0.3% and 0.45%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of the unsecured credit facility due April 2010 at a per annum rate varying from 0.375% to 0.500% (as of October 31, 2009, the commitment fee per annum rate was 0.375%).

Letters of credit outstanding at October 31, 2009 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At October 31, 2009, Ferrellgas, L.P. had available letter of credit remaining capacity of $102.5 million. At July 31, 2009, Ferrellgas, L.P. had available letter of credit remaining capacity of $105.6 million.

See Note J – Subsequent events for further discussion about the secured credit facility.

F.             Partners’ capital

Partnership contributions

During the three months ended October 31, 2009, Ferrellgas, L.P. received cash contributions of $20.2 million from Ferrellgas Partners and the general partner. The proceeds were used to reduce borrowings outstanding under the unsecured bank credit facility. Ferrellgas, L.P. also received asset contributions of $3.1 million in connection with the acquisition of propane distribution assets.

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2009	2008
Ferrellgas Partners	$34,463	$31,799
General partner	352	324
	$34,815	$32,123

On November 19, 2009, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $46.8 million and $0.5 million, respectively, which is expected to be paid on December 15, 2009.

See additional discussions about transactions with related parties in Note H – Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G – Derivatives – for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the three months ended October 31, 2009.

G.           Derivatives

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

Ferrellgas, L.P.’s risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas, L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas, L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded by Ferrellgas, L.P. prior to settlement.

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of goods sold – propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold – propane and other gas liquids sales.” During the three months ended October 31, 2009 and 2008, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	October 31, 2009	July 31, 2009
Derivatives – Price risk management assets	$8,238	$3,391
Derivatives – Price risk management liabilities	2,214	4,380

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

For the three months ended October 31, 2009
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$7,083

Reclassification of net gains originally recorded within OCI to Cost of product sold – propane and other gas liquids	70

Assuming a minimal change in future market prices, Ferrellgas, L.P. expects to reclassify net gains of approximately $5.3 million to earnings during the next year. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2009 and 2008, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2009, Ferrellgas, L.P. had financial derivative contracts covering 0.9 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the three months ended October 31, 2009, four counterparties represented 76% of net settled cash flow hedging positions reported in “Cost of goods sold – propane and other gas liquids sales.” During the three months ended October 31, 2009, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

In accordance with GAAP, Ferrellgas, L.P. determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within the GAAP hierarchy. The three levels defined by the GAAP hierarchy are as follows:

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

At October 31, 2009 and July 31, 2009, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended October 31,
	2009	2008
Operating expense	$53,311	$48,873
General and administrative expense	6,455	5,666

Ferrellgas, L.P. has a subleasing and a shared services agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by James E. Ferrell. During the three months ended October 31, 2009 and 2008, Ferrellgas, L.P. received payments totaling $0.1 million and $45 thousand, respectively, for services provided to and sublease revenue receipts from Samson.

During the three months ended October 31, 2009, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $42 thousand for marketing and communications services. Elizabeth Solberg, a member of the general partner’s board of directors, serves as the General Manager of Fleishman–Hillard Inc.

See additional discussions about transactions with related parties in Note F – Partners’ capital.

I.                Contingencies

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

Ferrellgas, L.P. has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes. The plaintiffs in each case generally allege that

Ferrellgas, L.P. failed to inform consumers of the amount of propane contained in propane tanks they purchased related to its Blue Rhino branded propane tank exchange activities. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. Based on Ferrellgas, L.P.’s business and consumer notification practices in its Blue Rhino tank exchange operations, Ferrellgas, L.P. believes that all of these claims are without merit and intends to defend the claims vigorously.

J.             Subsequent events

During September 2009, Ferrellgas, L.P. executed into escrow a credit agreement (“secured credit facility”) which was released from escrow once all closing conditions were met in November 2009. This secured credit facility provides for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. This secured credit facility replaces Ferrellgas, L.P.’s unsecured credit facility due April 2010. This new secured credit facility will mature November 2012; therefore, all amounts borrowed on the unsecured credit facility at October 31, 2009 that were used to fund acquisition and capital expenditures have been classified as long-term.

The new secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments. All borrowings under the facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•                  for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25%; or

•                  for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25%.

The obligations under this secured credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s receivables securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas L.P.’s condensed consolidated financial statements were issued on December 10, 2009.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	October 31,	July 31,
	2009	2009
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	9,909	6,757

Accumulated deficit	(9,809)	(6,657)
Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2009	2008

General and administrative expense	$3,152	$—

Net loss	$(3,152)	$—

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,152)	$—
Cash used in operating activities	(3,152)	—

Cash flows from financing activities:
Capital contribution	3,152	—
Cash provided by financing activities	3,152	—

Change in cash	—	—
Cash – beginning of period	1,100	1,100
Cash – end of period	$1,100	$1,100

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

October 31, 2009

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

•                  “retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;

•                  “wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

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

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 29% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•                  because Ferrellgas Partners has issued $268.0 million in aggregate principal amount of 8.75% senior notes due fiscal 2012, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements and Note E —Debt — in the respective notes to their condensed consolidated financial statements; and

•                  Ferrellgas Partners issued common units during both fiscal 2009 and fiscal 2010.

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

Our open financial derivative purchase commitments are designated as hedges for fiscal 2010 sales commitments and, as of October 31, 2009, have experienced a net mark to market gain of approximately $6.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related net mark to market gains are recorded on the balance sheet as prepaid and other current assets, other current liabilities and accumulated other comprehensive income (loss), respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings. These financial derivative purchase commitment net gains are expected to be offset by reduced margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2009 we estimate 97% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the remainder of fiscal 2010.

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

•                  whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•                  our expectation that “Operating income” and “Net earnings” during the remainder of fiscal 2010 will be higher than the same period during fiscal 2009.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our fiscal 2009 Annual Report on Form 10-K. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this quarterly report.

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section in our Annual Report on Form 10-K for our fiscal 2009 entitled “Item 1A. Risk Factors — Tax Risks.” The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders.

Results of Operations

Three months ended October 31, 2009 compared to October 31, 2008

(amounts in thousands)

Three months ended October 31,	2009	2008	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	132,474	126,533	5,941	5%
Wholesale – Sales to Resellers	47,074	45,676	1,398	3%
	179,548	172,209	7,339	4%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$205,427	$297,669	$(92,242)	(31)%
Wholesale – Sales to Resellers	94,003	118,562	(24,559)	(21)%
Other Gas Sales	28,236	20,657	7,579	37%
	$327,666	$436,888	$(109,222)	(25)%

Gross margin –
Propane and other gas liquids sales: (a)
Retail – Sales to End Users	$84,948	$88,886	$(3,938)	(4)%
Wholesale – Sales to Resellers	41,404	29,796	11,608	39%
Other Gas Sales	394	(384)	778	NM
	$126,746	$118,298	$8,448	7%

Operating income	$6,337	$9,210	$(2,873)	(31)%
Interest expense	(22,695)	(23,670)	975	4%
Interest expense - operating partnership	(16,769)	(17,744)	975	5%
Debt prepayment premiums	(17,308)	—	(17,308)	NM

(a)	Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

NM- Not meaningful

Propane sales volumes during the three months ended October 31, 2009 increased 7.3 million gallons from that of the prior year period due primarily to 5.9 million of increased gallon sales to our retail customers. We believe retail sales volumes increased due to our emphasis on expanding this portion of our business and a reduction in customer conservation resulting from an overall decrease in the wholesale cost of propane.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended October 31, 2009, averaged 32% less than the prior year period. The wholesale market price averaged $0.95 and $1.40 per gallon during the three months ended October 31, 2009 and 2008, respectively.

Revenues - Propane and other gas liquids sales

Retail sales decreased $92.2 million compared to the prior year period. This decrease resulted primarily from a $106.2 million decrease in sales price per gallon which was driven by the decrease in the wholesale market price of propane as discussed above, partially offset by a $14.0 million increase due to higher propane sales volumes, as discussed above.

Wholesale sales decreased $24.6 million compared to the prior year period. This decrease resulted primarily from a $28.2 million decrease in sales price per gallon which was driven by the decrease in the wholesale market price of propane as discussed above.

Other gas sales increased $7.6 million compared to the prior year period. This increase resulted primarily from a $22.0 million increase due to higher propane sales volumes partially offset by a $13.0 million decrease in sales price per gallon.

Gross margin - Propane and other gas liquids sales

Wholesale sales gross margin increased $11.6 million compared to the prior year period. This increase resulted primarily from a $10.7 million increase in gross margin per gallon.

Retail sales gross margin decreased $3.9 million compared to the prior year period. This decrease resulted primarily from an $8.1 million decrease in gross margin per gallon, partially offset by a $4.2 million increase in propane sales volumes.

Operating income

Operating income decreased $2.9 million compared to the prior year period primarily due to the $9.0 million decrease in gross margin from “Revenues: Other” and a $4.7 million increase in “General and administrative expense”, partially offset by the $8.4 million increase in “Gross margin - Propane and other gas liquids sales” as discussed above and a $1.6 million decrease in “Equipment lease expense.” “Revenues: Other” decreased primarily due to $7.4 million of miscellaneous fees billed to customers in the prior year period that were not repeated during the current year period. “General and administrative expense” increased primarily due to a $2.8 million non-cash stock option issuance expense allocated from Ferrell Companies. “Equipment lease expense” decreased primarily due to a $1.0 million decrease in computer related lease expense.

Interest expense - consolidated

Interest expense decreased $1.0 million primarily due to a $1.4 million reduction in expense due to decreased borrowings on our unsecured credit facility and a $0.9 million decrease in interest rates on borrowings on our unsecured credit facility. These decreases were partially offset by $1.4 million increase due to the issuance of new senior debt at higher interest rates than the retired senior debt.

Interest expense - operating partnership

Interest expense decreased $1.0 million primarily due to a $1.4 million reduction in expense due to decreased borrowings on our unsecured credit facility and a $0.9 million decrease in interest rates on borrowings on our unsecured credit facility. These decreases were partially offset by $1.4 million increase due to the issuance of new senior debt at higher interest rates than the retired senior debt.

Debt prepayment premiums

During October 2009, we prepaid the outstanding principal amount on our $82.0 million 7.24% series D notes due August 1, 2010 and our $70.0 million 7.42% series E notes due August 1, 2013, and the related prepayment premiums of $17.3 million.

Forward looking statements

We expect increases during the remainder of fiscal 2010 for “Operating income” and “Net earnings” as compared to the same period in fiscal 2009 primarily due to our assumption that gross margins will improve during the remainder of fiscal 2010.

Liquidity and Capital Resources

General

Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash, or other events beyond our control, such as the general market disruption experienced during fiscal 2009.

During fiscal 2010, we completed a $300.0 million debt offering, made scheduled principal payments of $73.0 million on the series C senior notes, prepaid the outstanding principal amount of $152.0 million of our series D and E notes and entered into a new secured Credit Agreement (“secured credit facility”). The secured credit facility replaces our existing unsecured credit facility and provides for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. Additionally, we issued $20.0 million of common units for which the proceeds were used to reduce borrowings on our unsecured credit facility. With these financings and the application of the proceeds, we have addressed all of our significant outstanding debt maturities through 2011 and increased our liquidity to finance ongoing business strategies.

Currently, we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our credit facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our business. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in the remainder of fiscal 2010.

Subject to the risk factors identified in “Item 1A. Risk Factors” of our Annual Report on form 10-K, our general partner believes the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units in the remainder of fiscal 2010. A quarterly distribution of $0.50 is expected to be paid on December 15, 2009, to all common units that were outstanding on December 8, 2009. This represents the sixty-first consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

Our unsecured credit facility, secured credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our secured credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.

As of October 31, 2009, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants during the remainder of fiscal 2010. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the secured credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities — Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of October 31, 2009, we had $730.0 million available under this shelf registration statement;

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions; as of October 31, 2009 we had $231.5 million available under this shelf agreement; and

•                  a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with Ferrellgas Partners’ direct purchase and distribution reinvestment plan; as of October 31, 2009 we had $200.0 million available under this shelf agreement.

Operating Activities

Net cash used in operating activities was $12.0 million for the three months ended October 31, 2009, compared to net cash provided by operating activities of $58.7 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $31.5 million increase in working capital requirements, a $22.0 million decrease in net funding from our accounts receivable securitization facility and a $17.7 million decrease in cash flow from operations. The increase in working capital requirements was primarily due to $19.4 million from the timing of inventory purchases and $7.2 million from the timing of billings and collections on accounts receivable. The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the debt prepayment premiums of $17.3 million on the early redemption of our series D and E notes. The $22.0 million decrease in net funding from our accounts receivable securitization facility is primarily due to a decrease in accounts receivable available for sale to the facility.

Accounts receivable securitization

Cash flows from our accounts receivable securitization facility decreased $22.0 million. We received net funding of $11.0 million from this facility during the three months ended October 31, 2009 as compared to receiving net funding of $33.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the operating partnership’s credit facility. See additional discussion about the operating partnership’s credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $145.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective April 20, 2009, for a 364-day commitment with JPMorgan Chase Bank, N.A., JS Siloed Trust and Fifth Third Bank. At October 31, 2009, we had received cash proceeds of $48.0 million related to the transfer of our trade accounts receivable to the accounts receivable securitization facility with the ability to receive cash proceeds, at our option, of an additional $5.0 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

Net cash used in operating activities was $11.9 million for the three months ended October 31, 2009, compared to net cash provided by operating activities of $58.7 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $31.4 million increase in working capital requirements, a $22.0 million decrease in net funding from our accounts receivable securitization facility and a $17.7 million decrease in cash flow from operations. The increase in working capital requirements was primarily due to $19.4 million from the timing of inventory purchases and $7.2 million from the timing of billings and collections on accounts receivable. The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the debt prepayment premiums of $17.3 million on the early redemption of our series D and E notes. The $22.0 million decrease in net funding from our accounts receivable securitization facility is primarily due to a decrease in accounts receivable available for sale to the facility.

Investing Activities

Net cash used in investing activities was $53.3 million for the three months ended October 31, 2009, compared to net cash used in investing activities of $16.0 million for the prior year period. This increase in net cash used in investing activities is primarily due to increased capital expenditures related to the acquisition of propane distribution assets.

Acquisition expenditures

During the three months ended October 31, 2009, we used $36.3 million in cash for costs associated with the acquisition of propane distribution assets as compared to $0.2 million in the prior year period.

Financing Activities

During the three months ended October 31, 2009, net cash provided by financing activities was $68.4 million compared to net cash used in financing activities of $40.0 million for the prior year period. The increase in net cash provided by financing activities was primarily due to a $61.2 increase in the need for short term borrowings to fund working capital requirements, a $33.4 million increase in long-term borrowings and $20.0 million of proceeds from the issuance of common units.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $34.8 million during the three months ended October 31, 2009 in connection with the distributions declared for the three months ended July 31, 2009. The quarterly distribution on all common units and the related general partner distributions for the three months ended October 31, 2009 of $35.1 million is expected to be paid on December 15, 2009 to holders of record on December 8, 2009.

Secured credit facility

During September 2009, we executed into escrow a credit agreement (“secured credit facility”) which was released from escrow once all closing conditions were met in November 2009. This secured credit facility provides for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. This secured credit facility replaces our unsecured credit facility due April 2010. This new secured credit facility will mature November 2012; therefore, all amounts borrowed on the unsecured credit facility at October 31, 2009 that were used to fund acquisition and capital expenditures have been classified as long-term.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•                  for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25%; or

•                  for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25%.

The obligations under this secured credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s receivables securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Availability under our secured and unsecured credit facilities are shown below:

	Secured Credit Facility	Unsecured Credit Facility
	November 30, 2009	October 31, 2009	July 31, 2009
Total borrowing capacity	$400,000	$448,000	$448,000
Less: Letters of credit outstanding	(46,477)	(47,452)	(44,444)
Cash borrowings outstanding	(200,000)	(174,500)	(154,700)
Credit facility availability	$153,523	$226,048	$248,856

In addition, an annual commitment fee is payable on the daily unused portion of our secured credit facility due November 2012 at a per annum rate of 0.5%.

All standby letter of credit commitments under our secured credit facility due November 2012 bear a per annum rate varying from 3.5% to 4.25% (as of November 30, 2009, the rate was 3.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Debt issuances and repayments

During August 2009, the operating partnership made scheduled principal payments of $73.0 million on the 8.87% Series C senior notes.

During October 2009, the operating partnership prepaid the outstanding principal amount on its $82.0 million 7.24% series D notes due August 1, 2010 and its $70.0 million 7.42% series E notes due August 1, 2013 and the related prepayment premiums of $17.3 million.

During September 2009, the operating partnership issued $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par. The proceeds from this transaction were used to fund the October 2009 note payments discussed above and to reduce borrowings on the unsecured credit facility due April 2010.

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements for fiscal 2010. Additionally, we have redeemed all significant outstanding debt maturities through 2011. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

•                  a significant downgrade in our credit rating leading to decreased trade credit; or

•                  a significant acquisition.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See discussion of related risk factors in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $34.8 million during the three months ended October 31, 2009. The operating partnership expects to pay cash distributions of $47.3 million on December 15, 2009.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $59.8 million for the three months ended October 31, 2009, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at October 31, 2009	Distributions paid during the three months ended October 31, 2009
Ferrell Companies (1)	20,081	$10,040
FCI Trading Corp. (2)	196	98
Ferrell Propane, Inc. (3)	51	26
James E. Ferrell (4)	4,353	2,177

(1)       Ferrell Companies is the sole shareholder of our general partner.

(2)       FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)       Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)       James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the three months ended October 31, 2009, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.7 million.

On December 15, 2009 Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.2 million and $0.8 million, respectively.

During the three months ended October 31, 2009 we received payments totaling $0.1 million for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell.

During the three months ended October 31, 2009 we paid Fleishman-Hillard Inc. $42 thousand for marketing and communications services. Elizabeth Solberg, a member of our general partner’s Board of Directors, served as the General Manager of Fleishman-Hillard Inc.

See Note H — Transactions with related parties — and Note F — Partners’ capital — to our condensed consolidated financial statements for additional discussion regarding the effects of transactions with related parties.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the three months ended October 31, 2009. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Our risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded prior to settlement on our financial statements.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2009 and July 31, 2009, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $7.4 million and $7.2 million as of October 31, 2009 and July 31, 2009, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At October 31, 2009 and July 31, 2009, we had $174.5 million and $154.7 million, respectively, in variable rate credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facility would result in a loss in future earnings of $1.7 million for the twelve months ending October 31, 2010. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2009, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

We have been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes. The plaintiffs in each case generally allege that we failed to inform consumers of the amount of propane contained in propane tanks they purchased related to our Blue Rhino branded propane tank exchange activities. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. Based on our business and consumer notification practices in our Blue Rhino tank exchange operations, we believe that all of these claims are without merit and intend to defend the claims vigorously.

ITEM 1A. RISK FACTORS.

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 14, 2009, the operating partnership issued $300.0 million in aggregate principal amount of its 9.125% senior notes due 2017 at an offering price equal to 98.6% of par. The net proceeds after commissions and fees of $289.0 million were used to redeem $152.0 million of existing senior notes and the related debt prepayment premiums with remaining proceeds used to reduce borrowings on our unsecured credit facility due April 2010. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act.

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

10.6

Credit Agreement dated as of November 2, 2009, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 4, 2009.

10.7

Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.8

Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the increasing lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as administrative agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.9

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

10.11

Amendment No. 2 to Amended and Restated Receivable Interest Sale Agreement dated as of August 16, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.12

Amendment No. 3 to Amended and Restated Receivable Interest Sale Agreement dated as of May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed June 1, 2007.

10.13

Amendment No. 4 to Amended and Restated Receivable Interest Sale Agreement dated as of May 5, 2008 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed May 6, 2008.

10.14

Second Amended and Restated Receivable Sale Agreement dated as of April 15, 2009 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed April 20, 2009.

10.15

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

10.16

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

	10.17

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

	10.18

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

	10.19

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

	10.20

Assignment and Amendment Agreement dated as of May 20, 2009, by and between Falcon Asset Securitization Company, LLC as assignor and JS Siloed Trust as assignee. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed September 28, 2009.

#	10.21

Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 25, 2009.

#	10.22	Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed March 10, 2009.

#	10.23

Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed September 28, 2009.

#	10.24

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

#	10.25

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

#	10.35

Agreement and release dated as of December 4, 2007 by and among Ferrell Companies, Inc., Ferrellgas, Inc., Ferrellgas Partners L.P., Ferrellgas L.P. and Brian J. Kline as the employee. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

#	10.36

Agreement and release dated as of March 28, 2008 by and among Ferrell Companies, Inc., Ferrellgas, Inc., Ferrellgas Partners L.P., Ferrellgas, L.P. and Kevin T. Kelly as the employee. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008.

#	10.37

Services Agreement dated as of September 26, 2008 between Samson Dental Practice Management, LLC as the client and Ferrellgas, L.P. as the provider. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed September 29, 2008.

#	10.38

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 10, 2009	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: December 10, 2009	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 10, 2009	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date: December 10, 2009	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director