Form 10-Q
period 2010-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2010-03-10
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☒     No ☐

At March 8, 2010, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	69,521,818	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended January 31, 2010

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31,	July 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$25,904	$7,066
Accounts and notes receivable, net	213,428	106,910
Inventories	143,976	129,808
Prepaid expenses and other current assets	26,426	15,031
Total current assets	409,734	258,815

Property, plant and equipment (net of accumulated depreciation of $535,614 and $521,044 at 2010 and 2009, respectively)	671,125	666,535
Goodwill	248,939	248,939
Intangible assets (net of accumulated amortization of $270,886 and $263,855 at 2010 and 2009, respectively)	231,757	212,037
Other assets, net	33,990	18,651
Total assets	$1,595,545	$1,404,977

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$124,211	$49,337
Short-term borrowings	97,150	66,159
Other current liabilities	108,479	108,763
Total current liabilities	329,840	224,259

Long-term debt	1,080,074	1,010,073
Other liabilities	19,803	19,300
Contingencies and commitments (Note I)	—	—

Partners’ capital:
Common unitholders (69,450,318 and 68,236,755 units outstanding at 2010 and 2009, respectively)	211,604	206,255
General partner unitholder (701,518 and 689,260 units outstanding at 2010 and 2009, respectively)	(57,935)	(57,988)
Accumulated other comprehensive income (loss)	7,739	(1,194)
Total Ferrellgas Partners, L.P. partners’ capital	161,408	147,073
Noncontrolling interest	4,420	4,272
Total partners’ capital	165,828	151,345
Total liabilities and partners’ capital	$1,595,545	$1,404,977

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009

Revenues:
Propane and other gas liquids sales	$724,348	$647,536	$1,052,014	$1,084,424
Other	53,504	68,089	77,908	111,275
Total revenues	777,852	715,625	1,129,922	1,195,699

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	503,980	428,527	704,900	746,272
Cost of product sold - other	25,208	43,625	31,388	60,439
Operating expense	104,550	105,710	201,440	201,927
Depreciation and amortization expense	20,647	20,219	41,174	41,535
General and administrative expense	11,346	11,761	25,124	20,847
Equipment lease expense	3,127	4,781	6,901	10,136
Employee stock ownership plan compensation charge	2,261	1,656	4,263	3,405
Loss on disposal of assets and other	1,122	4,019	2,784	6,601

Operating income	105,611	95,327	111,948	104,537

Interest expense	(26,216)	(23,393)	(48,911)	(47,063)
Debt prepayment premiums	—	—	(17,308)	—
Other income (expense), net	(863)	(343)	(556)	(1,161)

Earnings before income taxes	78,532	71,591	45,173	56,313

Income tax expense	674	1,167	252	866

Net earnings	77,858	70,424	44,921	55,447

Net earnings attributable to noncontrolling interest	847	772	575	682

Net earnings attributable to Ferrellgas Partners, L.P.	77,011	69,652	44,346	54,765

Less: General partner’s interest in net earnings	12,614	11,633	443	548
Common unitholders’ interest in net earnings	$64,397	$58,019	$43,903	$54,217

Basic and diluted net earnings per common unitholders’ interest	$0.93	$0.92	$0.64	$0.86

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

					Accumulated other			Total
	Number of units				comprehensive income (loss)			Ferrellgas
		General		General		Currency		Partners, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

July 31, 2008	62,961.7	636.0	$201,618	$(58,036)	$18,749	$26	$(233)	$162,124	$4,220	$166,344

Contributions in connection with ESOP and stock-based compensation charges	—	—	3,981	40	—	—	—	4,021	41	4,062

Common unit distribution	—	—	(63,077)	(637)	—	—	—	(63,714)	(770)	(64,484)

Common units issued in connection with acquisition	230.8	2.3	4,465	45	—	—	—	4,510	46	4,556

Comprehensive income (loss):
Net earnings	—	—	54,217	548	—	—	—	54,765	682	55,447
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(92,203)	—	—		—
Reclassification of derivatives to earnings	—	—	—	—	(16,703)	—	—		—
Foreign currency translation adjustment	—	—	—	—	—	(13)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	2	—
Pension liability adjustment	—	—	—	—	—	—	6	(108,911)		(108,911)
Comprehensive loss								(54,146)	682	(53,464)

January 31, 2009	63,192.5	638.3	$201,204	$(58,040)	$(90,157)	$15	$(227)	$52,795	$4,219	$57,014

July 31, 2009	68,236.8	689.3	$206,255	$(57,988)	$(989)	$22	$(227)	$147,073	$4,272	$151,345

Contributions in connection with ESOP and stock-based compensation charges	—	—	7,279	73	—	—	—	7,352	75	7,427

Distributions	—	—	(68,843)	(696)	—	—	—	(69,539)	(829)	(70,368)

Common units issued in connection with acquisition	155.1	1.5	3,061	31	—	—	—	3,092	31	3,123

Common units issued in offering, net of issuance costs	1,058.4	10.7	19,949	202	—	—	—	20,151	204	20,355

Comprehensive income:
Net earnings	—	—	43,903	443	—	—	—	44,346	575	44,921
Other comprehensive income:
Net earnings on risk management derivatives	—	—	—	—	13,486	—	—		138
Reclassification of derivatives to earnings	—	—	—	—	(4,554)	—	—		(46)
Foreign currency translation adjustment	—	—	—	—	—	1	—	8,933		9,025
Comprehensive income								53,279	667	53,946

January 31, 2010	69,450.3	701.5	$211,604	$(57,935)	$7,943	$23	$(227)	$161,408	$4,420	$165,828

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months
	ended January 31,
	2010	2009

Cash flows from operating activities:
Net earnings	$44,921	$55,447
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	41,174	41,535
Employee stock ownership plan compensation charge	4,263	3,405
Stock-based compensation charge	3,164	657
Loss on disposal of assets	1,359	3,030
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,968	5,521
Deferred tax expense (benefit)	(24)	129
Other	5,083	3,828
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(169,410)	(109,742)
Inventories	(14,168)	35,890
Prepaid expenses and other current assets	(6,783)	(14,240)
Accounts payable	74,769	61,598
Accrued interest expense	2,634	559
Other current liabilities	30	1,030
Other liabilities	545	(464)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	68,000	109,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	652,229	701,744
Remittances of amounts collected as servicer of accounts receivable securitizations	(661,229)	(725,744)
Net cash provided by operating activities	50,525	173,183

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(40,879)	(298)
Capital expenditures	(20,489)	(27,545)
Proceeds from sale of assets	3,161	4,905
Other	(1,808)	(2,460)
Net cash used in investing activities	(60,015)	(25,398)

Cash flows from financing activities:
Distributions	(69,539)	(63,714)
Proceeds from increase in long-term debt	604,952	186,806
Reductions in long-term debt	(541,929)	(168,026)
Net additions to (reductions in) short-term borrowings	30,991	(98,285)
Cash paid for financing costs	(15,674)	(3,191)
Noncontrolling interest activity	(625)	(770)
Proceeds from equity offering, net of issuance costs	19,949	—
Cash contribution from general partner in connection with equity offering	202	—
Net cash provided by (used in) financing activities	28,327	(147,180)

Effect of exchange rate changes on cash	1	(13)

Increase in cash and cash equivalents	18,838	592
Cash and cash equivalents - beginning of period	7,066	16,614
Cash and cash equivalents - end of period	$25,904	$17,206

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2010

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.            Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At January 31, 2010, Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2010	2009
CASH PAID FOR:
Interest	$41,682	$42,774
Income taxes	332	332
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$3,061	$4,515
Issuance of liabilities in connection with acquisitions	5,494	1,002
Property, plant and equipment additions	1,059	1,866

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

FASB Codification

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the exclusive authoritative reference for U.S. GAAP for SEC registrants. The Codification, which changes the referencing of accounting standards, is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification effective August 1, 2009 did not have a significant impact on Ferrellgas’ financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance effective August 1, 2009 did not have a significant impact on Ferrellgas’ financial position, results of operations or cash flows.

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

Application of the Two-Class Method to Master Limited Partnerships

In March 2008, the FASB issued guidance that addresses the computation of incentive distribution rights and the appropriate allocation of these rights to current period earnings in the computation of earnings per share. This guidance is effective for annual reporting periods beginning on or after December 15, 2008 and interim reporting periods within those annual reporting periods. The adoption of this guidance effective August 1, 2009 did not have a significant impact on Ferrellgas’ financial position, results of operations or cash flows.

C.            Supplemental financial statement information

Inventories consist of the following:

	January 31,	July 31,
	2010	2009
Propane gas and related products	$124,062	$109,606
Appliances, parts and supplies	19,914	20,202
Inventories	$143,976	$129,808

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of January 31, 2010, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 52.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31,	July 31,
	2010	2009
Accrued interest	$22,353	$19,719
Accrued payroll	19,786	23,395
Customer deposits and advances	21,882	23,115
Other	44,458	42,534
Other current liabilities	$108,479	$108,763

Loss on disposal of assets and other consists of the following:

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Loss on disposal of assets	$483	$1,757	$1,359	$3,030
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,208	3,468	3,968	5,521
Service income related to the accounts receivable securitization	(1,569)	(1,206)	(2,543)	(1,950)
Loss on disposal of assets and other	$1,122	$4,019	$2,784	$6,601

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Operating expense	$47,586	$48,460	$91,367	$91,612
Depreciation and amortization expense	1,398	1,200	2,701	2,433
Equipment lease expense	3,376	4,371	7,239	9,322
	$52,360	$54,031	$101,307	$103,367

D.            Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31,	July 31,
	2010	2009
Accounts receivable	$77,190	$33,903
Note receivable from Ferrellgas Receivables	64,235	52,038
Retained interest	76,556	24,979
Other	312	284
Less: Allowance for doubtful accounts	(4,865)	(4,294)
Accounts and notes receivable, net	$213,428	$106,910

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

The operating partnership transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	January 31,	July 31,
	2010	2009
Trade accounts receivable transferred from the operating partnership	$241,379	$118,982

Note payable to the operating partnership	64,235	52,038

The operating partnership’s condensed consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of January 31, 2010, the operating partnership had received proceeds from trade accounts receivable sales of $94.0 million with the ability to receive proceeds of an additional $5.0 million.

Other accounts receivable securitization activity consists of the following:

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Net non-cash activity	$639	$2,262	$1,425	$3,571
Bad debt expense	(500)	50	(500)	300

The net non-cash activity reported in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.5% and 3.6% as of January 31, 2010 and July 31, 2009, respectively.

E.              Debt

Short-term borrowings

Ferrellgas classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2010, and July 31, 2009, $97.2 million and $66.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	January 31,	July 31,
	2010	2009
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $24,271 and $26,458 at January 31, 2010 and July 31, 2009, respectively	$425,729	$423,542
Fixed rate, 9.125%, due 2017, net of unamortized discount of $4,055 and $0 at January 31, 2010 and July 31, 2009, respectively	295,945	—
Fixed rate, 8.75%, due 2012, net of unamortized premium of $902 and $1,091 at January 31, 2010 and July 31, 2009, respectively	268,902	269,091
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	—	152,000
Fixed rate, Series C, 8.87%, due 2009	—	73,000

Credit facility
Secured, variable interest rate, expiring 2012 (net of $97.2 million classified as short-term borrowings)	81,950	—
Unsecured, variable interest rate, expiring 2010 (net of $66.2 million classified as short-term borrowings)	—	88,541

Notes payable, 9.5% and 8.4% weighted average interest rate at January 31, 2010 and July 31, 2009, respectively, due 2010 to 2016, net of unamortized discount of $3,388 and $1,301 at January 31, 2010 and July 31, 2009, respectively	9,927	5,321
	1,082,453	1,011,495
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,379	1,422
Long-term debt	$1,080,074	$1,010,073

Senior notes

During August 2009, Ferrellgas made scheduled principal payments of $73.0 million on the 8.87% Series C senior notes.

During September 2009, Ferrellgas issued $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par with the proceeds used to fund the October 2009 note payments discussed below and to reduce borrowings on the unsecured credit facility due April 2010.

During October 2009, Ferrellgas prepaid the outstanding principal amount on its $82.0 million 7.24% series D notes due August 1, 2010 and its $70.0 million 7.42% series E notes due August 1, 2013 and the related prepayment premiums of $17.3 million.

Secured credit facility

During November 2009, Ferrellgas closed on a new secured credit facility that provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. This secured credit facility replaced Ferrellgas’ unsecured credit facility due April 2010 and will mature in November 2012.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of January 31, 2010, Ferrellgas had total borrowings outstanding under this secured credit facility due November 2012 of $179.1 million, of which $82.0 million was classified as long-term debt.

Borrowings under the secured credit facility due November 2012 had a weighted average interest rate of 4.47% at January 31, 2010. All borrowings under the facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of January 31, 2010, the margin was 3.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of January 31, 2010, the margin was 4.00%).

As of January 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.12% and 3.25%, respectively. As of January 31, 2010, the one-month and three-month Eurodollar Rates were 0.28% and 0.40%, respectively.

In addition, an annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

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

Letters of credit outstanding at January 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2010, Ferrellgas had available letter of credit remaining capacity of $152.9 million. At July 31, 2009, Ferrellgas had available letter of credit remaining capacity of $105.6 million.

F.              Partners’ capital

Common unit issuances

During October 2009, Ferrellgas completed an offering of 1.1 million common units representing limited partner interests. The net proceeds of $20.0 million were used to reduce borrowings under Ferrellgas’ unsecured credit facility. Ferrellgas also issued $3.1 million of common units in connection with the acquisition of propane distribution assets.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Public common unit holders	$22,384	$19,266	$44,161	$38,416
Ferrell Companies (1)	10,040	10,040	20,081	20,081
FCI Trading Corp. (2)	98	98	196	196
Ferrell Propane, Inc. (3)	26	26	51	51
James E. Ferrell (4)	2,177	2,167	4,354	4,333
General partner	351	319	696	637
	$35,076	$31,916	$69,539	$63,714

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

On February 25, 2010, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended January 31, 2010, which is expected to be paid on March 17, 2010.

Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,177
General partner	351

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the six months ended January 31, 2010.

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

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of goods sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2010 and 2009, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	January 31, 2010	July 31, 2009
Derivatives – Price risk management assets	$8,574	$3,391
Derivatives – Price risk management liabilities	539	4,380

Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital:

For the six months ended January 31,
2010
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$13,624

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	4,600

Assuming a minimal change in future market prices, Ferrellgas expects to reclassify net gains of approximately $8.0 million to earnings during the next year. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2010 and 2009, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2010, Ferrellgas had financial derivative contracts covering 1.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the six months ended January 31, 2010, four counterparties represented 69% of net settled cash flow hedging positions reported in “Cost of goods sold — propane and other gas liquids sales.” During the six months ended January 31, 2010, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At January 31, 2010 and July 31, 2009, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Operating expense	$55,950	$59,934	$109,262	$108,807
General and administrative expense	8,417	6,077	14,872	11,743

During fiscal 2009, Ferrellgas had a subleasing and a shared services agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by James E. Ferrell. During the three and six months ended January 31, 2009, Ferrellgas received payments totaling $75 thousand and $120 thousand, respectively, for services provided to and sublease revenue receipts from Samson.

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc. During the three and six months ended January 31, 2010, Ferrellgas paid Fleishman-Hillard Inc. $50 thousand and $92 thousand, respectively, for marketing and communications services. Ms. Solberg did not serve as the General Manager of Fleishman-Hillard, Inc. in 2009 and thus was not a related party during the three and six months ended January 31, 2009.

See additional discussions about transactions with related parties in Note F – Partners’ capital.

I.                 Contingencies

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas.

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

J.              Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. The dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest was $0.17 and $0.18 for the three months ended January 31, 2010 and 2009, respectively. This guidance did not result in a dilutive effect for the six months ended January 31, 2010 and 2009.

In periods with year-to-date net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009

Common unitholders’ interest in net earnings	$64,397	$58,019	$43,903	$54,217

Weighted average common units outstanding (in thousands)	69,450.3	63,192.5	68,979.1	63,122.3

Dilutive securities	136.8	58.0	128.3	58.0

Weighted average common units outstanding plus dilutive securities	69,587.1	63,250.5	69,107.4	63,180.3

Basic and diluted net earnings per common unitholders’ interest	$0.93	$0.92	$0.64	$0.86

K.            Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	January 31,	July 31,
	2010	2009

ASSETS

Cash	$1,000	$1,000
Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	5,791	5,594

Accumulated deficit	(5,791)	(5,594)
Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009

General and administrative expense	$—	$—	$197	$45

Net loss	$—	$—	$(197)	$(45)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the six months ended January 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(197)	$(45)
Cash used in operating activities	(197)	(45)

Cash flows from financing activities:
Capital contribution	197	45
Cash provided by financing activities	197	45

Change in cash	—	—
Cash – beginning of period	1,000	1,000
Cash – end of period	$1,000	$1,000

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

January 31, 2010

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31,	July 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$25,770	$7,050
Accounts and notes receivable, net	213,428	106,910
Inventories	143,976	129,808
Prepaid expenses and other current assets	26,261	14,356
Total current assets	409,435	258,124

Property, plant and equipment (net of accumulated depreciation of $535,614 and $521,044 at 2010 and 2009, respectively)	671,125	666,535
Goodwill	248,939	248,939
Intangible assets (net of accumulated amortization of $270,886 and $263,855 at 2010 and 2009, respectively)	231,757	212,037
Other assets, net	32,559	17,414
Total assets	$1,593,815	$1,403,049

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$124,211	$49,337
Short-term borrowings	97,150	66,159
Other current liabilities	105,252	105,661
Total current liabilities	326,613	221,157

Long-term debt	811,172	740,982
Other liabilities	19,803	19,300
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	424,068	418,532
General partner	4,328	4,272
Accumulated other comprehensive income (loss)	7,831	(1,194)
Total partners’ capital	436,227	421,610
Total liabilities and partners’ capital	$1,593,815	$1,403,049

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009

Revenues:
Propane and other gas liquids sales	$724,348	$647,536	$1,052,014	$1,084,424
Other	53,504	68,089	77,908	111,275
Total revenues	777,852	715,625	1,129,922	1,195,699

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	503,980	428,527	704,900	746,272
Cost of product sold - other	25,208	43,625	31,388	60,439
Operating expense	104,485	105,647	201,251	201,790
Depreciation and amortization expense	20,647	20,219	41,174	41,535
General and administrative expense	11,346	11,761	25,124	20,847
Equipment lease expense	3,127	4,781	6,901	10,136
Employee stock ownership plan compensation charge	2,261	1,656	4,263	3,405
Loss on disposal of assets and other	1,122	4,019	2,784	6,601

Operating income	105,676	95,390	112,137	104,674

Interest expense	(20,290)	(17,467)	(37,059)	(35,211)
Debt prepayment premiums	—	—	(17,308)	—
Other income (expense), net	(863)	(343)	(556)	(1,161)

Earnings before income taxes	84,523	77,580	57,214	68,302

Income tax expense	674	1,149	252	819

Net earnings	$83,849	$76,431	$56,962	$67,483

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2009	$418,532	$4,272	$(989)	$22	$(227)	$421,610

Contributions in connection with ESOP and stock-based compensation charges	7,352	75	—	—	—	7,427

Contributions in connection with acquisitions	3,061	31	—	—	—	3,092

Cash contributed by Ferrellgas Partners and general partner	20,000	204	—	—	—	20,204

Quarterly distributions	(81,264)	(829)	—	—	—	(82,093)

Comprehensive income:
Net earnings	56,387	575	—	—	—	56,962
Other comprehensive income:
Net earnings on risk management derivatives	—	—	13,624	—	—
Reclassification of derivatives to earnings	—	—	(4,600)	—	—
Foreign currency translation adjustment	—	—	—	1	—	9,025
Comprehensive income						65,987

January 31, 2010	$424,068	$4,328	$8,035	$23	$(227)	$436,227

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2010	2009

Cash flows from operating activities:
Net earnings	$56,962	$67,483
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	41,174	41,535
Employee stock ownership plan compensation charge	4,263	3,405
Stock-based compensation charge	3,164	657
Loss on disposal of assets	1,359	3,030
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,968	5,521
Deferred tax expense (benefit)	(24)	129
Other	4,957	3,800
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(169,410)	(109,742)
Inventories	(14,168)	35,890
Prepaid expenses and other current assets	(6,783)	(14,240)
Accounts payable	74,769	61,598
Accrued interest expense	2,634	559
Other current liabilities	(95)	768
Other liabilities	544	(464)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	68,000	109,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	652,229	701,744
Remittances of amounts collected as servicer of accounts receivable securitizations	(661,229)	(725,744)
Net cash provided by operating activities	62,314	184,929

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(40,910)	(298)
Capital expenditures	(20,489)	(27,545)
Proceeds from sale of assets	3,161	4,905
Other	(1,808)	(2,460)
Net cash used in investing activities	(60,046)	(25,398)

Cash flows from financing activities:
Distributions	(82,093)	(76,209)
Proceeds from increase in long-term debt	604,952	186,806
Reductions in long-term debt	(541,929)	(168,026)
Net additions to (reductions in) short-term borrowings	30,991	(98,285)
Contributions from partners	20,204	—
Cash paid for financing costs	(15,674)	(3,191)
Net cash provided by (used in) financing activities	16,451	(158,905)

Effect of exchange rate changes on cash	1	(13)

Increase in cash and cash equivalents	18,720	613
Cash and cash equivalents - beginning of period	7,050	16,545
Cash and cash equivalents - end of period	$25,770	$17,158

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2010

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

B.            Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full fiscal year. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2010	2009
CASH PAID FOR:
Interest	$29,956	$31,048
Income taxes	332	284
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$3,061	$4,515
Issuance of liabilities in connection with acquisitions	5,494	1,002
Property, plant and equipment additions	1,059	1,866

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

FASB Codification

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the

exclusive authoritative reference for U.S. GAAP for SEC registrants. The Codification, which changes the referencing of accounting standards, is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification effective August 1, 2009 did not have a significant impact on Ferrellgas, L.P.’s financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance effective August 1, 2009 did not have a significant impact on Ferrellgas, L.P.’s financial position, results of operations or cash flows.

C.            Supplemental financial statement information

Inventories consist of the following:

	January 31,	July 31,
	2010	2009
Propane gas and related products	$124,062	$109,606
Appliances, parts and supplies	19,914	20,202
Inventories	$143,976	$129,808

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of January 31, 2010, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 52.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31,	July 31,
	2010	2009
Accrued interest	$19,357	$16,723
Accrued payroll	19,786	23,395
Customer deposits and advances	21,882	23,115
Other	44,227	42,428
Other current liabilities	$105,252	$105,661

Loss on disposal of assets and other consists of the following:

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Loss on disposal of assets	$483	$1,757	$1,359	$3,030
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,208	3,468	3,968	5,521
Service income related to the accounts receivable securitization	(1,569)	(1,206)	(2,543)	(1,950)
Loss on disposal of assets and other	$1,122	$4,019	$2,784	$6,601

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Operating expense	$47,586	$48,460	$91,367	$91,612
Depreciation and amortization expense	1,398	1,200	2,701	2,433
Equipment lease expense	3,376	4,371	7,239	9,322
	$52,360	$54,031	$101,307	$103,367

D.            Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31,	July 31,
	2010	2009
Accounts receivable	$77,190	$33,903
Note receivable from Ferrellgas Receivables	64,235	52,038
Retained interest	76,556	24,979
Other	312	284
Less: Allowance for doubtful accounts	(4,865)	(4,294)
Accounts and notes receivable, net	$213,428	$106,910

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

Ferrellgas, L.P. transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	January 31,	July 31,
	2010	2009
Trade accounts receivable transferred from Ferrellgas, L.P.	$241,379	$118,982

Note payable to Ferrellgas, L.P.	64,235	52,038

Ferrellgas, L.P.’s condensed consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of January 31, 2010, Ferrellgas, L.P. had received proceeds from trade accounts receivable sales of $94.0 million with the ability to receive proceeds of an additional $5.0 million.

Other accounts receivable securitization activity consists of the following:

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Net non-cash activity	$639	$2,262	$1,425	$3,571
Bad debt expense	(500)	50	(500)	300

The net non-cash activity reported in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.5% and 3.6% as of January 31, 2010 and July 31, 2009, respectively.

E.              Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2010 and July 31, 2009, $97.2 million and $66.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	January 31,	July 31,
	2010	2009
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $24,271 and $26,458 at January 31, 2010 and July 31, 2009, respectively	$425,729	$423,542
Fixed rate, 9.125%, due 2017, net of unamortized discount of $4,055 and $0 at January 31, 2010 and July 31, 2009, respectively	295,945	—
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	—	152,000
Fixed rate, Series C, 8.87%, due 2009	—	73,000

Credit facility
Secured, variable interest rate, expiring 2012 (net of $97.2 million classified as short-term borrowings)	81,950	—
Unsecured, variable interest rate, expiring 2010 (net of $66.2 million classified as short-term borrowings)	—	88,541

Notes payable, 9.5% and 8.4% weighted average interest rate at January 31, 2010 and July 31, 2009, respectively, due 2010 to 2016, net of unamortized discount of $3,388 and $1,301 at January 31, 2010 and July 31, 2009, respectively	9,927	5,321
	813,551	742,404
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,379	1,422
Long-term debt	$811,172	$740,982

Senior notes

During August 2009, Ferrellgas, L.P. made scheduled principal payments of $73.0 million on the

8.87% Series C senior notes.

During September 2009, Ferrellgas, L.P. issued $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par with the proceeds used to fund the October 2009 note payments discussed below and to reduce borrowings on the unsecured credit facility due April 2010.

During October 2009, Ferrellgas, L.P. prepaid the outstanding principal amount on its $82.0 million 7.24% series D notes due August 1, 2010 and its $70.0 million 7.42% series E notes due August 1, 2013 and the related prepayment premiums of $17.3 million.

Secured credit facility

During November 2009, Ferrellgas, L.P. closed on a new secured credit facility that provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. This secured credit facility replaced Ferrellgas, L.P.’s unsecured credit facility due April 2010 and will mature in November 2012.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of January 31, 2010, Ferrellgas, L.P. had total borrowings outstanding under this secured credit facility due November 2012 of $179.1 million, of which $82.0 million was classified as long-term debt.

Borrowings under the secured credit facility due November 2012 had a weighted average interest rate of 4.47% at January 31, 2010. All borrowings under the facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of January 31, 2010, the margin was 3.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of January 31, 2010, the margin was 4.00%).

As of January 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.12% and 3.25%, respectively. As of January 31, 2010, the one-month and three-month Eurodollar Rates were 0.28% and 0.40%, respectively).

In addition, an annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

The obligations under this secured credit facility are secured by substantially all assets of Ferrellgas, L.P., the general partner and certain subsidiaries of Ferrellgas, L.P. but specifically excluding (a) assets that are subject to Ferrellgas, L.P.’s receivables securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of Ferrellgas, L.P.

Letters of credit outstanding at January 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2010, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.9 million. At July 31, 2009, Ferrellgas, L.P. had available letter of credit remaining capacity of $105.6 million.

F.              Partners’ capital

Partnership contributions

During October 2009, Ferrellgas, L.P. received cash contributions of $20.0 million and $0.2 million from Ferrellgas Partners and the general partner, respectively. The proceeds were used to reduce borrowings outstanding under the unsecured credit facility. Ferrellgas, L.P. also received asset contributions of $3.1 million in connection with the acquisition of propane distribution assets.

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Ferrellgas Partners	$46,801	$43,640	$81,264	$75,439
General partner	477	446	829	770
	$47,278	$44,086	$82,093	$76,209

On February 25, 2010, Ferrellgas, L.P. declared distributions for the three months ended January 31, 2010 to Ferrellgas Partners and the general partner of $35.1 million and $0.4 million, respectively, which is expected to be paid on March 17, 2010.

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the six months ended January 31, 2010.

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

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of goods sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2010 and 2009, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	January 31, 2010	July 31, 2009
Derivatives – Price risk management assets	$8,574	$3,391
Derivatives – Price risk management liabilities	539	4,380

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital:

For the six months ended January 31,
2010
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$13,624

Reclassification of net gains originally recorded within OCI to Cost of product sold – propane and other gas liquids	4,600

Assuming a minimal change in future market prices, Ferrellgas, L.P. expects to reclassify net gains of approximately $8.0 million to earnings during the next year. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2010 and 2009, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2010, Ferrellgas, L.P. had financial derivative contracts covering 1.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the six months ended January 31, 2010, four counterparties represented 69% of net settled cash flow hedging positions reported in “Cost of goods sold — propane and other gas liquids sales.”

During the six months ended January 31, 2010, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At January 31, 2010 and July 31, 2009, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009
Operating expense	$55,950	$59,934	$109,262	$108,807
General and administrative expense	8,417	6,077	14,872	11,743

During fiscal 2009, Ferrellgas, L.P. had a subleasing and a shared services agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by James E. Ferrell. During the three and six months ended January 31, 2009, Ferrellgas, L.P. received payments totaling $75 thousand and $120 thousand, respectively, for services provided to and sublease revenue receipts from Samson.

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman—Hillard Inc. During the three and six months ended January 31, 2010, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $50 thousand and $92 thousand, respectively, for marketing and communications services. Ms. Solberg did not serve as the General Manager of Fleishman-Hillard Inc. in 2009 and thus was not a related party during the three and six months ended January 31, 2009.

See additional discussions about transactions with related parties in Note F — Partners’ capital.

I.                 Contingencies

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas, L.P.

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

J.              Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	January 31,	July 31,
	2010	2009

ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	9,929	6,757

Accumulated deficit	(9,829)	(6,657)
Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2010	2009	2010	2009

General and administrative expense	$20	$3,000	$3,172	$3,000

Net loss	$(20)	$(3,000)	$(3,172)	$(3,000)

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the six months ended January 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,172)	$(3,000)
Cash used in operating activities	(3,172)	(3,000)

Cash flows from financing activities:
Capital contribution	3,172	3,000
Cash provided by financing activities	3,172	3,000

Change in cash	—	—
Cash – beginning of period	1,100	1,100
Cash – end of period	$1,100	$1,100

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

January 31, 2010

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•      because Ferrellgas Partners has issued $268.0 million in aggregate principal amount of 8.75% senior notes due fiscal 2012, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements and Note E — Debt in the respective notes to their condensed consolidated financial statements; and

•      Ferrellgas Partners issued common units during both fiscal 2009 and fiscal 2010.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2010 sales commitments and, as of January 31, 2010, have experienced a net mark to market gain of approximately $8.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related net mark to market gains are recorded on the balance sheet as prepaid and other current assets, other current liabilities and accumulated other comprehensive income (loss), respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings. These financial derivative purchase commitment net gains are expected to be offset by reduced margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2010 we estimate 95% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the remainder of fiscal 2010.

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

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

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

Results of Operations

Three months ended January 31, 2010 compared to January 31, 2009

(amounts in thousands)

Three months ended January 31,	2010	2009	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	269,801	245,862	23,939	10%
Wholesale — Sales to Resellers	83,882	68,094	15,788	23%
	353,683	313,956	39,727	13%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$502,235	$508,588	$(6,353)	(1)%
Wholesale — Sales to Resellers	144,725	123,946	20,779	17%
Other Gas Sales	77,388	15,002	62,386	416%
	$724,348	$647,536	$76,812	12%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$170,298	$189,074	$(18,776)	(10)%
Wholesale — Sales to Resellers	40,297	29,545	10,752	36%
Other Gas Sales	9,773	390	9,383	NM
	$220,368	$219,009	$1,359	1%

Operating income	$105,611	$95,327	$10,284	11%
Interest expense	26,216	23,393	(2,823)	(12)%
Interest expense - operating partnership	20,290	17,467	(2,823)	(16)%

(a)   Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

NM- Not meaningful

Propane sales volumes during the three months ended January 31, 2010 increased 39.7 million gallons from that of the prior year period due to 23.9 million of increased gallon sales to our retail customers and 15.8 million increased gallon sales to our wholesale customers.

Retail sales volumes increased 11.3 million gallons through acquisitions completed during the last twelve months and due to gallons gained from our focus on expanding our operations through an internal growth strategy. These gallon gains were somewhat offset by the impact of weather in the more highly concentrated geographic areas we serve that was 5% warmer than those of the prior year period.

We believe wholesale sales volumes increased due to our emphasis on expanding this portion of our business.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended January 31, 2010, averaged 74% higher than the prior year period. The wholesale market price averaged $1.20 and $0.69 per gallon during the three months ended January 31, 2010 and 2009, respectively.

Revenues - Propane and other gas liquids sales

Retail sales decreased $6.4 million compared to the prior year period. This decrease resulted primarily from a $50.9 million decrease in sales price per gallon primarily due to a competitive pricing environment, offset by a $27.0 million increase from greater propane sales volumes due to the internal growth strategy, which was somewhat offset by decreased volumes due to weather and $17.6 million from gallons gained through acquisitions, each as discussed above.

Wholesale sales increased $20.8 million compared to the prior year period. This increase resulted primarily from a $27.2 million increase due to greater propane sales volumes as discussed above, partially offset by a $6.5 million decrease in sales price per gallon.

Other gas sales increased $62.4 million compared to the prior year period. This increase resulted primarily from a $45.4 million increase due to greater propane sales volumes and a $16.9 million increase in sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $18.8 million compared to the prior year period. This decrease resulted primarily from a $33.9 million decrease in gross margin per gallon primarily due to a competitive pricing environment, partially offset by a $9.6 million increase from greater propane sales volumes due to the internal growth strategy, which was somewhat offset by decreased volumes due to weather and $5.5 million from gallons gained through acquisitions, each as discussed above.

Wholesale sales gross margin increased $10.8 million compared to the prior year period. This increase resulted primarily from a $7.6 million increase due to greater propane sales volumes as discussed above.

Other gas sales gross margin increased $9.4 million compared to the prior year period due to increased volumes of sales of excess inventory to other third-party customers.

Operating income

Operating income increased $10.3 million compared to the prior year period primarily due to a $3.8 million increase in gross margin from “Revenues: Other”, a decrease of $2.9 million in “Loss on disposal of assets and other”, a $1.7 million decrease in “Equipment lease expense” and a $1.2 million decrease in “Operating Expense”. “Revenues: Other” increased primarily due to a $5.7 million increase in miscellaneous fees, partially offset by a $1.3 million decrease in gross margin on appliance sales. “Loss on disposal of assets and other” decreased primarily due to a $1.3 million decrease resulting from the timing of the disposal of field related assets and a $1.3 million decrease in losses on sales to the accounts receivable securitization facility. “Equipment lease expense” decreased primarily due to a $1.2 million decrease in computer related lease expense. “Operating expense” decreased due to $5.7 million of reduced performance based incentive expenses which was somewhat offset by increases of $2.1 million in operating costs associated with acquisitions, $1.8 million of personnel related costs and $1.1 million of insurance related costs.

Interest expense - consolidated

Interest expense increased $2.8 million primarily due to a $2.3 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and due to higher interest rates on borrowings on our secured credit facility.

Interest expense - operating partnership

Interest expense increased $2.8 million primarily due to a $2.3 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and due to the higher interest rates on borrowings on our secured credit facility.

Six months ended January 31, 2010 compared to January 31, 2009

(amounts in thousands)

Six months ended January 31,	2010	2009	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	402,275	372,395	29,880	8%
Wholesale — Sales to Resellers	130,956	113,770	17,186	15%
	533,231	486,165	47,066	10%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$707,662	$806,257	$(98,595)	(12)%
Wholesale — Sales to Resellers	238,728	242,508	(3,780)	(2)%
Other Gas Sales	105,624	35,659	69,965	196%
	$1,052,014	$1,084,424	$(32,410)	(3)%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$255,246	$278,805	$(23,559)	(8)%
Wholesale — Sales to Resellers	81,701	59,341	22,360	38%
Other Gas Sales	10,167	6	10,161	NM
	$347,114	$338,152	$8,962	3%

Operating income	$111,948	$104,537	$7,411	7%
Interest expense	48,911	47,063	(1,848)	(4)%
Interest expense - operating partnership	37,059	35,211	(1,848)	(5)%
Debt prepayment premiums	17,308	—	(17,308)	NM

(a) Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

NM- Not meaningful

Propane sales volumes during the six months ended January 31, 2010 increased 47.1 million gallons from that of the prior year period due to 29.9 million of increased gallon sales to our retail customers and 17.2 million of increased gallon sales to our wholesale customers.

Retail sales volumes increased 15.5 million gallons through acquisitions completed during the last twelve months and due to gallons gained from our focus on expanding our operations through an internal growth strategy. These gallon gains were somewhat offset by the impact of weather in the more highly concentrated geographic areas we serve that was 1% warmer than those of the prior year period.

We believe wholesale sales volumes increased due to our emphasis on expanding this portion of our business.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the six months ended January 31, 2010 averaged 1% more than the prior year period. The wholesale market price averaged $1.07 and $1.06 per gallon during the six months ended January 31, 2010 and 2009, respectively. While the average price did not change significantly between the two periods, the movement in prices within those periods was different. The wholesale market price at Mt. Belvieu averaged $1.40 during the three months ended October 31, 2008 and $0.69 during the three months ended January 31, 2009. During that six month period, we decreased our sales price at a slower rate than the wholesale market price. Conversely, the wholesale market price at Mt. Belvieu averaged $0.95 during the three months ended October 31, 2009 and $1.20 during the three months ended January 31, 2010. During this six month period a competitive pricing environment did not allow us to increase our sales price at a similar rate as the wholesale market price increased.

Revenues - Propane and other gas liquids sales

Retail sales decreased $98.6 million compared to the prior year period. This decrease resulted primarily from a $151.2 million decrease in sales price per gallon primarily due to a competitive pricing environment and volatility experienced in the wholesale market price of propane, each as discussed above. These decreases were partially offset by a $29.4 million increase from greater propane sales volumes due to the internal growth strategy, which was somewhat offset by decreased volumes due to weather and $23.2 million from gallons gained through acquisitions, each as discussed above.

Wholesale sales decreased $3.8 million compared to the prior year period. This decrease resulted from a $35.1 million decrease in sales price per gallon, offset by a $31.3 million increase due to greater propane sales volumes as discussed above.

Other gas sales increased $70.0 million compared to the prior year period primarily due to a $73.0 million increase in propane sales volumes.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $23.6 million compared to the prior year period. This decrease resulted primarily from a $42.5 million decrease in gross margin per gallon primarily due to a competitive pricing environment and volatility experienced in the wholesale market price of propane, each as discussed above. These decreases were partially offset by an $11.9 million increase in propane sales volumes due to the internal growth strategy, which was somewhat offset by decreased volumes due to weather and  $7.0 million from gallons gained through acquisitions, each as discussed above.

Wholesale sales gross margin increased $22.4 million compared to the prior year period. This increase resulted from both an $11.6 million increase in gross margin per gallon and a $10.7 million increase due to greater propane sales volumes as discussed above.

Other gas sales gross margin increased $10.2 million compared to the prior year period due to sales of excess inventory to other third-party customers.

Operating income

Operating income increased $7.4 million compared to the prior year period primarily due to the $9.0 million increase in “Gross margin — Propane and other gas liquids sales” as discussed above, a decrease of $3.8 million in “Loss on disposal of assets and other” and a $3.2 million decrease in “Equipment lease expense”, partially offset by a $4.3 million decrease in gross margin from “Revenues: Other” and a $4.3 million increase in “General and administrative expense.” “Loss on disposal of assets and other” decreased primarily due to $1.7 million from the timing of the disposal of field related assets and a $1.6 million decrease in losses on sales to the accounts receivable securitization facility. “Equipment lease expense” decreased primarily due to a $2.3 million decrease in computer related lease expense. “Revenues: Other” decreased primarily due to a $2.7 million decrease in margins on sales of appliances and a $0.7 million decrease in miscellaneous fees. “General and administrative expense” increased primarily due to a $1.9 million increase in performance based incentive expenses and $1.8 million non-cash stock option issuance expense allocated from Ferrell Companies. “Operating expense” decreased due to $4.8 million of reduced performance based incentive expense, $1.8 million of reduced corporate support related expenses and $1.2 million of vehicle maintenance and fuel related costs, which was somewhat offset by increases of $4.2 million of personnel related costs and $3.3 million in operating costs associated with acquisitions.

Interest expense - consolidated

Interest expense increased $1.8 million primarily due to a $2.4 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and due to higher interest rates on borrowings on our secured credit facility. These increases were partially offset by a $0.8 million reduction in expense due to decreased borrowings on our secured credit facility.

Interest expense - operating partnership

Interest expense increased $1.8 million primarily due to a $2.4 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and due to higher interest rates on borrowings on our secured credit facility. These increases were partially offset by a $0.8 million reduction in expense due to decreased borrowings on our secured credit facility.

Debt prepayment premiums

During October 2009, we prepaid the outstanding principal amount on our $82.0 million 7.24% series D notes due August 1, 2010 and our $70.0 million 7.42% series E notes due August 1, 2013, and the related prepayment premiums of $17.3 million.

Forward looking statements

We expect increases during the remainder of fiscal 2010 for “Operating income” and “Net earnings” as compared to the same period in fiscal 2009 primarily due to our assumption that investments in acquisitions and internal growth will improve gross margins during the remainder of fiscal 2010.

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

During fiscal 2010, we completed a $300.0 million debt offering, made scheduled principal payments of $73.0 million on the series C senior notes, prepaid the outstanding principal amount of $152.0 million of our series D and E notes and entered into a new secured Credit Agreement (“secured credit facility”). The secured credit facility replaces our unsecured credit facility and provides for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. Additionally, we issued $20.0 million of common units for which the proceeds were used to reduce borrowings on our credit facility. With these financings and the application of the proceeds, we have addressed all of our significant outstanding debt maturities through 2011 and increased our liquidity to finance ongoing business strategies.

Currently, we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

Subject to the risk factors identified in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, our general partner believes the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units in the remainder of fiscal 2010. A quarterly distribution of $0.50 is expected to be paid on March 17, 2010, to all common units that were outstanding on March 10, 2010. This represents the sixty-second consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of January 31, 2010, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants during the remainder of fiscal 2010. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•                  significantly warmer than normal winter temperatures;

•                  a continued volatile energy commodity cost environment;

•                  an unexpected downturn in business operations;

•                  a continuance of the current economic downturn in the United States; or

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of January 31, 2010, we had $730.0 million available under this shelf registration statement; and

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of January 31, 2010 we had $231.5 million available under this shelf agreement.

During December 2009, a shelf registration statement with availability of $200.0 million in common units in connection with Ferrellgas Partners direct purchase and distribution reinvestment plan expired and was not renewed. We believe the availability remaining under our other shelf registration statements will provide us with adequate access to liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $50.5 million for the six months ended January 31, 2010, compared to net cash provided by operating activities of $173.2 million for the prior year period. This decrease in cash provided by operating activities was primarily due to an $88.0 million increase in working capital requirements, a $26.0 million decrease in net funding from our accounts receivable securitization facility and a $9.6 million decrease in cash flow from operations. The increase in working capital requirements was primarily due to $59.7 million from the impact of increased sales volumes during the second quarter as well as the timing of billings and collections on accounts receivable and $50.1 million from the timing of inventory purchases. These increases in working capital requirements were somewhat offset by $13.2 million due to the timing of accounts payable disbursements. The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the debt prepayment premiums of $17.3 million on the early redemption of our series D and E notes. The $26.0 million decrease in net funding from our accounts receivable securitization facility is primarily due to a decrease in accounts receivable available for sale to the facility.

Accounts receivable securitization

Cash flows from our accounts receivable securitization facility decreased $26.0 million. We received net funding of $59.0 million from this facility during the six months ended January 31, 2010 as compared to receiving net funding of $85.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the operating partnership’s credit facility. See additional discussion about the operating partnership’s credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $145.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective April 20, 2009, for a 364-day commitment with JPMorgan Chase Bank, N.A., JS Siloed Trust and Fifth Third Bank. At January 31, 2010, we had received cash proceeds of $94.0 million related to the transfer of our trade accounts receivable to the accounts receivable securitization facility with the ability to receive cash proceeds, at our option, of an additional $5.0 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

Net cash provided by operating activities was $62.3 million for the six months ended January 31, 2010, compared to net cash provided by operating activities of $184.9 million for the prior year period. This decrease in cash provided by operating activities was primarily due to an $87.9 million increase in working capital requirements, a $26.0 million decrease in net funding from our accounts receivable securitization facility and a $9.7 million decrease in cash flow from operations. The increase in working capital requirements was primarily due to $59.7 million from the impact of increased sales volumes during the second quarter as well as the timing of billings and collections on accounts receivable and a $50.1 million increase from the timing of inventory purchases. These increases in working capital requirements were somewhat offset by $13.2 million due to the timing of accounts payable disbursements. The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the debt prepayment premiums of $17.3 million on the early redemption of our series D and E notes. The $26.0 million decrease in net funding from our accounts receivable securitization facility is primarily due to a decrease in accounts receivable available for sale to the facility.

Investing Activities

Net cash used in investing activities was $60.0 million for the six months ended January 31, 2010, compared to net cash used in investing activities of $25.4 million for the prior year period. This increase in net cash used in investing activities is primarily due to increased capital expenditures related to the acquisition of propane distribution assets.

Acquisition expenditures

During the six months ended January 31, 2010, we used $40.9 million in cash for costs associated with the acquisition of propane distribution assets as compared to $0.3 million in the prior year period.

Financing Activities

During the six months ended January 31, 2010, net cash provided by financing activities was $28.3 million compared to net cash used in financing activities of $147.2 million for the prior year period. The increase in net cash provided by financing activities was primarily due to a $129.3 million increase in the need for short term borrowings to fund working capital requirements, a $44.2 million net increase in long-term borrowings and $20.0 million of proceeds from the issuance of common units. These cash increases were somewhat offset by a $12.5 million use of cash to fund transaction costs associated with the issuance of new term debt and secured credit facility.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $70.4 million during the six months ended January 31, 2010 in connection with the distributions declared for the three months ended July 31, 2009 and October 31, 2009. The quarterly distribution on all common units and the related general partner distributions for the three months ended January 31, 2010 of $35.5 million is expected to be paid on March 17, 2010 to holders of record on March 10, 2010.

Secured credit facility

During November 2009, we closed on a new secured credit facility that provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. This secured credit facility replaced our unsecured credit facility due April 2010 and will mature in November 2012.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of January 31, 2010, we had total borrowings outstanding under this secured credit facility due November 2012 of $179.1 million, of which $82.0 million was classified as long-term debt.

Borrowings under the secured credit facility had a weighted average interest rate of 4.47% at January 31, 2010. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•                  for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of January 31, 2010, the margin was 3.00%); or

•                  for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of January 31, 2010, the margin was 4.00%).

As of January 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.12% and 3.25%, respectively. As of January 31, 2010, the one-month and three-month Eurodollar Rates were 0.28% and 0.40%, respectively.

In addition, an annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 3.5% to 4.25% (as of January 31, 2010, the rate was 4.00%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

The obligations under this secured credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Availability under our secured and unsecured credit facilities are shown below:

	Secured Credit Facility	Unsecured Credit Facility
	January 31, 2010	July 31, 2009
Total borrowing capacity	$400,000	$448,000
Less: Letters of credit outstanding	(47,077)	(44,444)
Cash borrowings outstanding	(179,100)	(154,700)
Credit facility availability	$173,823	$248,856

Debt issuances and repayments

During August 2009, the operating partnership made scheduled principal payments of $73.0 million on the 8.87% Series C senior notes.

During September 2009, the operating partnership issued $300.0 million in aggregate principal amount of new 9.125% senior notes due 2017 at an offering price equal to 98.6% of par. The proceeds from this transaction were used to fund the October 2009 note payments discussed below and to reduce credit facility borrowings.

During October 2009, the operating partnership prepaid the outstanding principal amount on its $82.0 million 7.24% series D notes due August 1, 2010 and its $70.0 million 7.42% series E notes due August 1, 2013 and the related prepayment premiums of $17.3 million.

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements for the remainder of fiscal 2010. Additionally, we have redeemed all significant outstanding debt maturities through 2011. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

Distributions

The operating partnership paid cash distributions of $82.1 million during the six months ended January 31, 2010. The operating partnership expects to pay cash distributions of $35.5 million on March 17, 2010.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $124.1 million for the six months ended January 31, 2010, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at January 31, 2010	Distributions paid during the six months ended January 31, 2010
Ferrell Companies (1)	20,080,776	$20,080,776
FCI Trading Corp. (2)	195,686	195,686
Ferrell Propane, Inc. (3)	51,204	51,204
James E. Ferrell (4)	4,353,475	4,353,475

(1)          Ferrell Companies is the sole shareholder of our general partner.

(2)          FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)          Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the six months ended January 31, 2010, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.5 million.

On March 17, 2010 Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.2 million and $0.7 million, respectively.

During the six months ended January 31, 2010, we paid Fleishman-Hillard Inc. $92 thousand for marketing and communications services. Elizabeth Solberg, a member of our general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc.

See Note H — Transactions with related parties — and Note F — Partners’ capital — to our condensed consolidated financial statements for additional discussion regarding the effects of transactions with related parties.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the six months ended January 31, 2010. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2010 and July 31, 2009, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $6.3 million and $7.2 million as of January 31, 2010 and July 31, 2009, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

These counterparties consist of major energy companies who are suppliers, wholesalers, retailers, end users and financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

Interest Rate Risk

At January 31, 2010 and July 31, 2009, we had $179.1 million and $154.7 million, respectively, in variable rate credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facility would result in a loss in future earnings of $1.8 million for the twelve months ending January 31, 2011. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2010, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.    RESERVED.

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

10.2

Amended and Restated Receivable Interest Sale Agreement dated as of June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.3

Amendment No. 1 to Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated as of June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.4

Amendment No. 2 to Amended and Restated Receivable Interest Sale Agreement dated as of August 16, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.5

Amendment No. 3 to Amended and Restated Receivable Interest Sale Agreement dated as of May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed June 1, 2007.

10.6

Amendment No. 4 to Amended and Restated Receivable Interest Sale Agreement dated as of May 5, 2008 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed May 6, 2008.

10.7

Second Amended and Restated Receivable Sale Agreement dated as of April 15, 2009 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed April 20, 2009.

10.8

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

		10.9

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

		10.10

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

		10.12

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

		10.13

Assignment and Amendment Agreement dated as of May 20, 2009, by and between Falcon Asset Securitization Company, LLC as assignor and JS Siloed Trust as assignee. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed September 28, 2009.

#	*	10.14	Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010.

#		10.15	Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed March 10, 2009.

#		10.16

Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed September 28, 2009.

#		10.17

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

#	10.18

Waiver to Employment, Confidentiality, and Noncompete Agreement dated as of December 19, 2006 by and among Ferrell Companies, Inc. as the company, Ferrellgas, Inc. as the company, James E. Ferrell as the executive and Greatbanc Trust Company as successor trustee to LaSalle National Bank. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#	10.19

Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Ferrellgas, Inc. as the company and Patrick J. Walsh as the executive. Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.20

Change In Control Agreement dated as of March 5, 2008 by and between Ferrellgas, Inc. as the company and Richard V. Mayberry as the executive. Incorporated by reference to exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.21

Change In Control Agreement dated as of October 9, 2006 by and between Ferrellgas, Inc. as the company and James E. Ferrell as the executive. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.22

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Stephen L. Wambold as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 10, 2009.

#	10.23

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and James R. VanWinkle as the executive. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 10, 2009.

#	10.24

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Jennifer Boren as the executive. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 10, 2009.

#	10.25

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Tod Brown as the executive. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 10, 2009.

#	10.26

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Eugene D. Caresia as the executive. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed August 10, 2009.

#	10.27

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed August 10, 2009.

#	10.28

Agreement and release dated as of December 4, 2007 by and among Ferrell Companies, Inc., Ferrellgas, Inc., Ferrellgas Partners L.P., Ferrellgas L.P. and Brian J. Kline as the employee. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

#	10.29

Agreement and release dated as of March 28, 2008 by and among Ferrell Companies, Inc., Ferrellgas, Inc., Ferrellgas Partners L.P., Ferrellgas, L.P. and Kevin T. Kelly as the employee. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008.

#	10.30

Services Agreement dated as of September 26, 2008 between Samson Dental Practice Management, LLC as the client and Ferrellgas, L.P. as the provider. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed September 29, 2008.

#	10.31

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	March 10, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 10, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	March 10, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 10, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director