Form 10-Q
period 2010-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2010-06-09
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☒     No ☐

At May 28, 2010, the registrants had common units or shares of common stock outstanding as follows:

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

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended April 30, 2010

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30,	July 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$10,591	$7,066
Accounts and notes receivable, net	135,872	106,910
Inventories	139,540	129,808
Prepaid expenses and other current assets	18,689	15,031
Total current assets	304,692	258,815

Property, plant and equipment (net of accumulated depreciation of $544,076 and $521,044 at 2010 and 2009, respectively)	665,068	666,535
Goodwill	248,939	248,939
Intangible assets (net of accumulated amortization of $276,245 and $263,855 at 2010 and 2009, respectively)	226,400	212,037
Other assets, net	37,817	18,651
Total assets	$1,482,916	$1,404,977

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$70,540	$49,337
Short-term borrowings	32,847	66,159
Other current liabilities	93,033	108,763
Total current liabilities	196,420	224,259

Long-term debt	1,104,059	1,010,073
Other liabilities	21,098	19,300
Contingencies and commitments (Note I)	—	—

Partners’ capital:
Common unitholders (69,521,818 and 68,236,755 units outstanding at 2010 and 2009, respectively)	210,254	206,255
General partner unitholder (702,241 and 689,260 units outstanding at 2010 and 2009, respectively)	(57,948)	(57,988)
Accumulated other comprehensive income (loss)	4,252	(1,194)
Total Ferrellgas Partners, L.P. partners’ capital	156,558	147,073
Noncontrolling interest	4,781	4,272
Total partners’ capital	161,339	151,345
Total liabilities and partners’ capital	$1,482,916	$1,404,977

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009

Revenues:
Propane and other gas liquids sales	$536,024	$461,850	$1,588,038	$1,546,274
Other	79,266	99,283	157,174	210,558
Total revenues	615,290	561,133	1,745,212	1,756,832

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	355,316	295,881	1,060,216	1,042,153
Cost of product sold - other	51,132	75,714	82,520	136,153
Operating expense	106,560	94,993	308,000	296,920
Depreciation and amortization expense	20,848	20,635	62,022	62,170
General and administrative expense	11,893	8,520	37,017	29,367
Equipment lease expense	3,259	4,282	10,160	14,418
Employee stock ownership plan compensation charge	2,698	1,460	6,961	4,865
Loss on disposal of assets and other	2,696	2,323	5,480	8,924

Operating income	60,888	57,325	172,836	161,862

Interest expense	(25,933)	(22,027)	(74,844)	(69,090)
Debt prepayment premiums	(3,408)	—	(20,716)	—
Other income (expense), net	(529)	(190)	(1,085)	(1,351)

Earnings before income taxes	31,018	35,108	76,191	91,421

Income tax expense	1,754	1,847	2,006	2,713

Net earnings	29,264	33,261	74,185	88,708

Net earnings attributable to noncontrolling interest	401	397	976	1,079

Net earnings attributable to Ferrellgas Partners, L.P.	28,863	32,864	73,209	87,629

Less: General partner’s interest in net earnings	289	329	732	876
Common unitholders’ interest in net earnings	$28,574	$32,535	$72,477	$86,753

Basic and diluted net earnings per common unitholders’ interest	$0.41	$0.48	$1.05	$1.34

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

					Accumulated other			Total
	Number of units				comprehensive income (loss)			Ferrellgas
		General		General		Currency		Partners, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

July 31, 2008	62,961.7	636.0	$201,618	$(58,036)	$18,749	$26	$(233)	$162,124	$4,220	$166,344

Contributions in connection with ESOP and stock-based compensation charges	—	—	5,855	59	—	—	—	5,914	60	5,974

Common units issued in public offering	4,985.6	50.4	69,447	702	—	—	—	70,149	716	70,865

Common unit distribution	—	—	(97,166)	(981)	—	—	—	(98,147)	(1,121)	(99,268)

Common units issued in connection with acquisition	230.8	2.3	4,465	45	—	—	—	4,510	46	4,556

Comprehensive income:
Net earnings	—	—	86,753	876	—	—	—	87,629	1,079	88,708
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(172,942)	—	—		—
Reclassification of derivatives to earnings	—	—	—	—	120,415	—	—		—
Foreign currency translation adjustment	—	—	—	—	—	(19)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	8	—
Pension liability adjustment	—	—	—	—	—	—	6	(52,532)		(52,532)
Comprehensive income:								35,097	1,079	36,176

April 30, 2009	68,178.1	688.7	$270,972	$(57,335)	$(33,778)	$15	$(227)	$179,647	$5,000	$184,647

July 31, 2009	68,236.8	689.3	$206,255	$(57,988)	$(989)	$22	$(227)	$147,073	$4,272	$151,345

Contributions in connection with ESOP and stock-based compensation charges	—	—	10,927	110	—	—	—	11,037	112	11,149

Distributions	—	—	(103,604)	(1,047)	—	—	—	(104,651)	(1,188)	(105,839)

Common units issued in offering, net of issuance costs	1,058.4	10.7	19,949	202	—	—	—	20,151	204	20,355

Common units issued in connection with acquisition	155.1	1.5	3,061	31	—	—	—	3,092	31	3,123

Common units issued in connection with option exercises	71.5	0.7	1,189	12	—	—	—	1,201	8	1,209

General partner contribution in connection with cash contribution to Ferrellgas, L.P.	—	—	—	—	—	—	—	—	311	311

Comprehensive income:
Net earnings	—	—	72,477	732	—	—	—	73,209	976	74,185
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	15,039	—	—		153
Reclassification of derivatives to earnings	—	—	—	—	(9,597)	—	—		(98)
Foreign currency translation adjustment	—	—	—	—	—	5	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	(1)	—	5,446		5,501
Comprehensive income								78,655	1,031	79,686

April 30, 2010	69,521.8	702.2	$210,254	$(57,948)	$4,453	$26	$(227)	$156,558	$4,781	$161,339

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months
	ended April 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$74,185	$88,708
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	62,022	62,170
Employee stock ownership plan compensation charge	6,961	4,865
Stock-based compensation charge	4,188	1,109
Loss on disposal of assets	3,161	2,977
Loss on transfer of accounts receivable related to the accounts receivable securitization	6,699	9,084
Deferred tax expense	247	404
Other	8,297	5,752
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(82,819)	(22,952)
Inventories	(9,732)	42,303
Prepaid expenses and other current assets	(2,791)	(3,236)
Accounts payable	21,023	10,956
Accrued interest expense	621	9,133
Other current liabilities	(13,097)	(8,258)
Other liabilities	1,342	(1,273)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	124,000	109,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,104,352	1,001,169
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,179,352)	(1,118,169)
Net cash provided by operating activities	129,307	193,742

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(40,883)	(213)
Capital expenditures	(33,557)	(43,549)
Proceeds from sale of assets	4,597	6,878
Other	(3,686)	(3,668)
Net cash used in investing activities	(73,529)	(40,552)

Cash flows from financing activities:
Distributions	(104,651)	(98,147)
Proceeds from increase in long-term debt	894,274	198,234
Reductions in long-term debt	(807,830)	(238,839)
Net reductions in short-term borrowings	(33,312)	(84,149)
Cash paid for financing costs	(21,413)	(3,945)
Noncontrolling interest activity	(665)	(405)
Proceeds from equity offering, net of issuance costs	19,949	69,447
Proceeds from exercise of common unit options	1,189	—
Cash contribution from general partner in connection with equity offering	202	702
Net cash used in financing activities	(52,257)	(157,102)

Effect of exchange rate changes on cash	4	(11)

Increase (decrease) in cash and cash equivalents	3,525	(3,923)
Cash and cash equivalents - beginning of period	7,066	16,614
Cash and cash equivalents - end of period	$10,591	$12,691

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.            Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At April 30, 2010, Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2010 and 2009 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2010	2009
CASH PAID FOR:
Interest	$66,979	$54,325
Income taxes	942	869
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$3,061	$4,515
Issuance of liabilities in connection with acquisitions	5,494	1,002
Property, plant and equipment additions	868	1,604

(4) Accounts receivable securitization:

The operating partnership has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, an accounts receivable securitization facility that is a wholly-owned unconsolidated special purpose entity. The operating partnership retains servicing responsibilities as well as a retained interest in the transferred receivables. The operating partnership also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. The operating partnership has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the condensed consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.

The operating partnership determines the fair value of its retained interest and note receivable based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of the operating partnership’s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests and note receivable. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings. See Note D — Accounts and notes receivable, net and accounts receivable securitization — for further discussion of these transactions.

(5) New accounting standards:

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance that amends the previous derecognition guidance to improve the accounting for transfers of financial assets. This guidance is effective for financial asset transfers that occur in annual reporting periods beginning after November 15, 2009. The adoption of this guidance on August 1, 2010, will require Ferrellgas to consolidate Ferrellgas Receivables, a wholly-owned unconsolidated special purpose entity. As a result of the derecognition guidance amendments, beginning August 1, 2010, trade receivables owned by Ferrellgas Receivables will be recorded with a corresponding short-term liability on Ferrellgas’ condensed consolidated balance sheets. Ferrellgas does not expect the consolidation of Ferrellgas Receivables to have a significant impact on its financial position, results of operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued guidance that changes the approach to determining a variable interest entity’s primary beneficiary and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for annual reporting periods beginning after November 15, 2009. Ferrellgas does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations or cash flows.

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

C.   Supplemental financial statement information

Inventories consist of the following:

	April 30,	July 31,
	2010	2009
Propane gas and related products	$119,761	$109,606
Appliances, parts and supplies	19,779	20,202
Inventories	$139,540	$129,808

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2010, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 24.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30,	July 31,
	2010	2009
Accrued interest	$20,340	$19,719
Accrued payroll	16,513	23,395
Customer deposits and advances	17,608	23,115
Other	38,572	42,534
Other current liabilities	$93,033	$108,763

Loss on disposal of assets and other consists of the following:

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
(Gain) loss on disposal of assets	$1,802	$(53)	$3,161	$2,977
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,731	3,563	6,699	9,084
Service income related to the accounts receivable securitization	(1,837)	(1,187)	(4,380)	(3,137)
Loss on disposal of assets and other	$2,696	$2,323	$5,480	$8,924

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
Operating expense	$50,724	$42,581	$142,091	$134,193
Depreciation and amortization expense	1,431	1,256	4,132	3,689
Equipment lease expense	3,438	4,176	10,677	13,498
	$55,593	$48,013	$156,900	$151,380

D.   Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30,	July 31,
	2010	2009
Accounts receivable	$65,000	$33,903
Note receivable from Ferrellgas Receivables	46,285	52,038
Retained interest	29,022	24,979
Other	260	284
Less: Allowance for doubtful accounts	(4,695)	(4,294)
Accounts and notes receivable, net	$135,872	$106,910

During April 2010, the operating partnership executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and BNP Paribas. This new accounts receivable securitization facility has $145.0 million of capacity, matures on April 4, 2013 and replaces the operating partnership’s previous 364-day facility which was to expire on April 14, 2010. As part of this new facility, the operating partnership transfers a portion of its trade accounts receivable to Ferrellgas Receivables, which finances its acquisition of the trade receivable assets by issuing beneficial interests in (securitizing) the receivables to a commercial paper conduit for proceeds of up to $145.0 million. The operating partnership does not provide any guarantee or similar support to the collectability of these receivables. The operating partnership structured the facility using a wholly-owned, unconsolidated special purpose entity in order to facilitate the transaction while complying with Ferrellgas’ various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, the operating partnership remits daily to this special purpose entity funds collected on the trade receivables held by Ferrellgas Receivables.

The operating partnership transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	April 30,	July 31,
	2010	2009
Trade accounts receivable transferred from the operating partnership	$164,905	$118,982

Note payable to the operating partnership	46,285	52,038

The operating partnership’s condensed consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of April 30, 2010, the operating partnership had received proceeds from trade accounts receivable sales of $86.0 million with the ability to receive proceeds of an additional $15.0 million.

Other accounts receivable securitization activity consists of the following:

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
Net non-cash activity	$894	$2,376	$2,319	$5,947
Bad debt expense	—	300	(500)	600

The net non-cash activity reported in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.4% and 3.6% as of April 30, 2010 and July 31, 2009, respectively.

E.   Debt

Short-term borrowings

Ferrellgas classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2010 and July 31, 2009, $32.8 million and $66.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	April 30,	July 31,
	2010	2009
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $23,137 and $26,458 at April 30, 2010 and July 31, 2009, respectively	$426,863	$423,542
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,964	296,036	—
Fixed rate, 8.625%, due 2020	280,000	—
Fixed rate, 8.75%, due 2012, net of unamortized premium of $77 and $1,091 at April 30, 2010 and July 31, 2009, respectively	34,180	269,091
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	—	152,000
Fixed rate, Series C, 8.87%, due 2009	—	73,000

Credit facility
Secured, variable interest rate, expiring 2012 (net of $32.8 million classified as short-term borrowings)	59,653	—
Unsecured, variable interest rate, expiring 2010 (net of $66.2 million classified as short-term borrowings)	—	88,541

Notes payable, 9.5% and 8.4% weighted average interest rate at April 30, 2010 and July 31, 2009, respectively, due 2010 to 2016, net of unamortized discount of $3,224 and $1,301 at April 30, 2010 and July 31, 2009, respectively	9,706	5,321
	1,106,438	1,011,495
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,379	1,422
Long-term debt	$1,104,059	$1,010,073

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

During April 2010, Ferrellgas Partners completed a public offering of $280.0 million in aggregate principal amount of new 8.625% senior unsecured notes due 2020. Ferrellgas Partners applied the net proceeds of approximately $273.4 million to a cash tender offer to purchase any and all of its 8.75% senior notes due 2012 and to redeem any such notes that remain outstanding after April 30,

2010. As of April 30, 2010, Ferrellgas Partners had purchased $233.9 million of the senior notes pursuant to the cash tender offer. Ferrellgas Partners contributed $30.5 million of the remaining proceeds to the operating partnership to pay down borrowings on the secured credit facility.

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

As of April 30, 2010, Ferrellgas had total borrowings outstanding under this secured credit facility due November 2012 of $92.5 million, of which $59.7 million was classified as long-term debt.

Borrowings under the secured credit facility due November 2012 had a weighted average interest rate of 4.63% at April 30, 2010. All borrowings under the facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•                  for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of April 30, 2010, the margin was 3.00%); or

•                  for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of April 30, 2010, the margin was 4.00%).

As of April 30, 2010, the federal funds rate and Bank of America’s prime rate were 0.20% and 3.25%, respectively. As of April 30, 2010, the one-month and three-month Eurodollar Rates were 0.30% and 0.40%, respectively.

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

Letters of credit outstanding at April 30, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2010, Ferrellgas had available letter of credit remaining capacity of $152.9 million. At July 31, 2009, Ferrellgas had available letter of credit remaining capacity of $105.6 million.

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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
Public common unit holders	$22,421	$21,758	$66,582	$60,174
Ferrell Companies (1)	10,040	10,040	30,121	30,121
FCI Trading Corp. (2)	98	98	294	294
Ferrell Propane, Inc. (3)	26	26	77	77
James E. Ferrell (4)	2,176	2,167	6,530	6,500
General partner	351	344	1,047	981
	$35,112	$34,433	$104,651	$98,147

(1)         Ferrell Companies is the owner of the general partner and a 29% beneficial owner of Ferrellgas’ common units and thus a related party.

(2)         FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)         Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)         James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of the general partner and thus a related party.

On May 27, 2010, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2010, which is expected to be paid on June 14, 2010.

Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,177
General partner	351

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the nine months ended April 30, 2010.

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

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of goods sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2010 and 2009, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	April 30, 2010	July 31, 2009
Derivatives — Price risk management assets	$4,595	$3,391
Derivatives — Price risk management liabilities	87	4,380

Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital:

	For the nine months ended April 30,
	2010	2009
Fair value gain (loss) adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$15,192	$(172,942)

Reclassification of net gains (losses) originally recorded within OCI to Cost of product sold — propane and other gas liquids	9,695	(120,415)

Ferrellgas expects to reclassify net gains of approximately $4.5 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2010 and 2009, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2010, Ferrellgas had financial derivative contracts covering 0.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the nine months ended April 30, 2010 and 2009, four counterparties represented 76% and 82%, respectively, of net settled cash flow hedging positions reported in “Cost of goods sold — propane and other gas liquids sales.” During the nine months ended April 30, 2010 and 2009, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At April 30, 2010 and July 31, 2009, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
Operating expense	$57,690	$50,122	$169,642	$158,929
General and administrative expense	6,442	5,879	18,624	17,622

During fiscal 2009, Ferrellgas had a subleasing and a shared services agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by James E. Ferrell. During the three and nine months ended April 30, 2009, Ferrellgas received payments totaling $75 thousand and $195 thousand, respectively, for services provided to and sublease revenue receipts from Samson. This agreement was terminated during March 2010.

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc. During the three and nine months ended April 30, 2010, Ferrellgas paid Fleishman-Hillard Inc. $50 thousand and $142 thousand, respectively, for marketing and communications services. Ms. Solberg did not serve as the General Manager of Fleishman-Hillard, Inc. in 2009 and thus was not a related party during the three and nine months ended April 30, 2009.

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

Ferrellgas has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. Based on Ferrellgas’ business and consumer notification practices in its Blue Rhino tank exchange operations, Ferrellgas believes that all of these claims are without merit and intends to defend the claims vigorously.

J.    Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest for the three months ended April 30, 2010 and 2009 or for the nine months ended April 30, 2010 and 2009.

In periods with year-to-date net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009

Common unitholders’ interest in net earnings	$28,574	$32,535	$72,477	$86,753

Weighted average common units outstanding (in thousands)	69,495.2	67,809.3	69,147.4	64,650.2

Dilutive securities	129.7	40.5	131.5	70.4

Weighted average common units outstanding plus dilutive securities	69,624.9	67,849.8	69,278.9	64,720.6

Basic and diluted net earnings per common unitholders’ interest	$0.41	$0.48	$1.05	$1.34

K.   Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued, and concluded that, other than the event described below, there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

During May 2010, Ferrellgas issued an irrevocable notice to redeem at par the entire $34.1 million outstanding principal amount of the 8.75% senior notes due 2012 prior to the end of fiscal 2010.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	April 30,	July 31,
	2010	2009

ASSETS

Cash	$1,000	$1,000
Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	5,917	5,594

Accumulated deficit	(5,917)	(5,594)
Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009

General and administrative expense	$126	$400	$323	$445

Net loss	$(126)	$(400)	$(323)	$(445)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the nine months ended April 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(323)	$(445)
Cash used in operating activities	(323)	(445)

Cash flows from financing activities:
Capital contribution	323	445
Cash provided by financing activities	323	445

Change in cash		—
Cash — beginning of period	1,000	1,000
Cash — end of period	$1,000	$1,000

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2010

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

B.            Commitment

During April 2010, the Partnership completed a public offering of $280.0 million in aggregate principal amount of new 8.625% senior unsecured notes due 2020. The Finance Corp. serves as co-issuer and co-obligor for the senior notes.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30,	July 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$10,568	$7,050
Accounts and notes receivable, net	135,872	106,910
Inventories	139,540	129,808
Prepaid expenses and other current assets	19,020	14,356
Total current assets	305,000	258,124

Property, plant and equipment (net of accumulated depreciation of $544,076 and $521,044 at 2010 and 2009, respectively)	665,068	666,535
Goodwill	248,939	248,939
Intangible assets (net of accumulated amortization of $276,245 and $263,855 at 2010 and 2009, respectively)	226,400	212,037
Other assets, net	31,684	17,414
Total assets	$1,477,091	$1,403,049

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$70,540	$49,337
Short-term borrowings	32,847	66,159
Other current liabilities	90,493	105,661
Total current liabilities	193,880	221,157

Long-term debt	789,879	740,982
Other liabilities	21,098	19,300
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	463,201	418,532
General partner	4,726	4,272
Accumulated other comprehensive income (loss)	4,307	(1,194)
Total partners’ capital	472,234	421,610
Total liabilities and partners’ capital	$1,477,091	$1,403,049

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009

Revenues:
Propane and other gas liquids sales	$536,024	$461,850	$1,588,038	$1,546,274
Other	79,266	99,283	157,174	210,558
Total revenues	615,290	561,133	1,745,212	1,756,832

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	355,316	295,881	1,060,216	1,042,153
Cost of product sold - other	51,132	75,714	82,520	136,153
Operating expense	106,398	94,925	307,649	296,715
Depreciation and amortization expense	20,848	20,635	62,022	62,170
General and administrative expense	11,893	8,520	37,017	29,367
Equipment lease expense	3,259	4,282	10,160	14,418
Employee stock ownership plan compensation charge	2,698	1,460	6,961	4,865
Loss on disposal of assets and other	2,696	2,323	5,480	8,924

Operating income	61,050	57,393	173,187	162,067

Interest expense	(19,875)	(16,100)	(56,934)	(51,311)
Debt prepayment premiums	—	—	(17,308)	—
Other income (expense), net	214	(190)	(342)	(1,351)

Earnings before income taxes	41,389	41,103	98,603	109,405

Income tax expense	1,728	1,810	1,980	2,629

Net earnings	$39,661	$39,293	$96,623	$106,776

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2009	$418,532	$4,272	$(989)	$22	$(227)	$421,610

Contributions in connection with ESOP and stock-based compensation charges	11,037	112	—	—	—	11,149

Contributions in connection with acquisitions	3,061	31	—	—	—	3,092

Cash contributed by Ferrellgas Partners and general partner	51,300	523	—	—	—	51,823

Quarterly distributions	(116,376)	(1,188)	—	—	—	(117,564)

Comprehensive income:
Net earnings	95,647	976	—	—	—	96,623
Other comprehensive income:
Net earnings on risk management derivatives	—	—	15,192	—	—
Reclassification of derivatives to earnings	—	—	(9,695)	—	—
Foreign currency translation adjustment	—	—	—	5	—
Tax effect on foreign currency translation adjustment	—	—	—	(1)	—	5,501
Comprehensive income						102,124

April 30, 2010	$463,201	$4,726	$4,508	$26	$(227)	$472,234

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$96,623	$106,776
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	62,022	62,170
Employee stock ownership plan compensation charge	6,961	4,865
Stock-based compensation charge	4,188	1,109
Loss on disposal of assets	3,161	2,977
Loss on transfer of accounts receivable related to the accounts receivable securitization	6,699	9,084
Deferred tax expense	247	404
Other	7,572	5,567
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(82,819)	(22,952)
Inventories	(9,732)	42,303
Prepaid expenses and other current assets	(3,287)	(3,218)
Accounts payable	21,288	10,956
Accrued interest expense	1,280	3,270
Other current liabilities	(13,046)	(8,210)
Other liabilities	1,342	(1,273)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	124,000	109,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,104,352	1,001,169
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,179,352)	(1,118,169)
Net cash provided by operating activities	151,499	205,828

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(40,914)	(258)
Capital expenditures	(33,557)	(43,549)
Proceeds from sale of assets	4,597	6,878
Other	(3,686)	(3,668)
Net cash used in investing activities	(73,560)	(40,597)

Cash flows from financing activities:
Distributions	(117,564)	(110,993)
Proceeds from increase in long-term debt	614,274	198,234
Reductions in long-term debt	(573,933)	(238,839)
Net reductions in short-term borrowings	(33,312)	(84,149)
Contributions from partners	51,823	70,564
Cash paid for financing costs	(15,713)	(3,945)
Net cash used in financing activities	(74,425)	(169,128)

Effect of exchange rate changes on cash	4	(11)

Increase (decrease) in cash and cash equivalents	3,518	(3,908)
Cash and cash equivalents - beginning of period	7,050	16,545
Cash and cash equivalents - end of period	$10,568	$12,637

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010

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

B.    Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2010 and 2009 are not necessarily indicative of the results to be expected for a full fiscal year. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2010	2009
CASH PAID FOR:
Interest	$48,547	$42,599
Income taxes	916	786
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$3,061	$4,515
Issuance of liabilities in connection with acquisitions	5,494	1,002
Property, plant and equipment additions	868	1,604

(4) Accounts receivable securitization:

Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, an accounts receivable securitization facility that is a wholly-owned unconsolidated special purpose entity. Ferrellgas, L.P. retains servicing responsibilities as well as a retained interest in the transferred receivables. Ferrellgas, L.P. also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. Ferrellgas, L.P. has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the condensed consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest are included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.

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

(5) New accounting standards:

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance that amends the previous derecognition guidance to improve the accounting for transfers of financial assets. This guidance is effective for financial asset transfers that occur in annual reporting periods beginning after November 15, 2009. The adoption of this guidance on August 1, 2010, will require Ferrellgas, L.P. to consolidate Ferrellgas Receivables, a wholly-owned unconsolidated special purpose entity. As a result of the derecognition guidance amendments, beginning August 1, 2010, trade receivables owned by Ferrellgas Receivables will be recorded with a corresponding short-term liability on Ferrellgas, L.P.’s condensed consolidated balance sheets. Ferrellgas, L.P. does not expect the consolidation of Ferrellgas Receivables to have a significant impact on its financial position, results of operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued guidance that changes the approach to determining a variable interest entity’s primary beneficiary and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for annual reporting periods beginning after November 15, 2009. Ferrellgas, L.P. does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations or cash flows.

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

C.   Supplemental financial statement information

Inventories consist of the following:

	April 30,	July 31,
	2010	2009
Propane gas and related products	$119,761	$109,606
Appliances, parts and supplies	19,779	20,202
Inventories	$139,540	$129,808

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2010, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 24.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30,	July 31,
	2010	2009
Accrued interest	$18,003	$16,723
Accrued payroll	16,513	23,395
Customer deposits and advances	17,608	23,115
Other	38,369	42,428
Other current liabilities	$90,493	$105,661

Loss on disposal of assets and other consists of the following:

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
(Gain) loss on disposal of assets	$1,802	$(53)	$3,161	$2,977
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,731	3,563	6,699	9,084
Service income related to the accounts receivable securitization	(1,837)	(1,187)	(4,380)	(3,137)
Loss on disposal of assets and other	$2,696	$2,323	$5,480	$8,924

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
Operating expense	$50,724	$42,581	$142,091	$134,193
Depreciation and amortization expense	1,431	1,256	4,132	3,689
Equipment lease expense	3,438	4,176	10,677	13,498
	$55,593	$48,013	$156,900	$151,380

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30,	July 31,
	2010	2009
Accounts receivable	$65,000	$33,903
Note receivable from Ferrellgas Receivables	46,285	52,038
Retained interest	29,022	24,979
Other	260	284
Less: Allowance for doubtful accounts	(4,695)	(4,294)
Accounts and notes receivable, net	$135,872	$106,910

During April 2010, Ferrellgas, L.P. executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and BNP Paribas. This new accounts receivable securitization facility has $145.0 million of capacity, matures on April 4, 2013 and replaces Ferrellgas, L.P.’s previous 364-day facility which was to expire on April 14, 2010. As part of this new facility, Ferrellgas, L.P. transfers a portion of its trade accounts receivable to Ferrellgas Receivables, which finances its acquisition of the trade receivable assets by issuing beneficial interests in (securitizing) the receivables to a commercial paper conduit for proceeds of up to $145.0 million. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these receivables. Ferrellgas, L.P. structured the facility using a wholly-owned, unconsolidated special purpose entity in order to facilitate the transaction while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, Ferrellgas, L.P. remits daily to this special purpose entity funds collected on the trade receivables held by Ferrellgas Receivables.

Ferrellgas, L.P. transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	April 30,	July 31,
	2010	2009
Trade accounts receivable transferred from Ferrellgas, L.P.	$164,905	$118,982

Note payable to Ferrellgas, L.P.	46,285	52,038

Ferrellgas, L.P.’s condensed consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of April 30, 2010, Ferrellgas, L.P. had received proceeds from trade accounts receivable sales of $86.0 million with the ability to receive proceeds of an additional $15.0 million.

Other accounts receivable securitization activity consists of the following:

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
Net non-cash activity	$894	$2,376	$2,319	$5,947
Bad debt expense	—	300	(500)	600

The net non-cash activity reported in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.4% and 3.6% as of April 30, 2010 and July 31, 2009, respectively.

E.   Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2010 and July 31, 2009, $32.8 million and $66.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	April 30,	July 31,
	2010	2009
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $23,137 and $26,458 at April 30, 2010 and July 31, 2009, respectively	$426,863	$423,542
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,964	296,036	—
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	—	152,000
Fixed rate, Series C, 8.87%, due 2009	—	73,000

Credit facility
Secured, variable interest rate, expiring 2012 (net of $32.8 million classified as short-term borrowings)	59,653	—
Unsecured, variable interest rate, expiring 2010 (net of $66.2 million classified as short-term borrowings)	—	88,541

Notes payable, 9.5% and 8.4% weighted average interest rate at April 30, 2010 and July 31, 2009, respectively, due 2010 to 2016, net of unamortized discount of $3,224 and $1,301 at April 30, 2010 and July 31, 2009, respectively	9,706	5,321
	792,258	742,404
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,379	1,422
Long-term debt	$789,879	$740,982

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

During April 2010, Ferrellgas, L.P. received a cash contribution of $30.5 million and $0.3 million from Ferrellgas Partners and the general partner, respectively, which was used to reduce borrowings under the secured credit facility. As of April 30, 2010, Ferrellgas, L.P. had total borrowings outstanding under this secured credit facility due November 2012 of $92.5 million, of which $59.7 million was classified as long-term debt.

Borrowings under the secured credit facility due November 2012 had a weighted average interest rate of 4.63% at April 30, 2010. All borrowings under the facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•                  for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of April 30, 2010, the margin was 3.00%); or

•                  for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of April 30, 2010, the margin was 4.00%).

As of April 30, 2010, the federal funds rate and Bank of America’s prime rate were 0.20% and 3.25%, respectively. As of April 30, 2010, the one-month and three-month Eurodollar Rates were 0.30% and 0.40%, respectively).

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

Letters of credit outstanding at April 30, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2010, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.9 million. At July 31, 2009, Ferrellgas, L.P. had available letter of credit remaining capacity of $105.6 million.

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

During April 2010, Ferrellgas, L.P. received cash contributions of $30.5 million and $0.3 million from Ferrellgas Partners and the general partner, respectively. The proceeds were used to reduce borrowings outstanding under the secured credit facility.

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
Ferrellgas Partners	$35,112	$34,433	$116,376	$109,872
General partner	359	351	1,188	1,121
	$35,471	$34,784	$117,564	$110,993

On May 27, 2010, Ferrellgas, L.P. declared distributions for the three months ended April 30, 2010 to Ferrellgas Partners and the general partner of $75.5 million and $0.8 million, respectively, which is expected to be paid on June 14, 2010.

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the nine months ended April 30, 2010.

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

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of goods sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2010 and 2009, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	April 30, 2010	July 31, 2009
Derivatives — Price risk management assets	$4,595	$3,391
Derivatives — Price risk management liabilities	87	4,380

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital:

	For the nine months ended April 30,
	2010	2009
Fair value gain (loss) adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$15,192	$(172,942)
Reclassification of net gains (losses) originally recorded within OCI to Cost of product sold — propane and other gas liquids	9,695	(120,415)

Ferrellgas, L.P. expects to reclassify net gains of approximately $4.5 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2010 and 2009, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2010, Ferrellgas, L.P. had financial derivative contracts covering 0.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the nine months ended April 30, 2010 and 2009, four counterparties represented 76% and 82%, respectively, of net settled cash flow hedging positions reported in “Cost of goods sold — propane and other gas liquids sales.” During the nine months ended April 30, 2010 and 2009, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At April 30, 2010 and July 31, 2009, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009
Operating expense	$57,690	$50,122	$169,642	$158,929
General and administrative expense	6,442	5,879	18,624	17,622

During fiscal 2009, Ferrellgas, L.P. had a subleasing and a shared services agreement with Samson Dental Practice Management, LLC (“Samson”), a company wholly-owned by James E. Ferrell. During the three and nine months ended April 30, 2009, Ferrellgas, L.P. received payments totaling $75 thousand and $195 thousand, respectively, for services provided to and sublease revenue receipts from Samson. This agreement was terminated during March 2010.

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman—Hillard Inc. During the three and nine months ended April 30, 2010, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $50 thousand and $142 thousand, respectively, for marketing and communications services. Ms. Solberg did not serve as the General Manager of Fleishman-Hillard Inc. in 2009 and thus was not a related party during the three and nine months ended April 30, 2009.

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

Ferrellgas, L.P. has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas, L.P. failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas, L.P. violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. Based on Ferrellgas, L.P.’s business and consumer notification practices in its Blue Rhino tank exchange operations, Ferrellgas, L.P. believes that all of these claims are without merit and intends to defend the claims vigorously.

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

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	April 30,	July 31,
	2010	2009

ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	10,055	6,757

Accumulated deficit	(9,955)	(6,657)
Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2010	2009	2010	2009

General and administrative expense	$126	$445	$3,298	$3,445

Net loss	$(126)	$(445)	$(3,298)	$(3,445)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the nine months ended April 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,298)	$(3,445)
Cash used in operating activities	(3,298)	(3,445)

Cash flows from financing activities:
Capital contribution	3,298	3,445
Cash provided by financing activities	3,298	3,445

Change in cash	—	—
Cash — beginning of period	1,100	1,100
Cash — end of period	$1,100	$1,100

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2010

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

B.           Commitment

During September 2009, the Partnership issued $300.0 million in aggregate principal amount of new 9.125% senior unsecured notes due 2017 at an offering price equal to 98.6% of par. The Finance Corp. serves as co-issuer and co-obligor for the senior notes.

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

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to the senior notes co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•                  because Ferrellgas Partners has outstanding $34.1 million in aggregate principal amount of 8.75% senior notes due fiscal 2012 and $280.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements and Note E — Debt in the respective notes to their condensed consolidated financial statements; and

•                  Ferrellgas Partners issued common units during both fiscal 2009 and fiscal 2010.

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

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a direct correlation between weather and customer usage, there is a natural time lag between the onset of cold weather and increased sales to customers. Although nationwide temperatures during the nine months ended April 30, 2010 are slightly warmer as compared to the prior year and normal, we have experienced an overall cooling trend over the past three years. If this cooling trend were to continue toward normal or become cooler than normal, we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if this trend were to reverse toward warmer than normal temperatures we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2010 sales commitments and, as of April 30, 2010, have experienced a net mark to market gain of approximately $4.5 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related net mark to market gains are recorded on the balance sheet as “prepaid expenses and other current assets,” “other current liabilities” and “accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings. These financial derivative purchase commitment net gains are expected to be offset by reduced margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2010 we estimate 77% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the remainder of fiscal 2010.

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

•                  whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•                  our expectation that higher propane prices will continue causing “Revenues — propane and other gas liquids sales” and “Cost of product sold — propane and other gas liquids sales” to increase during the remainder of fiscal 2010 compared to our prior fiscal year.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in both the section in our Annual Report on Form 10-K for our fiscal 2009 entitled, “Item 1A. Risk Factors” and “Item 1A. Risk Factors” within this Quarterly Report on Form 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

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

Results of Operations

Three months ended April 30, 2010 compared to April 30, 2009

(amounts in thousands)

Three months ended April 30,	2010	2009	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	188,630	183,683	4,947	3%
Wholesale — Sales to Resellers	58,916	55,523	3,393	6%
	247,546	239,206	8,340	3%

Revenues - Propane and other gas liquids sales:
Retail — Sales to End Users	$376,628	$343,712	$32,916	10%
Wholesale — Sales to Resellers	124,522	110,590	13,932	13%
Other Gas Sales	34,874	7,548	27,326	362%
	$536,024	$461,850	$74,174	16%

Gross margin — Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$137,476	$124,708	$12,768	10%
Wholesale — Sales to Resellers	43,390	40,979	2,411	6%
Other Gas Sales	(158)	282	(440)	(156)%
	$180,708	$165,969	$14,739	9%

Gross margin - Other	$28,134	$23,569	$4,565	19%
Adjusted EBITDA (b)	88,154	82,195	5,959	7%
Operating income	60,888	57,325	3,563	6%
Interest expense	25,933	22,027	(3,906)	(18)%
Interest expense - operating partnership	19,875	16,100	(3,775)	(23)%

(a)   Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

(b)   Management considers Adjusted EBITDA to be a chief measurement of the partnership’s overall economic performance and return on invested capital. Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, depreciation and amortization expense, employee stock ownership plan compensation charge, unit and stock-based compensation charge, loss on disposal of assets and other, net earnings attributable to noncontrolling interest, and other income (expense), net. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. In addition, management believes this measure is consistent with the manner in which the partnership’s lenders and investors measure its overall performance, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended April 30, 2010 and 2009, respectively:

(amounts in thousands)

	For the three months
	ended April 30,
	2010	2009
Net earnings attributable to Ferrellgas Partners, L.P.	$28,863	$32,864
Income tax expense	1,754	1,847
Interest expense	25,933	22,027
Debt prepayment premiums	3,408	—
Depreciation and amortization expense	20,848	20,635
Other income (expense), net	529	190
EBITDA	$81,335	$77,563
Employee stock ownership plan compensation charge	2,698	1,460
Unit and stock-based compensation charge	1,024	452
Loss on disposal of assets and other	2,696	2,323
Net earnings attributable to noncontrolling interest	401	397
Adjusted EBITDA	$88,154	$82,195

Propane sales volumes during the three months ended April 30, 2010 increased 8.3 million gallons from that of the prior year period due to 4.9 million of increased gallon sales to our retail customers and 3.4 million increased gallon sales to our wholesale customers.

Retail sales volumes increased 5.9 million gallons through acquisitions completed during the last twelve months. These gallon gains were somewhat offset by the impact of weather in the more highly concentrated geographic areas we serve that was 3% warmer than that of the prior year period.

We believe wholesale sales volumes increased due to our emphasis on expanding this portion of our business.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended April 30, 2010, averaged 82% higher than the prior year period. The wholesale market price averaged $1.18 and $0.65 per gallon during the three months ended April 30, 2010 and 2009, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $32.9 million compared to the prior year period. This increase resulted primarily from a $23.0 million increase in sales price per gallon primarily due to the increased wholesale market pricing environment and $10.7 million from gallons gained through acquisitions completed during the last twelve months, both as discussed above.

Wholesale sales increased $13.9 million compared to the prior year period. This increase resulted primarily from a $7.2 million increase due to greater propane sales volumes and a $6.8 million increase in sales price per gallon, both as discussed above.

Other gas sales increased $27.3 million compared to the prior year period. This increase resulted primarily from a $14.7 million increase due to greater propane sales volumes and a $12.1 million increase in sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $12.8 million compared to the prior year period. This increase resulted primarily from a $9.2 million increase in gross margin per gallon primarily due to our ability to expand margins despite the increased wholesale market pricing environment and $3.5 million from gallons gained through acquisitions as discussed above.

Wholesale sales gross margin increased $2.4 million compared to the prior year period. This increase resulted primarily from a $2.5 million increase due to greater propane sales volumes as discussed above.

Gross margin - Other

Gross margin — Other increased $4.6 million compared to the prior year period. This increase resulted primarily due to a $6.6 million increase in miscellaneous fees, somewhat offset by a $2.2 million decrease in propane appliance sales.

Adjusted EBITDA

Adjusted EBITDA increased $6.0 million compared to the prior year period primarily due to a $14.7 million increase in gross margin from “Gross margin: Propane and other gas liquids sales” and a $4.6 million increase in gross margin from “Gross margin: Other” both as discussed above, which were somewhat offset by a $11.5 million increase in “Operating expense” and a $2.9 million increase in “General and administrative expense”. Operating expense increased primarily due to $4.9 million of performance based incentive expense, $2.6 million of increased fuel costs, $2.0 million of operating costs associated with acquisitions and $1.7 million of increased bad debt expense. General and administrative expense increased primarily due to $2.5 million of performance based incentive expense.

Operating income

Operating income increased $3.6 million compared to the prior year period primarily due to the $6.0 million increase in adjusted EBITDA as discussed above, which was somewhat offset by a $1.2 million increase in “Employee stock ownership plan compensation charge” due to the effect of higher Ferrellgas common unit prices during the current year period.

Interest expense - consolidated

Interest expense increased $3.9 million primarily due to a $2.7 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and higher interest rates on borrowings on our secured credit facility and $0.7 million increase due to the amortization of capitalized debt costs.

Interest expense - operating partnership

Interest expense increased $3.8 million primarily due to a $2.5 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and higher interest rates on borrowings on our secured credit facility and $0.8 million increase due to the amortization of capitalized debt costs.

Nine months ended April 30, 2010 compared to April 30, 2009

(amounts in thousands)

Nine months ended April 30,	2010	2009	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	590,905	556,078	34,827	6%
Wholesale — Sales to Resellers	189,872	169,293	20,579	12%
	780,777	725,371	55,406	8%

Revenues - Propane and other gas liquids sales:
Retail — Sales to End Users	$1,084,290	$1,149,969	$(65,679)	(6)%
Wholesale — Sales to Resellers	363,250	353,098	10,152	3%
Other Gas Sales	140,498	43,207	97,291	225%
	$1,588,038	$1,546,274	$41,764	3%

Gross margin — Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$392,722	$403,513	$(10,791)	(3)%
Wholesale — Sales to Resellers	125,091	100,320	24,771	25%
Other Gas Sales	10,009	288	9,721	NM
	$527,822	$504,121	$23,701	5%

Gross margin - Other	$74,654	$74,405	$249	—
Adjusted EBITDA (b)	251,487	238,930	12,557	5%
Operating income	172,836	161,862	10,974	7%
Interest expense	74,844	69,090	(5,754)	(8)%
Interest expense - operating partnership	56,934	51,311	(5,623)	(11)%
Debt prepayment premiums	20,716	—	(20,716)	NM

NM — Not meaningful

(a) Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

(b)   Management considers Adjusted EBITDA to be a chief measurement of the partnership’s overall economic performance and return on invested capital. Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, depreciation and amortization expense, employee stock ownership plan compensation charge, unit and stock-based compensation charge, loss on disposal of assets and other, net earnings attributable to noncontrolling interest, and other income (expense), net. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. In addition, management believes this measure is consistent with the manner in which the partnership’s lenders and investors measure its overall performance, including its ability to pay quarterly equity distributions, service its long-term debt and other fixed obligations and fund its capital expenditures and working capital requirements. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the nine months ended April 30, 2010 and 2009, respectively:

(amounts in thousands)

	For the nine months
	ended April 30,
	2010	2009
Net earnings attributable to Ferrellgas Partners, L.P.	$73,209	$87,629
Income tax expense	2,006	2,713
Interest expense	74,844	69,090
Debt prepayment premiums	20,716	—
Depreciation and amortization expense	62,022	62,170
Other income (expense), net	1,085	1,351
EBITDA	$233,882	$222,953
Employee stock ownership plan compensation charge	6,961	4,865
Unit and stock-based compensation charge	4,188	1,109
Loss on disposal of assets and other	5,480	8,924
Net earnings attributable to noncontrolling interest	976	1,079
Adjusted EBITDA	$251,487	$238,930

Propane sales volumes during the nine months ended April 30, 2010 increased 55.4 million gallons from that of the prior year period due to 34.8 million of increased gallon sales to our retail customers and 20.6 million of increased gallon sales to our wholesale customers.

Retail sales volumes increased 21.4 million gallons through acquisitions completed during the last twelve months and due to gallons gained from our focus on expanding our operations through an internal growth strategy. These gallon gains were somewhat offset by the impact of weather in the more highly concentrated geographic areas we serve that was 2% warmer than that of the prior year period.

We believe wholesale sales volumes increased due to our emphasis on expanding this portion of our business.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the nine months ended April 30, 2010 averaged 21% more than the prior year period. The wholesale market price averaged $1.11 and $0.92 per gallon during the nine months ended April 30, 2010 and 2009, respectively. Although the average wholesale market price increased significantly between the two periods, a competitive pricing environment did not allow us to increase our sales price as the wholesale market price increased. Additionally, volatility in the wholesale market price of propane during the first six months of fiscal 2010 and 2009 caused the movement in prices within those periods to be different. The wholesale market price at Mt. Belvieu averaged $1.40 during the three months ended October 31, 2008 and $0.69 during the three months ended January 31, 2009. During that six month period, we decreased our sales price at a slower rate than the wholesale market price. Conversely, the wholesale market price at Mt. Belvieu averaged $0.95 during the three months ended October 31, 2009 and $1.20 during the three months ended January 31, 2010. During this six month period the competitive pricing environment discussed above did not allow us to increase our sales price at a similar rate as the wholesale market price increased.

Revenues - Propane and other gas liquids sales

Retail sales decreased $65.7 million compared to the prior year period. This decrease resulted primarily from a $129.6 million decrease in sales price per gallon primarily due to a competitive pricing environment and volatility experienced in the wholesale market price of propane as well as decreased volumes due to warmer weather, each as discussed above. These decreases were partially offset by a $33.9 million increase from gallons gained through acquisitions and a $30.0 million increase from greater propane sales volumes due to the internal growth strategy.

Wholesale sales increased $10.2 million compared to the prior year period. This increase resulted from a $39.4 million increase due to greater propane sales volumes, offset by a $29.2 million decrease in sales price per gallon.

Other gas sales increased $97.3 million compared to the prior year period primarily due to an $87.6 million increase in propane sales volumes and a $10.5 million increase in sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $10.8 million compared to the prior year period. This decrease resulted primarily from a $33.9 million decrease in gross margin per gallon primarily due to a competitive pricing environment and volatility experienced in the wholesale market price of propane, as well as decreased volumes due to warmer weather, each as discussed above. These decreases were partially offset by a $12.7 million increase in propane sales volumes due to the internal growth strategy and $10.5 million from gallons gained through acquisitions, each as discussed above.

Wholesale sales gross margin increased $24.8 million compared to the prior year period. This increase resulted from both a $13.6 million increase due to greater propane sales volumes and an $11.2 million increase in gross margin per gallon as discussed above.

Other gas sales gross margin increased $9.7 million compared to the prior year period due to sales of excess inventory to other third-party customers.

Adjusted EBITDA

Adjusted EBITDA increased $12.6 million compared to the prior year period primarily due to a $23.7 million increase in gross margin from “Gross margin : Propane and other gas liquids sales” as discussed above and a $4.3 million decrease in “Equipment lease expense” which were somewhat offset by a $10.3 million increase in “Operating expense” and a $5.4 million increase in “General and administrative expense”. Equipment lease expense decreased primarily due to a $3.0 million decrease in computer related lease expense. Operating expense increased primarily due to $5.4 million of personnel related costs and $5.3 million of operating costs associated with acquisitions. General and administrative expense increased primarily due to $4.6 million from the timing of performance based incentive expense.

Operating income

Operating income increased $11.0 million compared to the prior year period primarily due to the $12.6 million increase in adjusted EBITDA as discussed above and a 3.4 million decrease in “Loss on disposal of assets and other”, which was somewhat offset by a $3.1 million increase in “Unit and stock based compensation charge” and a $2.1 million increase “Employee stock ownership plan compensation charge. Loss on disposal of assets and other decreased primarily due to a $2.4 million decrease in “Loss on transfer of accounts receivable related to the accounts receivable securitization facility” primarily due to a one time loss on the sale of certain receivables to the facility during the prior year period that was not repeated during the current year period. The $3.1 million increase in “unit and stock based compensation charge” is due to an increase in non-cash stock option issuance expense allocated from Ferrell Companies. The $2.1 million increase in “Employee stock ownership plan compensation charge” is due to the effect of higher Ferrellgas common unit prices during the current year period.

Interest expense - consolidated

Interest expense increased $5.8 million primarily due to a $5.8 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and higher interest rates on borrowings on our secured credit facility and a $1.6 million increase due to the amortization of capitalized debt costs. These increases were partially offset by $0.9 million decrease in letter of credit fees and a $0.8 million reduction in expense due to decreased borrowings on our secured credit facility.

Interest expense - operating partnership

Interest expense increased $5.6 million primarily due to a $5.6 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and higher interest rates on borrowings on our secured credit facility and a $1.7 million increase due to the amortization of capitalized debt costs. These increases were partially offset by a $0.9 million decrease in letter of credit fees and $0.8 million reduction in expense due to decreased borrowings on our secured credit facility.

Debt prepayment premiums

During October 2009, we prepaid the outstanding principal amount on our $82.0 million 7.24% series D notes due August 1, 2010 and our $70.0 million 7.42% series E notes due August 1, 2013, and the related prepayment premiums of $17.3 million.

During April 2010, we prepaid $233.9 million of our $268.0 million 8.75% senior notes due 2012 and the related prepayment premium of $3.4 million.

Forward looking statements

We expect that higher propane prices will continue causing “Revenues — propane and other gas liquids sales” and “Cost of product sold — propane and other gas liquids sales” to increase during the remainder of fiscal 2010 compared to our prior fiscal year.

Liquidity and Capital Resources

General

Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash, or other events beyond our control, such as the general market disruption experienced during fiscal 2009. We believe a return of the general market disruption discussed above could limit our future access to capital markets or to access those markets at rates acceptable to us. Conversely, if general market conditions continue to improve, we would expect our access to capital markets and rates associated with those markets to return to normal as well.

During fiscal 2010, we completed $580.0 million in debt offerings, made scheduled principal payments of $73.0 million on senior notes, prepaid $385.9 million of senior notes and plan to redeem $34.1 million of senior notes at par in the fourth quarter of fiscal 2010. We also entered into a new accounts receivable securitization facility with capacity of up to $145.0 million that replaced our previous securitization facility and entered into a new secured credit facility that replaced our unsecured credit facility and provides for a $400.0 million revolving credit capacity with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. Additionally, we issued $20.0 million of common units for which the proceeds were used to reduce borrowings on our credit facility. With these financings and the application of the proceeds, we will have addressed all of our significant outstanding debt maturities through 2014 and increased our liquidity to finance ongoing business strategies. Furthermore, our only interest rate sensitive financing will be borrowings on our $400.0 million revolving credit facility and our accounts receivable securitization facility scheduled to expire in 2012 and 2013, respectively.

In June 2009, the Financial Accounting Standards Board issued guidance that amends the previous derecognition guidance to improve the accounting for transfers of financial assets. This guidance is effective for financial asset transfers that occur in annual reporting periods beginning after November 15, 2009. The adoption of this guidance on August 1, 2010, will require Ferrellgas to consolidate Ferrellgas Receivables, a wholly-owned unconsolidated special purpose entity. As a result of the derecognition guidance amendments, beginning August 1, 2010, trade receivables owned by Ferrellgas Receivables will be recorded with a corresponding short-term liability on our condensed consolidated balance sheets. We do not expect the consolidation of Ferrellgas Receivables to have a significant impact on our financial position, results of operations, cash flows, liquidity or debt compliance ratios.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our business. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in the remainder of fiscal 2010 and in fiscal 2011.

Subject to the risk factors identified in both the section in our Annual Report on Form 10-K for our fiscal 2009 entitled, “Item 1A. Risk Factors” and “Item 1A. Risk Factors” within this Quarterly Report on Form 10-Q, our general partner believes the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units in the remainder of fiscal 2010 and in fiscal 2011. A quarterly distribution of $0.50 is expected to be paid on June 14, 2010, to all common units that were outstanding on June 7, 2010. This represents the sixty-third consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Prior to April 30, 2010, the publicly-held common units had certain distribution preference rights over the common units held by Ferrell Companies. Ferrell Companies had granted Ferrellgas Partners the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36.0 million. This distribution deferral agreement, which had not been utilized, expired April 30, 2010. See discussion of related risk factor in “Item 1A. Risk Factors.”

Our secured credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.625% senior notes due 2020. The credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.625% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our secured credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.

As of April 30, 2010, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants during the remainder of fiscal 2010 and in fiscal 2011. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•                  significantly warmer than normal winter temperatures;

•                  a continued volatile energy commodity cost environment;

•                  an unexpected downturn in business operations;

•                  a change in customer purchasing patterns due to economic factors in the United States; or

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of April 30, 2010, we had $450.0 million available under this shelf registration statement; and

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of April 30, 2010 we had $231.5 million available under this shelf agreement.

During December 2009, a shelf registration statement with availability of $200.0 million in common units in connection with Ferrellgas Partners direct purchase and distribution reinvestment plan expired and was not renewed. We believe the availability remaining under our other shelf registration statements will provide us with adequate access to liquidity and capital resources.

Operating Activities

Net cash provided by operating activities was $129.3 million for the nine months ended April 30, 2010, compared to net cash provided by operating activities of $193.7 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $114.7 million increase in working capital requirements and a $9.3 million decrease in cash flow from operations which were partially offset by a $57.0 million increase in net funding from our accounts receivable securitization facility. The increase in working capital requirements was primarily due to $59.9 million from the impact of increased sales volumes as well as the timing of billings and collections on accounts receivable, $52.0 million from the timing of inventory purchases and $8.5 million from the timing of interest payments. These increases in working capital requirements were somewhat offset by $10.1 million due to the timing of accounts payable disbursements. The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the debt prepayment premiums of $20.7 million on the early redemption of our series D and E senior notes and our early redemption of $233.9 million of our 8.75% senior notes, which was somewhat offset by an $11.0 million increase in operating income. The $57.0 million increase in net funding from our accounts receivable securitization facility is primarily due to an increase in accounts receivable sales to the facility to fund the working capital requirements discussed above.

Accounts receivable securitization

Cash flows from our accounts receivable securitization facility increased $57.0 million. We received net funding of $49.0 million from this facility during the nine months ended April 30, 2010 as compared to remitting net funding of $8.0 million to this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the operating partnership’s secured credit facility. See additional discussion about the operating partnership’s secured credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. During April 2010 the operating partnership executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and BNP Paribas that allows for the proceeds of up to $145.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. This facility matures in April 2013 and replaces the operating partnership’s previous 364-day facility which was to expire in April 2010. At April 30, 2010, we had received cash proceeds of $86.0 million related to the transfer of our trade accounts receivable to the accounts receivable securitization facility with the ability to receive cash proceeds, at our option, of an additional $15.0 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

Net cash provided by operating activities was $151.5 million for the nine months ended April 30, 2010, compared to net cash provided by operating activities of $205.8 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $108.5 million increase in working capital requirements and a $5.5 million decrease in cash flow from operations, which was partially offset by a $57.0 million increase in net funding from our accounts receivable securitization facility. The increase in working capital requirements was primarily due to $59.9 million from the impact of increased sales volumes as well as the timing of billings and collections on accounts receivable and a $52.0 million increase from the timing of inventory purchases. These increases in working capital requirements were somewhat offset by $10.3 million due to the timing of accounts payable disbursements. The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the debt prepayment premiums of $17.3 million on the early redemption of our series D and E senior notes which was somewhat offset by an $11.1 million increase in operating income. The $57.0 million increase in net funding from our accounts receivable securitization facility is primarily due to an increase in accounts receivable sales to the facility to fund the working capital requirements discussed above.

Investing Activities

Net cash used in investing activities was $73.6 million for the nine months ended April 30, 2010, compared to net cash used in investing activities of $40.6 million for the prior year period. This increase in net cash used in investing activities is primarily due to a $40.7 million increase in capital expenditures related to the acquisition of propane distribution assets, which is somewhat offset by a $10.0 million decrease in growth and maintenance capital expenditures.

Financing Activities

During the nine months ended April 30, 2010, net cash used in financing activities was $52.3 million compared to net cash used in financing activities of $157.1 million for the prior year period. The decrease in net cash used by financing activities was primarily due to a $127.0 million net increase in long-term borrowings and a $50.8 million decrease in repayments on short term borrowings. These cash increases were somewhat offset by a $49.5 million reduction in proceeds from equity offerings and a $17.5 million use of cash to fund transaction costs associated with the issuance of new term debt, the accounts receivable securitization facility and secured credit facility.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $104.7 million during the nine months ended April 30, 2010 in connection with the distributions declared for the three months ended July 31, 2009, October 31, 2009 and January 31, 2010. The quarterly distribution on all common units and the related general partner distributions for the three months ended April 30, 2010 of $35.1 million is expected to be paid on June 14, 2010 to holders of record on June 7, 2010.

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

As of April 30, 2010, we had total borrowings outstanding under this secured credit facility due November 2012 of $92.5 million, of which $59.7 million was classified as long-term debt.

Borrowings under the secured credit facility had a weighted average interest rate of 4.63% at April 30, 2010. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•                  for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of April 30, 2010, the margin was 3.00%); or

•                  for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of April 30, 2010, the margin was 4.00%).

As of April 30, 2010, the federal funds rate and Bank of America’s prime rate were 0.20% and 3.25%, respectively. As of April 30, 2010, the one-month and three-month Eurodollar Rates were 0.30% and 0.40%, respectively.

In addition, an annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 3.5% to 4.25% (as of April 30, 2010, the rate was 4.00%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Availability under our secured and unsecured credit facilities are shown below:

	Secured Credit Facility	Unsecured Credit Facility
	April 30, 2010	July 31, 2009
Total borrowing capacity	$400,000	$448,000
Less: Letters of credit outstanding	(47,077)	(44,444)
Cash borrowings outstanding	(92,500)	(154,700)
Credit facility availability	$260,423	$248,856

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

During April 2010, Ferrellgas Partners and Ferrellgas Partners Finance Corp. completed a public offering of $280.0 million in aggregate principal amount of new 8.625% senior unsecured notes due 2020. Ferrellgas Partners applied the net proceeds of approximately $273.4 million to a cash tender offer to purchase any and all of its 8.75% senior notes due 2012 and to redeem any such notes that remain outstanding after April 30, 2010. As of April 30, 2010, Ferrellgas Partners had purchased $233.9 million of the senior notes pursuant to the cash tender offer. Ferrellgas Partners contributed $30.5 million of the remaining proceeds to the operating partnership to pay down borrowings on the secured credit facility. During May 2010, we issued an irrevocable notice to redeem at par the entire $34.1 million outstanding principal amount of the 8.75% senior notes due 2012 prior to the end of fiscal 2010.

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements for the remainder of fiscal 2010 and in fiscal 2011. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

•                  a significant downgrade in our credit rating leading to decreased trade credit; or

•                  a significant acquisition.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See discussion of related risk factors in both the section in our Annual Report on Form 10-K for our fiscal 2009 entitled, “Item 1A. Risk Factors” and “Item 1A. Risk Factors” within this Quarterly Report on Form 10-Q.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to the redemption of $233.9 million of our 8.75% senior notes and the issuance of $280.0 million 8.625% senior notes and cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $117.6 million during the nine months ended April 30, 2010. The operating partnership expects to pay cash distributions of $76.3 million on June 14, 2010.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $188.3 million for the nine months ended April 30, 2010, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at April 30, 2010	Distributions paid during the nine months ended April 30, 2010
Ferrell Companies (1)	20,080,776	$30,121
FCI Trading Corp. (2)	195,686	294
Ferrell Propane, Inc. (3)	51,204	77
James E. Ferrell (4)	4,353,475	6,530

(1)   Ferrell Companies is the sole shareholder of our general partner.

(2)   FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)   Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the nine months ended April 30, 2010, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.2 million.

On June 14, 2010 Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.2 million and $0.8 million, respectively.

During the nine months ended April 30, 2010, we paid Fleishman-Hillard Inc. $142 thousand for marketing and communications services. Elizabeth Solberg, a member of our general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc.

See Note H — Transactions with related parties — and Note F — Partners’ capital — to our condensed consolidated financial statements for additional discussion regarding the effects of transactions with related parties.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The only material changes outside the ordinary course of our business for our contractual obligations at July 31, 2009, related to adjustments for the effect of our April 2010 issuance of $280.0 million in aggregate principal amount of new 8.625% senior notes due 2020 and our early redemption of our $268.0 million 8.75% senior notes due 2012. The early redemption of the senior notes will be complete by the end of fiscal 2010. The change in the fixed rate interest obligations due to such issuance and redemption will be an additional $0.6 million in the fourth quarter of fiscal 2010, $0.7 million in each of fiscal years 2011 and 2012, $24.2 million in each of fiscal years 2013 and 2014, and $144.9 million thereafter.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the nine months ended April 30, 2010. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2010 and July 31, 2009, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.7 million and $7.2 million as of April 30, 2010 and July 31, 2009, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At April 30, 2010 and July 31, 2009, we had $92.5 million and $154.7 million, respectively, in variable rate credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facility would result in a loss in future earnings of $0.9 million for the twelve months ending April 30, 2011. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2010, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to our Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that we failed to inform consumers of the amount of propane contained in propane tanks they purchased and that we violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. Based on our business and consumer notification practices in our Blue Rhino tank exchange operations, we believe that all of these claims are without merit and intend to defend the claims vigorously.

ITEM 1A. RISK FACTORS.

The following risk factor set forth in the section in our Annual Report on Form 10-K for our fiscal 2009 entitled, “Item 1A. Risk Factors” is no longer a current risk factor. As of April 30, 2010, the distribution priority expired.

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

In addition to the other information set forth in this Quarterly Report, readers should carefully consider the factors discussed in the section in our Annual Report on Form 10-K for our fiscal 2009 entitled, “Item 1A. Risk Factors,” which could materially affect our business, financial condition, or results of operations. The risks described in our 2009 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    (REMOVED AND RESERVED).

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

4.3

Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC, Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to $250 million aggregate amount of the Registrant’s 6 ¾% Senior Notes due 2014. Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.4

Indenture dated as of August 4, 2008, with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $200 million aggregate amount of the Registrant’s 6 ¾% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 5, 2008.

4.5

Indenture dated as of September 14, 2009, with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $300 million aggregate amount of the Registrant’s 9 1/8% Senior Notes due 2017. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 14, 2009.

4.6

Indenture dated as of April 13, 2010, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 13, 2010.

4.7

First Supplemental Indenture dated as of April 13, 2010, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed April 13, 2010.

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

	*	4.13	Third Amendment to Registration Rights Agreement dated as of June 29, 2005, by and between Ferrellgas Partners, L.P. and JEF Capital Management, Inc.

		10.1

Credit Agreement dated as of November 2, 2009, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 4, 2009.

		10.2

Receivable Sale Agreement dated as of April 6, 2010, between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2010.

		10.3

Receivables Purchase Agreement dated as of April 6, 2010, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and BNP Paribas, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 7, 2010.

#		10.4

Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010.

#		10.5	Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed March 10, 2009.

#		10.6

Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed September 28, 2009.

#	*	10.7	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010.

#		10.8

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

#		10.9

Waiver to Employment, Confidentiality, and Noncompete Agreement dated as of December 19, 2006 by and among Ferrell Companies, Inc. as the company, Ferrellgas, Inc. as the company, James E. Ferrell as the executive and Greatbanc Trust Company as successor trustee to LaSalle National Bank. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#		10.10

Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Ferrellgas, Inc. as the company and Patrick J. Walsh as the executive. Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.11

Change In Control Agreement dated as of March 5, 2008 by and between Ferrellgas, Inc. as the company and Richard V. Mayberry as the executive. Incorporated by reference to exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 7, 2008.

#	10.12

Change In Control Agreement dated as of October 9, 2006 by and between Ferrellgas, Inc. as the company and James E. Ferrell as the executive. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.13

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Stephen L. Wambold as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 10, 2009.

#	10.14

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and James R. VanWinkle as the executive. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 10, 2009.

#	10.15

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Jennifer Boren as the executive. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 10, 2009.

#	10.16

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Tod Brown as the executive. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 10, 2009.

#	10.17

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Eugene D. Caresia as the executive. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed August 10, 2009.

#	10.18

Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed August 10, 2009.

#	10.19

Agreement and release dated as of December 4, 2007 by and among Ferrell Companies, Inc., Ferrellgas, Inc., Ferrellgas Partners L.P., Ferrellgas L.P. and Brian J. Kline as the employee. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

#	10.20

Agreement and release dated as of March 28, 2008 by and among Ferrell Companies, Inc., Ferrellgas, Inc., Ferrellgas Partners L.P., Ferrellgas, L.P. and Kevin T. Kelly as the employee. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008.

#	10.21

Services Agreement dated as of September 26, 2008 between Samson Dental Practice Management, LLC as the client and Ferrellgas, L.P. as the provider. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed September 29, 2008.

#		10.22

Amendment No. 1 to Services Agreement dated as of May 1, 2009 between Samson Dental Practice Management, LLC as the client and Ferrellgas, L.P. as the provider. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed May 4, 2009.

#	*	10.23	Termination of Agreements dated as of March 12, 2010, by and between Ferrellgas, L.P., Ferrellgas, Inc. and Samson Dental Practice Management, LLC.

*		31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*		31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*		31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*		31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*		32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*		32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*		32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*		32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith
#	Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: June 9, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: June 9, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: June 9, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date: June 9, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director