Form 10-K
period 2010-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2010-09-28
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183

Ferrellgas Partners, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas, L.P.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware (States or other jurisdictions of incorporation or organization)	43-1698480 43-1742520 43-1698481 14-1866671 (I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, Kansas (Address of principal executive office)	66210 (Zip Code)

Registrants’ telephone number, including area code:
(913) 661-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units of Ferrellgas Partners, L.P.	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Limited Partner Interests of Ferrellgas, L.P.
Common Stock of Ferrellgas Partners Finance Corp.
Common Stock of Ferrellgas Finance Corp.
(Title of class)

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Ferrellgas Partners, L.P.: Yes ☒ No ☐

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

Ferrellgas Partners, L.P.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 29, 2010, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $973,729,600. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2010, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	69,548,318	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

2010 FORM 10-K ANNUAL REPORT

			Page

PART I

ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	10
ITEM	1B.	UNRESOLVED STAFF COMMENTS	31
ITEM	2.	PROPERTIES	32
ITEM	3.	LEGAL PROCEEDINGS	33
ITEM	4.	(REMOVED AND RESERVED)	33

PART II

ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM	6.	SELECTED FINANCIAL DATA	36
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	61
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	61
ITEM	9A.	CONTROLS AND PROCEDURES	61
ITEM	9B.	OTHER INFORMATION	67

PART III

ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	67
ITEM	11.	EXECUTIVE COMPENSATION	73
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	88
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	92
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	93

PART IV

ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	94

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

•                  “other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third party propane distributors or marketers and the volume of refined fuel sold;

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

General

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2010, and the largest national provider of propane by portable tank exchange.

We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Our propane distribution business consists principally of transporting propane purchased from third parties to our propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. We also distribute bulk propane to wholesale customers. Our portable tank exchange operations, nationally branded under the name Blue Rhino, are conducted through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural, but also include urban areas for industrial applications. Our market area for our industrial/commercial and portable tank exchange customers is generally urban; however, our portable tank exchange customer base continues to grow in both urban and rural areas.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2010	923
July 31, 2009	875
July 31, 2008	839

Our History

We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane distributor in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired approximately 180 propane distributors. As of July 31, 2010, we distribute product to our propane customers from 884 propane distribution locations. See Item 2. “Properties” for more information about our propane distribution locations.

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

We believe that we are positioned to successfully compete for growth opportunities within and outside of our existing operating regions. Our efforts will focus on adding density to our existing customer base, providing propane and complementary services to national accounts and providing other product offerings to existing customer relationships. This continued expansion will give us new growth opportunities by leveraging the capabilities of our operating platforms.

Capitalize on our national presence and economies of scale.

We believe our national presence of 884 propane distribution locations in the United States as of July 31, 2010 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. Currently we operate a retail distribution network using a structure of 154 service centers and 862 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

In 1998, we established an employee benefit plan that we believe aligns the interests of our employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, our employees beneficially own approximately 29% of our outstanding common units, allowing them to participate directly in our overall success. We believe this plan is unique in the propane distribution industry and that the entrepreneurial culture fostered by employee-ownership provides us with another distinct competitive advantage.

Distribution of Propane and Related Equipment and Supplies

Our propane distribution business consists principally of transporting propane purchased from third parties to our propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. We also distribute bulk propane to wholesale customers. Our portable tank exchange operations, nationally branded under the name Blue Rhino, are conducted through a network of distribution outlets, either independently-owned or owned by us. Our market areas for our residential and agricultural customers are generally rural, but also include urban areas for industrial applications. Our market area for our industrial/commercial and portable tank exchange customers is generally urban; however, our portable tank exchange customer base continues to grow in both urban and rural areas. We utilize marketing programs targeting both new and existing customers by emphasizing:

•                  our efficiency in delivering propane to customers;

•                  our employee training and safety programs;

•                  our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and

•                  our national distributor network for our commercial and portable tank exchange customers.

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

•                  portable tank exchange;

•                  industrial/commercial;

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

Residential customers typically rent their storage tanks from their distributors. Approximately 64% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we lease tanks to some of our independent distributors involved with our delivery of propane by portable tank exchange operations. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from most of our competitors.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products. We also sell gas grills, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products through Blue Rhino Global Sourcing, Inc.

In fiscal 2010, no one customer accounted for 10% or more of our consolidated revenues.

Effect of Weather and Seasonality

Weather conditions have a significant impact on demand for propane for heating purposes during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a direct correlation between weather and customer usage, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability.

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

Our risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within generally accepted accounting principles (“GAAP”) guidance and are therefore not recorded by us prior to settlement.

Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2010, British Petroleum (17%) and Enterprise Products, L.P. (14%) accounted for approximately 31% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane. No other single supplier accounted for more than 10% of our total propane purchases during fiscal 2010. If supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold — propane and other gas liquids sales” in our consolidated statement of earnings.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2010, we believe that we are the second largest marketer of propane in the United States and the largest national provider of propane by portable tank exchange.

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

•                  the sale of refined fuels; and

•                  common carrier services.

These other activities comprised less than 10% of our total revenues in fiscal 2010, 2009 and 2008.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2010, our general partner had 3,685 full-time employees.

Our general partner employed its employees in the following areas:

Propane distribution locations	3,193
Risk management, transportation and wholesale	153
Centralized corporate functions	339
Total	3,685

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

We have agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned entity that maintains an accounts receivable securitization facility. We retain servicing responsibilities for transferred accounts receivable but have no other continuing involvement with the transferred receivables. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Operating Activities” and in Note F — Accounts and notes receivable, net and accounts receivable securitization — to our consolidated financial statements provided herein.

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

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2010, approximately 59% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Volatility in the oil and gas commodities sector for an extended period of time or intense volatility in the near term could cause counterparty defaults on our commodity and financial derivative contracts. This could impair our ability to procure product or procure it at prices reasonable to us.

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

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane by portable tank exchange operations may decline. For fiscal 2010, three retailers represented approximately 55% of our portable tank exchange’s net revenues. None of our significant retail accounts associated with our portable tank exchange operations are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane by portable tank exchange operations may decline.

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

We have substantial indebtedness and other financial obligations. As of July 31, 2010:

•                  we had total indebtedness of approximately $1,180.6 million;

•                  Ferrellgas Partners had partners’ capital of approximately $82.2 million;

•                  we had availability under our credit facility of approximately $185.9 million; and

•                  we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $71.8 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $13.4 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2011 to 2020 that bear interest at rates ranging from 4.40% to 9.5%. As of July 31, 2010, these obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•                  $2.3 million - 2011;

•                  $2.3 million - 2012;

•                  $2.2 million - 2013;

•                  $451.6 million - 2014;

•                  $1.7 million - 2015; and

•                  $682.0 million - thereafter.

During November 2009, we closed on a new secured credit facility that replaced our prior unsecured credit facility. The credit facility provides for a $400.0 million revolving credit facility with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. The obligations under such credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s receivables securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners, L.P. and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership. The secured revolving credit facility will mature in November 2012.

All of the indebtedness and other obligations described above are obligations of the operating partnership except for $280.0 million of senior debt due 2020 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

Subject to the restrictions governing the operating partnership’s indebtedness and other financial obligations and the indenture governing Ferrellgas Partners’ outstanding senior notes due 2020, we may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to any debt securities we may issue.

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

Through our supply procurement activities, we purchased approximately 55% of our propane from six suppliers during fiscal 2010. In addition, during extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2010, the operating partnership had approximately $900.6 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 29% of our common units.

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

Because Ferrell Companies is the parent of our general partner and beneficially owns approximately 29% of our outstanding common units and James E. Ferrell, Executive Chairman and Chairman of the Board of Directors of our general partner, indirectly owns approximately 6% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner may not be made if neither Ferrell Companies nor Mr. Ferrell consent to such action.

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

We estimate that a person who acquires common units in the 2010 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2010 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

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

•                  borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner;

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                        PROPERTIES.

We own or lease the following transportation equipment that is utilized primarily in propane distribution operations:

	Owned	Leased	Total
Truck tractors	122	61	183
Propane transport trailers	275	30	305
Portable tank delivery trucks	310	217	527
Portable tank exchange delivery trailers	170	117	287
Bulk propane delivery trucks	1,151	592	1,743
Pickup and service trucks	1,044	368	1,412
Railroad tank cars	—	97	97

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our retail propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. Our retail propane distribution locations are comprised of 154 service centers and 862 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

In addition to our retail propane distribution locations, we also distribute propane for our portable tank exchange operations from 22 partnership-owned propane distribution locations and 18 independently-owned distributors.

We own approximately 49.1 million gallons of propane storage capacity at our propane distribution locations. We own our land and buildings in the local markets of approximately half of our operating locations and lease the remaining facilities on terms customary in the industry.

We own approximately 1.0 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.4 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

We lease approximately 48.8 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We lease 103,895 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area. We also lease 64,219 square feet of office and warehouse space in Winston-Salem, North Carolina in connection with our portable tank exchange operations.

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

ITEM 4.                        (REMOVED AND RESERVED).

PART II

ITEM 5.        MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2010, we had 874 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit
2009
First Quarter	$20.78	$11.27	$0.50
Second Quarter	16.95	11.23	0.50
Third Quarter	15.57	11.30	0.50
Fourth Quarter	18.37	14.61	0.50

2010
First Quarter	$20.92	$18.73	$0.50
Second Quarter	22.80	20.08	0.50
Third Quarter	23.65	21.25	0.50
Fourth Quarter	24.18	21.17	0.50

We make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters. Based upon our current financial condition and results of operations, our general partner currently believes that during fiscal 2011 we will be able to make quarterly cash distributions per common unit comparable to those quarterly distributions made during our last two fiscal years; however, no assurances can be given that such distributions will be made or the amount of such distributions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

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

On September 14, 2009, the operating partnership issued $300.0 million in aggregate principal amount of its 9.125% senior notes due 2017 at an offering price equal to 98.6% of par. The net proceeds after commissions and fees of $289.0 million were used to redeem $152.0 million of existing senior notes and related prepayment premiums and to reduce borrowings on our unsecured credit facility due April 2010. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. During July 2010, the operating partnership completed an offer to exchange $300.0 million principal amount of 9.125% senior notes due 2017, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on September 14, 2009.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2010, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2009 or 2010. The operating partnership distributes cash declared on its common equity four times per fiscal year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Financing Activities — Distributions paid by the operating partnership” for a discussion of its distributions during fiscal

2010. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

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

(in thousands, except per unit data)

	Ferrellgas Partners, L.P.
	Year Ended July 31,
	2010	2009	2008	2007	2006
Income Statement Data:
Total revenues	$2,099,060	$2,069,522	$2,290,689	$1,992,440	$1,895,470
Interest expense	101,284	89,519	86,712	87,953	84,235
Net earnings attributable to Ferrellgas Partners, L.P.	32,709	52,572	24,689	34,800	25,009
Basic and diluted net earnings per common unitholders’ interest	$0.47	$0.79	$0.39	$0.55	$0.41
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00

Balance Sheet Data:
Working capital (1)	$57,473	$34,556	$46,075	$42,503	$27,244
Total assets	1,442,351	1,404,977	1,529,231	1,503,403	1,549,500
Long-term debt	1,111,088	1,010,073	1,034,719	1,011,751	983,545
Partners’ capital	85,902	151,345	166,344	241,776	271,180

Operating Data:
Propane sales volumes (in thousands of gallons)	922,524	874,826	838,847	891,888	910,755

Capital expenditures :
Maintenance	$19,908	$21,082	$21,139	$16,935	$13,003
Growth	24,861	32,046	23,407	29,732	29,448
Technology initiative	—	—	—	—	915
Acquisition	49,500	9,944	191	35,466	38,057
Total	$94,269	$63,072	$44,737	$82,133	$81,423

Supplemental data :
Adjusted EBITDA	$266,492	$251,090	$221,941	$237,087	$215,854

Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA :
Net earnings attributable to Ferrellgas Partners, L.P.	$32,709	$52,572	$24,689	$34,800	$25,009
Income tax expense	1,916	2,292	82	6,560	3,524
Interest expense	101,284	89,519	86,712	87,953	84,235
Debt prepayment premiums	20,716	—	—	—	—
Depreciation and amortization expense	82,491	82,494	85,521	87,383	84,953
EBITDA	239,116	226,877	197,004	216,696	197,721
Employee stock ownership plan compensation charge	9,322	6,755	12,413	11,225	10,277
Unit and stock-based compensation charge	7,831	2,312	1,816	889	1,863
Loss on disposal of assets and other	8,485	13,042	11,250	10,822	7,539
Other income (expense), net	1,108	1,321	(1,039)	(3,145)	(2,046)
Net earnings attributable to noncontrolling interest	630	783	497	600	500
Adjusted EBITDA	$266,492	$251,090	$221,941	$237,087	$215,854

(1)         Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
	2010	2009	2008	2007	2006
Income Statement Data:
Total revenues	$2,099,060	$2,069,522	$2,290,689	$1,992,440	$1,895,470
Interest expense	76,786	65,785	63,001	64,201	60,537
Net earnings	62,361	77,501	49,232	59,427	49,465

Balance Sheet Data:
Working capital (1)	$60,770	$36,967	$48,397	$44,737	$28,874
Total assets	1,436,177	1,403,049	1,526,621	1,499,951	1,544,051
Long-term debt	831,088	740,982	765,248	741,900	713,316
Partners’ capital	363,047	421,610	436,269	511,356	539,910

Operating Data:
Propane sales volumes (in thousands of gallons)	922,524	874,826	838,847	891,888	910,755

Capital expenditures:
Maintenance	$19,908	$21,082	$21,139	$16,935	$13,003
Growth	24,861	32,046	23,407	29,732	29,448
Technology initiative	—	—	—	—	915
Acquisition	49,500	9,944	191	35,466	38,057
Total	$94,269	$63,072	$44,737	$82,133	$81,423

Supplemental data :
Adjusted EBITDA	$266,916	$251,418	$222,200	$237,362	$216,112

Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA :
Net earnings	$62,361	$77,501	$49,232	$59,427	$49,465
Income tax expense	1,890	2,208	6	6,560	3,524
Interest expense	76,786	65,785	63,001	64,201	60,537
Debt prepayment premiums	17,308	—	—	—	—
Depreciation and amortization expense	82,491	82,494	85,521	87,383	84,953
EBITDA	240,836	227,988	197,760	217,571	198,479
Employee stock ownership plan compensation charge	9,322	6,755	12,413	11,225	10,277
Unit and stock-based compensation charge	7,831	2,312	1,816	889	1,863
Loss on disposal of assets and other	8,485	13,042	11,250	10,822	7,539
Other income (expense), net	442	1,321	(1,039)	(3,145)	(2,046)
Adjusted EBITDA	$266,916	$251,418	$222,200	$237,362	$216,112

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•                  because Ferrellgas Partners has outstanding $280.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see “Results of Operations — Interest expense” and “Liquidity and Capital Resources — Financing Activities;” and

•                  Ferrellgas Partners issued common units during both fiscal 2009 and 2010. See “Liquidity and Capital Resources — Financing Activities” for a discussion of these material differences.

Overview

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2010, and the largest national provider of propane by portable tank exchange.

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

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a direct correlation between weather and customer usage, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sale price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues — Propane and other gas liquids sales” and “Gross margin — Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2011 sales commitments and, as of July 31, 2010, have experienced a net mark to market loss of approximately $0.1 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related net mark to market losses are recorded on the balance sheet as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of earnings. These financial derivative purchase commitment net losses are expected to be offset by improved margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2010 we estimate 80% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during fiscal 2011.

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

“Net earnings attributable to Ferrellgas Partners, L.P.” in fiscal 2010 were $32.7 million as compared to $52.6 million in fiscal 2009. This decrease of $19.9 million was primarily due to the incurrence of “Debt prepayment premiums” of $20.7 million and an increase in “Interest expense” of $11.8 million primarily due to higher interest rates on debt refinancings, and increased “General and administrative expense” of $10.4 million primarily due to increases in both “Unit and stock based compensation charge” and performance based incentive expense. These increases were partially offset by gross margin — propane and other gas liquids sales increasing $20.5 million primarily due to an increase in the gross margin from wholesale sales.

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

•                  whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•                  our expectation that “Net earnings” will be greater in fiscal 2011 compared to fiscal 2010 primarily due to our expectation that debt prepayment premiums will be lower.

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

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Annual Report on Form 10-K.

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

Results of Operations

Fiscal Year Ended July 31, 2010 compared to July 31, 2009

(amounts in thousands) Fiscal year ended July 31,	2010	2009	Favorable (unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	680,963	652,788	28,175	4%
Wholesale — Sales to Resellers	241,561	222,038	19,523	9%
	922,524	874,826	47,698	5%

Revenues - Propane and other gas liquids sales:
Retail — Sales to End Users	$1,246,167	$1,297,472	$(51,305)	(4)%
Wholesale — Sales to Resellers	495,845	484,109	11,736	2%
Other Gas Sales	158,306	48,072	110,234	229%
	$1,900,318	$1,829,653	$70,665	4%

Gross margin — Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$450,139	$469,076	$(18,937)	(4)%
Wholesale — Sales to Resellers	182,744	154,395	28,349	18%
Other Gas Sales	9,901	(1,186)	11,087	NM
	$642,784	$622,285	$20,499	3%

Gross margin - Other	$90,104	$87,016	$3,088	4%
Adjusted EBITDA (b)	266,492	251,090	15,402	6%
Operating income	158,363	146,487	11,876	8%
Interest expense	101,284	89,519	(11,765)	(13)%
Interest expense - operating partnership	76,786	65,785	(11,001)	(17)%
Debt prepayment premiums	20,716	—	(20,716)	NM

NM- Not meaningful

(a) Gross margin from propane and other gas liquids sales represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

(b) Management considers Adjusted EBITDA to be a chief measurement of the partnership’s overall economic performance. Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, debt prepayment premiums, depreciation and amortization expense, employee stock ownership plan compensation charge, unit and stock-based compensation charge, loss on disposal of assets and other, other income (expense), net and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2010 and 2009, respectively:

(amounts in thousands)	2010	2009
Net earnings attributable to Ferrellgas Partners, L.P.	$32,709	$52,572
Income tax expense	1,916	2,292
Interest expense	101,284	89,519
Debt prepayment premiums	20,716	—
Depreciation and amortization expense	82,491	82,494
EBITDA	$239,116	$226,877
Employee stock ownership plan compensation charge	9,322	6,755
Unit and stock-based compensation charge	7,831	2,312
Loss on disposal of assets and other	8,485	13,042
Other income (expense), net	1,108	1,321
Net earnings attributable to noncontrolling interest	630	783
Adjusted EBITDA	$266,492	$251,090

Propane sales volumes during fiscal 2010 increased 47.7 million gallons from that of the prior year period due to 28.2 million of increased gallon sales to our retail customers and 19.5 million of increased gallon sales to our wholesale customers.

Retail sales volumes increased primarily due to 22.9 million gallons through acquisitions completed during the last twelve months and also due to gallons gained from our focus on expanding our operations through an internal growth strategy. These gallon gains were somewhat offset by the impact of weather in the more highly concentrated geographic areas we serve that was 2% warmer than that of the prior year period.

We believe wholesale sales volumes increased due to our emphasis on expanding this portion of our business.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during fiscal 2010 averaged 24% more than the prior year period. The wholesale market price averaged $1.09 and $0.88 per gallon during fiscal 2010 and 2009, respectively. Although the average wholesale market price increased significantly between the two periods, a competitive pricing environment did not allow us to increase our sales price as the wholesale market price increased. Additionally, volatility in the wholesale market price of propane during the first six months of fiscal 2010 and 2009 caused the movement in prices within those periods to be different. The wholesale market price at Mt. Belvieu averaged $1.40 during the three months ended October 31, 2008 and $0.69 during the three months ended January 31, 2009. During that six month period, we decreased our sales price at a slower rate than the wholesale market price resulting in gross margin expansion. Conversely, the wholesale market price at Mt. Belvieu averaged $0.95 during the three months ended October 31, 2009 and $1.20 during the three months ended January 31, 2010. During this six month period the competitive pricing environment discussed above did not allow us to increase our sales price at a similar rate as the wholesale market price increased resulting in gross margin reduction.

Revenues - Propane and other gas liquids sales

Retail sales decreased $51.3 million compared to the prior year period. This decrease resulted primarily from a $102.9 million decrease in sales price per gallon primarily due to a decline in the wholesale market price of propane, a competitive pricing environment and decreased volumes due to warmer weather, each as discussed above. These decreases were partially offset by a $36.7 million increase from gallons gained through acquisitions as well as increases from greater propane sales volumes due to the internal growth strategy.

Wholesale sales increased $11.7 million compared to the prior year period. This increase resulted from a $40.0 million increase due to greater propane sales volumes due to our emphasis on expanding this portion of our business, as discussed above, offset by a $28.3 million decrease in sales price per gallon, due to a decline in the wholesale market price of propane and a competitive pricing environment, as discussed above.

Other gas sales increased $110.2 million compared to the prior year period primarily due to a $96.9 million increase in propane sales volumes and a $13.9 million increase in sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $18.9 million compared to the prior year period. This decrease resulted primarily from a $37.6 million decrease in gross margin per gallon primarily due to a competitive pricing environment, volatility experienced in the wholesale market price of propane and decreased volumes due to warmer weather, each as discussed above. These decreases were partially offset by $11.3 million from gallons gained through acquisitions, each as discussed above.

Wholesale sales gross margin increased $28.3 million compared to the prior year period. This increase resulted from both a $14.8 million increase due to greater propane sales volumes as discussed above and a $13.5 million increase in gross margin per gallon due to improved margins from fixed price sales.

Other gas sales gross margin increased $11.1 million compared to the prior year period due to sales of excess inventory to other third-party customers.

Gross margin — other

Gross margin — Other increased primarily due to an increase of $6.7 million of miscellaneous fees billed to customers partially offset by a decrease of $3.5 million of appliance sales.

Adjusted EBITDA

Adjusted EBITDA increased $15.4 million compared to the prior year period primarily due to a $20.5 million increase in gross margin from “Gross margin - Propane and other gas liquids sales” as discussed above, a $5.0 million decrease in “Equipment lease expense” and a $3.1 million increase in “Gross margin - Other” as discussed above, which were somewhat offset by a $7.0 million increase in operating expense and a $6.2 million increase in general and administrative expense. Equipment lease expense decreased primarily due to a $3.6 million decrease in computer related lease expense. Operating expense increased primarily due to $6.9 million of operating costs associated with acquisitions. General and administrative expense increased primarily due to $5.2 million of increased performance based incentive expense.

Operating income

Operating income increased $11.9 million compared to the prior year period primarily due to the $15.4 million increase in Adjusted EBITDA as discussed above and a $4.6 million decrease in “Loss on disposal of assets and other,” which was somewhat offset by a $5.5 million increase in “Unit and stock based compensation charge” due to an increase in non-cash stock option issuance expense allocated from Ferrell Companies and a $2.6 million increase in “Employee stock ownership plan compensation charge”

due to the effect of higher Ferrellgas common unit prices during the current year period. Loss on disposal of assets and other decreased primarily due to a $5.6 million decrease in “Loss on transfer of accounts receivable related to the accounts receivable securitization” primarily due to a one-time loss on the sale of certain receivables during the prior year that was not repeated in the current year.

Interest expense - consolidated

Interest expense increased $11.8 million primarily due to a $4.8 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and higher interest rates on borrowings on our secured credit facility, $3.6 million due to increased borrowings and a $3.7 million increase due to the amortization of capitalized debt costs.

Interest expense - operating partnership

Interest expense increased $11.0 million primarily due to a $5.3 million increase due to the issuance of new senior debt at higher interest rates than the debt retired and higher interest rates on borrowings on our secured credit facility, $2.7 million due to increased borrowings and a $3.6 million increase due to the amortization of capitalized debt costs.

Debt prepayment premiums

We prepaid the outstanding principal amount on our $82.0 million 7.24% series D notes due August 1, 2010 and our $70.0 million 7.42% series E notes due August 1, 2013, and the related prepayment premiums of $17.3 million.

We prepaid our $268.0 million 8.75% senior notes due 2012 and the related prepayment premium of $3.4 million.

Forward looking statements

We expect “Net earnings” to be greater in fiscal 2011 compared to fiscal 2010 primarily due to our expectation that debt prepayment premiums will be lower.

Fiscal Year Ended July 31, 2009 compared to July 31, 2008

(amounts in thousands) Fiscal year ended July 31,	2009	2008	Favorable (unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	652,788	656,832	(4,044)	(1)%
Wholesale — Sales to Resellers	222,038	182,015	40,023	22%
	874,826	838,847	35,979	4%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$1,297,472	$1,451,054	$(153,582)	(11)%
Wholesale — Sales to Resellers	484,109	455,794	28,315	6%
Other Gas Sales	48,072	148,433	(100,361)	(68)%
	$1,829,653	$2,055,281	$(225,628)	(11)%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$469,076	$427,701	$41,375	10%
Wholesale — Sales to Resellers	154,395	132,858	21,537	16%
Other Gas Sales	(1,186)	2,804	(3,990)	NM
	$622,285	$563,363	$58,922	10%

Gross margin - Other	$87,016	$98,930	$(11,914)	(12)%
Adjusted EBITDA (b)	251,090	221,941	29,149	13%
Operating income	146,487	110,941	35,546	32%
Interest expense	89,519	86,712	(2,807)	(3)%
Interest expense - operating partnership	65,785	63,001	(2,784)	(4)%

NM- Not meaningful

(a)         Gross margin from propane and other gas liquids sales represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

(b)         Management considers Adjusted EBITDA to be a chief measurement of the partnership’s overall economic performance. Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, employee stock ownership plan compensation charge, unit and stock-based compensation charge, loss on disposal of assets and other, other income (expense), net and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2009 and 2008, respectively:

(amounts in thousands)	2009	2008
Net earnings attributable to Ferrellgas Partners, L.P.	$52,572	$24,689
Income tax expense	2,292	82
Interest expense	89,519	86,712
Depreciation and amortization expense	82,494	85,521
EBITDA	$226,877	$197,004
Employee stock ownership plan compensation charge	6,755	12,413
Unit and stock-based compensation charge	2,312	1,816
Loss on disposal of assets and other	13,042	11,250
Other income (expense), net	1,321	(1,039)
Net earnings attributable to noncontrolling interest	783	497
Adjusted EBITDA	$251,090	$221,941

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

Gross margin - Other

Gross margin — Other decreased $11.9 million compared to the prior year period primarily due to $8.2 million of miscellaneous fees billed to customers in the prior year period that were not repeated during the current year.

Adjusted EBITDA

Adjusted EBITDA increased $29.1 million compared to the prior year period primarily due to a $58.9 million increase in gross margin from “Gross margin - Propane and other gas liquids sales” as discussed above, a $6.1 million decrease in “Equipment lease expense” and a $4.2 million decrease in “General and administrative expense” which is somewhat offset by a $28.7 million increase in “Operating expense” and an $11.9 million decrease in gross margin from “Gross margin - other” as discussed above. Equipment lease expense decreased primarily due to $3.7 million in computer related lease expense. General and administrative expense decreased primarily due to $2.4 million in other corporate overhead expenses incurred in fiscal 2008 that were not repeated in fiscal 2009. Operating expense increased primarily due to $29.8 million in personnel costs, $4.0 million in plant and office expenses, $3.0 million in selling expenses and $2.2 million in vehicle repair costs, which were partially offset by a $4.4 million decrease in fuel costs and a $3.5 million decrease in bad debt expense.

Operating income

Operating income increased $35.5 million compared to the prior year period primarily due to the $29.9 million increase in Adjusted EBITDA as discussed above and a $5.7 million decrease in “Employee stock ownership plan ownership charges” primarily due to the effect of lower Ferrellgas common unit prices during the current year period.

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

Liquidity and Capital Resources

General

Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash, or other events beyond our control, such as the general market disruption experienced during fiscal 2009. We believe a return of the general market disruption discussed above could limit our future access to capital markets or to access those markets at rates acceptable to us. Conversely, if general market conditions were to improve, we would expect our access to capital markets and rates associated with those markets to return to normal as well.

During fiscal 2010, we completed $580.0 million in debt offerings, made scheduled principal payments of $73.0 million on senior notes and prepaid $420.0 million of senior notes. We also entered into a new accounts receivable securitization facility with capacity of up to $145.0 million that replaced our previous securitization facility and entered into a new secured credit facility that replaced our unsecured credit facility and provides for a $400.0 million revolving credit capacity with the entire amount available for loans and with a sublimit of $200.0 million for letters of credit. Additionally, we issued $20.0 million of common units for which the proceeds were used to reduce borrowings on our credit facility. With these financings and the application of the proceeds, we will have addressed all of our significant outstanding public debt maturities through 2014 and increased our liquidity to finance ongoing business strategies. Furthermore, our only interest rate sensitive financing will be borrowings on our $400.0 million revolving credit facility and our accounts receivable securitization facility scheduled to expire in 2012 and 2013, respectively.

In June 2009, the Financial Accounting Standards Board issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (QSPEs). The second amends guidance applicable to variable interest entities (VIEs).  The provisions of these amendments have eliminated our QSPE status and have required us to evaluate all VIE’s to determine whether they must be consolidated effective August 1, 2010.  As a result of the amendments, beginning August 1, 2010, Ferrellgas Receivables was accounted for as a consolidated subsidiary and $108.9 million of trade receivables and a corresponding short-term secured liability were recorded on our consolidated balance sheets. Borrowings and repayments under the facility were reported in the financing section of the statement of cash flows. Upon adoption there was no impact on our results of operations and the short-term secured liability has no impact on any debt covenant agreements.

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

During periods of high volatility our risk management activities expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls from us or may default on the settlement of positions with us.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our business. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in fiscal 2011.

Subject to the risk factors identified in “Item 1A. Risk Factors,” our general partner believes the operating partnership will have sufficient funds in fiscal 2011 available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units. A quarterly distribution of $0.50 was paid on September 14, 2010, to all common units that were outstanding on September 7, 2010. This represents the sixty-fourth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of July 31, 2010, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2011. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of July 31, 2010, we had $450.0 million available under this shelf registration statement; and

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of July 31, 2010, we had $231.5 million available under this shelf agreement.

Fiscal Year Ended July 31, 2010 compared to July 31, 2009

Operating Activities

Net cash provided by operating activities was $134.6 million for fiscal 2010, compared to net cash provided by operating activities of $201.8 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $106.5 million increase in working capital requirements and a $9.2 million decrease in cash flow from operations which were partially offset by a $46.0 million increase in net funding from our accounts receivable securitization facility. The increase in working capital requirements was primarily due to $62.9 million from the impact of increased sales volumes as well as the timing of billings and collections on accounts receivable and $59.6 million from the decreased cost per gallon and timing of inventory purchases. These increases in working capital requirements were somewhat offset by $20.8 million due to the timing of accounts payable disbursements. The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the debt prepayment premiums of $20.7 million on the early redemption of our series D and E senior notes and our early redemption of $268.0 million of our 8.75% senior notes, which was somewhat offset by an $11.9 million increase in operating income. The $46.0 million increase in net funding from our accounts receivable securitization facility is primarily due to an increase in accounts receivable sales to the facility to fund the working capital requirements discussed above.

Accounts receivable securitization

Cash flows from our accounts receivable securitization facility increased $46.0 million. We received net funding of $10.0 million from this facility during fiscal 2010 as compared to remitting net funding of $36.0 million to this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the operating partnership’s secured credit facility. See additional discussion about the operating partnership’s secured credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. During April 2010 the operating partnership executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and BNP Paribas that allows for the proceeds of up to $145.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. This facility matures in April 2013 and replaces the operating partnership’s previous 364-day facility which was to expire in April 2010. At July 31, 2010, we had received cash proceeds of $47.0 million related to the transfer of our trade accounts receivable to the accounts receivable securitization facility with the ability to receive cash proceeds, at our option, of an additional $11.0 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs. Prior to August 1, 2010, these transactions were reflected in our consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

Net cash provided by operating activities was $162.5 million for fiscal 2010, compared to net cash provided by operating activities of $225.6 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $106.8 million increase in working capital requirements and a $4.9 million decrease in cash flow from operations, which was partially offset by a $46.0 million increase in net funding from our accounts receivable securitization facility. The increase in working capital requirements was primarily due to $62.9 million from the impact of increased sales volumes as well as the timing of billings and collections on accounts receivable and a $59.6 million increase from the decreased cost per gallon and timing of inventory purchases. These increases in working capital requirements were somewhat offset by $20.8 million due to the timing of accounts payable disbursements. The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the debt prepayment premiums of $17.3 million on the early redemption of our series D and E senior notes which was somewhat offset by a $12.0 million increase in operating income. The $46.0 million increase in net funding from our accounts receivable securitization facility is primarily due to an increase in accounts receivable sales to the facility to fund the working capital requirements discussed above.

Investing Activities

Net cash used in investing activities was $81.3 million for fiscal 2010, compared to net cash used in investing activities of $53.2 million for the prior year period. This increase in net cash used in investing activities is primarily due to a $38.2 million increase in capital expenditures related to the acquisition of propane distribution assets, which is somewhat offset by an $8.9 million decrease in growth and maintenance capital expenditures.

Financing Activities

Net cash used in financing activities was $49.0 million for fiscal 2010, compared to net cash used in financing activities of $158.1 million for the prior year period. The decrease in net cash used by financing activities was primarily due to a $123.2 million net increase in long-term borrowings and a $60.6 million decrease in repayments on short term borrowings. These cash increases were somewhat offset by a $49.5 million reduction in proceeds from equity offerings and an $18.2 million use of cash to fund transaction costs associated with the issuance of new term debt, the accounts receivable securitization facility and secured credit facility.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $139.8 million during fiscal 2010 in connection with the distributions declared for the three months ended July 31, 2009, October 31, 2009, January 31, 2010 and April 30, 2010. The quarterly distribution on all common units and the related general partner distributions for the three months ended July 31, 2010 of $0.4 million was paid on September 14, 2010 to holders of record on September 7, 2010.

Fiscal Year Ended July 31, 2009 compared to July 31, 2008

Operating Activities

Net cash provided by operating activities was $201.8 million for fiscal 2009, compared to net cash provided by operating activities of $70.9 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $158.0 million decrease in working capital requirements and a $22.1 million increase in cash flow from operations. These increases were partially offset by a $48.0 million decrease in net funding from our accounts receivable securitization facility. The decrease in working capital requirements was primarily due to $114.1 million from the impact of decreased sales price per gallon of propane and the timing of billings and collections on accounts receivable and $63.4 million from the timing and decreased cost per gallon of inventory purchases, partially offset by a $29.6 million increase due to the timing of accounts payable disbursements. The increase in cash flow from operations is primarily due to a $28.2 million increase in net earnings. The $48.0 million decrease in net funding from our accounts receivable securitization facility is primarily due to a decrease in working capital requirements.

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

As of July 31, 2010, we had total borrowings outstanding under this secured credit facility due November 2012 of $167.0 million, of which $99.8 million was classified as long-term debt.

Borrowings under the secured credit facility had a weighted average interest rate of 4.40% at July 31, 2010. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of July 31, 2010, the margin was 2.75%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of July 31, 2010, the margin was 3.75%).

As of July 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.18% and 3.25%, respectively. As of July 31, 2010, the one-month and three-month Eurodollar Rates were 0.40% and 0.60%, respectively.

Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2010, we had available letter of credit remaining capacity of $152.9 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 3.5% to 4.25% (as of July 31, 2010, the rate was 3.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Common unit offering

During October 2009, Ferrellgas Partners completed an offering of 1.1 million common units representing limited partner interests. The net proceeds of $20.0 million were used to reduce borrowings under our unsecured credit facility. Ferrellgas also issued $3.1 million of common units in connection with the acquisition of propane distribution assets.

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

During April 2010, Ferrellgas Partners and Ferrellgas Partners Finance Corp. completed a public offering of $280.0 million in aggregate principal amount of new 8.625% senior unsecured notes due 2020. Ferrellgas Partners applied the net proceeds of approximately $273.4 million to redeem its $268.0 million 8.75% senior notes due 2012.

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements in fiscal 2011. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

•                  a significant downgrade in our credit rating leading to decreased trade credit; or

•                  a significant acquisition.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See discussion of related risk factors in Item 1A. “Risk Factors.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to the redemption of $268.0 million of our 8.75% senior notes and the issuance of $280.0 million 8.625% senior notes and cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $193.8 million during fiscal 2010. The operating partnership paid cash distributions of $35.5 million on September 14, 2010.

Contributions received by the operating partnership

During April 2010, the operating partnership received cash contributions of $30.5 million and $0.3 million from Ferrellgas Partners and the general partner, respectively, which were used to reduce borrowings outstanding under the secured credit facility.

During October 2009, the operating partnership received cash contributions of $20.0 million and $0.2 million from Ferrellgas Partners and the general partner, respectively. The proceeds were used to reduce borrowings outstanding under the unsecured credit facility.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $249.6 million for fiscal 2010, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2010	Distributions paid during the year ended July 31, 2010
Ferrell Companies (1)	20,080,776	$40,160
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,353,475	8,708

(1)   Ferrell Companies is the sole shareholder of our general partner.

(2)   FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)   Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During fiscal 2010, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.4 million.

On September 14, 2010, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., and James E. Ferrell (indirectly) of $10.0 million, $0.1 million, $26 thousand and $2.2 million, respectively.

During fiscal 2010, we paid Fleishman-Hillard Inc. $0.2 million for marketing and communications services. Elizabeth Solberg, a member of our general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2010:

	Payment or settlement due by fiscal year
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt, including current portion (1)	$2,340	$2,290	$2,179	$451,643	$1,655	$682,041	$1,142,148
Fixed rate interest obligations (2)	82,883	82,883	82,816	82,785	52,394	187,487	571,248
Operating lease obligations (3)	21,620	14,505	10,474	8,410	6,398	10,427	71,834
Operating lease buyouts (4)	5,350	3,128	813	1,008	501	2,588	13,388
Purchase obligations: (5)
Product purchase commitments: (6)
Estimated payment obligations	1,102,756	264,729	—	—	—	—	1,367,485
Employment agreements (7)	—	—	—	—	—	1,088	1,088
Total	$1,214,949	$367,535	$96,282	$543,846	$60,948	$883,631	$3,167,191
Underlying product purchase volume commitments (in gallons)	992,566	254,398	—	—	—	—	1,246,964

(1)

We have long and short-term payment obligations under agreements such as our senior notes and our credit facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources — Financing Activities.”

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our credit facility, a variable rate debt obligation. As of July 31, 2010, variable rate interest on our outstanding balance of variable rate debt of $167.0 million would be $7.3 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facility.

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

(6)

We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2010 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)	We have an incentive bonus payable to James E. Ferrell of $1.1 million upon his termination of employment with us.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt, including current portion (1)	$2,340	$2,290	$2,179	$451,643	$1,655	$402,041	$862,148
Fixed rate interest obligations (2)	58,733	58,733	58,666	58,635	28,244	70,762	333,773
Total	$61,073	$61,023	$60,845	$510,278	$29,899	$472,803	$1,195,921

(1)

The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s senior notes and credit facility. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources — Financing Activities.”

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our credit facility, a variable rate debt obligation. As of July 31, 2010, variable rate interest on our outstanding balance of variable rate debt of $167.0 million would be $7.3 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facility.

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

Our off-balance sheet arrangements include the leasing of transportation equipment, property and computer equipment, letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility.

The leasing of transportation equipment, property and computer equipment is accounted for as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing.

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $8.5 million as of July 31, 2010. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of recently issued accounting pronouncements that we have not yet adopted as of July 31, 2010. See “Liquidity and Capital Resources” for additional discussion of these pronouncements.

Title of Guidance	Effective Date
Transfers of Financial Assets	Fiscal years beginning after November 15, 2009
Variable Interest Entities	Fiscal years beginning after November 15, 2009

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to depreciable lives in fiscal 2010, 2009 or 2008.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2010, 2009 or 2008.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2010, 2009 and 2008 we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2010, 2009 and 2008 we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

As of July 31, 2010, 2009 and 2008, the carrying value of our intangible asset portfolio was $221.1 million and $212.0 million, respectively. We did not recognize any impairment losses related to our intangible assets during fiscal 2010 or 2009. For additional information regarding our intangible assets, see Note B - Summary of significant accounting policies - and Note G - Goodwill and intangible assets, net - to our consolidated financial statements.

Fair value of derivative commodity contracts

We enter into commodity forward, futures, swaps and options contracts involving propane and related products to hedge exposures to price risk. These contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried in the consolidated balance sheets at fair value with changes in value recognized in cost of product sold in the consolidated statements of earnings or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of earnings. For further discussion of derivative commodity contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B — Summary of significant accounting policies — and Note J — Derivatives — to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

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

•                  Management believes we have three groups of employees that participate in our unit and stock-based compensation plans. If a determination were made that we have additional groups of employees, that determination could significantly change the expected term and forfeiture rate assigned to our unit and stock-based awards.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2010. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2010 and 2009, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $7.8 million and $7.2 million as of July 31, 2010 and 2009, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At July 31, 2010 and 2009, we had $167.0 million and $154.7 million, respectively, in variable rate credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facility would result in a loss in future earnings of $1.7 million for fiscal 2011. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2010, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, L.P. and Ferrellgas, L.P., as of July 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which are included herein.

During the most recent fiscal quarter ended July 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and subsidiaries
Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended July 31, 2010 of the Partnership and our report dated September 28, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

September 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners Finance Corp.
Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P., referred to herein as “the Company”) as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended July 31, 2010 of the Company and our report dated September 28, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

September 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and subsidiaries
Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Ferrellgas’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Ferrellgas’ internal control over financial reporting based on our audit.

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

In our opinion, Ferrellgas maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2010 of Ferrellgas and our report dated September 28, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

September 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Finance Corp.
Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P., referred to herein as “the Company”) as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended July 31, 2010 of the Company and our report dated September 28, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

September 28, 2010

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 24, 2010. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	70	1984	2000	Executive Chairman and Chairman of the Board of Directors
Stephen L. Wambold	42	2009	2005	Chief Executive Officer and President, Director
J. Ryan VanWinkle	37	N/A	2008	Senior Vice President and Chief Financial Officer; Treasurer
Tod D. Brown	47	N/A	2006	Senior Vice President, Ferrellgas and President, Blue Rhino
George L. Koloroutis	49	N/A	2006	Senior Vice President, Ferrellgas and President, Ferrell North America
William K. Hoskins	75	2003	N/A	Director
A. Andrew Levison	54	1994	N/A	Director
John R. Lowden	53	2003	N/A	Director
Michael F. Morrissey	68	1999	N/A	Director
Elizabeth T. Solberg	71	1998	N/A	Director

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

Mr. Wambold’s experience as a retail propane operations manager brings to the Board a unique and well-developed understanding of our industry and the opportunities within the industry to drive unitholder value. Mr. Wambold contributes to the Board his strategic vision for growth, brand building experience and a consumer focus. Mr. Wambold also adds strong leadership capabilities, operating expertise, business strategy expertise and strategic planning skills.

J. Ryan VanWinkle — Mr. VanWinkle joined our general partner in 1999, became Director of Finance and Treasury in 2004, became Vice President, Finance and Corporate Development in 2007, became Chief Financial Officer, Vice President, Corporate Development and Treasurer in 2008 and became Senior Vice President and Chief Financial Officer; Treasurer in 2009. Mr. VanWinkle also serves as a member of the Board of Directors for the Children’s Center for the Visually Impaired in Kansas City, Missouri. Mr. VanWinkle obtained his Bachelor of Science degree in Accounting from the University of Missouri — Kansas City.

Tod D. Brown — Mr. Brown joined our general partner as Senior Director of Sales, Blue Rhino in 2004, became Vice President of Sales, Blue Rhino in 2005, became Vice President, Blue Rhino in 2006, became Senior Vice President, Sales and Marketing and President, Blue Rhino in 2008 and became Senior Vice President, Ferrellgas and President, Blue Rhino in 2010. Mr. Brown obtained his Bachelor of Arts degree from Ball State University.

George L. Koloroutis — Mr. Koloroutis joined our general partner in 1991 as Market Manager, became District Manager in 1995, became Area Manager in 1996, became Director of Wholesale and Supply in 1998, became Vice President, Supply and Distribution Supply in 1999, became Vice President, Ferrell North America in 2005 and became Senior Vice President, Ferrellgas and President, Ferrell North America in 2009. Mr. Koloroutis is an active member of the propane industry, serving on the Board of Directors of the National Propane Gas Association (NPGA).

William K. Hoskins — Mr. Hoskins was appointed to the Board of Directors in 2003. He chairs the Board’s Corporate Governance and Nominating Committee, and also serves on its Audit Committee. For the past five years Mr. Hoskins has served as a Partner of Resolution Strategies, LLP, a Portland, Oregon-based law firm and its predecessor Resolution Counsel, LLP, and also as President of Hoskins & Associates, a pharmaceutical and biotech consulting firm. Mr. Hoskins obtained his Juris Doctor degree from Harvard Law School and his Bachelor of Arts degree from Yale University.

Mr. Hoskins was a founding partner of Resolution Strategies, LLP’s predecessor, Resolution Counsel, LLP, in 2002. Prior to that, Mr. Hoskins gained 15 years of experience as Vice President and General Counsel with Marion Laboratories, Inc., and its successor companies, Marion Merrell Dow and Hoechst Marion Roussel, Inc. (the pharmaceutical arm of Hoechst Chemical). While at Marion Laboratories, Inc. and its predecessor companies, Mr. Hoskins helped create corporate partnerships with a variety of small and large pharmaceutical companies and organized the acquisition of equity interests in a number of companies. Before joining Marion Laboratories, Inc., Mr. Hoskins gained 14 years of experience with Bristol Myers Squibb, rising to the position of Associate General Counsel. Mr. Hoskins has also served as Chairman of a public real estate company headquartered in Kansas City, Missouri. Mr. Hoskins brings to the Board a wealth of experience in complex business matters, intellectual property issues and significant litigation.

A. Andrew Levison — Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation Committee. For the past five years Mr. Levison has served as the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, and the Levison/Present Foundation at Mount Sinai Hospital in New York City. Mr. Levison obtained his Bachelor of Science degree in Finance from Babson College.

Mr. Levison founded Levison & Co., the predecessor of Southfield Capital Advisors, LLC, in 2002. Prior to that, Mr. Levison was the Head of Leveraged Finance at Donaldson, Lufkin & Jenrette (“DLJ”), where he oversaw banking and origination activities for all of DLJ’s investment banking products for leveraged companies. In particular, Mr. Levison focused on high yield securities, leveraged bank loans, bridge loans and mezzanine/equity investments. Under Mr. Levison’s leadership, DLJ became the number one ranked firm for high yield underwriting throughout the 1990’s. While at DLJ, Mr. Levison also served as Co-Chairman of the Credit Committee and as a member of the Management Committee of the

Investment Banking Division and the Banking Review Committee. Prior to joining DLJ, Mr. Levison was a Managing Director of the Leveraged Buyout Group at Drexel Burnham Lambert and a Vice-President of the Special Finance Group at Manufacturers Hanover Trust.

While serving on the Board of Directors of our general partner, Mr. Levison’s firm DLJ acted as an underwriter with regard to the initial public offering in 1994 which coincided with the formation of our master limited partnership. Mr. Levison brings to the Board significant experience in capital markets, corporate finance and investment banking. We consider Mr. Levison to be a financial expert.

John R. Lowden — Mr. Lowden was appointed to the Board of Directors in 2003 and is a member of the Board’s Audit, Compensation and Corporate Governance and Nominating Committees. For the past five years Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman of World Dryer Corporation, Metpar Industries, Inc., and Apparel Ventures Inc. and serves on the Board of Trustees of Wake Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

Mr. Lowden was a founding partner of NewCastle Partners, LLC in 2001. Prior to that, Mr. Lowden had served as a partner of The Jordan Company, a New York City-based private equity firm. Mr. Lowden was responsible for sourcing, structuring, negotiating and closing investments and monitoring portfolio companies. Mr. Lowden was also an investment banker with Ferris & Company in Washington, DC where he was engaged in mergers and acquisitions, public offerings, private placements and venture capital. During his 25 years in private equity, Mr. Lowden has been a principal investor and participated in the acquisitions of over 35 manufacturing, retail and distribution businesses.

Mr. Lowden brings to the Board significant experience in capital markets, corporate finance and investment banking. We consider Mr. Lowden to be a financial expert.

Michael F. Morrissey — Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. For the past five years Mr. Morrissey has served as a board member on the boards of directors of various companies, and currently serves on the Board of Directors and as Audit Committee Chairman of Westar Energy, Inc. (since 2003), serves on the Board of Directors and Audit Committee of Waddell & Reed Financial, Inc., and the boards of several private companies and not-for-profit organizations.

Mr. Morrissey served as a partner of Ernst & Young for seventeen years. Prior to that, Mr. Morrissey worked for twelve years for two major accounting firms, one of which was Ernst & Young (for seven years). Mr. Morrissey has been a Certified Public Accountant since 1972. Mr. Morrissey brings to the Board substantial experience as the chairman of the audit committees of public companies, many years of experience as an audit partner of a major accounting firm and extensive experience as a director of other large private and public companies. We consider Mr. Morrissey to be an accounting expert. Mr. Morrissey has a high level of understanding of the Board’s role and responsibilities based on his service on other company boards.  Mr. Morrissey obtained his Bachelor of Business Administration degree in Accounting from the University of Notre Dame and obtained his Master of Business Administration degree in Finance from Temple University.

Elizabeth T. Solberg — Ms. Solberg has served on the Board of Directors since 1998. She chairs the Board’s Compensation Committee and also serves on its Corporate Governance and Nominating Committee. From 2005-2008, Ms. Solberg served as senior counselor and from 2009 to current, serves as General Manager at Fleishman-Hillard, Inc., the largest public relations firm in North America. Ms. Solberg joined Fleishman-Hillard, Inc. in 1976 and has also served as Executive Consultant, Managing Partner and Co-Chair of Operating Committee worldwide. From 2001 to 2008, Ms. Solberg served on the Board of Directors of Midwest Airlines. Ms. Solberg also serves on numerous civic organizations. Ms. Solberg obtained her Bachelor of Journalism degree from the University of Missouri.

Ms. Solberg brings to the Board business leadership, corporate strategy and operating expertise and brand building and innovation skills. Ms. Solberg also has extensive experience in public relations and marketing.

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

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. The last CEO certification to the NYSE was submitted on October 20, 2009.

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

Compensation Committee

The Board has a designated Compensation Committee, comprised of Ms. Solberg and Messrs. Levison and Lowden. Ms. Solberg is chair of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisors as it deems necessary or appropriate.

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

Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2010 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner, except as set forth below:

•                  late filing of a Form 4 for one transaction by Stephen L. Wambold;

•                  late filing of a Form 4 for one transaction by J. Ryan VanWinkle;

•                  late filing of a Form 4 for one transaction by Tod D. Brown;

•                  late filing of a Form 4 for one transaction by George L. Koloroutis;

•                  late filing of a Form 4 for one transaction by Eugene D. Caresia; and

•                  late filing of a Form 4 for one transaction by Jennifer A. Boren.

ITEM 11.      EXECUTIVE COMPENSATION.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:

A. Andrew Levison

John R. Lowden

Elizabeth T. Solberg

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Ms. Solberg and Messrs. Levison and Lowden. None of the members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2010. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.

Compensation Discussion and Analysis

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2010, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2010, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2010 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2010 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Compensation Objectives

We believe an effective executive compensation package should link total compensation to overall financial performance and to the achievement of both short and long term strategic, operational and financial goals. The elements of our compensation program are intended to provide a total reward package to our NEOs that (i) provides competitive compensation opportunities, (ii) recognizes and rewards individual contribution, (iii) attracts, motivates and retains highly-talented executives, and (iv) aligns executive performance toward the creation of sustained unitholder value rather than the achievement of short-term goals that might be inconsistent with the creation of long-term unitholder value.

Components of Named Executive Officer Compensation

Stephen L. Wambold, with the assistance of J. Ryan VanWinkle, formulates preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes compensation survey data provided by the consulting firm Mercer Human Resources Consulting to provide market data that is used to create benchmarks for overall NEO compensation.

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

Companies included in the above benchmarking groups are as follows:

•                  Targa Resources, Inc.

•                  Enbridge Energy Partners

•                  Energy Transfer Partners

•                  UGI Corp.

•                  Sunoco Logistics Partners

•                  New Jersey Resources Corp.

•                  Amerigas Partners

•                  Copano Energy

•                  Suburban Propane Partners

•                  Laclede Group Inc.

•                  WGL Holdings Inc.

•                  Star Gas Partners

•                  Inergy L.P.

•                  South Jersey Industries Inc.

•                  Alliance Resource Partners

•                  Oneok Partners

During fiscal 2010, elements of compensation for our NEOs consisted of the following:

•                  base salary;

•                  discretionary bonus;

•                  non-equity incentive plan;

•                  stock and unit option plans;

•                  employee stock ownership plan;

•                  deferred compensation plans; and

•                  employment and change-in-control agreements.

Base Salary

Stephen L. Wambold, with the assistance of J. Ryan VanWinkle, formulates preliminary base salary recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes compensation survey data provided by the consulting firm Mercer Human Resources Consulting to provide market data that is used to create benchmarks for each NEO’s base salary. The amount of salary paid to each NEO during fiscal year 2010 is displayed in the “Salary” column of the Summary Compensation Table.

Discretionary Bonus

Stephen L. Wambold has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by an NEO that Stephen L. Wambold believes exceeded expectations in operational or strategic objectives during the last fiscal year. The amount of discretionary bonus paid to each NEO for fiscal 2010 is displayed in the “Bonus” column of the Summary Compensation Table.

Non-Equity Incentive Plan

Each NEO, other than James E. Ferrell, participates in the general partner’s Corporate Incentive Plan. The purpose of this plan is to provide an incentive for NEOs to meet or exceed annual profitability targets that are consistent with the company’s overall long term strategy to increase unitholder value. Our Compensation Committee utilizes compensation survey data provided by the consulting firm Mercer Human Resources Consulting to assist in assigning an appropriate incentive target for each NEO. The amount of corporate incentive plan paid to each NEO for fiscal 2010 is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

This plan awards a cash payment to the NEO if operating cash flow before incentive expense (“Incentive OCF”) targets are achieved for the fiscal year. Each NEO’s incentive target is computed as a percentage of their base salary. For fiscal 2010 this percentage was as follows:

Named Executive Officer	% of Salary Incentive Target
Stephen L. Wambold	100%
J. Ryan VanWinkle	100%
George L. Koloroutis	100%
Tod D. Brown	100%

For Stephen L. Wambold and J. Ryan VanWinkle, awards under the plan are based on total company Incentive OCF. Total company actual Incentive OCF as a percentage of total company target Incentive OCF will result in incentive target potential payouts as provided in the table below. No payout will be made if actual Incentive OCF is less than 85% of targeted Incentive OCF.

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

For fiscal 2010, the percent of targeted total company Incentive OCF achieved fell within the 100% range, resulting in a potential corporate incentive plan payout of 100% for Stephen L. Wambold and J. Ryan VanWinkle. For Incentive Plan purposes, total company actual Incentive OCF was computed as follows:

(in thousands)
Net earnings	$33,339
Add:
Depreciation & amortization expense	82,491
Interest expense	101,284
Debt prepayment premiums	20,716
Other income (expense), net	1,108
Employee stock ownership plan compensation charge	9,322
Loss on disposal of assets and other	8,485
Stock-based compensation charge	7,831
Income tax expense	1,916
Operating cash flow	266,492
Incentive expense	15,278
Incentive OCF	$281,770

George L. Koloroutis’ internal departments’ percent of targeted Incentive OCF achieved was over 110% of plan, resulting in an incentive target potential of 150%

Tod D. Brown’s internal departments’ percent of targeted Incentive OCF achieved was over 110% of plan, resulting in an incentive target potential of 150%.

Each NEO’s manager has the authority to withhold up to 50% of the NEO’s incentive payout at the manager’s sole discretion.

Stock and Unit Option Plans

We have two option plans available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” and the “Ferrellgas Unit Option Plan.” The amount of compensation cost related to these plans incurred for each NEO during fiscal 2010 is displayed in the “Option Awards” column of the Summary Compensation Table.

Ferrell Companies Incentive Compensation Plan (“ICP”) — The Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. The Ferrell Companies stock options vest ratably over periods ranging from 0 to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments, but in no event later than 10 or 20 years from the date of issuance.

The ICP options are granted periodically throughout the year at strike prices equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the Employee Stock Ownership Plan, which is a privately held company, by an independent third party valuation firm. All other terms of option awards including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which consists of Stephen L. Wambold, J. Ryan VanWinkle, George L. Koloroutis and Tod D. Brown. Awards granted to NEOs must also be approved by the Compensation Committee of the Board of Directors. To assist the ICP Option Committee and the Compensation Committee of the Board of Directors in determining the quantity of options to grant to an NEO, J. Ryan VanWinkle utilizes compensation survey data provided by the consulting firm Mercer Human Resources Consulting to provide market data that is used to create recommended ranges of current year ICP option grants by executive position.

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

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the total shares allocated to each NEO for fiscal 2010 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan” and the “Supplemental Savings Plan.” The amount of company match related to these plans paid to each NEO during fiscal 2010 is included in the “All Other Compensation” column of the Summary Compensation Table.

Defined Contribution Profit Sharing Plan (“401(k) Plan”) — The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both employee contributions and employer matching contributions. All full-time employees including NEOs, or any of its direct or indirect wholly-owned subsidiaries are eligible to participate in this plan. This plan has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to this plan. This plan provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to this plan.

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

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our general partner’s NEOs:

Name and Principal Position	Year	Salary ($)		Bonus ($)	(1) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	(2) All Other Compensation ($)	Total ($)
Stephen L. Wambold	2010	672,077		140,000	3,139,470	700,000	25,497	4,677,044
Chief Executive Officer	2009	500,019		100,000	253,958	500,000	25,465	1,379,442
and President	2008	491,685		300,000	523,500	—	42,159	1,357,344

J. Ryan VanWinkle	2010	343,763		50,000	1,550,874	350,000	24,024	2,318,661
Senior Vice President	2009	275,010		75,000	315,805	275,000	25,507	966,322
and Chief Financial Officer; Treasurer	2008	227,492		100,000	392,766	—	27,826	748,084

James E. Ferrell	2010	653,102	(3)	1,775,000	3,124,775	—	12,534	5,565,411
Executive Chairman and	2009	825,032	(3)	—	—	—	12,548	837,580
Chairman of the Board of Directors	2008	810,448	(3)	—	—	—	5,500	815,948

George L. Koloroutis	2010	272,927		112,500	1,018,933	412,500	52,858	1,869,718
Senior Vice President,	2009	250,010		150,000	167,025	375,000	28,027	970,062
Ferrellgas and President, Ferrell North America	2008	248,426		100,000	436,250	—	30,565	815,241

Tod D. Brown	2010	270,000		145,000	871,050	405,000	21,175	1,712,225
Senior Vice President,	2009	270,404		87,500	167,025	337,500	23,069	885,498
Ferrellgas and President, Blue Rhino	2008	242,115		125,000	436,250	—	37,837	841,202

(1)          See Note B — Summary of significant accounting policies (16) Unit and stock-based compensation — to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)          All Other Compensation consisted of the following:

Name	Year	ESOP Allocations ($)	401(k) Plan Match ($)	SSP Match ($)	Other ($)		Total All Other Compensation ($)
Stephen L. Wambold	2010	16,319	7,250	1,550	378	(4)	25,497
	2009	17,715	7,750	—	—		25,465
	2008	25,075	9,250	7,834	—		42,159

J. Ryan VanWinkle	2010	14,596	7,437	1,550	441	(4)	24,024
	2009	16,153	8,323	1,031	—		25,507
	2008	18,047	6,112	3,667	—		27,826

James E. Ferrell	2010	—	10,984	1,550	—		12,534
	2009	—	9,848	2,700	—		12,548
	2008	—	5,500	—	—		5,500

George L. Koloroutis	2010	16,430	8,292	1,550	26,586	(5)	52,858
	2009	17,629	9,919	479	—		28,027
	2008	25,669	3,646	1,250	—		30,565

Tod D. Brown	2010	14,146	6,589	—	440	(4)	21,175
	2009	15,756	7,313	—	—		23,069
	2008	22,666	8,063	7,108	—		37,837

(3)          Included in this amount is $120,000 of compensation for James E. Ferrell’s role as Chairman of the Board of Directors.

(4)          This amount represents taxes related to a reimbursement of 401k forfeitures.

(5)          This amount primarily includes a payment for reimbursement of medical expenses of $18,350 and related tax gross-up of $7,586.

Grants of Plan-Based Awards

The following table lists information on our general partner’s NEOs grants of plan based awards during the fiscal year ended July 31, 2010:

Ferrell Companies Incentive Compensation Plan

Name		Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Award ($)
Stephen L. Wambold	(1)	9/1/2009	80,000	14.95	252,800
	(2)	3/12/2010	400,000	19.88	1,652,000
	(3)	7/19/2010	311,000	19.88	1,234,670

J. Ryan VanWinkle	(1)	9/1/2009	75,000	14.95	237,000
	(2)	3/12/2010	250,000	19.88	1,032,500
	(4)	7/19/2010	70,875	19.88	281,374

James E. Ferrell	(1)	9/1/2009	100,000	14.95	316,000
	(5)	7/19/2010	707,500	19.88	2,808,775

George L. Koloroutis	(1)	9/1/2009	60,000	14.95	189,600
	(2)	3/12/2010	165,000	19.88	681,450
	(6)	7/19/2010	37,250	19.88	147,883

Tod D. Brown	(1)	9/1/2009	60,000	14.95	189,600
	(2)	3/12/2010	165,000	19.88	681,450

(1)                      50% of grant vested immediately and 50% vests ratably over five years. All grants expire in ten years.

(2)                      Grant vests ratably over three years and expires in ten years.

(3)                      46,250 of grant vested immediately and 264,750 vests ratably over five years. All grants expire in ten years.

(4)                      37,500 of grant vested immediately and 33,375 vests ratably over five years. All grants expire in ten years.

(5)                      100,000 of grant vested immediately and 607,500 vests ratably over five years. All grants expire in ten years.

(6)                      Grant vests ratably over five years and expires in ten years.

Outstanding Equity Awards at Fiscal Year End

The following tables list information concerning our general partner’s NEOs outstanding equity awards as of July 31, 2010:

Ferrell Companies Incentive Compensation Plan

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen L. Wambold	—	2,625	4.10	12/2/2013
	500	2,750	8.02	1/31/2018
	5,250	34,125	11.78	5/1/2019
	—	25,000	12.80	8/15/2015
	—	80,000	14.87	9/15/2016
	60,000	90,000	16.60	9/1/2017
	—	60,000	14.95	3/1/2019
	—	40,000	14.95	9/1/2019
	—	400,000	19.88	3/12/2020
	46,250	264,750	19.88	7/19/2020

J. Ryan VanWinkle	—	6,500	8.02	3/12/2018
	—	5,625	11.78	9/15/2019
	—	2,000	12.80	8/15/2015
	—	25,000	16.60	9/1/2017
	—	100,000	17.01	3/1/2018
	—	80,000	14.95	3/1/2019
	—	37,500	14.95	9/1/2019
	—	250,000	19.88	3/12/2020
	—	70,875	19.88	7/19/2020

James E. Ferrell	—	262,500	4.28	1/31/2020
	—	30,000	12.80	8/15/2015
	—	50,000	14.95	9/1/2019
	100,000	607,500	19.88	7/19/2020

George L. Koloroutis	—	5,250	4.10	8/19/2013
	—	2,500	4.75	7/31/2014
	—	25,000	8.02	1/31/2018
	—	55,000	14.87	9/15/2016
	—	125,000	16.60	9/1/2017
	—	50,000	14.95	3/1/2019
	—	60,000	14.95	9/1/2019
	—	165,000	19.88	3/12/2020
	—	37,250	19.88	7/19/2020

Tod D. Brown	4,000	—	11.78	9/15/2014
	8,000	2,000	12.80	8/15/2015
	12,000	3,000	14.04	4/15/2016
	27,600	18,400	14.87	9/15/2016
	30,000	20,000	15.04	2/1/2017
	50,000	75,000	16.60	9/1/2017
	10,000	40,000	14.95	3/1/2019
	30,000	30,000	14.95	9/1/2019
	—	165,000	19.88	3/12/2020

Ferrellgas Unit Option Plan

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise price ($)	Option Expiration Date
Steven L. Wambold	15,000	60,000	11.63	2/20/2019
J. Ryan VanWinkle	—	40,000	11.63	2/20/2019
George L. Koloroutis	9,000	36,000	11.63	2/20/2019
Tod D. Brown	4,500	36,000	11.63	2/20/2019

Option Exercises

Ferrell Companies Incentive Compensation Plan

Option Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise $
Steven L. Wambold	311,000	863,685
J. Ryan VanWinkle	70,875	140,954
James E. Ferrell	707,500	6,501,025
George L. Koloroutis	37,250	448,458

Ferrellgas Unit Option Plan

Option Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise $
J. Ryan VanWinkle	10,000	112,300
Tod D. Brown	4,500	50,535

Nonqualified Deferred Compensation

The following table lists information concerning our general partner’s NEOs nonqualified SSP account activity during the fiscal year ended July 31, 2010:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY (1) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Stephen L. Wambold	30,967	1,550	9,392	—	138,827
J. Ryan VanWinkle	39,647	1,550	4,461	—	80,030
James E. Ferrell	194,248	1,550	585	—	1,460,694
George L. Koloroutis	42,896	1,550	17,629	—	207,151
Tod D. Brown	7,269	—	5,669	—	68,785

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

The incentive bonus is payable upon the termination of Mr. Ferrell’s employment agreement. The value of this bonus at July 31, 2010 was $1.1 million.

In addition to the compensation described above, Mr. Ferrell participates in our various employee benefit plans, with the exception of the Employee Stock Ownership Plan.

Pursuant to the terms of Mr. Ferrell’s employment agreement, in the event of death, permanent disability, a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to health, accident and life insurance benefits for a period of six months, a cash termination benefit payable within 30 days equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years and is entitled to additional gross-up payments on any payment subject to excise tax. The value of this termination benefit at July 31, 2010 was approximately $4.1 million.

Mr. Ferrell’s agreement also contains a non-compete provision for five years following his termination of employment. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to ours and that he shall not directly or indirectly attempt to induce any employee (subject to modifications made for certain employees in the Waiver to Employment Confidentiality, and Non-Compete Agreement dated December 19, 2006) of Ferrellgas to leave the employ of Ferrellgas or in any way interfere with the relationship between Ferrellgas and any employee.

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

Pursuant to the terms of the employment agreements, the term “Cause” means:

(i)    the willful and continued failure by the NEO to substantially perform his duties for Ferrellgas, Inc. (other than any such failure resulting from the NEO’s being disabled) within a reasonable period of time after a written demand for substantial performance is delivered to the NEO by the Board of Ferrellgas, Inc., which demand specifically identifies the manner in which the Board of Ferrellgas, Inc. believes that the NEO has not substantially performed his duties;

(ii)   the willful engaging by the NEO in conduct which is demonstrably and materially injurious to Ferrellgas, Inc., monetarily or otherwise;

(iii)  the engaging by the NEO in egregious misconduct involving serious moral turpitude to the extent that, in the reasonable judgment of the Board of Ferrellgas, Inc., the NEO’s credibility and reputation no longer conform to the standard of the Ferrellgas, Inc.’s executives; or

(iv)  the NEO’s material breach of a material term of this Agreement.

Pursuant to the terms of the employment agreements, the term “Good Reason” means any of the following which occur after the effective date of the employment agreement without the consent of the NEO:

(i)    A reduction in excess of 10% in the NEO’s salary or target incentive potential as in effect as of the effective date of the employment agreement, as the same may be modified from time to time in accordance with the employment agreement;

(ii)   A material diminution in the NEO’s authority, duties or responsibilities as in effect as of the effective date of the employment agreement, as the same may be modified from time to time in accordance with the employment agreement;

(iii)  The relocation of the NEO’s principal office location to a location which is more than 50 highway miles from the location of the NEO’s principal office location as in effect on the effective date of the employment agreement (or such subsequent principal location agreed to by the NEO); or

(iv)  Ferrellgas, Inc.’s material breach of any material term of the employment agreement.

Should a termination of employment occur resulting from a termination other than for cause or termination for good reason, each as defined above, each of our NEOs will be entitled to:

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

(iii)       receive continuing group medical coverage for himself and his dependents for two years following the termination date; and

(iv)      a lump sum payment of $12,000 for professional outplacement services.

The value of payments for items (a) and (b) for Mr. Ferrell and items (i) and (ii) for all other NEO’s above at September 1, 2010 would be:

NEO	Two times annual base salary ($)	Two times target bonus ($)
Stephen L. Wambold	1,400,000	1,400,000
J. Ryan VanWinkle	700,000	700,000
James E. Ferrell (1)	1,000,000	1,000,000
George L. Koloroutis	600,000	600,000
Tod D. Brown	600,000	600,000

(1) As discussed above, James E. Ferrell’s employment agreement contains a separate change-in-control provision which is currently valued at an additional $4.1 million.

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

With the assistance of J. Ryan VanWinkle, Stephen L. Wambold formulates preliminary annual director fee and option awards recommendations for each board member. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes publicly available board of director compensation data within our industry, as compiled by Mercer Human Resources Consulting, to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package.

The following table sets forth the compensation for the last completed fiscal year of our general partner’s Board of Directors.

Name		Fees Earned or Paid in Cash ($)	Option Awards (4) ($)	All Other Compensation ($)	Total ($)
William K. Hoskins	(1)	55,563	421,925	—	477,488
A. Andrew Levison	(2)	46,500	376,350	—	422,850
John R. Lowden	(2)	49,938	376,350	—	426,288
Michael F. Morrissey	(3)	60,250	467,500	—	527,750
Elizabeth T. Solberg	(1)	52,125	421,925	—	474,050

(1)         At July 31, 2010 this director had 90,000 ICP options outstanding.

(2)         At July 31, 2010 this director had 80,000 ICP options outstanding.

(3)         At July 31, 2010 this director had 100,000 ICP options outstanding.

(4)         See Note B — Summary of significant accounting policies (16) Unit and stock-based compensation — to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of August 31, 2010, regarding the beneficial ownership of our common units by:

•        persons that own more than 5% of our common units;

•        persons that are directors, nominees or named executive officers of our general partner; and

•        all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust
	125 S. LaSalle Street, 17th Floor
	Chicago, Ill. 60603	20,327,666	29.2

	James E. Ferrell
	7500 College Blvd. Suite 1000
	Overland Park, KS. 66210	4,353,475	6.3

	J. Ryan VanWinkle	10,000	*
	Stephen L. Wambold	16,650	*
	Tod D. Brown	9,000	*
	George L. Koloroutis	9,000	*
	William K. Hoskins	26,000	*
	A. Andrew Levison	39,300	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	3,000	*
	Elizabeth T. Solberg	11,431	*

	All Directors and Executive Officers as a Group	4,482,856	6.4

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

The common units owned by the Employee Stock Ownership Trust at August 31, 2010 includes 20,080,776 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2010. This plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note B — Summary of significant accounting policies (16) Unit and stock based compensation — to our consolidated financial statements for additional information about the plan.

	Number of common units to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common units remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	260,500	$11.63	3,626	(2)
Total	260,500	$11.63	3,626

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $249.6 million for fiscal 2010, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2010	Distributions paid during the year ended July 31, 2010
Ferrell Companies (1)	20,080,776	$40,160
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,353,475	8,708

(1)          Ferrell Companies is the sole shareholder of our general partner.

(2)          FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)          Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)          James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During fiscal 2010, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.4 million.

On September 14, 2010, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading

Corp., Ferrell Propane, Inc., and James E. Ferrell (indirectly) of $10.0 million, $0.1 million, $26 thousand and $2.2 million, respectively.

During fiscal 2010, we paid Fleishman-Hillard Inc. $0.2 million for marketing and communications services. Elizabeth Solberg, a member of our general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and for other services for fiscal 2010 and 2009.

	2010	2009
	(in thousands)
Audit fees (1)	$1,561	$1,628
Audit related fees (2)	99	45
Tax fees (3)	318	105
All other fees (4)	9	9
Total	$1,987	$1,787

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

(2)          Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Deloitte & Touche LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of comfort letters, consents, financial accounting and reporting consultations and benefit plans audits.

(3)          Tax fees consist of the aggregate fees billed in each of the last two fiscal years for professional services rendered by Deloitte Tax for the preparation of Schedule K-1’s for unitholders.

(4)          All other fees consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by Deloitte & Touche LLP, other than the services that would normally be reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. These services consisted of subscription fees related to a web-based research tool provided by Deloitte LLP.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Deloitte & Touche LLP during fiscal 2010 and 2009 prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants—Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James E. Ferrell	Executive Chairman and Chairman of the Board of Directors
James E. Ferrell		09/28/2010

/s/ William K. Hoskins	Director	09/28/2010
William K. Hoskins

/s/ A. Andrew Levison	Director	09/28/2010
A. Andrew Levison

/s/ John R. Lowden	Director	09/28/2010
John R. Lowden

/s/ Michael F. Morrissey	Director	09/28/2010
Michael F. Morrissey

/s/ Elizabeth T. Solberg	Director	09/28/2010
Elizabeth T. Solberg

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	09/28/2010
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	09/28/2010
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
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer)	09/28/2010
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)	09/28/2010
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
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James E. Ferrell	Executive Chairman and Chairman of the Board of Directors
James E. Ferrell		09/28/2010

/s/ William K. Hoskins	Director	09/28/2010
William K. Hoskins

/s/ A. Andrew Levison	Director	09/28/2010
A. Andrew Levison

/s/ John R. Lowden	Director	09/28/2010
John R. Lowden

/s/ Michael F. Morrissey	Director	09/28/2010
Michael F. Morrissey

/s/ Elizabeth T. Solberg	Director	09/28/2010
Elizabeth T. Solberg

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	09/28/2010
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	09/28/2010
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
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer)	09/28/2010
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)	09/28/2010
J. Ryan VanWinkle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Ferrellgas Partners, L.P. and subsidiaries

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (“Partnership”) as of July 31, 2010 and 2009, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2010.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2010 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

September 28, 2010

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,401	$7,066
Accounts and notes receivable (net of allowance for doubtful accounts of $5,010 and $4,294 at 2010 and 2009, respectively)	89,234	106,910
Inventories	166,911	129,808
Prepaid expenses and other current assets	13,842	15,031
Total current assets	281,388	258,815

Property, plant and equipment, net	652,768	666,535
Goodwill	248,939	248,939
Intangible assets, net	221,057	212,037
Other assets, net	38,199	18,651
Total assets	$1,442,351	$1,404,977

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$48,658	$49,337
Short-term borrowings	67,203	66,159
Other current liabilities	108,054	108,763
Total current liabilities	223,915	224,259

Long-term debt	1,111,088	1,010,073
Other liabilities	21,446	19,300
Contingencies and commitments (Note L)	—	—

Partners’ capital:
Common unitholders (69,521,818 and 68,236,755 units outstanding at 2010 and 2009, respectively)	141,281	206,255
General partner unitholder (702,241 and 689,260 units outstanding at 2010 and 2009, respectively)	(58,644)	(57,988)
Accumulated other comprehensive loss	(415)	(1,194)
Total Ferrellgas Partners, L.P. partners’ capital	82,222	147,073
Noncontrolling interest	3,680	4,272
Total partners’ capital	85,902	151,345
Total liabilities and partners’ capital	$1,442,351	$1,404,977

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

	For the year ended July 31,
	2010	2009	2008

Revenues:
Propane and other gas liquids sales	$1,900,318	$1,829,653	$2,055,281
Other	198,742	239,869	235,408
Total revenues	2,099,060	2,069,522	2,290,689

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,257,534	1,207,368	1,491,918
Cost of product sold - other	108,638	152,853	136,478
Operating expense	409,014	400,735	372,078
Depreciation and amortization expense	82,491	82,494	85,521
General and administrative expense	51,772	41,382	45,612
Equipment lease expense	13,441	18,406	24,478
Employee stock ownership plan compensation charge	9,322	6,755	12,413
Loss on disposal of assets and other	8,485	13,042	11,250

Operating income	158,363	146,487	110,941

Interest expense	(101,284)	(89,519)	(86,712)
Debt prepayment premiums	(20,716)	—	—
Other income (expense), net	(1,108)	(1,321)	1,039

Earnings before income taxes	35,255	55,647	25,268

Income tax expense	1,916	2,292	82

Net earnings	33,339	53,355	25,186

Net earnings attributable to noncontrolling interest	630	783	497

Net earnings attributable to Ferrellgas Partners, L.P.	32,709	52,572	24,689
Less: General partner’s interest in net earnings	327	526	247
Common unitholders’ interest in net earnings	$32,382	$52,046	$24,442

Basic and diluted net earnings per common unitholders’ interest	$0.47	$0.79	$0.39

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

					Accumulated other			Total
	Number of units				comprehensive loss			Ferrellgas
		General		General		Currency		Partners’, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

Balance at July 31, 2007	62,957.7	635.9	$289,075	$(57,154)	$5,055	$30	$(349)	$236,657	$5,119	$241,776

Contribution in connection with ESOP and unit and stock-based compensation charges	—	—	13,945	141	—	—	—	14,086	143	14,229

Distributions	—	—	(125,919)	(1,271)	—	—	—	(127,190)	(1,539)	(128,729)

Common unit options exercised	4.0	0.1	75	1	—	—	—	76	—	76

Comprehensive income:
Net earnings	—	—	24,442	247	—	—	—	24,689	497	25,186
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	18,749	—	—		—
Reclassification of derivatives to earnings	—	—	—	—	(5,055)	—	—		—
Foreign currency translation adjustment	—	—	—	—	—	(10)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	6	—
Pension liability adjustment	—	—	—	—	—	—	116	13,806		13,806
Comprehensive income								38,495	497	38,992

Balance at July 31, 2008	62,961.7	636.0	201,618	(58,036)	18,749	26	(233)	162,124	4,220	166,344

Contribution in connection with ESOP and unit and stock-based compensation charges	—	—	8,885	90	—	—	—	8,975	92	9,067

Distributions	—	—	(131,256)	(1,325)	—	—	—	(132,581)	(1,592)	(134,173)

Common units issued in offering	4,985.6	50.4	69,447	702	—	—	—	70,149	713	70,862

Common units issued in connection with acquisitions, net of issuance costs	289.5	2.9	5,515	55	—	—	—	5,570	56	5,626

Comprehensive income:
Net earnings	—	—	52,046	526	—	—	—	52,572	783	53,355
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(186,449)	—	—		—
Reclassification of derivatives to earnings	—	—	—	—	166,711	—	—		—
Foreign currency translation adjustment	—	—	—	—	—	(7)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	3	—
Pension liability adjustment	—	—	—	—	—	—	6	(19,736)		(19,736)
Comprehensive income								32,836	783	33,619

Balance at July 31, 2009	68,236.8	689.3	206,255	(57,988)	(989)	22	(227)	147,073	4,272	151,345

Contribution in connection with ESOP and unit and stock-based compensation charges	—	—	16,810	170	—	—	—	16,980	173	17,153

Distributions	—	—	(138,365)	(1,398)	—	—	—	(139,763)	(1,958)	(141,721)

Common units issued in offering, net of issuance costs	1,058.4	10.7	19,949	202	—	—	—	20,151	204	20,355

Common units issued in connection with acquisitions	155.1	1.5	3,061	31	—	—	—	3,092	31	3,123

Common unit options exercised	71.5	0.7	1,189	12	—	—	—	1,201	8	1,209

General partner contribution in connection with cash contribution to Ferrellgas Partners, L.P.	—	—	—	—	—	—	—	—	311	311

Comprehensive income:
Net earnings	—	—	32,382	327	—	—	—	32,709	630	33,339
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	11,941	—	—		122
Reclassification of derivatives to earnings	—	—	—	—	(11,118)	—	—		(113)
Foreign currency translation adjustment	—	—	—	—	—	3	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	(1)	—
Pension liability adjustment	—	—	—	—	—	—	(46)	779		788
Comprehensive income								33,488	639	34,127

Balance at July 31, 2010	69,521.8	702.2	$141,281	$(58,644)	$(166)	$24	$(273)	$82,222	$3,680	$85,902

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2010	2009	2008

Cash flows from operating activities:
Net earnings	$33,339	$53,355	$25,186
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	82,491	82,494	85,521
Employee stock ownership plan compensation charge	9,322	6,755	12,413
Unit and stock-based compensation charge	7,831	2,312	1,816
Loss on disposal of assets	7,296	5,009	4,820
Loss on transfer of accounts receivable related to the accounts receivable securitization	6,566	12,124	10,548
Provision for doubtful accounts	8,440	5,317	8,830
Deferred tax expense (benefit)	439	388	(1,650)
Other	2,196	(603)	(2,422)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	2,529	65,466	(48,606)
Inventories	(37,103)	22,493	(40,920)
Prepaid expenses and other current assets	(676)	(120)	751
Accounts payable	(263)	(21,054)	8,523
Accrued interest expense	693	(156)	(3,572)
Other current liabilities	(14)	5,033	(2,497)
Other liabilities	1,544	(1,044)	151
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	124,000	109,000	103,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,334,144	1,231,336	1,365,655
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,448,144)	(1,376,336)	(1,456,655)
Net cash provided by operating activities	134,630	201,769	70,892

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(40,883)	(2,701)	(191)
Capital expenditures	(45,185)	(54,085)	(43,823)
Proceeds from sale of assets	9,220	8,199	10,874
Other	(4,480)	(4,643)	(2,991)
Net cash used in investing activities	(81,328)	(53,230)	(36,131)

Cash flows from financing activities:
Distributions	(139,763)	(132,581)	(127,190)
Proceeds from equity offering, net of issuance costs of $18 and $401, respectively	19,949	69,447	—
Proceeds from increase in long-term debt	936,861	208,259	115,249
Reductions in long-term debt	(844,955)	(239,555)	(92,985)
Net additions to (reductions in) short-term borrowings	1,044	(59,570)	67,950
Cash paid for financing costs	(22,073)	(3,903)	(383)
Noncontrolling interest activity	(1,435)	(879)	(1,539)
Proceeds from exercise of common unit options	1,189	—	76
Cash contribution from general partner in connection with common unit issuances	214	702	—
Net cash used in financing activities	(48,969)	(158,080)	(38,822)

Effect of exchange rate changes on cash	2	(7)	(10)

Increase (decrease) in cash and cash equivalents	4,335	(9,548)	(4,071)
Cash and cash equivalents - beginning of year	7,066	16,614	20,685
Cash and cash equivalents - end of year	$11,401	$7,066	$16,614

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

A.       Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). As of July 31, 2010, Ferrell Companies beneficially owns 20.3 million of Ferrellgas Partners’ outstanding common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.

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

(3)               Principles of consolidation: The accompanying consolidated financial statements include Ferrellgas Partners’ accounts and those of its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all material intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that Ferrellgas Partners will absorb a majority of the operating partnership’s expected losses, receive a majority of the operating partnership’s expected residual returns and is the operating partnership’s primary beneficiary. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a noncontrolling interest. The wholly-owned unconsolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a special purpose entity.

(4)               Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant cash and non-cash activities are presented below:

	For the year ended July 31,
	2010	2009	2008
CASH PAID FOR:
Interest	$90,305	$83,107	$88,380
Income taxes	$1,550	$1,512	$3,841
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$3,061	$5,465	$—
Issuance of liabilities in connection with acquisitions	$5,494	$1,673	$—
Property, plant and equipment additions	$593	$973	$1,970

(5)               Accounts receivable securitization: The operating partnership has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, an entity that maintains an accounts receivable securitization facility that is a wholly-owned unconsolidated special purpose entity. The operating partnership retains servicing responsibilities as well as a retained interest in the transferred receivables. The operating partnership also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. The operating partnership has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the consolidated balance sheets. See Note B — Summary of significant accounting policies — (21) New accounting standards — Transfers of financial assets and variable interest entities — below regarding a new accounting standard for financial asset transfers effective August 1, 2010.

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

(9)               Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer lists, non-compete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G — Goodwill and intangible assets, net — for further discussion of intangible assets.

(10)   Derivatives and hedging activities: Ferrellgas’ overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of these derivatives fluctuates over the length of the contracts. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in our risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Ferrellgas also enters into derivative contracts that qualify for the normal purchase normal sales exception within GAAP guidance. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets” or “Other current liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

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

(13) Cost of product sold: “Cost of product sold — propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas’ portable propane tanks. “Cost of product sold — other” primarily includes costs related to the sale of propane appliances and equipment.

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

(16)        Unit and stock-based compensation:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. The options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas’

publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Management believes that there are three groups of employees eligible to participate in the UOP. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2010 and 2009, the portion of the total non-cash compensation charge relating to the UOP was $23 thousand and $15 thousand, respectively, and related to grants of unit options to acquire 0.3 million common units. During the year ended July 31, 2008, no compensation charge relating to the UOP was recognized as all options outstanding at that time were fully vested.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas stock-compensation plan; however, in accordance with Ferrellgas’ partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2010, 2009 and 2008, the portion of the total non-cash compensation charge relating to the ICP was $7.8 million, $2.3 million and $1.8 million, respectively.

Ferrell Companies is authorized to issue options covering up to 9.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies; therefore, there is no earnings per share dilution of Ferrellgas. The ICP stock options vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments, but in no event later than 10 or 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model.

(17)   Income taxes: Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with four subsidiaries that are taxable corporations. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the accompanying consolidated financial statements of Ferrellgas Partners reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement and differences between Ferrellgas Partners financial reporting year end and its calendar tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2010	2009	2008
Current expense	$1,477	$1,904	$1,732
Deferred expense (benefit)	439	388	(1,650)
Income tax expense	$1,916	$2,292	$82

Deferred taxes consisted of the following:

	2010	2009
Deferred tax assets	$1,030	$877
Deferred tax liabilities	(2,481)	(1,889)
Net deferred tax liability	$(1,451)	$(1,012)

During fiscal 2008, the Governor of the State of Michigan signed into law a one-time credit for the Michigan Business Tax Act. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.

(18)   Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19)   Net earnings per common unitholders’ interest: Net earnings per common unitholders’ interest is computed by dividing “Net earnings attributable to Ferrellgas Partners, L.P.,” after deducting the general partner’s 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note N — Net earnings per common unitholders’ interest — for further discussion about these calculations.

(20)   Segment information: Ferrellgas is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(21)   New accounting standards:

Transfers of Financial Assets and Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (QSPEs). The second amends guidance applicable to variable interest entities (VIEs). The provisions of these amendments have eliminated the QSPE status and have required Ferrellgas to evaluate all VIE’s to determine whether they must be consolidated effective August 1, 2010. As a result of the amendments, beginning August 1, 2010, Ferrellgas Receivables will be accounted for as a consolidated subsidiary and $108.9 million of trade receivables and a corresponding short-term secured liability will be recorded on Ferrellgas’ consolidated balance sheets. Borrowings and repayments under the facility will be reported in the financing section of the statement of cash flows. Upon adoption Ferrellgas does not expect an impact on its results of operations and does not expect an impact from the short-term secured liability on any debt covenant agreements.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued guidance that establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This guidance is effective for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning on or after December 15, 2008. Ferrellgas adopted this guidance effective August 1, 2009 and updated the consolidated financial statements accordingly, including a retrospective application to the prior period presentation of the consolidated statement of partners’ capital. This retrospective application did not materially affect Ferrellgas’ financial position, results of operations or cash flows.

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

During fiscal 2010, Ferrellgas acquired propane distribution assets with an aggregate value of $45.1 million in the following transaction:

•        Vanson, LLC, based in Michigan, acquired September 2009.

This acquisition was funded by $36.5 million in cash payments, the issuances of $5.5 million of liabilities and other costs and considerations, and $3.1 million of common units, net of issuance costs.

The aggregate fair value of this transaction was allocated as follows:

Customer tanks, buildings, land and other	$14,707
Non-compete agreements	3,271
Customer lists	27,136
$45,114

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
$9,950

The estimated fair values and useful lives of assets acquired are based on an internal valuation and included only minor adjustments during the 12 month period after the date of acquisition.

During fiscal 2008, Ferrellgas had no acquisitions of propane distribution assets.

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

E.         Supplemental financial statement information

Inventories consist of the following:

	2010	2009
Propane gas and related products	$146,805	$109,606
Appliances, parts and supplies	20,106	20,202
Inventories	$166,911	$129,808

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of July 31, 2010, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 72.3 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated
	useful lives	2010	2009
Land	Indefinite	$30,566	$30,414
Land improvements	2-20	11,108	10,858
Buildings and improvements	20	66,114	64,392
Vehicles, including transport trailers	8-20	99,246	92,914
Bulk equipment and district facilities	5-30	103,748	100,123
Tanks, cylinders and customer equipment	2-30	770,865	767,682
Computer and office equipment	2-5	115,189	115,343
Construction in progress	n/a	2,823	5,853
		1,199,659	1,187,579
Less: accumulated depreciation		546,891	521,044
Property, plant and equipment, net		$652,768	$666,535

Depreciation expense totaled $61.3 million, $62.3 million, and $64.6 million for fiscal 2010, 2009 and 2008, respectively.

Other current liabilities consist of the following:

	2010	2009
Accrued interest	$20,412	$19,719
Accrued payroll	20,464	23,395
Customer deposits and advances	23,280	23,115
Other	43,898	42,534
Other current liabilities	$108,054	$108,763

Loss on disposal of assets and other consist of the following:

	For the year ended July 31,
	2010	2009	2008
Loss on disposal of assets	$7,296	$5,009	$4,820
Loss on transfer of accounts receivable related to the accounts receivable securitization	6,566	12,124	10,548
Service income related to the accounts receivable securitization	(5,377)	(4,091)	(4,118)
Loss on disposal of assets and other	$8,485	$13,042	$11,250

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2010	2009	2008
Operating expense	$183,612	$178,218	$171,938
Depreciation and amortization expense	5,601	4,915	5,096
Equipment lease expense	14,192	17,541	22,703
	$203,405	$200,674	$199,737

F.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2010	2009
Accounts receivable	$33,725	$33,903
Note receivable from Ferrellgas Receivables	44,927	52,038
Retained interest	15,323	24,979
Other	269	284
Less: Allowance for doubtful accounts	(5,010)	(4,294)
Accounts and notes receivable, net	$89,234	$106,910

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

The operating partnership transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	2010	2009
Trade accounts receivable transferred from the operating partnership	$108,929	$118,982

Note payable to the operating partnership	44,927	52,038

The operating partnership’s consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of July 31, 2010, the operating partnership had received proceeds from trade accounts receivable sales of $47.0 million with the ability to receive proceeds of an additional $11.0 million. See Note B — Summary of significant accounting policies — “(21) New accounting standards” regarding a new accounting standard for financial asset transfers effective August 1, 2010.

Other accounts receivable securitization activity consists of the following:

	For the year ended July 31,
	2010	2009
Net non-cash activity	$1,189	$8,033
Bad debt expense	(600)	600

The net non-cash activity is reported in “Loss on disposal of assets and other” in the consolidated statements of earnings. See details of the net non-cash activity disclosed in Note E — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.4% and 3.6% as of July 31, 2010 and 2009, respectively.

G.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2010			July 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill, net	$248,939	$—	$248,939	$248,939	$—	$248,939

Intangible Assets, net
Amortized intangible assets
Customer lists	$395,682	$(244,197)	$151,485	$368,716	$(225,038)	$143,678
Non-compete agreements	44,341	(35,203)	9,138	44,481	(36,957)	7,524
Other	3,507	(2,190)	1,317	3,584	(1,860)	1,724
	443,530	(281,590)	161,940	416,781	(263,855)	152,926

Unamortized intangible assets
Trade names & trademarks	59,117	—	59,117	59,111	—	59,111
Total intangible assets, net	$502,647	$(281,590)	$221,057	$475,892	$(263,855)	$212,037

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

Aggregate amortization expense:

For the year ended July 31,

2010	$21,180
2009	20,166
2008	20,970

Estimated amortization expense:

For the year ended July 31,

2011	$21,277
2012	20,829
2013	20,278
2014	17,010
2015	14,183

H.    Debt

Short-term borrowings

Ferrellgas classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2010 and 2009, $67.2 million and $66.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2010	2009
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $21,974 and $26,458 at July 31, 2010 and 2009, respectively (1)	$428,026	$423,542
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,870 (2)	296,130	—
Fixed rate, 8.625%, due 2020 (3)	280,000	—
Fixed rate, 8.75%, due 2012, net of unamortized premium of $1,091 at July 31, 2009	—	269,091
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	—	152,000
Fixed rate, Series C, 8.87%, due 2009	—	73,000

Credit facility
Secured, variable interest rate, expiring 2012 (net of $67.2 million classified as short-term borrowings)	99,797	—
Unsecured, variable interest rate, expiring 2010 (net of $66.2 million classified as short-term borrowings)	—	88,541

Notes payable, 9.5% and 8.4% weighted average interest rate at July 31, 2010 and 2009, respectively, due 2010 to 2016, net of unamortized discount of $2,876 and $1,301 at July 31, 2010 and 2009, respectively	9,475	5,321
	1,113,428	1,011,495
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,340	1,422
Long-term debt	$1,111,088	$1,010,073

(1)               On April 20, 2004, the operating partnership issued $250.0 million of its fixed rate senior notes with a debt discount of $0.9 million that will be amortized to interest expense through 2014. On August 4, 2008, the operating partnership issued $200.0 million of its fixed rate senior notes with a debt discount of $30.0 million that will be amortized to interest expense through 2014. These notes are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount is due on May 1, 2014. The operating partnership would incur prepayment penalties if it were to repay the notes prior to 2012.

(2)               On September 14, 2009, the operating partnership issued $300.0 million of its fixed rate senior notes with a debt discount of $4.2 million that will be amortized to interest expense through 2017. These notes are senior unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership, are senior to all subordinated indebtedness of the operating partnership and are junior to all secured indebtedness of the operating partnership. The outstanding principal amount is due on October 1, 2017. The operating partnership would incur prepayment penalties if it were to repay the notes prior to 2015.

(3)               On April 13, 2010, Ferrellgas Partners issued $280.0 million of its fixed rate senior notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas Partners would incur prepayment penalties if it were to repay the notes prior to 2018.

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

During April 2010, Ferrellgas Partners completed a public offering of $280.0 million in aggregate principal amount of new 8.625% senior unsecured notes due 2020. Ferrellgas Partners used the net proceeds of approximately $273.4 million to redeem its $268.0 million 8.75% senior notes due 2012.

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

As of July 31, 2010, Ferrellgas had total borrowings outstanding under this secured credit facility due November 2012 of $167.0 million, of which $99.8 million was classified as long-term debt. As of July 31, 2009, Ferrellgas had total borrowings outstanding under its unsecured credit facility of $154.7 million, of which $88.5 million was classified as long-term debt.

Borrowings under the secured credit facility due November 2012 had a weighted average interest rate of 4.40% at July 31, 2010. All borrowings under the facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of July 31, 2010, the margin was 2.75%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of July 31, 2010, the margin was 3.75%).

As of July 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.18% and 3.25%, respectively. As of July 31, 2010, the one-month and three-month Eurodollar Rates were 0.40% and 0.60%, respectively.

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

Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2010, Ferrellgas had available letter of credit remaining capacity of $152.9 million. At July 31, 2009, Ferrellgas had available letter of credit remaining capacity of $105.6 million. Ferrellgas incurred commitment fees of $0.9 million, $0.9 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas Partners is prohibited from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. As of July 31, 2010, Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the year ended July 31,	Scheduled annual principal payments
2011	$2,340
2012	2,290
2013	2,179
2014	451,643
2015	1,655
Thereafter	682,041
Total	$1,142,148

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of these instruments. The estimated fair value of Ferrellgas’ long-term debt was $1,231.8 million and $1,045.9 million as of July 31, 2010 and 2009, respectively. The fair value is estimated based on quoted market prices.

I.   Partners’ capital

As of July 31, 2010 and 2009, limited partner units were beneficially owned by the following:

	2010	2009
Third parties (1)	44,840,677	43,555,614
Ferrell Companies (2)	20,080,776	20,080,776
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,353,475	4,353,475

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

(5)        James E. Ferrell (“Mr. Ferrell”) is the Executive Chairman and Chairman of the Board of Directors of the general partner and thus a related party.

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

Common unit and general partner distributions

Ferrellgas Partners has paid the following distributions:

	For the year ended July 31,
	2010	2009	2008
Third parties	$89,001	$81,922	$76,646
Ferrell Companies	40,160	40,160	40,160
FCI Trading	392	392	392
Ferrell Propane	104	104	104
Mr. Ferrell	8,708	8,678	8,616
General partner	1,398	1,325	1,272
	$139,763	$132,581	$127,190

On August 27, 2010, Ferrellgas declared a cash distribution of $0.50 per common unit for the three months ended July 31, 2010, which was paid on September 14, 2010. Included in this cash distribution were the following amounts paid to related parties:

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

In October 2009, Ferrellgas completed an offering of 1.1 million common units representing limited partner interests. The net proceeds of $20.0 million were used to reduce borrowings under Ferrellgas’ unsecured credit facility.

During fiscal 2010, Ferrellgas issued 0.2 million common units valued at $3.1 million in connection with acquisitions.

Other comprehensive income (“OCI”)

See Note J — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the years ended July 31, 2010 and 2009.

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

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the consolidated statements of earnings in “Cost of goods sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the years ended July 31, 2010 and 2009, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the consolidated balance sheets:

	2010	2009
Derivatives — Price risk management assets	$1,882	$3,391
Derivatives — Price risk management liabilities	2,039	4,380

Ferrellgas had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

	For the year ended July 31,
	2010	2009
Fair value gain (loss) adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$12,063	$(186,449)

Reclassification of net gains (losses) originally recorded within OCI to Cost of product sold — propane and other gas liquids	11,231	(166,711)

Ferrellgas expects to reclassify net losses of approximately $0.1 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2010 and 2009, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2010, Ferrellgas had financial derivative contracts covering 1.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the years ended July 31, 2010 and 2009, four counterparties represented 84% and 85%, respectively, of net settled cash flow hedging positions reported in “Cost of goods sold — propane and other gas liquids sales.” During the years ended July 31, 2010 and 2009, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At July 31, 2010 and July 31, 2009, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the year ended July 31,
	2010	2009	2008

Operating expense	$224,974	$217,374	$185,576

General and administrative expense	$24,620	$23,801	$27,203

During fiscal 2009, Ferrellgas received payments totaling $0.3 million for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by Mr. Ferrell.

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc. During fiscal 2010 and 2009, Ferrellgas paid Fleishman-Hillard Inc. $0.2 million and $0.2 million, respectively for marketing and communications services.

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

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and its credit facility. See Note H — Debt — for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $0.7 million as of July 31, 2010. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $8.5 million as of July 31, 2010. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2010:

	Future minimum rental and buyout amounts by fiscal year
	2011	2012	2013	2014	2015	Thereafter

Operating lease obligations	$21,620	$14,505	$10,474	$8,410	$6,398	$10,427
Operating lease buyouts	$5,350	$3,128	$813	$1,008	$501	$2,588

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $33.7 million, $38.6 million, and $44.3 million for fiscal 2010, 2009 and 2008, respectively.

M.  Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $9.3 million, $6.8 million and $12.4 million during fiscal 2010, 2009 and 2008, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all full time employees. With the establishment of the ESOP in July 1998, Ferrellgas suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2010, 2009 and 2008 were $3.2 million, $2.7 million, and $2.6 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2010, 2009 and 2008 other comprehensive income and other liabilities were adjusted by $46 thousand, $(6.0) thousand and $(0.1) million, respectively.

N.    Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings available per common unitholders’ interest in the consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest for fiscal 2010, 2009 and 2008.

	For the year ended July 31,
	2010	2009	2008
Common unitholders’ interest in net earnings	$32,382	$52,046	$24,442

Weighted average common units outstanding (in thousands)	69,241.7	65,540.7	62,959.5

Dilutive securities	131.8	72.7	11.0

Weighted average common units outstanding plus dilutive securities	69,373.5	65,613.4	62,970.5

Basic and diluted net earnings per common unitholders’ interest	$0.47	$0.79	$0.39

O.   Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales, Net earnings attributable to Ferrellgas Partners, L.P. and Common unitholders’ interest in net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of Common unitholders’ interest in net earnings by quarter do not equal the total Common unitholders’ interest in net earnings for the year due to the effect of guidance issued by the FASB regarding participating securities and the two-class method on quarterly computations of Common unitholders’ interest in net earnings in the second quarter of fiscal 2010 and 2009. See Note N — Net earnings per common unitholders’ interest — for further discussion of this calculation. The sum of Net earnings (loss) attributable to Ferrellgas Partners, L.P. by quarter may not equal the Net earnings (loss) attributable to Ferrellgas Partners, L.P. for the year due to variations in the weighted average units outstanding used in computing such amounts.

For the year ended July 31, 2010

	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$352,070	$777,852	$615,290	$353,848
Gross margin from propane and other gas liquids sales (a)	126,746	220,368	180,708	114,962
Net earnings (loss)	(32,937)	77,858	29,264	(40,846)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(32,665)	77,011	28,863	(40,500)
Common unitholders’ interest in net earnings	(32,338)	64,397	28,574	(40,095)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.47)	$0.93	$0.41	$(0.58)

For the year ended July 31, 2009

	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$480,074	$715,625	$561,133	$312,690
Gross margin from propane and other gas liquids sales (a)	119,143	219,009	165,969	118,164
Net earnings (loss)	(14,977)	70,424	33,261	(35,353)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(14,887)	69,652	32,864	(35,057)
Common unitholders’ interest in net earnings	(14,738)	58,019	32,535	(34,707)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.23)	$0.92	$0.48	$(0.51)

(a) Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

P. Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Partners Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P., referred to herein as “the Company”) as of July 31, 2010 and 2009, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 28, 2010

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31,
	2010	2009
ASSETS

Cash	$969	$1,000
Total assets	$969	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	6,131	5,594

Accumulated deficit	(6,162)	(5,594)
Total stockholder’s equity	$969	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF EARNINGS

	For the year ended July 31,
	2010	2009	2008

General and administrative expense	$568	$445	$992

Net loss	$(568)	$(445)	$(992)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity

July 31, 2007	1,000	$1,000	$4,157	$(4,157)	$1,000
Capital contribution	—	—	992	—	992
Net loss	—	—	—	(992)	(992)
July 31, 2008	1,000	1,000	5,149	(5,149)	1,000
Capital contribution	—	—	445	—	445
Net loss	—	—	—	(445)	(445)
July 31, 2009	1,000	1,000	5,594	(5,594)	1,000
Capital contribution	—	—	537	—	537
Net loss	—	—	—	(568)	(568)
July 31, 2010	1,000	$1,000	$6,131	$(6,162)	$969

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(568)	$(445)	$(992)
Cash used in operating activities	(568)	(445)	(992)

Cash flows from financing activities:
Capital contribution	537	445	992
Cash provided by financing activities	537	445	992

Change in cash	(31)	—	—
Cash - beginning of year	1,000	1,000	1,000
Cash - end of year	$969	$1,000	$1,000

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

B.                                    Commitment

During April 2010, the Partnership completed a public offering of $280.0 million in aggregate principal amount of new 8.625% senior unsecured notes due 2020. The Partnership may redeem some or all of the aggregate principal amount of the notes at any time after June 15, 2015. The proceeds from these notes were used to redeem the Partnership’s $268.0 million of 8 ¾% senior notes due 2012.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $2,416 associated with the net operating loss carryforward of $6,210, which expire at various dates through July 31, 2030, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2010, 2009 or 2008, and there is no net deferred tax asset as of July 31, 2010 and 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) as of July 31, 2010 and 2009, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of Ferrellgas’ management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ferrellgas’ internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2010 expressed an unqualified opinion on Ferrellgas’ internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 28, 2010

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$11,389	$7,050
Accounts and notes receivable (net of allowance for doubtful accounts of $5,010 and $4,294 at 2010 and 2009, respectively)	89,234	106,910
Inventories	166,911	129,808
Prepaid expenses and other current assets	13,832	14,356
Total current assets	281,366	258,124

Property, plant and equipment, net	652,768	666,535
Goodwill	248,939	248,939
Intangible assets, net	221,057	212,037
Other assets, net	32,047	17,414
Total assets	$1,436,177	$1,403,049

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$48,658	$49,337
Short-term borrowings	67,203	66,159
Other current liabilities	104,735	105,661
Total current liabilities	220,596	221,157

Long-term debt	831,088	740,982
Other liabilities	21,446	19,300
Contingencies and commitments (Note L)	—	—

Partners' capital:
Limited partner	359,782	418,532
General partner	3,671	4,272
Accumulated other comprehensive loss	(406)	(1,194)
Total partners' capital	363,047	421,610
Total liabilities and partners' capital	$1,436,177	$1,403,049

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

	For the year ended July 31,
	2010	2009	2008

Revenues:
Propane and other gas liquids sales	$1,900,318	$1,829,653	$2,055,281
Other	198,742	239,869	235,408
Total revenues	2,099,060	2,069,522	2,290,689

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,257,534	1,207,368	1,491,918
Cost of product sold - other	108,638	152,853	136,478
Operating expense	408,590	400,407	371,819
Depreciation and amortization expense	82,491	82,494	85,521
General and administrative expense	51,772	41,382	45,612
Equipment lease expense	13,441	18,406	24,478
Employee stock ownership plan compensation charge	9,322	6,755	12,413
Loss on disposal of assets and other	8,485	13,042	11,250

Operating income	158,787	146,815	111,200

Interest expense	(76,786)	(65,785)	(63,001)
Debt prepayment premiums	(17,308)	—	—
Other income (expense), net	(442)	(1,321)	1,039

Earnings before income taxes	64,251	79,709	49,238

Income tax expense	1,890	2,208	6

Net earnings	$62,361	$77,501	$49,232

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated other
			comprehensive loss
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

Balance at July 31, 2007	$501,501	$5,119	$5,055	$30	$(349)	$511,356

Contributions in connection with ESOP and unit and stock-based compensation charges	14,086	143	—	—	—	14,229

Quarterly distributions	(150,815)	(1,539)	—	—	—	(152,354)

Comprehensive income:
Net earnings	48,735	497	—	—	—	49,232
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	18,749	—	—
Reclassification of derivatives to earnings	—	—	(5,055)	—	—
Foreign currency translation adjustment	—	—	—	(10)	—
Tax effect on foreign currency translation adjustment	—	—	—	6	—
Pension liability adjustment	—	—	—	—	116	13,806
Comprehensive income						63,038

Balance at July 31, 2008	413,507	4,220	18,749	26	(233)	436,269

Contributions in connection with ESOP and unit and stock-based compensation charges	8,975	92	—	—	—	9,067

Quarterly distributions	(156,031)	(1,592)	—	—	—	(157,623)

Cash contributed by Ferrellgas Partners and the general partner	69,848	713	—	—	—	70,561

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	5,515	56	—	—	—	5,571

Comprehensive income:
Net earnings	76,718	783	—	—	—	77,501
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	(186,449)	—	—
Reclassification of derivatives to earnings	—	—	166,711	—	—
Foreign currency translation adjustment	—	—	—	(7)	—
Tax effect on foreign currency translation adjustment	—	—	—	3	—
Pension liability adjustment	—	—	—	—	6	(19,736)
Comprehensive income						57,765

Balance at July 31, 2009	418,532	4,272	(989)	22	(227)	421,610

Contributions in connection with ESOP and unit and stock-based compensation charges	16,980	173	—	—	—	17,153

Quarterly distributions	(191,822)	(1,958)	—	—	—	(193,780)

Cash contributed by Ferrellgas Partners and the general partner	51,300	523	—	—	—	51,823

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	3,061	31	—	—	—	3,092

Comprehensive income:
Net earnings	61,731	630	—	—	—	62,361
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	12,063	—	—
Reclassification of derivatives to earnings	—	—	(11,231)	—	—
Foreign currency translation adjustment	—	—	—	3	—
Tax effect on foreign currency translation adjustment	—	—	—	(1)	—
Pension liability adjustment	—	—	—	—	(46)	788
Comprehensive income						63,149

Balance at July 31, 2010	$359,782	$3,671	$(157)	$24	$(273)	$363,047

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2010	2009	2008

Cash flows from operating activities:
Net earnings	$62,361	$77,501	$49,232
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	82,491	82,494	85,521
Employee stock ownership plan compensation charge	9,322	6,755	12,413
Unit and stock-based compensation charge	7,831	2,312	1,816
Loss on disposal of assets	7,296	5,009	4,820
Loss on transfer of accounts receivable related to the accounts receivable securitization	6,566	12,124	10,548
Provision for doubtful accounts	8,440	5,317	8,830
Deferred tax expense (benefit)	439	388	(1,650)
Other	1,417	(854)	(2,679)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	2,529	65,466	(48,606)
Inventories	(37,103)	22,493	(40,920)
Prepaid expenses and other current assets	(831)	(118)	755
Accounts payable	(263)	(21,054)	8,523
Accrued interest expense	601	(156)	(3,572)
Other current liabilities	(139)	4,995	(2,380)
Other liabilities	1,544	(1,044)	151
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	124,000	109,000	103,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,334,144	1,231,336	1,365,655
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,448,144)	(1,376,336)	(1,456,655)
Net cash provided by operating activities	162,501	225,628	94,802

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(40,914)	(2,706)	(191)
Capital expenditures	(45,185)	(54,085)	(43,823)
Proceeds from sale of assets	9,220	8,199	10,874
Other	(4,480)	(4,643)	(2,991)
Net cash used in investing activities	(81,359)	(53,235)	(36,131)

Cash flows from financing activities:
Distributions	(193,780)	(157,623)	(152,354)
Contributions from partners	51,823	70,561	—
Proceeds from increase in long-term debt	656,861	208,259	115,249
Reductions in long-term debt	(576,955)	(239,555)	(92,985)
Net additions to (reductions in) short-term borrowings	1,044	(59,570)	67,950
Cash paid for financing costs	(15,798)	(3,953)	(383)
Net cash used in financing activities	(76,805)	(181,881)	(62,523)

Effect of exchange rate changes on cash	2	(7)	(10)

Increase (decrease) in cash and cash equivalents	4,339	(9,495)	(3,862)
Cash and cash equivalents - beginning of year	7,050	16,545	20,407
Cash and cash equivalents - end of year	$11,389	$7,050	$16,545

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

(4) Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant cash and non-cash activities are presented below:

	For the year ended July 31,
	2010	2009	2008
CASH PAID FOR:
Interest	$66,223	$59,626	$64,922
Income taxes	$1,524	$1,374	$3,766
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$3,061	$5,515	$—
Issuance of liabilities in connection with acquisitions	$5,494	$1,673	$—
Property, plant and equipment additions	$593	$973	$1,970

(5) Accounts receivable securitization: Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, an entity that maintains an accounts receivable securitization facility that is a wholly-owned unconsolidated special purpose entity. Ferrellgas, L.P. retains servicing responsibilities as well as a retained interest in the transferred receivables. Ferrellgas, L.P. also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. Ferrellgas, L.P. has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the consolidated balance sheets. See Note B — Summary of significant accounting policies — (20) New accounting standards — Transfers of financial assets and variable interest entities — below regarding a new accounting standard for financial asset transfers effective August 1, 2010.

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

(10) Derivatives and hedging activities: Ferrellgas, L.P.’s overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of these derivatives fluctuates over the length of the contracts. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in our risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Ferrellgas, L.P. also enters into derivative contracts that qualify for the normal purchase normal sales exception within GAAP guidance. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets” or “Other current liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

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

(13) Cost of product sold: “Cost of product sold — propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. “Cost of product sold — other” primarily includes costs related to the sale of propane appliances and equipment.

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

(16)  Unit and stock-based compensation:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. The options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas Partners’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Management believes that there are three groups of employees eligible to participate in the UOP. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2010 and 2009, the portion of the total non-cash compensation charge relating to the UOP was $23 thousand and $15 thousand, respectively, and related to grants of unit options to acquire 0.3 million common units. During the year ended July 31, 2008, no compensation charge relating to the UOP was recognized as all options outstanding at that time were fully vested.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas, L.P. stock-compensation plan; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2010, 2009 and 2008, the portion of the total non-cash compensation charge relating to the ICP was $7.8 million, $2.3 million and $1.8 million, respectively.

Ferrell Companies is authorized to issue options covering up to 9.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies; therefore, there is no earnings per share dilution of Ferrellgas, L.P. The ICP stock options vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments, but in no event later than 10 or 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model.

(17)  Income taxes:  Ferrellgas, L.P. is a limited partnership and owns four subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between Ferrellgas, L.P.’s financial reporting year end and limited partners tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2010	2009	2008
Current expense	$1,451	$1,820	$1,656
Deferred expense (benefit)	439	388	(1,650)
Income tax expense	$1,890	$2,208	$6

Deferred taxes consisted of the following:

	2010	2009
Deferred tax assets	$1,030	$877
Deferred tax liabilities	(2,481)	(1,889)
Net deferred tax liability	$(1,451)	$(1,012)

During fiscal 2008, the Governor of the State of Michigan signed into law a one time credit for the Michigan Business Tax Act. The passing of this new tax law caused Ferrellgas, L.P. to recognize a one time deferred tax benefit of $2.8 million during fiscal 2008.

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

(20) New accounting standards:

Transfers of Financial Assets and Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (QSPEs). The second amends guidance applicable to variable interest entities (VIEs).  The provisions of these amendments have eliminated the QSPE status and have required Ferrellgas, L.P. to evaluate all VIE’s to determine whether they must be consolidated effective August 1, 2010.  As a result of the amendments, beginning August 1, 2010, Ferrellgas Receivables will be accounted for as a consolidated subsidiary and $108.9 million of trade receivables and a corresponding short-term secured liability will be recorded on Ferrellgas, L.P.’s consolidated balance sheets. Borrowings and repayments under the facility will be reported in the financing section of the statement of cash flows. Upon adoption Ferrellgas, L.P. does not expect an impact on its results of operations and does not expect an impact from the short-term secured liability on any debt covenant agreements.

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

During fiscal 2010, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $45.1 million in the following transaction:

•                  Vanson, LLC, based in Michigan, acquired September 2009.

This acquisition was funded by $36.5 million in cash payments, the issuances of $5.5 million of liabilities and other costs and considerations, and the contribution of net assets of $3.1 million from Ferrellgas Partners.

The aggregate fair value of this transaction was allocated as follows:

Customer tanks, buildings, land and other	$14,707
Non-compete agreements	3,271
Customer lists	27,136
$45,114

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
$9,950

The estimated fair values and useful lives of assets acquired are based on an internal valuation and included only minor adjustments during the 12 month period after the date of acquisition.

During fiscal 2008, Ferrellgas, L.P. had no acquisitions of propane distribution assets.

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

E.            Supplemental financial statement information

Inventories consist of the following:

	2010	2009
Propane gas and related products	$146,805	$109,606
Appliances, parts and supplies	20,106	20,202
Inventories	$166,911	$129,808

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of July 31, 2010, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 72.3 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated
	useful lives	2010	2009
Land	Indefinite	$30,566	$30,414
Land improvements	2-20	11,108	10,858
Buildings and improvements	20	66,114	64,392
Vehicles, including transport trailers	8-20	99,246	92,914
Bulk equipment and district facilities	5-30	103,748	100,123
Tanks, cylinders and customer equipment	2-30	770,865	767,682
Computer and office equipment	2-5	115,189	115,343
Construction in progress	n/a	2,823	5,853
		1,199,659	1,187,579
Less: accumulated depreciation		546,891	521,044
Property, plant and equipment, net		$652,768	$666,535

Depreciation expense totaled $61.3 million, $62.3 million and $64.6 million for fiscal 2010, 2009 and 2008, respectively.

Other current liabilities consist of the following:

	2010	2009
Accrued interest	$17,324	$16,723
Accrued payroll	20,464	23,395
Customer deposits and advances	23,280	23,115
Other	43,667	42,428
Other current liabilities	$104,735	$105,661

Loss on disposal of assets and other consist of the following:

	For the year ended July 31,
	2010	2009	2008
Loss on disposal of assets	$7,296	$5,009	$4,820
Loss on transfer of accounts receivable related to the accounts receivable securitization	6,566	12,124	10,548
Service income related to the accounts receivable Securitization	(5,377)	(4,091)	(4,118)
Loss on disposal of assets and other	$8,485	$13,042	$11,250

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2010	2009	2008
Operating expense	$183,612	$178,218	$171,938
Depreciation and amortization expense	5,601	4,915	5,096
Equipment lease expense	14,192	17,541	22,703
	$203,405	$200,674	$199,737

F.             Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2010	2009
Accounts receivable	$33,725	$33,903
Note receivable from Ferrellgas Receivables	44,927	52,038
Retained interest	15,323	24,979
Other	269	284
Less: Allowance for doubtful accounts	(5,010)	(4,294)
Accounts and notes receivable, net	$89,234	$106,910

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

Ferrellgas, L.P. transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	2010	2009
Trade accounts receivable transferred from Ferrellgas, L.P.	$108,929	$118,982

Note payable to Ferrellgas, L.P.	44,927	52,038

Ferrellgas, L.P.’s consolidated balance sheets do not include trade accounts receivables transferred, but do include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of July 31, 2010, Ferrellgas, L.P. had received proceeds from trade accounts receivable sales of $47.0 million with the ability to receive proceeds of an additional $11.0 million. See Note B — Summary of significant accounting policies — “(20) New accounting standards” regarding a new accounting standard for financial asset transfers effective August 1, 2010.

Other accounts receivable securitization activity consists of the following:

	For the year ended July 31,
	2010	2009
Net non-cash activity	$1,189	$8,033
Bad debt expense	(600)	600

The net non-cash activity is reported in “Loss on disposal of assets and other” in the consolidated statements of earnings. See details of the net non-cash activity disclosed in Note E — Supplemental financial statement information — “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.4% and 3.6% as of July 31, 2010 and 2009, respectively.

G.           Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2010			July 31, 2009
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Goodwill, net	$248,939	$—	$248,939	$248,939	$—	$248,939

Intangible assets, net
Amortized intangible assets
Customer lists	$395,682	$(244,197)	$151,485	$368,716	$(225,038)	$143,678
Non-compete agreements	44,341	(35,203)	9,138	44,481	(36,957)	7,524
Other	3,507	(2,190)	1,317	3,584	(1,860)	1,724
	443,530	(281,590)	161,940	416,781	(263,855)	152,926

Unamortized intangible assets
Trade names & trademarks	59,117	—	59,117	59,111	—	59,111
Total intangible assets, net	$502,647	$(281,590)	$221,057	$475,892	$(263,855)	$212,037

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

Aggregate amortization expense:

For the year ended July 31,

2010	$21,180
2009	20,166
2008	20,970

Estimated amortization expense:

For the year ended July 31,

2011	$21,277
2012	20,829
2013	20,278
2014	17,010
2015	14,183

H.           Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2010 and 2009, $67.2 million and $66.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2010	2009
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $21,974 and $26,458 at July 31, 2010 and 2009, respectively (1)	$428,026	$423,542
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,870 (2)	296,130	—
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	—	152,000
Fixed rate, Series C, 8.87%, due 2009	—	73,000

Credit facility
Secured, variable interest rate, expiring 2012 (net of $67.2 million classified as short-term borrowings)	99,797	—
Unsecured, variable interest rate, expiring 2010 (net of $66.2 million classified as short-term borrowings)	—	88,541

Notes payable, 9.5% and 8.4% weighted average interest rate at July 31, 2010 and 2009, respectively, due 2010 to 2016, net of unamortized discount of $2,876 and $1,301 at July 31, 2010 and 2009, respectively	9,475	5,321
	833,428	742,404
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,340	1,422
Long-term debt	$831,088	$740,982

(1)                                 On April 20, 2004, Ferrellgas, L.P. issued $250.0 million of its fixed rate senior notes with a debt discount of $0.9 million that will be amortized to interest expense through 2014. On August 4, 2008, Ferrellgas, L.P. issued $200.0 million of its fixed rate senior notes with a debt discount of $30.0 million that will be amortized to interest expense through 2014. These notes are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and are senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount is due on May 1, 2014. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to 2012.

(2)                                 On September 14, 2009, Ferrellgas, L.P. issued $300.0 million of its fixed rate senior notes with a debt discount of $4.2 million that will be amortized to interest expense through 2017. These notes are senior unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P., are senior to all subordinated indebtedness of Ferrellgas, L.P. and are junior to all secured indebtedness of Ferrellgas, L.P. The outstanding principal amount is due on October 1, 2017. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to 2015.

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

During April 2010, Ferrellgas, L.P. received cash contributions of $30.5 million and $0.3 million from Ferrellgas Partners and the general partner, respectively, which were used to reduce borrowings outstanding under the secured credit facility. As of July 31, 2010, Ferrellgas, L.P. had total borrowings outstanding under this secured credit facility due November 2012 of $167.0 million, of which $99.8 million was classified as long-term debt. As of July 31, 2009, Ferrellgas, L.P. had total borrowings outstanding under its unsecured credit facility of $154.7 million, of which $88.5 million was classified as long-term debt.

Borrowings under the secured credit facility due November 2012 had a weighted average interest rate of 4.40% at July 31, 2010. All borrowings under the facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•                  for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of July 31, 2010, the margin was 2.75%); or

•                  for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of July 31, 2010, the margin was 3.75%).

As of July 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.18% and 3.25%, respectively. As of July 31, 2010, the one-month and three-month Eurodollar Rates were 0.40% and 0.60%, respectively).

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

Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2009 totaled $44.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2010, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.9 million. At July 31, 2009, Ferrellgas, L.P. had available letter of credit remaining capacity of $105.6 million. Ferrellgas, L.P. incurred commitment fees of $0.9 million, $0.9 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2010, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the year ended July 31,	Scheduled annual principal payments
2011	$2,340
2012	2,290
2013	2,179
2014	451,643
2015	1,655
Thereafter	402,041
Total	$862,148

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $940.6 million and $791.3 million as of July 31, 2010 and 2009, respectively. The fair value is estimated based on quoted market prices.

I.                Partners’ capital

Partnership distributions paid

	For the year ended July 31,
	2010	2009	2008
Ferrellgas Partners	$191,822	$156,031	$150,815
General partner	$1,958	$1,592	$1,539

On August 27, 2010, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $35.1 million and $0.4 million, respectively, which were paid on September 14, 2010.

Partnership contributions received

During fiscal 2010, Ferrellgas, L.P. received cash contributions totaling $51.3 million and $0.5 million from Ferrellgas Partners and the general partner, respectively, and net asset contributions related to acquisitions totaling $3.1 million from Ferrellgas Partners and the general partner.

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

Other comprehensive income (“OCI”)

See Note J — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the years ended July 31, 2010 and 2009.

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

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the consolidated statements of earnings in “Cost of goods sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the years ended July 31, 2010 and 2009, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the consolidated balance sheets:

	2010	2009
Derivatives — Price risk management assets	$1,882	$3,391
Derivatives — Price risk management liabilities	2,039	4,380

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the consolidated statement of partners’ capital:

	For the year ended July 31,
	2010	2009
Fair value gain (loss) adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$12,063	$(186,449)

Reclassification of net gains (losses) originally recorded within OCI to Cost of product sold — propane and other gas liquids	11,231	(166,711)

Ferrellgas, L.P. expects to reclassify net losses of approximately $0.1 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2010 and 2009, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2010, Ferrellgas, L.P. had financial derivative contracts covering 1.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the years ended July 31, 2010 and 2009, four counterparties represented 84% and 85%, respectively, of net settled cash flow hedging positions reported in “Cost of goods sold — propane and other gas liquids sales.” During the years ended July 31, 2010 and 2009, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At July 31, 2010 and 2009, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the year ended July 31,
	2010	2009	2008

Operating expense	$224,974	$217,374	$185,576

General and administrative expense	$24,620	$23,801	$27,203

During fiscal 2009, Ferrellgas, L.P. received payments totaling $0.3 million for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by Mr. Ferrell.

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman—Hillard Inc. During fiscal 2010 and 2009, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $0.2 million and $0.2 million, respectively for marketing and communications services.

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

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and its credit facility. See Note H - Debt - for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $0.7 million as of July 31, 2010. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $8.5 million as of July 31, 2010. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2010:

	Future minimum rental and buyout amounts by fiscal year
	2011	2012	2013	2014	2015	Thereafter

Operating lease obligations	$21,620	$14,505	$10,474	$8,410	$6,398	$10,427
Operating lease buyouts	$5,350	$3,128	$813	$1,008	$501	$2,588

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $33.7 million, $38.6 million, and $44.3 million for fiscal 2010, 2009 and 2008, respectively.

M.          Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $9.3 million, $6.8 million, and $12.4 million during fiscal 2010, 2009 and 2008, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all full time employees. With the establishment of the ESOP in July 1998, Ferrellgas, L.P. suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2010, 2009 and 2008 were $3.2 million, $2.7 million, and $2.6 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2010, 2009 and 2008 other comprehensive income and other liabilities were adjusted by $46 thousand, $(6.0) thousand and $(0.1) million, respectively.

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

For the year ended July 31, 2010

	First quarter	Second quarter	Third quarter	Fourth quarter

Revenues	$352,070	$777,852	$615,290	$353,848
Gross margin from propane and other gas liquids sales (a)	126,746	220,368	180,708	114,962
Net earnings (loss)	(26,887)	83,849	39,661	(34,262)

For the year ended July 31, 2009

	First quarter	Second quarter	Third quarter	Fourth quarter

Revenues	$480,074	$715,625	$561,133	$312,690
Gross margin from propane and other gas liquids sales (a)	119,143	219,009	165,969	118,164
Net earnings (loss)	(8,948)	76,431	39,293	(29,275)

(a)   Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

O.           Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P., referred to herein as “the Company”) as of July 31, 2010 and 2009, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 28, 2010

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31,
	2010	2009
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	27,219	6,757

Accumulated deficit	(27,119)	(6,657)
Total stockholder’s equity	$1,100	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF EARNINGS

	For the year ended July 31,
	2010	2009	2008

General and administrative expense	$20,462	$3,445	$992

Net loss	$(20,462)	$(3,445)	$(992)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity

July 31, 2007	1,000	$1,000	$2,220	$(2,220)	$1,000
Capital contribution	—	—	1,092	—	1,092
Net loss	—	—	—	(992)	(992)
July 31, 2008	1,000	1,000	3,312	(3,212)	1,100
Capital contribution	—	—	3,445	—	3,445
Net loss	—	—	—	(3,445)	(3,445)
July 31, 2009	1,000	1,000	6,757	(6,657)	1,100
Capital contribution	—	—	20,462	—	20,462
Net loss	—	—	—	(20,462)	(20,462)
July 31, 2010	1,000	$1,000	$27,219	$(27,119)	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(20,462)	$(3,445)	$(992)
Cash used in operating activities	(20,462)	(3,445)	(992)

Cash flows from financing activities:
Capital contribution	20,462	3,445	1,092
Cash provided by financing activities	20,462	3,445	1,092

Change in cash	—	—	100
Cash - beginning of year	1,100	1,100	1,000
Cash - end of year	$1,100	$1,100	$1,100

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

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $10,549 associated with the net operating loss carryforward of $27,119, which expires at various dates through July 31, 2030, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2010, 2009 and 2008, and there is no net deferred tax asset as of July 31, 2010 and 2009.

Schedule l

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

BALANCE SHEETS
(in thousands, except unit data)

	July 31,
	2010	2009
ASSETS
Cash and cash equivalents	$12	$16
Prepaid expenses and other current assets	10	675
Investment in Ferrellgas, L.P.	359,367	417,338
Other assets, net	6,152	1,237
Total assets	$365,541	$419,266

LIABILITIES AND PARTNERS’ CAPITAL

Other current liabilities	$3,319	$3,102
Long term debt	280,000	269,091

Partners’ capital
Common unitholders (69,521,818 and 68,236,755 units outstanding at 2010 and 2009, respectively)	141,281	206,255
General partner (702,241 and 689,260 units outstanding at 2010 and 2009, respectively)	(58,644)	(57,988)
Accumulated other comprehensive loss	(415)	(1,194)
Total partners’ capital	82,222	147,073
Total liabilities and partners’ capital	$365,541	$419,266

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF EARNINGS

(in thousands)

	For the year ended July 31,
	2010	2009	2008

Equity in earnings of Ferrellgas, L.P.	$61,731	$76,718	$48,735
Operating expense	424	328	259

Operating income	61,307	76,390	48,476

Interest expense	(24,498)	(23,734)	(23,711)
Debt prepayment premiums	(3,408)	—	—
Other income (expense), net	(666)	—	—
Income tax expense	(26)	(84)	(76)

Net earnings	$32,709	$52,572	$24,689

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$32,709	$52,572	$24,689
Reconciliation of net earnings to net cash used in operating activities:
Other	1,182	292	519
Equity in earnings of Ferrellgas, L.P.	(61,731)	(76,718)	(48,735)
Net cash used in operating activities	(27,840)	(23,854)	(23,527)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	191,822	156,031	150,815
Cash contributed to Ferrellgas, L.P.	(51,300)	(69,848)	—
Net cash provided by investing activities	140,522	86,183	150,815

Cash flows from financing activities:
Distributions	(139,763)	(132,581)	(127,190)
Cash paid for financing costs	(6,275)	50	(383)
Proceeds from increase in long-term debt	280,000	—	—
Reductions in long-term debt	(268,000)	—	—
Issuance of common units (net of issuance costs of $18, $401 and $0, respectively)	19,949	69,447	—
Proceeds from exercise of common unit options	1,189	—	76
Other	214	702	—
Net cash used in financing activities	(112,686)	(62,382)	(127,497)

Decrease in cash and cash equivalents	(4)	(53)	(209)
Cash and cash equivalents - beginning of year	16	69	278
Cash and cash equivalents - end of year	$12	$16	$69

Schedule II

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions
	Balance at	Charged to		Deductions	Balance
	beginning	cost /	Other	(amounts	at end
Description	of period	expenses	additions	charged-off)	of period

Year ended July 31, 2010

Allowance for doubtful accounts	$4,294	$7,821	$420	$(7,525)	$5,010

Year ended July 31, 2009

Allowance for doubtful accounts	$5,977	$4,421	$961	$(7,065)	$4,294

Year ended July 31, 2008

Allowance for doubtful accounts	$4,358	$8,092	$643	$(7,116)	$5,977

FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
	Balance at	Charged to		Deductions	Balance
	beginning	cost /	Other	(amounts	at end
Description	of period	expenses	additions	charged-off)	of period

Year ended July 31, 2010

Allowance for doubtful accounts	$4,294	$7,821	$420	$(7,525)	$5,010

Year ended July 31, 2009

Allowance for doubtful accounts	$5,977	$4,421	$961	$(7,065)	$4,294

Year ended July 31, 2008

Allowance for doubtful accounts	$4,358	$8,092	$643	$(7,116)	$5,977

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

		4.13

Third Amendment to Registration Rights Agreement dated as of June 29, 2005, by and between Ferrellgas Partners, L.P. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q filed June 9, 2010.

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

#	*	10.5	Second Amended and Restated Ferrellgas Unit Option Plan, effective April 19, 2001.

#		10.6

Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed September 28, 2009.

#		10.7	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.

#		10.8

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

#		10.23

Termination of Agreements dated as of March 12, 2010, by and between Ferrellgas, L.P., Ferrellgas, Inc. and Samson Dental Practice Management, LLC. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.

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