Form 10-Q
period 2010-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2010-12-10
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183

Ferrellgas Partners, L.P.

Ferrellgas Partners Finance Corp.

Ferrellgas, L.P.

Ferrellgas Finance Corp.

(Exact name of registrants as specified in their charters)

Delaware	43-1698480
Delaware	43-1742520
Delaware	43-1698481
Delaware	14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, Kansas	66210 (Zip Code)
(Address of principal executive office)

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☑     No ☐

At November 30, 2010, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	70,826,910	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended October 31, 2010

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31,	July 31,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$9,633	$11,401
Accounts and notes receivable, net (including $122,092 and $0 of accounts receivable pledged as collateral at October 31, 2010 and July 31, 2010, respectively)	167,607	89,234
Inventories	169,818	166,911
Prepaid expenses and other current assets	30,121	13,842
Total current assets	377,179	281,388

Property, plant and equipment (net of accumulated depreciation of $552,995 and $546,891 at October 31, 2010 and July 31, 2010, respectively)	648,986	652,768
Goodwill	248,939	248,939
Intangible assets (net of accumulated amortization of $287,089 and $281,590 at October 31, 2010 and July 31, 2010, respectively)	218,078	221,057
Other assets, net	37,724	38,199
Total assets	$1,530,906	$1,442,351

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$71,358	$48,658
Short-term borrowings	90,482	67,203
Collateralized note payable	66,000	—
Other current liabilities	126,483	108,054
Total current liabilities	354,323	223,915

Long-term debt	1,121,904	1,111,088
Other liabilities	21,421	21,446
Contingencies and commitments (Note I)	—	—

Partners’ capital:
Common unitholders (69,611,843 and 69,521,818 units outstanding at October 31, 2010 and July 31, 2010, respectively)	85,295	141,281
General partner unitholder (703,150 and 702,241 units outstanding at October 31, 2010 and July 31, 2010, respectively)	(59,210)	(58,644)
Accumulated other comprehensive income (loss)	3,961	(415)
Total Ferrellgas Partners, L.P. partners’ capital	30,046	82,222
Noncontrolling interest	3,212	3,680
Total partners’ capital	33,258	85,902
Total liabilities and partners’ capital	$1,530,906	$1,442,351

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended October 31,
	2010	2009

Revenues:
Propane and other gas liquids sales	$368,623	$327,666
Other	31,569	24,404
Total revenues	400,192	352,070

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	256,486	200,920
Cost of product sold - other	12,858	6,180
Operating expense	95,396	96,890
Depreciation and amortization expense	20,375	20,527
General and administrative expense	11,264	13,778
Equipment lease expense	3,649	3,774
Employee stock ownership plan compensation charge	2,444	2,002
Loss (gain) on disposal of assets and other	(232)	1,662

Operating income (loss)	(2,048)	6,337

Interest expense	(26,877)	(22,695)
Loss on extinguishment of debt	—	(17,308)
Other income (expense), net	178	307

Loss before income taxes	(28,747)	(33,359)

Income tax benefit	(482)	(422)

Net loss	(28,265)	(32,937)

Net loss attributable to noncontrolling interest	(222)	(272)

Net loss attributable to Ferrellgas Partners, L.P.	(28,043)	(32,665)

Less: General partner’s interest in net loss	(280)	(327)
Common unitholders’ interest in net loss	$(27,763)	$(32,338)

Basic and diluted net loss per common unitholders’ interest	$(0.40)	$(0.47)

Cash distributions declared per common unit	$0.50	$0.50

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

					Accumulated other			Total
	Number of units				comprehensive income (loss)			Ferrellgas
		General		General		Currency		Partners, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

July 31, 2009	68,236.8	689.3	$206,255	$(57,988)	$(989)	$22	$(227)	$147,073	$4,272	$151,345

Contributions in connection with ESOP and stock-based compensation charges	—	—	4,658	47	—	—	—	4,705	48	4,753

Distribution	—	—	(34,118)	(345)	—	—	—	(34,463)	(352)	(34,815)

Common units issued in connection with acquisition	155.1	1.5	3,061	31	—	—	—	3,092	31	3,123

Common units issued in offering, net of issuance costs	1,058.4	10.7	19,982	202	—	—	—	20,184	204	20,388

Comprehensive income (loss):
Net loss	—	—	(32,338)	(327)	—	—	—	(32,665)	(272)	(32,937)
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	7,011	—	—		72
Reclassification of derivatives to earnings	—	—	—	—	(69)	—	—		(1)
Foreign currency translation adjustment	—	—	—	—	—	1	—	6,943		7,014
Comprehensive loss								(25,722)	(201)	(25,923)

October 31, 2009	69,450.3	701.5	$167,500	$(58,380)	$5,953	$23	$(227)	$114,869	$4,002	$118,871

July 31, 2010	69,521.8	702.2	$141,281	$(58,644)	$(166)	$24	$(273)	$82,222	$3,680	$85,902

Contributions in connection with ESOP and stock-based compensation charges	—	—	3,388	34	—	—	—	3,422	35	3,457

Distribution	—	—	(34,774)	(351)	—	—	—	(35,125)	(359)	(35,484)

Common units issued in connection with acquisition	63.5	0.6	1,625	16	—	—	—	1,641	17	1,658

Common unit options issued	26.5	0.3	308	3	—	—	—	311	3	314

Comprehensive income (loss):
Net loss	—	—	(27,763)	(280)	—	—	—	(28,043)	(222)	(28,265)
Cumulative effect of change in accounting principle	—	—	1,230	12	—	—	—	1,242	13	1,255
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	4,951	—	—		51
Reclassification of derivatives to earnings	—	—	—	—	(577)	—	—		(6)
Foreign currency translation adjustment	—	—	—	—	—	2	—	4,376		4,421
Comprehensive loss								(22,425)	(164)	(22,589)

October 31, 2010	69,611.8	703.1	$85,295	$(59,210)	$4,208	$26	$(273)	$30,046	$3,212	$33,258

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months
	ended October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(28,265)	$(32,937)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	20,375	20,527
Employee stock ownership plan compensation charge	2,444	2,002
Unit and stock-based compensation charge	1,013	2,751
Loss (gain) on disposal of assets	(232)	876
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	1,760
Provision for doubtful accounts	1,978	1,909
Deferred tax expense	112	190
Other	2,719	604
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(32,573)	(23,612)
Inventories	(2,907)	(28,360)
Prepaid expenses and other current assets	(13,660)	(10,434)
Accounts payable	22,779	30,236
Accrued interest expense	6,836	8,324
Other current liabilities	12,827	3,055
Other liabilities	10	126
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	—	15,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	—	226,525
Remittances of amounts collected as servicer of accounts receivable securitizations	—	(230,525)
Net cash used in operating activities	(6,544)	(11,983)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,770)	(36,293)
Capital expenditures	(11,565)	(18,100)
Proceeds from sale of assets	2,078	1,933
Other	—	(826)
Net cash used in investing activities	(11,257)	(53,286)

Cash flows from financing activities:
Distributions	(35,125)	(34,463)
Proceeds from increase in long-term debt	10,020	590,480
Reductions in long-term debt	(934)	(541,441)
Net additions to short-term borrowings	23,279	40,896
Net additions to collateralized short-term borrowings	19,000	—
Cash paid for financing costs	(164)	(7,129)
Noncontrolling interest activity	(359)	(148)
Proceeds from exercise of common unit options	308	—
Proceeds from equity offering, net of issuance costs	—	19,982
Cash contribution from general partner in connection with common unit issuances	6	202
Net cash provided by financing activities	16,031	68,379

Effect of exchange rate changes on cash	2	1

Increase (decrease) in cash and cash equivalents	(1,768)	3,111
Cash and cash equivalents - beginning of period	11,401	7,066
Cash and cash equivalents - end of period	$9,633	$10,177

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.            Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At October 31, 2010, Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2010.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2010	2009
CASH PAID FOR:
Interest	$17,065	$12,481
Income taxes	—	—
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	1,625	3,061
Issuance of liabilities in connection with acquisitions	538	5,494
Property, plant and equipment additions	474	619

See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — below for a discussion of the non-cash impact of the adoption of new accounting standards during the current year period.

(4) Accounts receivable securitization:

Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), the operating partnership has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable. See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — below regarding a new accounting standard for financial asset transfers that was effective August 1, 2010.

(5) New accounting standards:

Transfers of financial assets and variable interest entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (QSPEs). The second amends guidance applicable to variable interest entities (VIEs). The provisions of these amendments require Ferrellgas to evaluate all VIE’s to determine whether they must be consolidated.

As a result of the prospective adoption of these amendments on August 1, 2010, Ferrellgas Receivables is now accounted for as a consolidated subsidiary. Upon adoption, Ferrellgas recognized $107.9 million of “Accounts receivable pledged as collateral, net,” $0.6 million of “Other assets, net” and $47.0 million of “Collateralized notes payable,” derecognized $44.9 million of “Notes receivable from Ferrellgas Receivables” and $15.3 million of “Retained interest in Ferrellgas Receivables” and recorded a $1.3 million “Cumulative effect of a change in accounting principle.”

Subsequent to adoption, expenses associated with these transactions are now recorded in “Interest expense” and are no longer recorded in “Loss on transfer of accounts receivable related to the accounts receivable securitization” or “Service income related to the accounts receivable securitization” in the condensed consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are now recorded in “Cash flows from financing activities” and no longer recorded in “Cash flows from operating activities” in the condensed consolidated statements of cash flows. The adoption of these amendments did not have a significant impact on Ferrellgas’ debt covenant agreements.

C.    Supplemental financial statement information

Inventories consist of the following:

	October 31,	July 31,
	2010	2010
Propane gas and related products	$149,017	$146,805
Appliances, parts and supplies	20,801	20,106
Inventories	$169,818	$166,911

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of October 31, 2010, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 106.5 million net gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31,	July 31,
	2010	2010
Accrued interest	$27,248	$20,412
Accrued payroll	10,171	20,464
Customer deposits and advances	36,003	23,280
Other	53,061	43,898
Other current liabilities	$126,483	$108,054

Loss (gain) on disposal of assets and other consists of the following:

	For the three months ended October 31,
	2010	2009
Loss (gain) on disposal of assets	$(232)	$876
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	1,760
Service income related to the accounts receivable securitization	—	(974)
Loss (gain) on disposal of assets and other	$(232)	$1,662

See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2010	2009
Operating expense	$42,284	$43,781
Depreciation and amortization expense	1,481	1,303
Equipment lease expense	3,361	3,863
	$47,126	$48,947

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31,	July 31,
	2010	2010
Accounts receivable pledged as collateral	$122,092	$—
Accounts receivable	51,243	33,725
Note receivable from Ferrellgas Receivables	—	44,927
Retained interest in Ferrellgas Receivables	—	15,323
Other	260	269
Less: Allowance for doubtful accounts	(5,988)	(5,010)
Accounts and notes receivable, net	$167,607	$89,234

See Note B — Summary of significant accounting policies - (5) New accounting standards - Transfers of financial assets and variable interest entities - for a discussion of amendments to existing GAAP which required Ferrellgas to begin consolidating its previously unconsolidated QSPE, Ferrellgas Receivables, effective August 1, 2010. Upon consolidation, Ferrellgas now recognizes accounts receivable that have been sold by the operating partnership to Ferrellgas Receivables as “Accounts receivable pledged as collateral” and eliminates the previously recognized “Note receivable from Ferrellgas Receivables” and “Retained interest in Ferrellgas Receivables.”

The operating partnership, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At October 31, 2010, $122.1 million of trade accounts receivable were pledged as collateral against $66.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

The operating partnership structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of October 31, 2010, the operating partnership had received proceeds from trade accounts receivables securitized of $66.0 million with the ability to receive proceeds of an additional $6.0 million.

E.              Debt

Short-term borrowings

Ferrellgas classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2010 and July 31, 2010, $90.5 million and $67.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	October 31,	July 31,
	2010	2010
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $20,781 and $21,974 at October 31, 2010 and July 31, 2010, respectively	$429,219	$428,026
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,774 and $3,870 at October 31, 2010 and July 31, 2010, respectively	296,226	296,130
Fixed rate, 8.625%, due 2020	280,000	280,000

Secured credit facility, variable interest rate, expiring 2012 (net of $90.5 million and $67.2 million classified as short-term borrowings at October 31, 2010 and July 31, 2010, respectively)	109,818	99,797

Notes payable, 9.4% and 9.5% weighted average interest rate at October 31, 2010 and July 31, 2010, respectively, due 2011 to 2016, net of unamortized discount of $2,863 and $2,876 at October 31, 2010 and July 31, 2010, respectively	9,282	9,475
	1,124,545	1,113,428
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,641	2,340
Long-term debt	$1,121,904	$1,111,088

Senior notes

See Note K — Subsequent events for discussion of a new long term debt issuance.

Secured credit facility

Ferrellgas’ secured credit facility provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. This credit facility matures in November 2012.

The credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of October 31, 2010, Ferrellgas had total borrowings outstanding under its credit facility of $200.3 million, of which $109.8 million was classified as long-term debt. As of July 31, 2010, Ferrellgas had total borrowings outstanding under its credit facility of $167.0 million, of which $99.8 million was classified as long-term debt.

Borrowings under the credit facility had a weighted average interest rate of 4.31% at October 31, 2010. All borrowings under the credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of October 31, 2010, the margin was 2.75%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of October 31, 2010, the margin was 3.75%).

As of October 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.20% and 3.25%, respectively. As of October 31, 2010, the one-month and three-month Eurodollar Rates were 0.33% and 0.40%, respectively.

In addition, an annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

The obligations under this credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Letters of credit outstanding at October 31, 2010 totaled $49.9 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At October 31, 2010, Ferrellgas had available letter of credit remaining capacity of $149.8 million. At July 31, 2010, Ferrellgas had available letter of credit remaining capacity of $152.9 million.

The scheduled annual principal payments on long-term debt are as follows:

For the year ended July 31,	Scheduled annual principal payments
2011	$31,405
2012	2,394
2013	32,101
2014	1,747
2015	1,760
Thereafter	1,082,556
Total	$1,151,963

See Note K — Subsequent events for discussion about the effect of equity and debt issuances and senior note and credit facility repayments after October 31, 2010 on scheduled annual principal payments.

F.              Partners’ capital

Common unit issuance

During the three months ended October 31, 2010, Ferrellgas issued $1.6 million of common units in connection with the acquisition of propane distribution assets. The general partner contributed $39 thousand to Ferrellgas to maintain its effective 2% general partner interest in connection with all common unit issuances.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2010	2009
Public common unit holders	$22,433	$21,777
Ferrell Companies (1)	10,040	10,040
FCI Trading Corp. (2)	98	98
Ferrell Propane, Inc. (3)	26	26
James E. Ferrell (4)	2,177	2,177
General partner	351	345
	$35,125	$34,463

(1)	Ferrell Companies is the owner of the general partner and a 29% beneficial owner of Ferrellgas’ common units and thus a related party.
(2)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.
(3)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.
(4)	James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of the general partner and thus a related party.

On November 19, 2010, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2010, which is expected to be paid on December 15, 2010.

Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,177
General partner	358

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the three months ended October 31, 2010.

General partner’s commitment to maintain its capital account

Ferrellgas Partners partnership agreement allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

The general partner made noncash contributions totaling $69 thousand to Ferrellgas to maintain its effective 2% general partner interest in connection with employee stock ownership and stock-based compensation charges.

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

Ferrellgas’ risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded by Ferrellgas prior to settlement on its financial statements.

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the three months ended October 31, 2010 and 2009, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	October 31, 2010	July 31, 2010
Derivatives — Price risk management assets	$4,772	$1,882
Derivatives — Price risk management liabilities	510	2,039

Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the three months ended October 31,
	2010	2009
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$5,002	$7,083

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	583	70

Ferrellgas expects to reclassify net gains of approximately $3.8 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2010 and 2009, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2010, Ferrellgas had financial derivative contracts covering 1.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the three months ended October 31, 2010 and 2009, four counterparties represented 95% and 76%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the three months ended October 31, 2010 and 2009, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At October 31, 2010 and July 31, 2010, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

H.            Transactions with related parties

General partner

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

	For the three months ended October 31,
	2010	2009
Operating expense	$50,011	$53,311
General and administrative expense	6,463	6,455

See additional discussions about transactions with the general partner and related parties in Note F — Partners’ capital.

Board of Directors

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc. During the three months ended October 31, 2010 and 2009, Ferrellgas paid Fleishman-Hillard Inc. $33 thousand and $42 thousand, respectively, for marketing and communications services.

I.                 Contingencies

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below,  Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas.

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

Ferrellgas has also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that Ferrellgas violates consumer protection laws in the manner Ferrellgas sets prices and fees for its customers. Based on Ferrellgas’ business practices, Ferrellgas believes that the claims are without merit and intends to defend the claims vigorously.

J.              Net loss per common unitholders’ interest

Below is a calculation of the basic and diluted net loss per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was not a dilutive effect resulting from this guidance on basic and diluted net loss per common unitholders’ interest for the three months ended October 31, 2010 and 2009.

In periods with year-to-date net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months ended October 31,
	2010	2009

Common unitholders’ interest in net loss	$(27,763)	$(32,338)

Weighted average common units outstanding (in thousands)	69,559.6	68,507.9

Dilutive securities	—	—

Weighted average common units outstanding plus dilutive securities	69,559.6	68,507.9

Basic and diluted net loss per common unitholders’ interest	$(0.40)	$(0.47)

K.            Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ condensed consolidated financial statements were issued, and concluded that, other than the events discussed below, there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

During November 2010, the operating partnership issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. The operating partnership received $491.3 million of net proceeds after deducting initial purchase discounts and estimated expenses of the offering. The operating partnership applied the net proceeds to a cash tender offer to purchase any and all of its $450.0 million 6.75% fixed rate senior notes due May 1, 2014 and to redeem any such notes that remain outstanding after November 30, 2010. As of November 30, 2010, the operating partnership had purchased $368.6 million of the senior notes pursuant to the cash tender offer. The operating partnership used the remaining proceeds to reduce outstanding indebtedness under the credit facility by $111.9 million and to pay the related make whole and interest payments of $10.8 million. The operating partnership then issued an irrevocable notice to redeem prior to the end of December 2010 the remaining $81.4 million outstanding principal amount of the 6.75% senior notes due 2014 and their related make-whole payments.

During November 2010, Ferrellgas entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under the credit facility.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	October 31,	July 31,
	2010	2010
ASSETS

Cash	$969	$969
Total assets	$969	$969

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	6,221	6,131

Accumulated deficit	(6,252)	(6,162)
Total stockholder’s equity	$969	$969

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2010	2009

General and administrative expense	$90	$197

Net loss	$(90)	$(197)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(90)	$(197)
Cash used in operating activities	(90)	(197)

Cash flows from financing activities:
Capital contribution	90	197
Cash provided by financing activities	90	197

Change in cash	—	—
Cash — beginning of period	969	1,000
Cash — end of period	$969	$1,000

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

October 31, 2010

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31,	July 31,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$9,505	$11,389
Accounts and notes receivable, net (including $122,092 and $0 of accounts receivable pledged as collateral at October 31, 2010 and July 31, 2010, respectively)	167,607	89,234
Inventories	169,818	166,911
Prepaid expenses and other current assets	30,126	13,832
Total current assets	377,056	281,366

Property, plant and equipment (net of accumulated depreciation of $552,995 and $546,891 at October 31, 2010 and July 31, 2010, respectively)	648,986	652,768
Goodwill	248,939	248,939
Intangible assets (net of accumulated amortization of $287,089 and $281,590 at October 31, 2010 and July 31, 2010, respectively)	218,078	221,057
Other assets, net	31,660	32,047
Total assets	$1,524,719	$1,436,177

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$71,358	$48,658
Short-term borrowings	90,482	67,203
Collateralized note payable	66,000	—
Other current liabilities	117,212	104,735
Total current liabilities	345,052	220,596

Long-term debt	841,904	831,088
Other liabilities	21,421	21,446
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	309,169	359,782
General partner	3,158	3,671
Accumulated other comprehensive income (loss)	4,015	(406)
Total partners’ capital	316,342	363,047
Total liabilities and partners’ capital	$1,524,719	$1,436,177

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2010	2009

Revenues:
Propane and other gas liquids sales	$368,623	$327,666
Other	31,569	24,404
Total revenues	400,192	352,070

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	256,486	200,920
Cost of product sold - other	12,858	6,180
Operating expense	95,327	96,766
Depreciation and amortization expense	20,375	20,527
General and administrative expense	11,264	13,778
Equipment lease expense	3,649	3,774
Employee stock ownership plan compensation charge	2,444	2,002
Loss (gain) on disposal of assets and other	(232)	1,662

Operating income (loss)	(1,979)	6,461

Interest expense	(20,680)	(16,769)
Loss on extinguishment of debt	—	(17,308)
Other income (expense), net	178	307

Loss before income taxes	(22,481)	(27,309)

Income tax benefit	(482)	(422)

Net loss	$(21,999)	$(26,887)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2010	$359,782	$3,671	$(157)	$24	$(273)	$363,047

Contributions in connection with ESOP and stock-based compensation charges	3,422	35	—	—	—	3,457

Contributions in connection with acquisitions and other	1,625	20	—	—	—	1,645

Quarterly distribution	(35,125)	(359)	—	—	—	(35,484)

Comprehensive income (loss):
Net loss	(21,777)	(222)	—	—	—	(21,999)
Cumulative effect of change in accounting principle	1,242	13	—	—	—	1,255
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	5,002	—	—
Reclassification of derivatives to earnings	—	—	(583)	—	—
Foreign currency translation adjustment	—	—	—	2	—	4,421
Comprehensive loss						(16,323)

October 31, 2010	$309,169	$3,158	$4,262	$26	$(273)	$316,342

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(21,999)	$(26,887)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	20,375	20,527
Employee stock ownership plan compensation charge	2,444	2,002
Unit and stock-based compensation charge	1,013	2,751
Loss (gain) on disposal of assets	(232)	876
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	1,760
Provision for doubtful accounts	1,978	1,909
Deferred tax expense	112	190
Other	2,568	540
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(32,573)	(23,612)
Inventories	(2,907)	(28,360)
Prepaid expenses and other current assets	(13,675)	(10,433)
Accounts payable	22,779	30,236
Accrued interest expense	799	2,461
Other current liabilities	12,824	2,992
Other liabilities	10	126
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	—	15,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	—	226,525
Remittances of amounts collected as servicer of accounts receivable securitizations	—	(230,525)
Net cash used in operating activities	(6,484)	(11,922)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,786)	(36,324)
Capital expenditures	(11,565)	(18,100)
Proceeds from sale of assets	2,078	1,933
Other	—	(826)
Net cash used in investing activities	(11,273)	(53,317)

Cash flows from financing activities:
Distributions	(35,484)	(34,815)
Contributions from partners	3	20,204
Proceeds from increase in long-term debt	10,020	590,480
Reductions in long-term debt	(934)	(541,441)
Net additions to short-term borrowings	23,279	40,896
Net additions to collateralized short-term borrowings	19,000	—
Cash paid for financing costs	(13)	(7,129)
Net cash provided by financing activities	15,871	68,195

Effect of exchange rate changes on cash	2	1

Increase (decrease) in cash and cash equivalents	(1,884)	2,957
Cash and cash equivalents - beginning of period	11,389	7,050
Cash and cash equivalents - end of period	$9,505	$10,007

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

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

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2010.

B.            Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2010 and 2009 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2010	2009
CASH PAID FOR:
Interest	$17,065	$12,481
Income taxes	—	—
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	1,625	3,061
Issuance of liabilities in connection with acquisitions	538	5,494
Property, plant and equipment additions	474	619

See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — below for a discussion of the non-cash impact of the adoption of new accounting standards during the current year period.

(4) Accounts receivable securitization:

Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), Ferrellgas, L.P. has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable. See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — below regarding a new accounting standard for financial asset transfers that was effective August 1, 2010.

(5) New accounting standards:

Transfers of financial assets and variable interest entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (QSPEs). The second amends guidance applicable to variable interest entities (VIEs). The provisions of these amendments require Ferrellgas, L.P. to evaluate all VIE’s to determine whether they must be consolidated.

As a result of the prospective adoption of these amendments on August 1, 2010, Ferrellgas Receivables is now accounted for as a consolidated subsidiary. Upon adoption, Ferrellgas, L.P. recognized $107.9 million of “Accounts receivable pledged as collateral, net,” $0.6 million of “Other assets, net” and $47.0 million of “Collateralized notes payable,” derecognized $44.9 million of “Notes receivable from Ferrellgas Receivables” and $15.3 million of “Retained interest in Ferrellgas Receivables” and recorded a $1.3 million “Cumulative effect of a change in accounting principle.”

Subsequent to adoption, expenses associated with these transactions are now recorded in “Interest expense” and are no longer recorded in “Loss on transfer of accounts receivable related to the accounts receivable securitization” or “Service income related to the accounts receivable securitization” in the condensed consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are now recorded in “Cash flows from financing activities” and no longer recorded in “Cash flows from operating activities” in the condensed consolidated statements of cash flows. The adoption of these amendments did not have a significant impact on Ferrellgas, L.P.’s debt covenant agreements.

C.            Supplemental financial statement information

Inventories consist of the following:

	October 31,	July 31,
	2010	2010
Propane gas and related products	$149,017	$146,805
Appliances, parts and supplies	20,801	20,106
Inventories	$169,818	$166,911

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of October 31, 2010, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 106.5 million net gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31,	July 31,
	2010	2010
Accrued interest	$18,123	$17,324
Accrued payroll	10,171	20,464
Customer deposits and advances	36,003	23,280
Other	52,915	43,667
Other current liabilities	$117,212	$104,735

Loss (gain) on disposal of assets and other consists of the following:

	For the three months ended October 31,
	2010	2009
Loss (gain) on disposal of assets	$(232)	$876
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	1,760
Service income related to the accounts receivable securitization	—	(974)
Loss (gain) on disposal of assets and other	$(232)	$1,662

See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2010	2009
Operating expense	$42,284	$43,781
Depreciation and amortization expense	1,481	1,303
Equipment lease expense	3,361	3,863
	$47,126	$48,947

D.            Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31,	July 31,
	2010	2010
Accounts receivable pledged as collateral	$122,092	$—
Accounts receivable	51,243	33,725
Note receivable from Ferrellgas Receivables	—	44,927
Retained interest in Ferrellgas Receivables	—	15,323
Other	260	269
Less: Allowance for doubtful accounts	(5,988)	(5,010)
Accounts and notes receivable, net	$167,607	$89,234

See Note B — Summary of significant accounting policies - (5) New accounting standards - Transfers of financial assets and variable interest entities - for a discussion of amendments to existing GAAP which required Ferrellgas, L.P. to begin consolidating its previously unconsolidated QSPE, Ferrellgas Receivables, effective August 1, 2010. Upon consolidation, Ferrellgas, L.P. now recognizes accounts receivable that have been sold to Ferrellgas Receivables as “Accounts receivable pledged as collateral” and eliminates the previously recognized “Note receivable from Ferrellgas Receivables” and “Retained interest in Ferrellgas Receivables.”

Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At October 31, 2010, $122.1 million of trade accounts receivable were pledged as collateral against $66.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of October 31, 2010, Ferrellgas, L.P. had received proceeds from trade accounts receivables securitized of $66.0 million with the ability to receive proceeds of an additional $6.0 million.

E.              Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2010 and July 31, 2010, $90.5 million and $67.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	October 31,	July 31,
	2010	2010
Senior notes
Fixed rate, 6.75% due 2014, net of unamortized discount of $20,781 and $21,974 at October 31, 2010 and July 31, 2010, respectively	$429,219	$428,026
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,774 and $3,870 at October 31, 2010 and July 31, 2010, respectively	296,226	296,130

Secured credit facility, variable interest rate, expiring 2012 (net of $90.5 million and $67.2 million classified as short-term borrowings at October 31, 2010 and July 31, 2010, respectively)	109,818	99,797

Notes payable, 9.4% and 9.5% weighted average interest rate at October 31, 2010 and July 31, 2010, respectively, due 2011 to 2016, net of unamortized discount of $2,863 and $2,876 at October 31, 2010 and July 31, 2010, respectively	9,282	9,475
	844,545	833,428
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,641	2,340
Long-term debt	$841,904	$831,088

Senior notes

See Note J — Subsequent events for discussion of a new long term debt issuance.

Secured credit facility

Ferrellgas, L.P.’s secured credit facility provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. This credit facility matures in November 2012.

The credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of October 31, 2010, Ferrellgas, L.P. had total borrowings outstanding under its credit facility of $200.3 million, of which $109.8 million was classified as long-term debt. As of July 31, 2010, Ferrellgas, L.P. had total borrowings outstanding under its credit facility of $167.0 million, of which $99.8 million was classified as long-term debt.

Borrowings under the credit facility had a weighted average interest rate of 4.31% at October 31, 2010. All borrowings under the credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of October 31, 2010, the margin was 2.75%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of October 31, 2010, the margin was 3.75%).

As of October 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.20% and 3.25%, respectively. As of October 31, 2010, the one-month and three-month Eurodollar Rates were 0.33% and 0.40%, respectively.

In addition, an annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

The obligations under this credit facility are secured by substantially all assets of Ferrellgas, L.P., the general partner and certain subsidiaries of Ferrellgas, L.P. but specifically excluding (a) assets that are subject to Ferrellgas, L.P.’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of Ferrellgas, L.P.

Letters of credit outstanding at October 31, 2010 totaled $49.9 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At October 31, 2010, Ferrellgas, L.P. had available letter of credit remaining capacity of $149.8 million. At July 31, 2010, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.9 million.

The scheduled annual principal payments on long-term debt are as follows:

For the year ended July 31,	Scheduled annual principal payments
2011	$31,405
2012	2,394
2013	32,101
2014	1,747
2015	1,760
Thereafter	802,556
Total	$871,963

See Note J — Subsequent events for discussion about the effect of equity and debt issuances and senior note and credit facility repayments after October 31, 2010 on scheduled annual principal payments.

F.              Partners’ capital

Partnership contributions

During October 2010, Ferrellgas, L.P. received asset contributions of $1.6 million in connection with the acquisition of propane distribution assets. The general partner contributed $20 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest in connection with all common unit issuances.

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2010	2009
Ferrellgas Partners	$35,125	$34,463
General partner	359	352
	$35,484	$34,815

On November 19, 2010, Ferrellgas, L.P. declared distributions for the three months ended October 31, 2010 to Ferrellgas Partners and the general partner of $47.8 million and $0.5 million, respectively, which is expected to be paid on December 15, 2010.

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the three months ended October 31, 2010.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

The general partner made noncash contributions totaling $35 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest in connection with employee stock ownership and stock-based compensation charges.

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

Ferrellgas, L.P.’s risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas, L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas, L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded by Ferrellgas, L.P. prior to settlement on its financial statements.

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the three months ended October 31, 2010 and 2009, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	October 31, 2010	July 31, 2010
Derivatives — Price risk management assets	$4,772	$1,882
Derivatives — Price risk management liabilities	510	2,039

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital:

	For the three months ended October 31,
	2010	2009
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$5,002	$7,083
Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	583	70

Ferrellgas, L.P. expects to reclassify net gains of approximately $3.8 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2010 and 2009, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2010, Ferrellgas, L.P. had financial derivative contracts covering 1.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the three months ended October 31, 2010 and 2009, four counterparties represented 95% and 76%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the three months ended October 31, 2010 and 2009, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At October 31, 2010 and July 31, 2010, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

H.   Transactions with related parties

General partner

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

	For the three months ended October 31,
	2010	2009
Operating expense	$50,011	$53,311
General and administrative expense	6,463	6,455

See additional discussions about transactions with the general partner and related parties in Note F — Partners’ capital.

Board of Directors

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman—Hillard Inc. During the three months ended October 31, 2010 and 2009, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $33 thousand and $42 thousand, respectively for marketing and communications services.

I.               Contingencies

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below,  Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas, L.P.

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

Ferrellgas, L.P. has also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that Ferrellgas, L.P. violates consumer protection laws in the manner Ferrellgas, L.P. sets prices and fees for its customers. Based on Ferrellgas, L.P.’s business practices, Ferrellgas, L.P. believes that the claims are without merit and intends to defend the claims vigorously.

J.              Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued, and concluded that, other than the events discussed below, there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

During November 2010, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. Ferrellgas, L.P. received $491.3 million of net proceeds after deducting initial purchase discounts and estimated expenses of the offering. Ferrellgas, L.P. applied the net proceeds to a cash tender offer to purchase any and all of its $450.0 million 6.75% fixed rate senior notes due May 1, 2014 and to redeem any such notes that remain outstanding after November 30, 2010. As of November 30, 2010, Ferrellgas, L.P. had purchased $368.6 million of the senior notes pursuant to the cash tender offer. Ferrellgas, L.P. used the remaining proceeds to reduce outstanding indebtedness under the credit facility by $111.9 million and to pay the related make whole and interest payments of $10.8 million. Ferrellgas, L.P. then issued an irrevocable notice to redeem prior to the end of December 2010 the remaining $81.4 million outstanding principal amount of the 6.75% senior notes due 2014 and their related make-whole payments.

During November 2010, Ferrellgas, L.P. entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under the credit facility.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	October 31,	July 31,
	2010	2010

ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	30,269	27,219

Accumulated deficit	(30,169)	(27,119)
Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2010	2009

General and administrative expense	$3,050	$3,152

Net loss	$(3,050)	$(3,152)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,050)	$(3,152)
Cash used in operating activities	(3,050)	(3,152)

Cash flows from financing activities:
Capital contribution	3,050	3,152
Cash provided by financing activities	3,050	3,152

Change in cash	—	—
Cash — beginning of period	1,100	1,100
Cash — end of period	$1,100	$1,100

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2010

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

B.            Subsequent events

During November 2010, the Partnership issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. The Partnership received $491.3 million of net proceeds after deducting initial purchase discounts and estimated expenses of the offering. The Partnership applied the net proceeds to a cash tender offer to purchase any and all of its $450.0 million 6.75% fixed rate senior notes due May 1, 2014 and to redeem any such notes that remain outstanding after November 30, 2010. As of November 30, 2010, the Partnership had purchased $368.6 million of the senior notes pursuant to the cash tender offer. The Partnership used the remaining proceeds to reduce outstanding indebtedness under the credit facility by $111.9 million and to pay the related make whole and interest payments of $10.8 million. The Partnership then issued an irrevocable notice to redeem prior to the end of December 2010 the remaining $81.4 million outstanding principal amount of the 6.75% senior notes due 2014 and their related make-whole payments.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•                  because Ferrellgas Partners has outstanding $280.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements and Note E — Debt in the respective notes to their condensed consolidated financial statements; and

•                  Ferrellgas Partners issued common units during both fiscal 2010 and fiscal 2011.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2011 sales commitments and, as of October 31, 2010, have experienced net mark to market gains of approximately $4.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings. These financial derivative purchase commitment net gains are expected to be offset by reduced margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2010 we estimate 89% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

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

Some of our forward-looking statements include the following:

•                  whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities; and

•                  whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in the section in our Annual Report on Form 10-K for our fiscal 2010 entitled, “Item 1A. Risk Factors.”

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

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section in our Annual Report on Form 10-K for our fiscal 2010 entitled, “Item 1A. Risk Factors — Tax Risks.” The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders.

Results of Operations

Three months ended October 31, 2010 compared to October 31, 2009

(amounts in thousands) Three months ended October 31,	2010	2009	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	120,561	132,474	(11,913)	(9)%
Wholesale — Sales to Resellers	47,776	47,074	702	1%
	168,337	179,548	(11,211)	(6)%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$221,626	$205,427	$16,199	8%
Wholesale — Sales to Resellers	103,222	94,003	9,219	10%
Other Gas Sales	43,775	28,236	15,539	55%
	$368,623	$327,666	$40,957	12%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$74,714	$84,948	$(10,234)	(12)%
Wholesale — Sales to Resellers	37,168	41,404	(4,236)	(10)%
Other Gas Sales	255	394	(139)	(35)%
	$112,137	$126,746	$(14,609)	(12)%

Gross margin — Other	$18,711	$18,224	487	3%
Adjusted EBITDA (b)	21,552	33,279	(11,727)	(35)%
Operating income (loss)	(2,048)	6,337	(8,385)	(132)%
Interest expense	(26,877)	(22,695)	(4,182)	(18)%
Interest expense - operating partnership	(20,680)	(16,769)	(3,911)	(23)%
Loss on extinguishment of debt	—	(17,308)	17,308	100%

(a)          Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

(b)         Adjusted EBITDA is calculated as loss before income tax benefit, interest expense, depreciation and amortization expense, loss on extinguishment of debt, employee stock ownership plan compensation charge, unit and stock-based compensation charge, loss (gain) on disposal of assets and other, other income (expense) net and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended October 31, 2010 and 2009, respectively:

(amounts in thousands)	2010	2009
Net loss attributable to Ferrellgas Partners, L.P.	$(28,043)	$(32,665)
Income tax benefit	(482)	(422)
Interest expense	26,877	22,695
Depreciation and amortization expense	20,375	20,527
EBITDA	18,727	10,135
Loss on extinguishment of debt	—	17,308
Employee stock ownership plan compensation charge	2,444	2,002
Unit and stock-based compensation charge	1,013	2,751
Loss (gain) on disposal of assets and other	(232)	1,662
Other income (expense), net	(178)	(307)
Net loss attributable to noncontrolling interest	(222)	(272)
Adjusted EBITDA	$21,552	$33,279

Propane sales volumes during the three months ended October 31, 2010 decreased 11.2 million gallons from that of the prior year period due primarily to 11.9 million of decreased gallon sales to our retail customers.

Retail sales volumes decreased primarily due to the impact of weather in the more highly concentrated geographic areas we serve that was approximately 27% warmer than that of the prior year period.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended October 31, 2010, averaged 20% more than the prior year period. The wholesale market price averaged $1.14 and $0.95 per gallon during the three months ended October 31, 2010 and 2009, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $16.2 million compared to the prior year period. This increase resulted primarily from a $34.7 million increase in sales price per gallon which was driven by the increase in the wholesale market price of propane as discussed above, partially offset by a $21.7 million decrease due primarily to lower propane sales volumes, as discussed above.

Wholesale sales increased $9.2 million compared to the prior year period. This increase resulted primarily from a $7.8 million increase in sales price per gallon which was driven by the increase in the wholesale market price of propane as discussed above.

Other gas sales increased $15.5 million compared to the prior year period. This increase resulted primarily from an $11.3 million increase due to higher propane sales volumes and a $6.1 million increase in sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $10.2 million compared to the prior year period. This decrease resulted from an $8.6 million decrease in propane sales volumes as discussed above and a $2.6 million decrease in gross margin per gallon.

Wholesale sales gross margin decreased $4.2 million compared to the prior year period. This decrease resulted primarily from a $4.9 million decrease in gross margin per gallon.

Adjusted EBITDA

Adjusted EBITDA decreased $11.7 million compared to the prior year period primarily due to a $14.6 million decrease in gross margin from “Gross margin: Propane and other gas liquids sales” as discussed above, which was somewhat offset by a $1.4 million decrease in “General and administrative expense” and a $0.9 million decrease in “Operating expense”. General and administrative expense decreased primarily due to a decrease of $1.5 million of performance based incentive expense. Operating expense decreased primarily due to a $1.9 million decrease in performance based incentive expense, partially offset by $0.9 million of increased fuel costs.

Operating income (loss)

Operating income (loss) decreased $8.4 million compared to the prior year period primarily due to the $11.7 million decrease in “Adjusted EBITDA” as discussed above,” partially offset by a $1.9 million decrease in “Loss (gain) on disposal of assets and other” and a decrease of $1.7 million in non-cash stock option issuance expense allocated from Ferrell Companies.

“Loss (gain) on disposal of assets and other” decreased $1.1 million due to the timing of asset disposals and write-offs and $0.8 million due to a change in accounting principle which requires us, on a prospective basis, to no longer disclose accounts receivable securitization facility income and expense as “Loss on transfer of accounts receivable related to the accounts receivable securitization” or “Service income related to the accounts receivable securitization.”

Interest expense - consolidated

Interest expense increased $4.2 million primarily due to a $1.5 million increase due to the issuance of new senior debt at higher interest rates than the senior debt it retired, a $1.1 million increase due to the amortization of new debt issuance costs, and a $0.6 million increase due to a change in accounting principle which requires us to, on a prospective basis, disclose fees associated with our accounts receivable securitization facility as interest expense.

Interest expense - operating partnership

Interest expense increased $3.9 million primarily due to a $1.9 million increase due to the issuance of new senior debt at higher interest rates than the senior debt it retired, a $1.0 million increase due to the amortization of new debt issuance costs, and a $0.6 million increase due to a change in accounting principle which requires us to, on a prospective basis, disclose fees associated with our accounts receivable securitization facility as interest expense.

Loss on extinguishment of debt

During October 2009, we prepaid the outstanding principal amount on our $82.0 million 7.24% series D notes due August 1, 2010 and our $70.0 million 7.42% series E notes due August 1, 2013, incurring a “Loss on extinguishment of debt” of $17.3 million.

Liquidity and Capital Resources

General

Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash, or other events beyond our control, such as the general market disruption experienced during fiscal 2009. We believe a return of the general market disruption discussed above could limit our future access to capital markets or to access those markets at rates acceptable to us. Conversely, if general market conditions were to continue improving, we would expect our access to capital markets and rates associated with those markets to continue toward normal as well.

During November 2010, we issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. We received $491.3 million of net proceeds after deducting initial purchase discounts and estimated expenses of the offering. We applied the net proceeds to a cash tender offer to purchase any and all of our $450.0 million 6.75% fixed rate senior notes due May 1, 2014 and to redeem any such notes that remain outstanding after November 30, 2010. As of November 30, 2010, we had purchased $368.6 million of the senior notes pursuant to the cash tender offer. We used the remaining proceeds to reduce outstanding indebtedness under the credit facility by $111.9 million and to pay the related make whole and interest payments of $10.8 million. We then issued an irrevocable notice to redeem prior to the end of December 2010 the remaining $81.4 million outstanding principal amount of the 6.75% senior notes due 2014 and their related make-whole payments. Additionally, we issued $30.0 million of common units for which the proceeds were used to reduce outstanding indebtedness under the credit facility. With these financings and the application of the proceeds, we will have addressed all of our significant outstanding public debt maturities through 2017 and increased our liquidity to finance ongoing business strategies. Furthermore, our only interest rate sensitive financing will be borrowings on our $400.0 million revolving credit facility and our accounts receivable securitization facility scheduled to expire in 2012 and 2013, respectively.

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

During periods of high volatility our risk management activities may expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls from us or may default on the settlement of positions with us.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our business. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in the remainder of fiscal 2011.

Subject to the risk factors identified in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, our general partner believes the operating partnership will have sufficient funds in the remainder of fiscal 2011 available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units. A quarterly distribution of $0.50 is expected to be paid on December 15, 2010, to all common units that were outstanding on December 8, 2010. This represents the sixty-fifth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of October 31, 2010, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants during the remainder of fiscal 2011. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the secured credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Financing Activities — Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of November 30, 2010, we had $420.0 million available under this shelf registration statement; and

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of November 30, 2010, we had $229.9 million available under this shelf agreement.

Operating Activities

Net cash used in operating activities was $6.5 million for the three months ended October 31, 2010, compared to net cash used in operating activities of $12.0 million for the prior year period. This decrease in cash used in operating activities was primarily due to a $14.1 million decrease in working capital requirements and a $2.5 million increase in cash flow from operations which were partially offset by an $11.0 million decrease in net funding from our accounts receivable securitization facility.

The decrease in working capital requirements was primarily due to $33.9 million from the timing of inventory purchases and exchanges. These decreases in working capital requirements were somewhat offset by $9.0 million due to the impact of weather on sales volumes as well as the timing of billings and collections on accounts receivable, $7.5 million due to the timing of accounts payable disbursements and $5.2 million due to the timing of deposits made toward the purchase of propane appliances.

The increase in cash flow from operations is primarily due to $17.3 of loss on extinguishment of debt paid in the prior year period that was not repeated in the current year period, which was somewhat offset by a $14.6 million decrease in gross margin from propane and other gas liquids sales primarily due to decreased sales volumes.

The $11.0 million decrease in net funding from our accounts receivable securitization facility is due to a change in accounting principle which requires us to, on a prospective basis, disclose cash flows related to the accounts receivable securitization facility as “net additions to collateralized short-term borrowings” in the “Cash flows from financing activities” section of the condensed consolidated statements of cash flows.

The operating partnership

Net cash used in operating activities was $6.5 million for the three months ended October 31, 2010, compared to net cash used in operating activities of $11.9 million for the prior year period. This decrease in cash used in operating activities was primarily due to a $14.0 million decrease in working capital requirements and a $2.6 million increase in cash flow from operations which were partially offset by an $11.0 million decrease in net funding from our accounts receivable securitization facility.

The decrease in working capital requirements was primarily due to $33.9 million from the timing of inventory purchases and exchanges. These decreases in working capital requirements were somewhat offset by $9.0 million due to the impact of weather on sales volumes as well as the timing of billings and collections on accounts receivable, $7.5 million due to the timing of accounts payable disbursements and $5.2 million due to the timing of deposits made toward the purchase of propane appliances.

The increase in cash flow from operations is primarily due to $17.3 of loss on extinguishment of debt paid in the prior year period that were not repeated in the current year period, which was somewhat offset by a $14.6 million decrease in gross margin from propane and other gas liquids sales primarily due to decreased sales volumes.

The $11.0 million decrease in net funding from our accounts receivable securitization facility is due to a change in accounting principle which requires us to, on a prospective basis, disclose cash flows related to the accounts receivable securitization facility as net additions to collateralized short-term borrowings in the “Cash flows from financing activities” section of the condensed consolidated statements of cash flows.

Investing Activities

Net cash used in investing activities was $11.3 million for the three months ended October 31, 2010, compared to net cash used in investing activities of $53.3 million for the prior year period. This decrease in net cash used in investing activities is primarily due to a $34.5 million decrease in capital expenditures related to the acquisition of propane distribution assets and a $6.5 million decrease in growth and maintenance capital expenditures.

Financing Activities

Net cash provided by financing activities was $16.0 million for the three months ended October 31, 2010, compared to net cash provided by financing activities of $68.4 million for the prior year period. The decrease in net cash provided by financing activities was primarily due to a $40.0 million net decrease in long-term borrowings, a $20.0 million decrease in proceeds from equity offerings and a $17.6 million decrease in short term borrowings to fund working capital requirements. These cash decreases were somewhat offset by a $19.0 million increase in net additions to collateralized short-term borrowings due to a change in accounting principle which requires us to, on a prospective basis, no longer disclose cash flows related to the accounts receivable securitization facility as “Accounts receivable securitization” in the “Cash flows from operating activities” section of the condensed consolidated statements of cash flows and a $7.0 million decrease in cash used to fund transaction costs.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $35.1 million during the three months ended October 31, 2010 in connection with the distributions declared for the three months ended July 31, 2010. The quarterly distribution on all common units and the related general partner distributions for the three months ended October 31, 2010 of $35.8 million is expected to be paid on December 15, 2010 to holders of record on December 8, 2010.

Secured credit facility

Our secured credit facility provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. This credit facility matures in November 2012.

The credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of October 31, 2010, we had total borrowings outstanding under this credit facility of $200.3 million, of which $109.8 million was classified as long-term debt.

Borrowings under the credit facility had a weighted average interest rate of 4.31% at October 31, 2010. All borrowings under the credit facility bear interest, at our option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of October 31, 2010, the margin was 2.75%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of October 31, 2010, the margin was 3.75%).

As of October 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.20% and 3.25%, respectively. As of October 31, 2010, the one-month and three-month Eurodollar Rates were

0.33% and 0.40%, respectively.

An annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

The obligations under this credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Letters of credit outstanding at October 31, 2010 totaled $49.9 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At October 31, 2010, we had available letter of credit remaining capacity of $149.8 million.

All standby letter of credit commitments under our credit facility bear a per annum rate varying from 3.5% to 4.25% (as of October 31, 2010, the rate was 3.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (QSPEs). The second amends guidance applicable to variable interest entities (VIEs). The provisions of these amendments require us to evaluate all VIE’s to determine whether they must be consolidated.

As a result of the prospective adoption of these amendments on August 1, 2010, Ferrellgas Receivables is now accounted for as a consolidated subsidiary. Upon adoption, we recognized $107.9 million of “Accounts receivable pledged as collateral, net,” $0.6 million of “Other assets, net” and $47.0 million of “Collateralized notes payable,” derecognized $44.9 million of “Notes receivable from Ferrellgas Receivables” and $15.3 million of “Retained interest in Ferrellgas Receivables” and recorded a $1.3 million “Cumulative effect of a change in accounting principle.”

Subsequent to adoption, expenses associated with these transactions are now recorded in “Interest expense” and are no longer recorded in “Loss on transfer of accounts receivable related to the accounts receivable securitization” or “Service income related to the accounts receivable securitization” in the condensed consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are now recorded in “Cash flows from financing activities” and no longer recorded in “Cash flows from operating activities” in the condensed consolidated statements of cash flows. The adoption of these amendments did not have a significant impact on our debt covenant agreements.

Cash flows from our accounts receivable securitization facility increased $8.0 million. We received net funding of $19.0 million from this facility during the three months ended October 31, 2010 as compared to receiving net funding of $11.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. This agreement allows for the proceeds of up to $145.0 million from the securitization of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. At October 31, 2010, we had received cash proceeds of $66.0 million related to the securitization of our trade accounts receivable with the ability to receive cash proceeds, at our option, of an additional $6.0 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

Ferrellgas issued $1.6 million of common units in connection with the acquisition of propane distribution assets.

During November 2010, we entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under the credit facility.

Debt issuances and repayments

During November 2010, we issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. We received $491.3 million of net proceeds after deducting initial purchase discounts and estimated expenses of the offering. We applied the net proceeds to a cash tender offer to purchase any and all of our $450.0 million 6.75% fixed rate senior notes due May 1, 2014 and to redeem any such notes that remain outstanding after November 30, 2010. As of November 30, 2010, we had purchased $368.6 million of the senior notes pursuant to the cash tender offer. We used the remaining proceeds to reduce outstanding indebtedness under the credit facility by $111.9 million and to pay the related make whole and interest payments of $10.8 million. We then issued an irrevocable notice to redeem prior to the end of December 2010 the remaining $81.4 million outstanding principal amount of the 6.75% senior notes due 2014 and their related make-whole payments.

We believe that the liquidity available from our credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements for fiscal 2011. See “Accounts Receivable Securitization” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

•                  a significant downgrade in our credit rating leading to decreased trade credit; or

•                  a significant acquisition.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See discussion of related risk factors in Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $35.5 million during the three months ended October 31, 2010. The operating partnership expects to pay cash distributions of $48.3 million on December 15, 2010.

Contributions received by the operating partnership

During October 2010, the operating partnership received asset contributions of $1.6 million in connection with the acquisition of propane distribution assets.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $56.5 million for the three months ended October 31, 2010, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at October 31, 2010	Distributions paid during the three months ended October 31, 2010
Ferrell Companies (1)	20,080,776	$10,040
FCI Trading Corp. (2)	195,686	98
Ferrell Propane, Inc. (3)	51,204	26
James E. Ferrell (4)	4,353,475	2,177

(1)   Ferrell Companies is the sole shareholder of our general partner.

(2)   FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)   Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the three months ended October 31, 2010, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.7 million.

On December 15, 2010, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During the three months ended October 31, 2010, we paid Fleishman-Hillard Inc. $33 thousand for marketing and communications services. Elizabeth Solberg, a member of our general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at October 31, 2010, adjusted for the November 2010 effect of the following: a $30.0 million common unit offering with the proceeds used to reduce outstanding indebtedness under our credit facility; an issuance of $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par; and an early redemption notice to the holders of our $450.0 million 6.75% fixed rate senior notes due May 1, 2014.

	Payment or settlement due by fiscal year
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt, including current portion (1)	$31,405	$2,394	$32,101	$1,747	$1,760	$1,082,556	$1,151,963
Fixed rate interest obligations (2)	70,198	85,255	85,176	85,140	85,121	366,799	777,689

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

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our credit facility, a variable rate debt obligation. As of October 31, 2010, variable rate interest on our outstanding balance of variable rate debt of $200.3 million would be $8.6 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facility.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt, including current portion (1)	$31,405	$2,394	$32,101	$1,747	$1,760	$802,556	$871,963
Fixed rate interest obligations (2)	46,048	61,105	61,026	60,990	60,971	250,074	540,214

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

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our credit facility, a variable rate debt obligation. As of October 31, 2010, variable rate interest on our outstanding balance of variable rate debt of $200.3 million would be $8.6 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facility.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the three months ended October 31, 2010. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2010 and July 31, 2010, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $12.7 million and $7.8 million as of October 31, 2010 and July 31, 2010, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At October 31, 2010 and July 31, 2010, we had $200.3 million and $167.0 million, respectively, in variable rate credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facility would result in a loss in future earnings of $2.0 million for the twelve months ending October 31, 2011. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2010, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that we violate consumer protection laws in the manner we set prices and fees for our customers. Based on our business practices, we believe that the claims are without merit and intend to defend the claims vigorously.

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

4.4

Indenture dated as of September 14, 2009, with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $300 million aggregate amount of the Registrant’s 9 1/8% Senior Notes due 2017. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 14, 2009.

4.5

Indenture dated as of April 13, 2010, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 13, 2010.

4.6

First Supplemental Indenture dated as of April 13, 2010, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed April 13, 2010.

4.7

Indenture dated as of November 24, 2010, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $500 million aggregate amount of the Registrant’s 6 1/2% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010.

4.8

Registration Rights Agreement dated as of November 24, 2010, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed November 30, 2010.

4.9

Registration Rights Agreement dated as of September 14, 2009, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed September 14, 2009.

4.10

Registration Rights Agreement dated as of August 4, 2008, by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed August 5, 2008.

4.11

Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.12

First Amendment to Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q filed March 10, 2009.

	4.13

Second Amendment to Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed March 10, 2009.

	4.14

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

#	10.5	Second Amended and Restated Ferrellgas Unit Option Plan, effective April 19, 2001. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed September 28, 2010.

#	10.6

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

#	10.10

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

#	10.12

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

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	101

The following materials from Ferrellgas Partners, L.P.’s, and Ferrellgas, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Partners’ Capital; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The following materials from Ferrellgas Partners Finance Corp.’s, and Ferrellgas, Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Earnings; (iii) the Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Exchange Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith
#	Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 10, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: December 10, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 10, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date: December 10, 2010	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director