Form 10-Q
period 2011-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2011-03-11
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☑     No ☐

At February 28, 2011, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	70,827,760	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(A) and (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended January 31, 2011

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31,	July 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$25,489	$11,401
Accounts and notes receivable, net (including $233,120 and $0 of accounts receivable pledged as collateral at 2011 and 2010, respectively)	326,432	89,234
Inventories	155,413	166,911
Prepaid expenses and other current assets	31,503	13,842
Total current assets	538,837	281,388

Property, plant and equipment (net of accumulated depreciation of $561,781 and $546,891 at 2011 and 2010, respectively)	641,452	652,768
Goodwill	248,939	248,939
Intangible assets (net of accumulated amortization of $292,515 and $281,590 at 2011 and 2010, respectively)	213,792	221,057
Other assets, net	41,431	38,199
Total assets	$1,684,451	$1,442,351

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$142,612	$48,658
Short-term borrowings	54,482	67,203
Collateralized note payable	145,000	0
Other current liabilities	112,454	108,054
Total current liabilities	454,548	223,915

Long-term debt	1,140,026	1,111,088
Other liabilities	21,770	21,446
Contingencies and commitments (Note I)	0	0

Partners’ capital:
Common unitholders (70,827,760 and 69,521,818 units outstanding at 2011 and 2010, respectively)	115,469	141,281
General partner unitholder (715,432 and 702,241 units outstanding at 2011 and 2010, respectively)	(58,905)	(58,644)
Accumulated other comprehensive income (loss)	8,040	(415)
Total Ferrellgas Partners, L.P. partners’ capital	64,604	82,222
Noncontrolling interest	3,503	3,680
Total partners’ capital	68,107	85,902
Total liabilities and partners’ capital	$1,684,451	$1,442,351

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010

Revenues:
Propane and other gas liquids sales	$774,179	$724,348	$1,142,802	$1,052,014
Other	66,813	53,504	98,382	77,908
Total revenues	840,992	777,852	1,241,184	1,129,922

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	559,416	503,980	815,902	704,900
Cost of product sold - other	38,500	25,208	51,358	31,388
Operating expense (includes $3.1 million and $0.1 million for the three months ended January 31, 2011 and 2010, respectively, and $3.3 million and $0.9 million for the six months ended January 31, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	110,688	104,550	206,084	201,440
Depreciation and amortization expense	19,990	20,647	40,365	41,174
General and administrative expense (includes $7.9 million and $0.3 million for the three months ended January 31, 2011 and 2010, respectively, and $8.8 million and $2.3 million for the six months ended January 31, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	18,947	11,346	30,211	25,124
Equipment lease expense	3,543	3,127	7,192	6,901
Employee stock ownership plan compensation charge	2,932	2,261	5,376	4,263
Loss on disposal of assets and other	603	1,122	371	2,784

Operating income	86,373	105,611	84,325	111,948

Interest expense	(26,395)	(26,216)	(53,272)	(48,911)
Loss on extinguishment of debt	(36,449)	—	(36,449)	(17,308)
Other income (expense), net	88	(863)	266	(556)

Earnings (loss) before income taxes	23,617	78,532	(5,130)	45,173

Income tax expense	1,198	674	716	252

Net earnings (loss)	22,419	77,858	(5,846)	44,921

Net earnings attributable to noncontrolling interest	290	847	68	575

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	22,129	77,011	(5,914)	44,346

Less: General partner’s interest in net earnings (loss)	221	12,614	(59)	443
Common unitholders’ interest in net earnings (loss)	$21,908	$64,397	$(5,855)	$43,903

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.31	$0.93	$(0.08)	$0.64

Cash distributions declared per common unit	$0.50	$0.50	$1.00	$1.00

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

					Accumulated other			Total
	Number of units				comprehensive income (loss)			Ferrellgas
		General		General		Currency		Partners, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

July 31, 2009	68,236.8	689.3	$206,255	$(57,988)	$(989)	$22	$(227)	$147,073	$4,272	$151,345

Contributions in connection with ESOP and stock-based compensation charges	0	0	7,279	73	0	0	0	7,352	75	7,427

Distributions	0	0	(68,843)	(696)	0	0	0	(69,539)	(829)	(70,368)

Common units issued in connection with acquisition	155.1	1.5	3,061	31	0	0	0	3,092	31	3,123

Common units issued in offering, net of issuance costs	1,058.4	10.7	19,949	202	0	0	0	20,151	204	20,355

Comprehensive income:
Net earnings	0	0	43,903	443	0	0	0	44,346	575	44,921
Other comprehensive income:
Net earnings on risk management derivatives	0	0	0	0	13,486	0	0		138
Reclassification of derivatives to earnings	0	0	0	0	(4,554)	0	0		(46)
Foreign currency translation adjustment	0	0	0	0	0	1	0	8,933		9,025
Comprehensive income								53,279	667	53,946

January 31, 2010	69,450.3	701.5	$211,604	$(57,935)	$7,943	$23	$(227)	$161,408	$4,420	$165,828

July 31, 2010	69,521.8	702.2	$141,281	$(58,644)	$(166)	$24	$(273)	$82,222	$3,680	$85,902

Contributions in connection with ESOP and stock-based compensation charges	0	0	17,108	173	0	0	0	17,281	176	17,457

Distributions	0	0	(70,187)	(709)	0	0	0	(70,896)	(847)	(71,743)

Common units issued in connection with acquisition	63.5	0.6	1,625	16	0	0	0	1,641	17	1,658

Common unit options issued	27.4	0.3	317	3	0	0	0	320	3	323

Common units issued in offering, net of issuance costs	1,215.1	12.3	29,950	303	0	0	0	30,253	306	30,559

Comprehensive income:
Net earnings (loss)	0	0	(5,855)	(59)	0	0	0	(5,914)	68	(5,846)
Cumulative effect of change in accounting principle	0	0	1,230	12	0	0	0	1,242	13	1,255
Other comprehensive income:
Net earnings on risk management derivatives	0	0	0	0	11,660	0	0		120
Reclassification of derivatives to earnings	0	0	0	0	(3,207)	0	0		(33)
Foreign currency translation adjustment	0	0	0	0	0	2	0	8,455		8,542
Comprehensive income								3,783	168	3,951

January 31, 2011	70,827.8	715.4	$115,469	$(58,905)	$8,287	$26	$(273)	$64,604	$3,503	$68,107

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended
	January 31,
	2011	2010

Cash flows from operating activities:
Net earnings (loss)	$(5,846)	$44,921
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	40,365	41,174
Employee stock ownership plan compensation charge	5,376	4,263
Unit and stock-based compensation charge	12,081	3,164
Loss on disposal of assets	371	1,359
Loss on transfer of accounts receivable related to the accounts receivable securitization	0	3,968
Loss on extinguishment of debt	25,403	0
Provision for doubtful accounts	3,346	4,276
Deferred tax expense (benefit)	49	(24)
Other	4,318	807
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(192,766)	(169,410)
Inventories	11,498	(14,168)
Prepaid expenses and other current assets	(10,844)	(6,783)
Accounts payable	94,117	74,769
Accrued interest expense	(1,417)	2,634
Other current liabilities	6,814	30
Other liabilities	337	545
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	0	68,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	0	652,229
Remittances of amounts collected as servicer of accounts receivable securitizations	0	(661,229)
Net cash provided by (used in) operating activities	(6,798)	50,525

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,880)	(40,879)
Capital expenditures	(17,318)	(20,489)
Proceeds from sale of assets	3,200	3,161
Other	0	(1,808)
Net cash used in investing activities	(18,998)	(60,015)

Cash flows from financing activities:
Distributions	(70,896)	(69,539)
Proceeds from increase in long-term debt	536,621	604,952
Reductions in long-term debt	(531,506)	(541,929)
Net additions to (reductions in) short-term borrowings	(12,721)	30,991
Net additions to collateralized short-term borrowings	98,000	0
Cash paid for financing costs	(9,651)	(15,674)
Noncontrolling interest activity	(847)	(625)
Proceeds from exercise of common unit options	317	0
Proceeds from equity offering, net of issuance costs	29,950	19,949
Cash contribution from general partner in connection with common unit issuances	615	202
Net cash provided by financing activities	39,882	28,327

Effect of exchange rate changes on cash	2	1

Increase in cash and cash equivalents	14,088	18,838
Cash and cash equivalents - beginning of period	11,401	7,066
Cash and cash equivalents - end of period	$25,489	$25,904

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2011

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.            Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At January 31, 2011, Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Other than the effect of a new accounting standard as discussed in Note B - Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities, all adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2010.

B.    Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners. Ferrellgas is a single reportable operating segment.

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2011 and 2010 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

(2) Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair values of derivative contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2011	2010
CASH PAID FOR:
Interest	$50,065	$41,682
Income taxes	0	332
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	1,625	3,061
Issuance of liabilities in connection with acquisitions	1,664	5,494
Property, plant and equipment additions	374	1,059

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

C.   Supplemental financial statement information

Inventories consist of the following:

	January 31,	July 31,
	2011	2010
Propane gas and related products	$134,948	$146,805
Appliances, parts and supplies	20,465	20,106
Inventories	$155,413	$166,911

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of January 31, 2011, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 52.7 million net gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31,	July 31,
	2011	2010
Accrued interest	$18,995	$20,412
Accrued payroll	18,292	20,464
Customer deposits and advances	18,992	23,280
Other	56,175	43,898
Other current liabilities	$112,454	$108,054

Loss on disposal of assets and other consists of the following:

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010
Loss on disposal of assets	$603	$483	$371	$1,359
Loss on transfer of accounts receivable related to the accounts receivable securitization	0	2,208	0	3,968
Service income related to the accounts receivable securitization	(0)	(1,569)	(0)	(2,543)
Loss on disposal of assets and other	$603	$1,122	$371	$2,784

See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010
Operating expense	$47,614	$47,586	$89,898	$91,367
Depreciation and amortization expense	1,489	1,398	2,970	2,701
Equipment lease expense	3,089	3,376	6,450	7,239
	$52,192	$52,360	$99,318	$101,307

D.   Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31,	July 31,
	2011	2010
Accounts receivable pledged as collateral	$233,120	$0
Accounts receivable	98,725	33,725
Note receivable from Ferrellgas Receivables	0	44,927
Retained interest in Ferrellgas Receivables	0	15,323
Other	251	269
Less: Allowance for doubtful accounts	(5,664)	(5,010)
Accounts and notes receivable, net	$326,432	$89,234

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

The operating partnership, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At January 31, 2011, $233.1 million of trade accounts receivable were pledged as collateral against $145.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

The operating partnership structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of January 31, 2011, the operating partnership had received cash proceeds of the maximum amount allowable of $145.0 million from trade accounts receivables securitized.

E.   Debt

Short-term borrowings

Ferrellgas classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2011 and July 31, 2010, $54.5 million and $67.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	January 31,	July 31,
	2011	2010
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$0
Fixed rate, 6.75%, due 2014, net of unamortized discount of $21,974 at July 31, 2010	0	428,026
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,676 and $3,870 at January 31, 2011 and July 31, 2010, respectively	296,324	296,130
Fixed rate, 8.625%, due 2020	280,000	280,000

Secured credit facility, variable interest rate, expiring 2012 (net of $54.5 million and $67.2 million classified as short-term borrowings at January 31, 2011 and July 31, 2010, respectively)	56,418	99,797

Notes payable, 9.3% and 9.5% weighted average interest rate at January 31, 2011 and July 31, 2010, respectively, due 2011 to 2016, net of unamortized discount of $2,990 and $2,876 at January 31, 2011 and July 31, 2010, respectively	10,054	9,475
	1,142,796	1,113,428
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,770	2,340
Long-term debt	$1,140,026	$1,111,088

Senior notes

During the three months ended January 31, 2011, the operating partnership issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. The operating partnership received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole and premium payments and to pay $2.4 million of accrued interest. These transactions resulted in a $36.4 million loss on extinguishment of debt, which also included $25.4 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs. The remaining proceeds were used to reduce outstanding indebtedness under the credit facility.

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

As of January 31, 2011, Ferrellgas had total borrowings outstanding under its credit facility of $110.9 million, of which $56.4 million was classified as long-term debt. As of July 31, 2010, Ferrellgas had total borrowings outstanding under its credit facility of $167.0 million, of which $99.8 million was classified as long-term debt.

Borrowings under the credit facility had a weighted average interest rate of 4.90% at January 31, 2011. All borrowings under the credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of January 31, 2011, the margin was 3.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of January 31, 2011, the margin was 4.00%).

As of January 31, 2011, the federal funds rate and Bank of America’s prime rate were 0.17% and 3.25%, respectively. As of January 31, 2011, the one-month and three-month Eurodollar Rates were 0.32% and 0.39%, respectively.

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

Letters of credit outstanding at January 31, 2011 totaled $49.0 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2011, Ferrellgas had available letter of credit remaining capacity of $151.0 million. At July 31, 2010, Ferrellgas had available letter of credit remaining capacity of $152.9 million.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2011	$830
2012	2,947
2013	58,890
2014	1,861
2015	1,874
Thereafter	1,083,060
Total	$1,149,462

See Note E — Debt - Senior notes and Note F — Partners’ capital — Common unit issuances for discussion about the effect of equity and debt issuances and senior note and credit facility repayments on scheduled annual principal payments.

F.              Partners’ capital

Common unit issuances

During November 2010, Ferrellgas Partners entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under the operating partnership’s credit facility. During the six months ended January 31, 2011, Ferrellgas Partners issued $1.6 million of common units in connection with the acquisition of propane distribution assets. The general partner contributed $0.6 million to Ferrellgas to maintain its effective 2% general partner interest in connection with all common unit issuances.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010
Public common unitholders	$23,073	$22,384	$45,506	$44,161
Ferrell Companies (1)	10,040	10,040	20,080	20,081
FCI Trading Corp. (2)	98	98	196	196
Ferrell Propane, Inc. (3)	25	26	51	51
James E. Ferrell (4)	2,177	2,177	4,354	4,354
General partner	358	351	709	696
	$35,771	$35,076	$70,896	$69,539

(1)          Ferrell Companies is the owner of the general partner and a 28% beneficial owner of Ferrellgas Partner’s common units and thus a related party.

(2)          FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)          Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)          James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of the general partner and thus a related party.

On February 24, 2011, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended January 31, 2011, which is expected to be paid on March 17, 2011.

Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,177
General partner	358

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the six months ended January 31, 2011.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2011, the general partner made noncash contributions totaling $0.3 million to Ferrellgas to maintain its effective 2% general partner interest in connection with employee stock ownership and stock-based compensation charges.

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

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2011 and 2010, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	January 31, 2011	July 31, 2010
Derivatives — Price risk management assets	$8,779	$1,882
Derivatives — Price risk management liabilities	396	2,039

Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the six months ended January 31,
	2011	2010
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$11,780	$13,624
Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	3,240	4,600

Ferrellgas expects to reclassify net gains of approximately $8.3 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2011 and 2010, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2011, Ferrellgas had financial derivative contracts covering 1.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the six months ended January 31, 2011 and 2010, four counterparties represented 83% and 69%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2011 and 2010, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At January 31, 2011 and July 31, 2010, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010
Operating expense	$58,504	$58,641	$108,515	$111,952
General and administrative expense	5,709	5,727	12,172	12,182

See additional discussions about transactions with the general partner and related parties in Note F — Partners’ capital.

Board of Directors

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc. During the three months ended January 31, 2011 and 2010, Ferrellgas paid Fleishman-Hillard Inc. $32 thousand and $50 thousand, respectively, for marketing and communications services. During the six months ended January 31, 2011 and 2010, Ferrellgas paid Fleishman-Hillard Inc. $65 thousand and $92 thousand, respectively, for marketing and communications services.

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

J.              Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. The dilutive effect resulting from this guidance on basic and diluted net earnings (loss) per common unitholders’ interest was $0.17 for the three months ended January 31, 2010. This guidance did not result in a dilutive effect for the three months ended January 31, 2011 or for the six months ended January 31, 2011 and 2010.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010

Common unitholders’ interest in net earnings (loss)	$21,908	$64,397	$(5,855)	$43,903

Weighted average common units outstanding (in thousands)	70,668.8	69,450.3	70,114.2	68,979.1

Dilutive securities	131.3	136.8	0.0	128.3

Weighted average common units outstanding plus dilutive securities	70,800.1	69,587.1	70,114.2	69,107.4

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.31	$0.93	$(0.08)	$0.64

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

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	January 31,	July 31,
	2011	2010
ASSETS

Cash	$969	$969
Total assets	$969	$969

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	6,346	6,131

Accumulated deficit	(6,377)	(6,162)
Total stockholder’s equity	$969	$969

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010

General and administrative expense	$125	$0	$215	$197

Net loss	$(125)	$0	$(215)	$(197)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the six months ended January 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(215)	$(197)
Cash used in operating activities	(215)	(197)

Cash flows from financing activities:
Capital contribution	215	197
Cash provided by financing activities	215	197

Change in cash	0	0
Cash — beginning of period	969	1,000
Cash — end of period	$969	$1,000

See note to condensed financial statements.

NOTE TO CONDENSED FINANCIAL STATEMENTS

January 31, 2011

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

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31,	July 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$25,134	$11,389
Accounts and notes receivable, net (including $233,120 and $0 of accounts receivable pledged as collateral at 2011 and 2010, respectively)	326,432	89,234
Inventories	155,413	166,911
Prepaid expenses and other current assets	31,488	13,832
Total current assets	538,467	281,366

Property, plant and equipment (net of accumulated depreciation of $561,781 and $546,891 at 2011 and 2010, respectively)	641,452	652,768
Goodwill	248,939	248,939
Intangible assets (net of accumulated amortization of $292,515 and $281,590 at 2011 and 2010, respectively)	213,792	221,057
Other assets, net	35,482	32,047
Total assets	$1,678,132	$1,436,177

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$142,612	$48,658
Short-term borrowings	54,482	67,203
Collateralized note payable	145,000	0
Other current liabilities	109,119	104,735
Total current liabilities	451,213	220,596

Long-term debt	860,026	831,088
Other liabilities	21,770	21,446
Contingencies and commitments (Note I)	0	0

Partners’ capital
Limited partner	333,580	359,782
General partner	3,407	3,671
Accumulated other comprehensive income (loss)	8,136	(406)
Total partners’ capital	345,123	363,047
Total liabilities and partners’ capital	$1,678,132	$1,436,177

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010

Revenues:
Propane and other gas liquids sales	$774,179	$724,348	$1,142,802	$1,052,014
Other	66,813	53,504	98,382	77,908
Total revenues	840,992	777,852	1,241,184	1,129,922

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	559,416	503,980	815,902	704,900
Cost of product sold - other	38,500	25,208	51,358	31,388
Operating expense (includes $3.1 million and $0.1 million for the three months ended January 31, 2011 and 2010, respectively, and $3.3 million and $0.9 million for the six months ended January 31, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	110,618	104,485	205,945	201,251
Depreciation and amortization expense	19,990	20,647	40,365	41,174
General and administrative expense (includes $7.9 million and $0.3 million for the three months ended January 31, 2011 and 2010, respectively, and $8.8 million and $2.3 million for the six months ended January 31, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	18,947	11,346	30,211	25,124
Equipment lease expense	3,543	3,127	7,192	6,901
Employee stock ownership plan compensation charge	2,932	2,261	5,376	4,263
Loss on disposal of assets and other	603	1,122	371	2,784

Operating income	86,443	105,676	84,464	112,137

Interest expense	(20,196)	(20,290)	(40,876)	(37,059)
Loss on extinguishment of debt	(36,449)	—	(36,449)	(17,308)
Other income (expense), net	88	(863)	266	(556)

Earnings before income taxes	29,886	84,523	7,405	57,214

Income tax expense	1,198	674	716	252

Net earnings	$28,688	$83,849	$6,689	$56,962

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2010	$359,782	$3,671	$(157)	$24	$(273)	$363,047

Contributions in connection with ESOP and stock-based compensation charges	17,281	176	0	0	0	17,457

Contributions in connection with acquisitions and other	1,625	20	0	0	0	1,645

Cash contributed by Ferrellgas Partners and general partner	30,000	306	0	0	0	30,306

Quarterly distributions	(82,971)	(847)	0	0	0	(83,818)

Comprehensive income:
Net earnings	6,621	68	0	0	0	6,689
Cumulative effect of change in accounting principle	1,242	13	0	0	0	1,255
Other comprehensive income:
Net earnings on risk management derivatives	0	0	11,780	0	0
Reclassification of derivatives to earnings	0	0	(3,240)	0	0
Foreign currency translation adjustment	0	0	0	2	0	8,542
Comprehensive income						16,486

January 31, 2011	$333,580	$3,407	$8,383	$26	$(273)	$345,123

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$6,689	$56,962
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	40,365	41,174
Employee stock ownership plan compensation charge	5,376	4,263
Unit and stock-based compensation charge	12,081	3,164
Loss on disposal of assets	371	1,359
Loss on transfer of accounts receivable related to the accounts receivable securitization	0	3,968
Loss on extinguishment of debt	25,403	0
Provision for doubtful accounts	3,346	4,276
Deferred tax expense (benefit)	49	(24)
Other	3,943	681
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(192,766)	(169,410)
Inventories	11,498	(14,168)
Prepaid expenses and other current assets	(10,839)	(6,783)
Accounts payable	94,117	74,769
Accrued interest expense	(1,417)	2,634
Other current liabilities	6,797	(95)
Other liabilities	337	544
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	0	68,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	0	652,229
Remittances of amounts collected as servicer of accounts receivable securitizations	0	(661,229)
Net cash provided by operating activities	5,350	62,314

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,896)	(40,910)
Capital expenditures	(17,318)	(20,489)
Proceeds from sale of assets	3,200	3,161
Other	0	(1,808)
Net cash used in investing activities	(19,014)	(60,046)

Cash flows from financing activities:
Distributions	(83,818)	(82,093)
Contributions from partners	30,309	20,204
Proceeds from increase in long-term debt	536,621	604,952
Reductions in long-term debt	(531,506)	(541,929)
Net additions to (reductions in) short-term borrowings	(12,721)	30,991
Net additions to collateralized short-term borrowings	98,000	0
Cash paid for financing costs	(9,478)	(15,674)
Net cash provided by financing activities	27,407	16,451

Effect of exchange rate changes on cash	2	1

Increase in cash and cash equivalents	13,745	18,720
Cash and cash equivalents - beginning of period	11,389	7,050
Cash and cash equivalents - end of period	$25,134	$25,770

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2011

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

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Other than the effect of a new accounting standard as discussed in Note B - Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities, all adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2010.

B.    Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas, L.P. is a single reportable operating segment engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2011 and 2010 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

(2) Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair values of derivative contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2011	2010
CASH PAID FOR:
Interest	$37,990	$29,956
Income taxes	0	332
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	1,625	3,061
Issuance of liabilities in connection with acquisitions	1,664	5,494
Property, plant and equipment additions	374	1,059

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

C.   Supplemental financial statement information

Inventories consist of the following:

	January 31,	July 31,
	2011	2010
Propane gas and related products	$134,948	$146,805
Appliances, parts and supplies	20,465	20,106
Inventories	$155,413	$166,911

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of January 31, 2011, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 52.7 million net gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31,	July 31,
	2011	2010
Accrued interest	$15,907	$17,324
Accrued payroll	18,292	20,464
Customer deposits and advances	18,992	23,280
Other	55,928	43,667
Other current liabilities	$109,119	$104,735

Loss on disposal of assets and other consists of the following:

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010
Loss on disposal of assets	$603	$483	$371	$1,359
Loss on transfer of accounts receivable related to the accounts receivable securitization	0	2,208	0	3,968
Service income related to the accounts receivable securitization	(0)	(1,569)	(0)	(2,543)
Loss on disposal of assets and other	$603	$1,122	$371	$2,784

See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010
Operating expense	$47,614	$47,586	$89,898	$91,367
Depreciation and amortization expense	1,489	1,398	2,970	2,701
Equipment lease expense	3,089	3,376	6,450	7,239
	$52,192	$52,360	$99,318	$101,307

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31,	July 31,
	2011	2010
Accounts receivable pledged as collateral	$233,120	$0
Accounts receivable	98,725	33,725
Note receivable from Ferrellgas Receivables	0	44,927
Retained interest in Ferrellgas Receivables	0	15,323
Other	251	269
Less: Allowance for doubtful accounts	(5,664)	(5,010)
Accounts and notes receivable, net	$326,432	$89,234

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

Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At January 31, 2011, $233.1 million of trade accounts receivable were pledged as collateral against $145.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of January 31, 2011, Ferrellgas, L.P. had received cash proceeds of the maximum amount allowable of $145.0 million from trade accounts receivables securitized.

E.              Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2011 and July 31, 2010, $54.5 million and $67.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	January 31,	July 31,
	2011	2010
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$0
Fixed rate, 6.75%, due 2014, net of unamortized discount of $21,974 at July 31, 2010	0	428,026
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,676 and $3,870 at January 31, 2011 and July 31, 2010, respectively	296,324	296,130

Secured credit facility, variable interest rate, expiring 2012 (net of $54.5 million and $67.2 million classified as short-term borrowings at January 31, 2011 and July 31, 2010, respectively)	56,418	99,797

Notes payable, 9.3% and 9.5% weighted average interest rate at January 31, 2011 and July 31, 2010, respectively, due 2011 to 2016, net of unamortized discount of $2,990 and $2,876 at January 31, 2011 and July 31, 2010, respectively	10,054	9,475
	862,796	833,428
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,770	2,340
Long-term debt	$860,026	$831,088

Senior notes

During the three months ended January 31, 2011, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. Ferrellgas, L.P. received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole and premium payments and to pay $2.4 million of accrued interest. These transactions resulted in a $36.4 million loss on extinguishment of debt, which also included $25.4 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs. The remaining proceeds were used to reduce outstanding indebtedness under the credit facility.

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

As of January 31, 2011, Ferrellgas, L.P. had total borrowings outstanding under its credit facility of $110.9 million, of which $56.4 million was classified as long-term debt. As of July 31, 2010, Ferrellgas, L.P. had total borrowings outstanding under its credit facility of $167.0 million, of which $99.8 million was classified as long-term debt.

Borrowings under the credit facility had a weighted average interest rate of 4.90% at January 31, 2011. All borrowings under the credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of January 31, 2011, the margin was 3.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of January 31, 2011, the margin was 4.00%).

As of January 31, 2011, the federal funds rate and Bank of America’s prime rate were 0.17% and 3.25%, respectively. As of January 31, 2011, the one-month and three-month Eurodollar Rates were 0.32% and 0.39%, respectively.

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

Letters of credit outstanding at January 31, 2011 totaled $49.0 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2011, Ferrellgas, L.P. had available letter of credit remaining capacity of $151.0 million. At July 31, 2010, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.9 million.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2011	$830
2012	2,947
2013	58,890
2014	1,861
2015	1,874
Thereafter	803,060
Total	$869,462

See Note E — Debt - Senior notes and Note F — Partners’ capital — Common unit issuance for discussion about the effect of equity and debt issuances and senior note and credit facility repayments on scheduled annual principal payments.

F.              Partners’ capital

Partnership contributions

During November 2010, Ferrellgas, L.P. received cash contributions of $30.0 million from Ferrellgas Partners, L.P. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.’s credit facility. During the six months ended January 31, 2011, Ferrellgas, L.P. received asset contributions of $1.6 million in connection with the acquisition of propane distribution assets. The general partner contributed $0.3 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners, L.P.

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010
Ferrellgas Partners	$47,846	$46,801	$82,971	$81,264
General partner	488	477	847	829
	$48,334	$47,278	$83,818	$82,093

On February 24, 2011, Ferrellgas, L.P. declared distributions for the three months ended January 31, 2011 to Ferrellgas Partners and the general partner of $35.8 million and $0.3 million, respectively, which is expected to be paid on March 17, 2011.

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the six months ended January 31, 2011.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2011, the general partner made noncash contributions totaling $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest in connection with employee stock ownership and stock-based compensation charges.

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

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2011 and 2010, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	January 31, 2011	July 31, 2010
Derivatives — Price risk management assets	$8,779	$1,882
Derivatives — Price risk management liabilities	396	2,039

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital:

	For the six months ended January 31,
	2011	2010
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$11,780	$13,624

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	3,240	4,600

Ferrellgas, L.P. expects to reclassify net gains of approximately $8.3 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2011 and 2010, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2011, Ferrellgas, L.P. had financial derivative contracts covering 1.0 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the six months ended January 31, 2011 and 2010, four counterparties represented 83% and 69%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2011 and 2010, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At January 31, 2011 and July 31, 2010, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010
Operating expense	$58,504	$58,641	$108,515	$111,952
General and administrative expense	5,709	5,727	12,172	12,182

See additional discussions about transactions with the general partner and related parties in Note F — Partners’ capital.

Board of Directors

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman—Hillard Inc. During the three months ended January 31, 2011 and 2010, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $32 thousand and $50 thousand, respectively for marketing and communications services. During the six months ended January 31, 2011 and 2010, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $65 thousand and $92 thousand, respectively, for marketing and communications services.

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

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	January 31,	July 31,
	2011	2010
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	35,059	27,219

Accumulated deficit	(34,959)	(27,119)
Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2011	2010	2011	2010

General and administrative expense	$4,790	$20	$7,840	$3,172

Net loss	$(4,790)	$(20)	$(7,840)	$(3,172)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the six months ended January 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(7,840)	$(3,172)
Cash used in operating activities	(7,840)	(3,172)

Cash flows from financing activities:
Capital contribution	7,840	3,172
Cash provided by financing activities	7,840	3,172

Change in cash	0	0
Cash — beginning of period	1,100	1,100
Cash — end of period	$1,100	$1,100

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2011

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

B.           Commitment

During the three months ended January 31, 2011, the Partnership issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. Net proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014 and to reduce outstanding indebtedness under the credit facility. The Finance Corp. serves as co-issuer and co-obligor for the senior notes.

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

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 28% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Our propane distribution business consists principally of transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Our portable tank exchange operations, nationally branded under the name Blue Rhino, are conducted through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural, while our market area for our industrial/commercial and portable tank exchange customers is generally urban.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2011 sales commitments and, as of January 31, 2011, have experienced net mark to market gains of approximately $8.4 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings. These financial derivative purchase commitment net gains are expected to be offset by reduced margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2011 we estimate 99% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

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

Results of Operations

Three months ended January 31, 2011 compared to January 31, 2010

(amounts in thousands) Three months ended January 31,	2011	2010	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	249,227	269,801	(20,574)	(8)%
Wholesale — Sales to Resellers	79,156	83,882	(4,726)	(6)%
	328,383	353,683	(25,300)	(7)%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$514,263	$502,235	$12,028	2%
Wholesale — Sales to Resellers	153,616	144,725	8,891	6%
Other Gas Sales	106,300	77,388	28,912	37%
	$774,179	$724,348	$49,831	7%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$168,362	$170,298	$(1,936)	(1)%
Wholesale — Sales to Resellers	36,619	40,297	(3,678)	(9)%
Other Gas Sales	9,782	9,773	9	0%
	$214,763	$220,368	$(5,605)	(3)%

Gross margin — Other	$28,313	$28,296	$17	0%
Adjusted EBITDA (b)	120,966	130,054	(9,088)	(7)%
Operating income	86,373	105,611	(19,238)	(18)%
Interest expense	(26,395)	(26,216)	(179)	(1)%
Interest expense - operating partnership	(20,196)	(20,290)	94	0%
Loss on extinguishment of debt	(36,449)	0	(36,449)	NM

(a)         Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)        Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, employee stock ownership plan compensation charge, stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

NM- Not meaningful

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended January 31, 2011 and 2010, respectively:

(amounts in thousands)	2011	2010
Net earnings attributable to Ferrellgas Partners, L.P.	$22,129	$77,011
Income tax expense	1,198	674
Interest expense	26,395	26,216
Depreciation and amortization expense	19,990	20,647
EBITDA	69,712	124,548
Loss on extinguishment of debt	36,449	0
Employee stock ownership plan compensation charge	2,932	2,261
Stock and unit-based compensation charge	11,068	413
Loss on disposal of assets and other	603	1,122
Other income (expense), net	(88)	863
Net earnings attributable to noncontrolling interest	290	847
Adjusted EBITDA	$120,966	$130,054

Propane sales volumes during the three months ended January 31, 2011 decreased 25.3 million gallons from that of the prior year period due primarily to 20.6 million of decreased gallon sales to our retail customers and 4.7 million of decreased gallon sales to our wholesale customers.

We believe the decrease in retail gallon sales is primarily due to a decrease in the number of customers we made deliveries to during the current year period. We believe this decrease is primarily due to an abnormally wet harvest season during the prior year period which created gallon sales for agricultural crop drying that was not repeated during the current year period’s abnormally dry harvest season. Additionally, decreases in retail gallon sales were due in part to the timing of winter weather patterns this season and customer conservation resulting from the increase in the wholesale cost of propane, as discussed below.

The decrease in wholesale gallon sales is primarily due to an abnormally wet harvest season during the prior year period which created gallon sales for agricultural crop drying that was not repeated during the current year period’s abnormally dry harvest season.

Weather in the more highly concentrated geographic areas we serve fiscal year to date through January 31 was approximately 0.4% cooler than that of the prior year period. While year to date temperatures were slightly cooler than in the prior year period resulting from favorable January 2011 temperatures, the significantly warmer than normal temperatures in the months of October 2010 and November 2010 and materially similar year over year December temperatures contributed to lesser propane deliveries.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended January 31, 2011, averaged 8% more than the prior year period. The wholesale market price averaged $1.30 and $1.20 per gallon during the three months ended January 31, 2011 and 2010, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $12.0 million compared to the prior year period. This increase resulted primarily from a $50.3 million increase in sales price per gallon which was driven by the increase in the wholesale market price of propane, partially offset by a $38.3 million decrease due to lower propane sales volumes, as discussed above.

Wholesale sales increased $8.9 million compared to the prior year period. This increase resulted primarily from a $17.0 million increase in sales price per gallon which was driven by the increase in the wholesale market price of propane, partially offset by an $8.1 million decrease due primarily to lower propane sales volumes, each as discussed above.

Other gas sales increased $28.9 million compared to the prior year period. This increase resulted primarily from a $24.5 million increase in sales price per gallon and a $4.4 million increase due to higher propane sales volumes.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $1.9 million compared to the prior year period. This decrease resulted from a $13.0 million decrease in propane sales volumes, as discussed above, partially offset by an $11.1 million increase in gross margin per gallon.

Wholesale sales gross margin decreased $3.7 million compared to the prior year period. This decrease resulted primarily from a $2.3 million decrease in propane sales volumes, as discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $9.1 million compared to the prior year period primarily due to a $5.6 million decrease in gross margin from “Gross margin: Propane and other gas liquids sales,” as discussed above, and a $3.1 million increase in “Operating expense.” Operating expense increased primarily due to a $3.4 million increase in general liability and other insurance expense.

Operating income

Operating income decreased $19.2 million compared to the prior year period primarily due to the $9.1 million decrease in “Adjusted EBITDA,” as discussed above, and a $7.6 million and a $3.0 million increase in non-cash stock and unit-based compensation charges classified as “General and administrative expense” and  “Operating expense,” respectively.

Loss on extinguishment of debt

During the three months ended January 31, 2011, we prepaid the outstanding principal amount on our $450.0 million 6.75% fixed rate senior notes due May 1, 2014, incurring a “Loss on extinguishment of debt” of $36.4 million.

Six months ended January 31, 2011 compared to January 31, 2010

(amounts in thousands) Six months ended January 31,	2011	2010	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	369,788	402,275	(32,487)	(8)%
Wholesale — Sales to Resellers	126,932	130,956	(4,024)	(3)%
	496,720	533,231	(36,511)	(7)%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$735,889	$707,662	$28,227	4%
Wholesale — Sales to Resellers	256,838	238,728	18,110	8%
Other Gas Sales	150,075	105,624	44,451	42%
	$1,142,802	$1,052,014	$90,788	9%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$243,076	$255,246	$(12,170)	(5)%
Wholesale — Sales to Resellers	73,787	81,701	(7,914)	(10)%
Other Gas Sales	10,037	10,167	(130)	(1)%
	$326,900	$347,114	$(20,214)	(6)%

Gross margin — Other	$47,024	$46,520	$504	1%
Adjusted EBITDA (b)	142,518	163,333	(20,815)	(13)%
Operating income	84,325	111,948	(27,623)	(25)%
Interest expense	(53,272)	(48,911)	(4,361)	(9)%
Interest expense - operating partnership	(40,876)	(37,059)	(3,817)	(10)%
Loss on extinguishment of debt	(36,449)	(17,308)	(19,141)	(111)%

(a)         Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)        Adjusted EBITDA is calculated as earnings (loss) before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, employee stock ownership plan compensation charge, stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the six months ended January 31, 2011 and 2010, respectively:

(amounts in thousands)	2011	2010
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(5,914)	$44,346
Income tax expense	716	252
Interest expense	53,272	48,911
Depreciation and amortization expense	40,365	41,174
EBITDA	88,439	134,683
Loss on extinguishment of debt	36,449	17,308
Employee stock ownership plan compensation charge	5,376	4,263
Stock and unit-based compensation charge	12,081	3,164
Loss on disposal of assets and other	371	2,784
Other income (expense), net	(266)	556
Net earnings attributable to noncontrolling interest	68	575
Adjusted EBITDA	$142,518	$163,333

Propane sales volumes during the six months ended January 31, 2011 decreased 36.5 million gallons from that of the prior year period due primarily to 32.5 million of decreased gallon sales to our retail customers and 4.0 million of decreased gallon sales to our wholesale customers.

We believe the decrease in retail gallon sales is primarily due to a decrease in the number of customers we made deliveries to during the current year period. We believe this decrease is primarily due to an abnormally wet harvest season during the prior year period which created gallon sales for agricultural crop drying that was not repeated during the current year period’s abnormally dry harvest season. Additionally, decreases in retail gallon sales were due in part to the timing of winter weather patterns this season and customer conservation resulting from the increase in the wholesale cost of propane, as discussed below.

The decrease in wholesale gallon sales is primarily due to an abnormally wet harvest season during the prior year period which created gallon sales for agricultural crop drying that was not repeated during the current year period’s abnormally dry harvest season.

Weather in the more highly concentrated geographic areas we serve was approximately 0.4% cooler than that of the prior year period.

The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the six months ended January 31, 2011 averaged 14% more than the prior year period. The wholesale market price averaged $1.22 and $1.07 per gallon during the six months ended January 31, 2011 and 2010, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $28.2 million compared to the prior year period. This increase resulted primarily from an $85.3 million increase in sales price per gallon primarily due to the increase in the wholesale market price of propane, as discussed above, and $5.3 million from gallons gained through acquisitions completed during the last twelve months, partially offset by a $64.5 million decrease from lower propane sales volumes, as discussed above.

Wholesale sales increased $18.1 million compared to the prior year period. This increase resulted from a $25.4 million increase in sales price per gallon which was driven by the increase in the wholesale market price of propane, partially offset by a $7.3 million decrease due to lower propane sales volumes, each as discussed above.

Other gas sales increased $44.5 million compared to the prior year period primarily due to a $30.2 million increase in sales price per gallon and a $14.3 million increase in propane sales volumes.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $12.2 million compared to the prior year period. This decrease resulted primarily from a $23.0 million decrease in propane sales volumes, as discussed above, partially offset by an $8.4 million increase in gross margin per gallon and $1.7 million from gallons gained through acquisitions completed during the last twelve months.

Wholesale sales gross margin decreased $7.9 million compared to the prior year period. This decrease resulted from both a $5.4 million decrease in gross margin per gallon and a $2.5 million decrease in propane sales volumes, as discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $20.8 million compared to the prior year period primarily due to a $20.2 million decrease in gross margin from “Gross margin: Propane and other gas liquids sales,” as discussed above, and a $2.3 million increase in “Operating expense,” which was partially offset by a $1.4 million decrease in “General and administrative expense.” Operating expense increased primarily due to a $3.8 million increase in general liability and other insurance expense and a $2.2 million increase in fuel costs, partially offset by a $3.7 million decrease in personnel expenses. General and administrative expense decreased primarily due to a $2.2 million decrease in performance based incentive expense.

Operating income

Operating income decreased $27.6 million compared to the prior year period primarily due to the $20.8 million decrease in “Adjusted EBITDA,” as discussed above, and a $6.5 million and a $2.4 million increase in non-cash stock and unit-based compensation charges classified as “General and administrative expense” and  “Operating expense,” respectively.

Interest expense - consolidated

Interest expense increased $4.4 million primarily due to a $2.5 million increase resulting from increased long-term debt borrowings and a $1.4 million increase due to a change in accounting principal which requires us, on a prospective basis, to report expenses related to the accounts receivable securitization facility as interest expense.

Interest expense - operating partnership

Interest expense increased $3.8 million primarily due to a $2.0 million increase resulting from increased long-term debt borrowings and a $1.4 million increase due to a change in accounting principal which requires us, on a prospective basis, to report expenses related to the accounts receivable securitization facility as interest expense.

Loss on extinguishment of debt

During the six months ended January 31, 2011, we prepaid the outstanding principal amount on our $450.0 million 6.75% fixed rate senior notes due May 1, 2014, incurring a “Loss on extinguishment of debt” of $36.4 million.

During the six months ended January 31, 2010, we prepaid the outstanding principal amount on our $82.0 million 7.24% series D notes due August 1, 2010 and our $70.0 million 7.42% series E notes due August 1, 2013, incurring a “Loss on extinguishment of debt” of $17.3 million.

Liquidity and Capital Resources

General

Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity may be affected by our ability to access the capital markets or by unforeseen demands on cash, or other events beyond our control.

During fiscal 2011, we issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. We applied the net proceeds to redeem all of our $450.0 million 6.75% fixed rate senior notes due 2014 and to pay the related make-whole, premium and interest payments of $13.5 million. We used the remaining proceeds to reduce outstanding indebtedness under the credit facility. Additionally, we issued $30.0 million of common units for which the proceeds were used to reduce outstanding indebtedness under the credit facility. With these financings and the application of the proceeds, we will have addressed all of our significant outstanding public debt maturities through 2017 and increased our liquidity to finance ongoing business strategies. Furthermore, our only interest rate sensitive financing will be borrowings on our $400.0 million secured credit facility and our accounts receivable securitization facility scheduled to expire in 2012 and 2013, respectively.

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

Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather, customer retention and purchasing patterns and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.

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

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in the section in our Annual Report on Form 10-K for our fiscal 2010 entitled “Item 1A. Risk Factors,” our general partner believes that the operating partnership will have sufficient funds available to meet its obligations and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in the remainder of fiscal 2011, including paying the minimum quarterly distribution on all of its common units. A quarterly distribution of $0.50 is expected to be paid on March 17, 2011, to all common units that were outstanding on March 10, 2011. This represents the sixty-sixth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

Our secured credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our secured credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.625% senior notes due 2020. The secured credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.625% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our secured credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.

As of January 31, 2011, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants during the remainder of fiscal 2011. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•                  significantly warmer than normal winter temperatures;

•                  a continued volatile energy commodity cost environment;

•                  an unexpected downturn in business operations;

•                  a change in customer retention or purchasing patterns due to economic or other factors in the United States; or

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of February 28, 2011, we had $420.0 million available under this shelf registration statement; and

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of February 28, 2011, we had $229.9 million available under this shelf agreement.

Operating Activities

Net cash used in operating activities was $6.8 million for the six months ended January 31, 2011, compared to net cash provided by operating activities of $50.5 million for the prior year period. This increase in cash used in operating activities was primarily due to a $59.0 million decrease in net funding from our accounts receivable securitization facility and an $18.4 million decrease in cash flow from operations, which was partially offset by a $20.3 million decrease in working capital requirements.

The $59.0 million decrease in net funding from our accounts receivable securitization facility is due to a change in accounting principle which requires us, on a prospective basis, to disclose cash flows related to the accounts receivable securitization facility as “net additions to collateralized short-term borrowings” in the “Cash flows from financing activities” section of the condensed consolidated statements of cash flows.

The decrease in cash flow from operations is primarily due to a $20.2 million decrease in gross margin from propane and other gas liquids sales resulting primarily from a decrease in propane sales volumes, which was somewhat offset by a $6.3 million decrease in cash paid related to the loss on extinguishment of debt.

The decrease in working capital requirements was primarily due to $25.7 million from the timing of inventory purchases and $19.3 million from the timing of accounts payable disbursements, which were somewhat offset by $23.4 million due to the impact of higher propane sales prices and the timing of billings and collections on accounts receivable.

The operating partnership

Net cash provided by operating activities was $5.4 million for the six months ended January 31, 2011, compared to net cash provided by operating activities of $62.3 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $59.0 million decrease in net funding from our accounts receivable securitization facility and an $18.2 million decrease in cash flow from operations, which were partially offset by a $20.4 million decrease in working capital requirements.

The $59.0 million decrease in net funding from our accounts receivable securitization facility is due to a change in accounting principle which requires us, on a prospective basis, to disclose cash flows related to the accounts receivable securitization facility as “net additions to collateralized short-term borrowings” in the “Cash flows from financing activities” section of the condensed consolidated statements of cash flows.

The decrease in cash flow from operations is primarily due to a $20.2 million decrease in gross margin from propane and other gas liquids sales resulting primarily from a decrease in propane sales volumes, which was somewhat offset by a $6.3 million decrease in cash paid related to the loss on extinguishment of debt.

The decrease in working capital requirements was primarily due to $25.7 million from the timing of inventory purchases and $19.3 million from the timing of accounts payable disbursements, which were somewhat offset by $23.4 million due to the impact of higher propane sales prices and the timing of billings and collections on accounts receivable.

Investing Activities

Net cash used in investing activities was $19.0 million for the six months ended January 31, 2011, compared to net cash used in investing activities of $60.0 million for the prior year period. This decrease in net cash used in investing activities is primarily due to a $36.0 million decrease in capital expenditures related to the acquisition of propane distribution assets and a $3.2 million decrease in growth and maintenance capital expenditures.

Financing Activities

Net cash provided by financing activities was $39.9 million for the six months ended January 31, 2011, compared to net cash provided by financing activities of $28.3 million for the prior year period. The increase in net cash provided by financing activities was primarily due to a $98.0 million increase in net additions to collateralized short-term borrowings due to a change in accounting principle which requires us, on a prospective basis, to no longer disclose cash flows related to the accounts receivable securitization facility as “Accounts receivable securitization” in the “Cash flows from operating activities” section of the condensed consolidated statements of cash flows, a $10.0 million increase in proceeds from equity offerings and a $6.0 million decrease in cash used to fund transaction costs. These cash increases were somewhat offset by a $43.7 million decrease in short term borrowings and a $57.9 million net decrease in long-term borrowings.

The $98.0 million increase in net additions to collateralized short-term borrowings should be viewed in conjunction with the $59.0 million decrease in net funding from our accounts receivable securitization facility, as discussed in Operating Activities above. This net $39.0 million cash increase was principally used to fund the $43.7 million decrease in short-term borrowings.

The $57.9 million net decrease in long-term borrowings is due primarily to the decrease in capital expenditures, as discussed in Investing Activities above.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $70.9 million during the six months ended January 31, 2011 in connection with the distributions declared for the three months ended July 31, 2010 and October 31, 2010. The quarterly distribution on all common units and the related general partner distributions for the three months ended January 31, 2011 of $35.8 million is expected to be paid on March 17, 2011 to holders of record on March 10, 2011.

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

As of January 31, 2011, we had total borrowings outstanding under this credit facility of $110.9 million, of which $56.4 million was classified as long-term debt.

Borrowings under the credit facility had a weighted average interest rate of 4.90% at January 31, 2011. All borrowings under the credit facility bear interest, at our option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of January 31, 2011, the margin was 3.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of January 31, 2011, the margin was 4.00%).

As of January 31, 2011, the federal funds rate and Bank of America’s prime rate were 0.17% and 3.25%, respectively. As of January 31, 2011, the one-month and three-month Eurodollar Rates were 0.32% and 0.39%, respectively.

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

Letters of credit outstanding at January 31, 2011 totaled $49.0 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2011, we had available letter of credit remaining capacity of $151.0 million.

All standby letter of credit commitments under our credit facility bear a per annum rate varying from 3.5% to 4.25% (as of January 31, 2011, the rate was 4.0%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility increased $39.0 million. We received net funding of $98.0 million from this facility during the six months ended January 31, 2011 as compared to receiving net funding of $59.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. This agreement allows for the proceeds of up to $145.0 million from the securitization of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. At January 31, 2011, we had received cash proceeds of the maximum amount allowable of $145.0 million related to the securitization of our trade accounts receivable. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

During the six months ended January 31, 2011 we issued $1.6 million of common units in connection with the acquisition of propane distribution assets. During November 2010, we entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under our credit facility.

Debt issuances and repayments

During the three months ended January 31, 2011, we issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. We received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of our $450.0 million 6.75% fixed rate senior notes due 2014 and to pay the related $11.1 million make-whole and premium payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the credit facility.

We believe that the liquidity available from our credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements for the remainder of fiscal 2011. See “Accounts Receivable Securitization” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

•                  a significant downgrade in our credit rating leading to decreased trade credit; or

•                  a significant acquisition.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See a discussion of related risk factors in the section in our Annual Report on Form 10-K for our fiscal 2010 entitled Item 1A. “Risk Factors.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $83.8 million during the six months ended January 31, 2011. The operating partnership expects to pay cash distributions of $36.1 million on March 17, 2011.

Contributions received by the operating partnership

During November 2010, the operating partnership received cash contributions of $30.0 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under the credit facility. During the six months ended January 31, 2011, the operating partnership received asset contributions of $1.6 million in connection with the acquisition of propane distribution assets. The general partner contributed $0.3 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $120.7 million for the six months ended January 31, 2011, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at January 31, 2011	Distributions paid during the six months ended January 31, 2011
Ferrell Companies (1)	20,080,776	$20,080
FCI Trading Corp. (2)	195,686	196
Ferrell Propane, Inc. (3)	51,204	51
James E. Ferrell (4)	4,353,475	4,354

(1)   Ferrell Companies is the sole shareholder of our general partner.

(2)   FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)   Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the six months ended January 31, 2011, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.6 million.

On March 17, 2011, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During the six months ended January 31, 2011, we paid Fleishman-Hillard Inc. $65 thousand for marketing and communications services. Elizabeth Solberg, a member of our general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at January 31, 2011, adjusted for the effect of the following transactions during the six months ended January 31, 2011: a $30.0 million common unit offering with the proceeds used to reduce outstanding indebtedness under our secured credit facility; an issuance of $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par; and an early redemption of our $450.0 million 6.75% fixed rate senior notes due May 1, 2014.

	Payment or settlement due by fiscal year
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt, including current portion (1)	$830	$2,947	$58,890	$1,861	$1,874	$1,083,060	$1,149,462
Fixed rate interest obligations (2)	39,936	84,025	84,025	84,025	84,025	363,913	739,949

(1)          We have long and short-term payment obligations under agreements such as our senior notes and our secured credit facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources — Financing Activities.”

(2)          Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of January 31, 2011, variable rate interest on our outstanding balance of long-term variable rate debt of $56.4 million would be $2.8 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facility.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt, including current portion (1)	$830	$2,947	$58,890	$1,861	$1,874	$803,060	$869,462
Fixed rate interest obligations (2)	27,861	59,875	59,875	59,875	59,875	247,188	514,549

(1)          The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s senior notes and secured credit facility. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources — Financing Activities.”

(2)          Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of January 31, 2011, variable rate interest on our outstanding balance of long-term variable rate debt of $56.4 million would be $2.8 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our credit facility.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the six months ended January 31, 2011. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2011 and July 31, 2010, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $6.8 million and $7.8 million as of January 31, 2011 and July 31, 2010, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At January 31, 2011 and July 31, 2010, we had $110.9 million and $167.0 million, respectively, in variable rate credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facility would result in a loss in future earnings of $1.1 million for the twelve months ending January 31, 2011. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2011, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following materials from Ferrellgas Partners, L.P.’s, and Ferrellgas, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Partners’ Capital; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The following materials from Ferrellgas Partners Finance Corp.’s, and Ferrellgas, Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Earnings; (iii) the Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Exchange Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*   Filed herewith

#   Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: March 11, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: March 11, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: March 11, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date: March 11, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director