Form 10-Q
period 2011-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2011-06-07
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☑     No ☐

At May 31, 2011, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	75,900,760	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(A) and (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended April 30, 2011

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30,	July 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,351	$11,401
Accounts and notes receivable, net (including $163,897 and $0 of accounts receivable pledged as collateral at 2011 and 2010, respectively)	235,692	89,234
Inventories	119,724	166,911
Prepaid expenses and other current assets	33,821	13,842
Total current assets	402,588	281,388

Property, plant and equipment (net of accumulated depreciation of $569,715 and $546,891 at 2011 and 2010, respectively)	645,278	652,768
Goodwill	248,944	248,939
Intangible assets (net of accumulated amortization of $297,956 and $281,590 at 2011 and 2010, respectively)	208,425	221,057
Other assets, net	38,372	38,199
Total assets	$1,543,607	$1,442,351

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$81,517	$48,658
Short-term borrowings	40,464	67,203
Collateralized note payable	84,000	—
Other current liabilities	101,254	108,054
Total current liabilities	307,235	223,915

Long-term debt	1,037,913	1,111,088
Other liabilities	22,117	21,446
Contingencies and commitments (Note I)	—	—

Partners’ capital:
Common unitholders (75,900,760 and 69,521,818 units outstanding at 2011 and 2010, respectively)	214,744	141,281
General partner unitholder (766,674 and 702,241 units outstanding at 2011 and 2010, respectively)	(57,902)	(58,644)
Accumulated other comprehensive income (loss)	15,843	(415)
Total Ferrellgas Partners, L.P. partners’ capital	172,685	82,222
Noncontrolling interest	3,657	3,680
Total partners’ capital	176,342	85,902
Total liabilities and partners’ capital	$1,543,607	$1,442,351

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010

Revenues:
Propane and other gas liquids sales	$647,709	$536,024	$1,790,511	$1,588,038
Other	84,664	79,266	183,046	157,174
Total revenues	732,373	615,290	1,973,557	1,745,212

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	483,101	355,316	1,299,003	1,060,216
Cost of product sold - other	60,074	51,132	111,432	82,520
Operating expense (includes $0.6 million and $0.3 million for the three months ended April 30, 2011 and 2010, respectively, and $3.8 million and $1.2 million for the nine months ended April 30, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	104,383	106,560	310,467	308,000
Depreciation and amortization expense	20,030	20,848	60,395	62,022
General and administrative expense (includes $1.0 million and $0.7 million for the three months ended April 30, 2011 and 2010, respectively, and $9.9 million and $3.0 million for the nine months ended April 30, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	18,937	11,893	49,148	37,017
Equipment lease expense	3,650	3,259	10,842	10,160
Non-cash employee stock ownership plan compensation charge	2,591	2,698	7,967	6,961
Loss on disposal of assets and other	463	2,696	834	5,480

Operating income	39,144	60,888	123,469	172,836

Interest expense	(24,933)	(25,933)	(78,205)	(74,844)
Loss on extinguishment of debt	(10,513)	(3,408)	(46,962)	(20,716)
Other income (expense), net	243	(529)	509	(1,085)

Earnings (loss) before income taxes	3,941	31,018	(1,189)	76,191

Income tax expense	572	1,754	1,288	2,006

Net earnings (loss)	3,369	29,264	(2,477)	74,185

Net earnings attributable to noncontrolling interest	196	401	264	976

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	3,173	28,863	(2,741)	73,209

Less: General partner’s interest in net earnings (loss)	32	289	(27)	732
Common unitholders’ interest in net earnings (loss)	$3,141	$28,574	$(2,714)	$72,477

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.04	$0.41	$(0.04)	$1.05

Cash distributions declared per common unit	$0.50	$0.50	$1.50	$1.50

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Number of units				Accumulated other comprehensive income (loss)			Total Ferrellgas
	Common unitholders	General partner unitholder	Common unitholders	General partner unitholder	Risk management	Currency translation adjustments	Pension liability	Partners, L.P. partners’ capital	Non- controlling interest	Total partners’ capital

July 31, 2009	68,236.8	689.3	$206,255	$(57,988)	$(989)	$22	$(227)	$147,073	$4,272	$151,345

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	10,927	110	—	—	—	11,037	112	11,149

Distributions	—	—	(103,604)	(1,047)	—	—	—	(104,651)	(1,188)	(105,839)

Common units issued in connection with acquisition	155.1	1.5	3,061	31	—	—	—	3,092	31	3,123

Common unit options issued	71.5	0.7	1,189	12	—	—	—	1,201	8	1,209

Common units issued in offering, net of issuance costs	1,058.4	10.7	19,949	202	—	—	—	20,151	204	20,355

General partner contribution in connection with cash contribution to Ferrellgas, L.P.	—	—	—	—	—	—	—	—	311	311

Comprehensive income:
Net earnings	—	—	72,477	732	—	—	—	73,209	976	74,185
Other comprehensive income:
Net earnings on risk management derivatives	—	—	—	—	15,039	—	—		153
Reclassification of derivatives to earnings	—	—	—	—	(9,597)	—	—		(98)
Foreign currency translation adjustment	—	—	—	—	—	5	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	(1)	—	5,446		5,501
Comprehensive income								78,655	1,031	79,686

April 30, 2010	69,521.8	702.2	$210,254	$(57,948)	$4,453	$26	$(227)	$156,558	$4,781	$161,339

July 31, 2010	69,521.8	702.2	$141,281	$(58,644)	$(166)	$24	$(273)	$82,222	$3,680	$85,902

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	21,243	215	—	—	—	21,458	218	21,676

Distributions	—	—	(105,601)	(1,067)	—	—	—	(106,668)	(2,312)	(108,980)

Common units issued in connection with acquisitions	63.5	0.6	1,625	16	—	—	—	1,641	17	1,658

Common unit options issued	40.4	0.4	468	5	—	—	—	473	3	476

Common units issued in offering, net of issuance costs	6,275.1	63.4	157,212	1,588	—	—	—	158,800	1,608	160,408

Comprehensive income:
Net loss	—	—	(2,714)	(27)	—	—	—	(2,741)	264	(2,477)
Cumulative effect of change in accounting principle	—	—	1,230	12	—	—	—	1,242	13	1,255
Other comprehensive income:
Net earnings on risk management derivatives	—	—	—	—	24,082	—	—		246
Reclassification of derivatives to earnings	—	—	—	—	(7,825)	—	—		(80)
Foreign currency translation adjustment	—	—	—	—	—	1	—	16,258		16,424
Comprehensive income								14,759	443	15,202

April 30, 2011	75,900.8	766.6	$214,744	$(57,902)	$16,091	$25	$(273)	$172,685	$3,657	$176,342

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended
	April 30,
	2011	2010

Cash flows from operating activities:
Net earnings (loss)	$(2,477)	$74,185
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	60,395	62,022
Non-cash employee stock ownership plan compensation charge	7,967	6,961
Non-cash stock and unit-based compensation charge	13,709	4,188
Loss on disposal of assets	834	3,161
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	6,699
Loss on extinguishment of debt	27,463	—
Provision for doubtful accounts	4,395	6,228
Deferred tax expense	362	247
Other	5,702	2,069
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(103,076)	(82,819)
Inventories	47,187	(9,732)
Prepaid expenses and other current assets	(1,981)	(2,791)
Accounts payable	32,596	21,023
Accrued interest expense	2,394	621
Other current liabilities	(11,359)	(13,097)
Other liabilities	289	1,342
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	—	124,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	—	1,104,352
Remittances of amounts collected as servicer of accounts receivable securitizations	—	(1,179,352)
Net cash provided by operating activities	84,400	129,307

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,113)	(40,883)
Capital expenditures	(36,662)	(33,557)
Proceeds from sale of assets	4,273	4,597
Other	—	(3,686)
Net cash used in investing activities	(37,502)	(73,529)

Cash flows from financing activities:
Distributions	(106,668)	(104,651)
Proceeds from increase in long-term debt	552,370	894,274
Reductions in long-term debt	(649,827)	(807,830)
Net reductions in short-term borrowings	(26,739)	(33,312)
Net additions to collateralized short-term borrowings	37,000	—
Cash paid for financing costs	(9,655)	(21,413)
Noncontrolling interest activity	(701)	(665)
Proceeds from exercise of common unit options	468	1,189
Proceeds from equity offering, net of issuance costs	157,212	19,949
Cash contribution from general partner in connection with common unit issuances	1,591	202
Net cash used in financing activities	(44,949)	(52,257)

Effect of exchange rate changes on cash	1	4

Increase in cash and cash equivalents	1,950	3,525
Cash and cash equivalents - beginning of period	11,401	7,066
Cash and cash equivalents - end of period	$13,351	$10,591

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.            Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At April 30, 2011, Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Other than as disclosed in the following notes to the condensed consolidated financial statements, all adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2010.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2011 and 2010 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2011	2010
CASH PAID FOR:
Interest	$69,508	$66,979
Income taxes	34	942
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	1,625	3,061
Issuance of liabilities in connection with acquisitions	1,684	5,494
Property, plant and equipment additions	800	868

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

(5) New accounting standards:

Transfers of financial assets and variable interest entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (“QSPEs”). The second amends guidance applicable to variable interest entities (“VIEs”). The provisions of these amendments require Ferrellgas to evaluate all VIEs to determine whether they must be consolidated.

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

C.   Supplemental financial statement information

Inventories consist of the following:

	April 30,	July 31,
	2011	2010
Propane gas and related products	$97,724	$146,805
Appliances, parts and supplies	22,000	20,106
Inventories	$119,724	$166,911

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2011, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 3.7 million net gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30,	July 31,
	2011	2010
Accrued interest	$22,806	$20,412
Accrued payroll	9,590	20,464
Customer deposits and advances	13,571	23,280
Other	55,287	43,898
Other current liabilities	$101,254	$108,054

Loss on disposal of assets and other consists of the following:

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010
Loss on disposal of assets	$463	$1,802	$834	$3,161
Loss on transfer of accounts receivable related to the accounts receivable securitization	0	2,731	0	6,699
Service income related to the accounts receivable securitization	0	(1,837)	0	(4,380)
Loss on disposal of assets and other	$463	$2,696	$834	$5,480

See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010
Operating expense	$45,596	$50,724	$135,494	$142,091
Depreciation and amortization expense	1,535	1,431	4,505	4,132
Equipment lease expense	3,206	3,438	9,656	10,677
	$50,337	$55,593	$149,655	$156,900

D.   Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30,	July 31,
	2011	2010
Accounts receivable pledged as collateral	$163,897	$0
Accounts receivable	76,132	33,725
Note receivable from Ferrellgas Receivables	0	44,927
Retained interest in Ferrellgas Receivables	0	15,323
Other	315	269
Less: Allowance for doubtful accounts	(4,652)	(5,010)
Accounts and notes receivable, net	$235,692	$89,234

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

The operating partnership, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At April 30, 2011, $163.9 million of trade accounts receivable were pledged as collateral against $84.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

The operating partnership structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of April 30, 2011, the operating partnership had received cash proceeds of $84.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $21.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.1% as of April 30, 2011.

E.   Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2011 and July 31, 2010, $40.5 million and $67.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	April 30,	July 31,
	2011	2010
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$0
Fixed rate, 6.75%, due 2014, net of unamortized discount of $21,974 at July 31, 2010	0	428,026
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,575 and $3,870 at April 30, 2011 and July 31, 2010, respectively	296,425	296,130
Fixed rate, 8.625%, due 2020	182,000	280,000

Secured credit facility, variable interest rate, expiring November 2012 (net of $40.5 million and $67.2 million classified as short-term borrowings at April 30, 2011 and July 31, 2010, respectively)	52,136	99,797

Notes payable, 8.8% and 9.5% weighted average interest rate at April 30, 2011 and July 31, 2010, respectively, due 2011 to 2020, net of unamortized discount of $2,765 and $2,876 at April 30, 2011 and July 31, 2010, respectively	10,009	9,475
	1,040,570	1,113,428
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,657	2,340
Long-term debt	$1,037,913	$1,111,088

Senior notes

During November 2010, the operating partnership issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. The operating partnership received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. This debt redemption transaction also resulted in $25.3 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs.

During March 2011, Ferrellgas Partners redeemed $98.0 million of its $280.0 million 8.625% fixed rate senior notes due 2020, paid an $8.4 million make-whole payment and paid $2.4 million of accrued interest. This debt redemption transaction also resulted in $2.2 million of the non-cash write-off of related capitalized debt costs.

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

As of April 30, 2011, Ferrellgas had total borrowings outstanding under its secured credit facility of $92.6 million, of which $52.1 million was classified as long-term debt. As of July 31, 2010, Ferrellgas had total borrowings outstanding under its secured credit facility of $167.0 million, of which $99.8 million was classified as long-term debt.

Borrowings under the secured credit facility had a weighted average interest rate of 5.04% at April 30, 2011. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of April 30, 2011, the margin was 3.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of April 30, 2011, the margin was 4.00%).

As of April 30, 2011, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of April 30, 2011, the one-month and three-month Eurodollar Rates were 0.25% and 0.38%, respectively.

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

Letters of credit outstanding at April 30, 2011 totaled $47.6 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2011, Ferrellgas had available letter of credit remaining capacity of $152.4 million. At July 31, 2010, Ferrellgas had available letter of credit remaining capacity of $152.9 million.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2011	$540
2012	2,497
2013	54,097
2014	1,974
2015	1,893
Thereafter	985,909
Total	$1,046,910

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas’ long-term debt instruments was $1,120.8 million and $1,231.8 million as of April 30, 2011 and July 31, 2010, respectively. The fair value is estimated based on quoted market prices.

See Note E — Debt - Senior notes and Note F — Partners’ capital — Common unit issuances for discussion about the effect of equity and debt issuances and senior note and secured credit facility repayments on scheduled annual principal payments.

F.            Partners’ capital

Common unit issuances

During November 2010, Ferrellgas Partners entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

During the three months ended April 30, 2011, Ferrellgas Partners completed a registered public offering of 5.1 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.4 million common units and an over-allotment offering of 0.7 million common units. Net proceeds of approximately $127.3 million were used to redeem $98.0 million of its $280.0 million 8.625% fixed rate senior notes due 2020, to pay the related $8.4 million make-whole payment, to pay $2.4 million of accrued interest and to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

During the nine months ended April 30, 2011, Ferrellgas Partners issued $1.6 million of common units in connection with acquisitions.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010
Public common unitholders	$23,072	$22,421	$68,578	$66,582
Ferrell Companies (1)	10,040	10,040	30,120	30,121
FCI Trading Corp. (2)	98	98	294	294
Ferrell Propane, Inc. (3)	27	26	78	77
James E. Ferrell (4)	2,177	2,176	6,531	6,530
General partner	358	351	1,067	1,047
	$35,772	$35,112	$106,668	$104,651

(1)        Ferrell Companies is the owner of the general partner and a 26% owner of Ferrellgas Partner’s common units and thus a related party.

(2)        FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)        Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)        James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of the general partner and thus a related party.

On May 25, 2011, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2011, which is expected to be paid on June 14, 2011.

Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,177
General partner	383

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the nine months ended April 30, 2011.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2011, the general partner made cash contributions of $3.2 million and non-cash contributions of $0.4 million to Ferrellgas to maintain its effective 2% general partner interest.

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

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2011 and 2010, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	April 30, 2011	July 31, 2010
Derivatives — Price risk management assets	$19,938	$1,882
Derivatives — Price risk management liabilities	3,672	2,039

Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the nine months ended April 30,
	2011	2010
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$24,328	$15,192

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	7,905	9,695

Ferrellgas expects to reclassify net gains of approximately $16.3 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2011 and 2010, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2011, Ferrellgas had financial derivative contracts covering 0.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the nine months ended April 30, 2011 and 2010, four counterparties represented 82% and 76%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2011 and 2010, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At April 30, 2011 and July 31, 2010, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010
Operating expense	$50,342	$57,690	$158,857	$169,642
General and administrative expense	4,172	6,442	16,344	18,624

See additional discussions about transactions with the general partner and related parties in Note F — Partners’ capital.

Board of Directors

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc. During the three months ended April 30, 2011 and 2010, Ferrellgas paid Fleishman-Hillard Inc. $42 thousand and $50 thousand, respectively, for marketing and communications services. During the nine months ended April 30, 2011 and 2010, Ferrellgas paid Fleishman-Hillard Inc. $107 thousand and $142 thousand, respectively, for marketing and communications services.

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

Ferrellgas has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. Ferrellgas believes these claims will not have a material impact beyond the $10.0 million litigation accrual established for these claims during the current year period.

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

J.            Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was not a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders’ interest for the three and nine months ended April 30, 2011 and 2010.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010

Common unitholders’ interest in net earnings (loss)	$3,141	$28,574	$(2,714)	$72,477

Weighted average common units outstanding (in thousands)	73,145.6	69,495.2	71,102.5	69,147.4

Dilutive securities	112.6	129.7	0.0	131.5

Weighted average common units outstanding plus dilutive securities	73,258.2	69,624.9	71,102.5	69,278.9

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.04	$0.41	$(0.04)	$1.05

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	April 30,	July 31,
	2011	2010
ASSETS

Cash	$969	$969
Total assets	$969	$969

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	6,670	6,131

Accumulated deficit	(6,701)	(6,162)
Total stockholder’s equity	$969	$969

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010

General and administrative expense	$324	$126	$539	$323

Net loss	$(324)	$(126)	$(539)	$(323)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the nine months ended April 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(539)	$(323)
Cash used in operating activities	(539)	(323)

Cash flows from financing activities:
Capital contribution	539	323
Cash provided by financing activities	539	323

Change in cash	0	0
Cash — beginning of period	969	1,000
Cash — end of period	$969	$1,000

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2011

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

B.          Commitment

During March 2011, the Partnership redeemed $98.0 million of its $280.0 million 8.625% fixed rate senior notes due 2020, paid an $8.4 million make-whole payment and paid $2.4 million of accrued interest. The Finance Corp. serves as co-issuer and co-obligor for the senior notes.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30,	July 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$13,236	$11,389
Accounts and notes receivable, net (including $163,897 and $0 of accounts receivable pledged as collateral at 2011 and 2010, respectively)	235,692	89,234
Inventories	119,724	166,911
Prepaid expenses and other current assets	33,804	13,832
Total current assets	402,456	281,366

Property, plant and equipment (net of accumulated depreciation of $569,715 and $546,891 at 2011 and 2010, respectively)	645,278	652,768
Goodwill	248,944	248,939
Intangible assets (net of accumulated amortization of $297,956 and $281,590 at 2011 and 2010, respectively)	208,425	221,057
Other assets, net	34,612	32,047
Total assets	$1,539,715	$1,436,177

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$81,517	$48,658
Short-term borrowings	40,464	67,203
Collateralized note payable	84,000	—
Other current liabilities	95,170	104,735
Total current liabilities	301,151	220,596

Long-term debt	855,913	831,088
Other liabilities	22,117	21,446
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	341,034	359,782
General partner	3,482	3,671
Accumulated other comprehensive income (loss)	16,018	(406)
Total partners’ capital	360,534	363,047
Total liabilities and partners’ capital	$1,539,715	$1,436,177

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010

Revenues:
Propane and other gas liquids sales	$647,709	$536,024	$1,790,511	$1,588,038
Other	84,664	79,266	183,046	157,174
Total revenues	732,373	615,290	1,973,557	1,745,212

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	483,101	355,316	1,299,003	1,060,216
Cost of product sold - other	60,074	51,132	111,432	82,520
Operating expense (includes $0.6 million and $0.3 million for the three months ended April 30, 2011 and 2010, respectively, and $3.8 million and $1.2 million for the nine months ended April 30, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	104,251	106,398	310,196	307,649
Depreciation and amortization expense	20,030	20,848	60,395	62,022
General and administrative expense (includes $1.0 million and $0.7 million for the three months ended April 30, 2011 and 2010, respectively, and $9.9 million and $3.0 million for the nine months ended April 30, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	18,937	11,893	49,148	37,017
Equipment lease expense	3,650	3,259	10,842	10,160
Non-cash employee stock ownership plan compensation charge	2,591	2,698	7,967	6,961
Loss on disposal of assets and other	463	2,696	834	5,480

Operating income	39,276	61,050	123,740	173,187

Interest expense	(19,546)	(19,875)	(60,422)	(56,934)
Loss on extinguishment of debt	—	—	(36,449)	(17,308)
Other income (expense), net	243	214	509	(342)

Earnings before income taxes	19,973	41,389	27,378	98,603

Income tax expense	557	1,728	1,273	1,980

Net earnings	$19,416	$39,661	$26,105	$96,623

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2010	$359,782	$3,671	$(157)	$24	$(273)	$363,047

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	21,458	218	—	—	—	21,676

Contributions in connection with acquisitions and other	1,625	20	—	—	—	1,645

Cash contributed by Ferrellgas Partners and general partner	157,680	1,608	—	—	—	159,288

Cash distributions	(226,594)	(2,312)	—	—	—	(228,906)

Comprehensive income:
Net earnings	25,841	264	—	—	—	26,105
Cumulative effect of change in accounting principle	1,242	13	—	—	—	1,255
Other comprehensive income:
Net earnings on risk management derivatives	—	—	24,328	—	—
Reclassification of derivatives to earnings	—	—	(7,905)	—	—
Foreign currency translation adjustment	—	—	—	1	—	16,424
Comprehensive income						43,784

April 30, 2011	$341,034	$3,482	$16,266	$25	$(273)	$360,534

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$26,105	$96,623
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	60,395	62,022
Non-cash employee stock ownership plan compensation charge	7,967	6,961
Non-cash stock and unit-based compensation charge	13,709	4,188
Loss on disposal of assets	834	3,161
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	6,699
Loss on extinguishment of debt	25,403	—
Provision for doubtful accounts	4,395	6,228
Deferred tax expense	362	247
Other	5,198	1,344
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(103,076)	(82,819)
Inventories	47,187	(9,732)
Prepaid expenses and other current assets	(1,974)	(3,287)
Accounts payable	32,596	21,288
Accrued interest expense	(450)	1,280
Other current liabilities	(11,281)	(13,046)
Other liabilities	289	1,342
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	—	124,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	—	1,104,352
Remittances of amounts collected as servicer of accounts receivable securitizations	—	(1,179,352)
Net cash provided by operating activities	107,659	151,499

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,131)	(40,914)
Capital expenditures	(36,662)	(33,557)
Proceeds from sale of assets	4,273	4,597
Other	—	(3,686)
Net cash used in investing activities	(37,520)	(73,560)

Cash flows from financing activities:
Distributions	(228,906)	(117,564)
Contributions from partners	159,291	51,823
Proceeds from increase in long-term debt	552,370	614,274
Reductions in long-term debt	(551,827)	(573,933)
Net reductions in short-term borrowings	(26,739)	(33,312)
Net additions to collateralized short-term borrowings	37,000	—
Cash paid for financing costs	(9,482)	(15,713)
Net cash used in financing activities	(68,293)	(74,425)

Effect of exchange rate changes on cash	1	4

Increase in cash and cash equivalents	1,847	3,518
Cash and cash equivalents - beginning of period	11,389	7,050
Cash and cash equivalents - end of period	$13,236	$10,568

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011

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

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Other than as disclosed in the following notes to the condensed consolidated financial statements, all adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2010.

B.            Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas, L.P. is a single reportable operating segment engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2011 and 2010 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

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

(3) Supplemental cash flow information:

Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2011	2010
CASH PAID FOR:
Interest	$55,015	$48,547
Income taxes	19	916
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	1,625	3,061
Issuance of liabilities in connection with acquisitions	1,684	5,494
Property, plant and equipment additions	800	868

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

(5) New accounting standards:

Transfers of financial assets and variable interest entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (“QSPEs”). The second amends guidance applicable to variable interest entities (“VIEs”). The provisions of these amendments require Ferrellgas, L.P. to evaluate all VIEs to determine whether they must be consolidated.

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

C.   Supplemental financial statement information

Inventories consist of the following:

	April 30,	July 31,
	2011	2010
Propane gas and related products	$97,724	$146,805
Appliances, parts and supplies	22,000	20,106
Inventories	$119,724	$166,911

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2011, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 3.7 million net gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30,	July 31,
	2011	2010
Accrued interest	$16,874	$17,324
Accrued payroll	9,590	20,464
Customer deposits and advances	13,571	23,280
Other	55,135	43,667
Other current liabilities	$95,170	$104,735

Loss on disposal of assets and other consists of the following:

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010
Loss on disposal of assets	$463	$1,802	$834	$3,161
Loss on transfer of accounts receivable related to the accounts receivable securitization	0	2,731	0	6,699
Service income related to the accounts receivable securitization	0	(1,837)	0	(4,380)
Loss on disposal of assets and other	$463	$2,696	$834	$5,480

See Note B — Summary of significant accounting policies - (5) New accounting standards — Transfers of financial assets and variable interest entities — for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010
Operating expense	$45,596	$50,724	$135,494	$142,091
Depreciation and amortization expense	1,535	1,431	4,505	4,132
Equipment lease expense	3,206	3,438	9,656	10,677
	$50,337	$55,593	$149,655	$156,900

D.            Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30,	July 31,
	2011	2010
Accounts receivable pledged as collateral	$163,897	$0
Accounts receivable	76,132	33,725
Note receivable from Ferrellgas Receivables	0	44,927
Retained interest in Ferrellgas Receivables	0	15,323
Other	315	269
Less: Allowance for doubtful accounts	(4,652)	(5,010)
Accounts and notes receivable, net	$235,692	$89,234

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

Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At April 30, 2011, $163.9 million of trade accounts receivable were pledged as collateral against $84.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of April 30, 2011, Ferrellgas, L.P. had received cash proceeds of $84.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $21.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.1% as of April 30, 2011.

E.   Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2011 and July 31, 2010, $40.5 million and $67.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	April 30,	July 31,
	2011	2010
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$0
Fixed rate, 6.75%, due 2014, net of unamortized discount of $21,974 at July 31, 2010	0	428,026
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,575 and $3,870 at April 30, 2011 and July 31, 2010, respectively	296,425	296,130

Secured credit facility, variable interest rate, expiring November 2012 (net of $40.5 million and $67.2 million classified as short-term borrowings at April 30, 2011 and July 31, 2010, respectively)	52,136	99,797

Notes payable, 8.8% and 9.5% weighted average interest rate at April 30, 2011 and July 31, 2010, respectively, due 2011 to 2020, net of unamortized discount of $2,765 and $2,876 at April 30, 2011 and July 31, 2010, respectively	10,009	9,475
	858,570	833,428
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,657	2,340
Long-term debt	$855,913	$831,088

Senior notes

During November 2010, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. Ferrellgas, L.P. received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. This debt redemption transaction also resulted in $25.3 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs.

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

As of April 30, 2011, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $92.6 million, of which $52.1 million was classified as long-term debt. As of July 31, 2010, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $167.0 million, of which $99.8 million was classified as long-term debt.

Borrowings under the secured credit facility had a weighted average interest rate of 5.04% at April 30, 2011. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of April 30, 2011, the margin was 3.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of April 30, 2011, the margin was 4.00%).

As of April 30, 2011, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of April 30, 2011, the one-month and three-month Eurodollar Rates were 0.25% and 0.38%, respectively.

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

Letters of credit outstanding at April 30, 2011 totaled $47.6 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2011, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.4 million. At July 31, 2010, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.9 million.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2011	$540
2012	2,497
2013	54,097
2014	1,974
2015	1,893
Thereafter	803,909
Total	$864,910

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $924.7 million and $940.6 million as of April 30, 2011 and July 31, 2010, respectively. The fair value is estimated based on quoted market prices.

See Note E — Debt - Senior notes and Note F — Partners’ capital — Partnership contributions for discussion about the effect of equity and debt issuances and senior note and secured credit facility repayments on scheduled annual principal payments.

F.              Partners’ capital

Partnership contributions

During the nine months ended April 30, 2011, Ferrellgas Partners, L.P. contributed $157.7 million of proceeds from equity offerings to Ferrellgas, L.P. Ferrellgas, L.P. used these proceeds to reduce outstanding indebtedness under its secured credit facility. Ferrellgas, L.P. then distributed $107.9 million of these proceeds to Ferrellgas Partners, L.P. to fund the redemption of $98.0 million of Ferrellgas Partners, L.P.’s $280.0 million 8.625% fixed rate senior notes due 2020 and related make-

whole and interest payments.

During the nine months ended April 30, 2011, Ferrellgas, L.P. received asset contributions of $1.6 million in connection with acquisitions.

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010
Ferrellgas Partners	$143,623	$35,112	$226,594	$116,376
General partner	1,465	359	2,312	1,188
	$145,088	$35,471	$228,906	$117,564

On May 25, 2011, Ferrellgas, L.P. declared distributions for the three months ended April 30, 2011 to Ferrellgas Partners and the general partner of $46.2 million and $0.5 million, respectively, which is expected to be paid on June 14, 2011.

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the nine months ended April 30, 2011.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2011, the general partner made cash contributions of $1.6 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2011 and 2010, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	April 30, 2011	July 31, 2010
Derivatives — Price risk management assets	$19,938	$1,882
Derivatives — Price risk management liabilities	3,672	2,039

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital:

	For the nine months ended April 30,
	2011	2010
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$24,328	$15,192

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	7,905	9,695

Ferrellgas, L.P. expects to reclassify net gains of approximately $16.3 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2011 and 2010, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2011, Ferrellgas, L.P. had financial derivative contracts covering 0.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the nine months ended April 30, 2011 and 2010, four counterparties represented 82% and 76%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2011 and 2010, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At April 30, 2011 and July 31, 2010, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010
Operating expense	$50,342	$57,690	$158,857	$169,642
General and administrative expense	4,172	6,442	16,344	18,624

See additional discussions about transactions with the general partner and related parties in Note F — Partners’ capital.

Board of Directors

Elizabeth Solberg, a member of the general partner’s Board of Directors, serves as the General Manager of Fleishman—Hillard Inc. During the three months ended April 30, 2011 and 2010, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $42 thousand and $50 thousand, respectively for marketing and communications services. During the nine months ended April 30, 2011 and 2010,

Ferrellgas, L.P. paid Fleishman-Hillard Inc. $107 thousand and $142 thousand, respectively, for marketing and communications services.

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

Ferrellgas, L.P. has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas, L.P. failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas, L.P. violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. Ferrellgas, L.P. believes these claims will not have a material impact beyond the $10.0 million litigation accrual established for these claims during the current year period.

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

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	April 30,	July 31,
	2011	2010
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	35,382	27,219

Accumulated deficit	(35,282)	(27,119)
Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2011	2010	2011	2010

General and administrative expense	$323	$126	$8,163	$3,298

Net loss	$(323)	$(126)	$(8,163)	$(3,298)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the nine months ended April 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(8,163)	$(3,298)
Cash used in operating activities	(8,163)	(3,298)

Cash flows from financing activities:
Capital contribution	8,163	3,298
Cash provided by financing activities	8,163	3,298

Change in cash	0	0
Cash — beginning of period	1,100	1,100
Cash — end of period	$1,100	$1,100

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2011

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

B.            Commitment

During November, 2010, the Partnership issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. Net proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. The Finance Corp. serves as co-issuer and co-obligor for the senior notes.

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

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 27% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•                  because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements and Note E — Debt in the respective notes to their condensed consolidated financial statements; and

•                  Ferrellgas Partners issued common units during both fiscal 2010 and fiscal 2011.

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

We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Our propane distribution business consists principally of transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Our portable tank exchange operations, nationally branded under the name Blue Rhino, are conducted through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural, while our market areas for our industrial/commercial and portable tank exchange customers is generally urban.

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

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend, we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2011 sales commitments and, as of April 30, 2011, have experienced net mark to market gains of approximately $16.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings. These financial derivative purchase commitment net gains are expected to be offset by reduced margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2011, we estimate 100% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

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

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section in our Annual Report on Form 10-K for our fiscal 2010 entitled, “Item 1A. Risk Factors — Tax Risks.” The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders or to pay interest on the principal of any of our debt securities.

Recent Changes in U.S. Federal Income Tax Law

The recently-enacted Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, is scheduled to impose a 3.8% Medicare tax on certain net investment income earned by individuals, estates and trusts for taxable years beginning after December 31, 2012. For these purposes, net investment income generally includes a unitholder’s allocable share of our income and gain recognized by a unitholder from a sale of units. In the case of an individual, the tax will be imposed on the lesser of (i) the unitholder’s net investment income or (ii) the amount by which the unitholder’s modified adjusted gross income exceeds $250,000 (if the unitholder is married and filing jointly or a surviving spouse), $125,000 (if the unitholder is married and filing separately) or $200,000 (in any other case). In the case of an estate or trust, the tax will be imposed on the lesser of (i) undistributed net investment income or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

In addition to the foregoing, a 20% accuracy-related penalty now applies to any portion of an underpayment of tax that is attributable to any transaction lacking “economic substance.” To the extent that any such transaction is not disclosed, the penalty imposed is increased to 40%. Unlike traditional accuracy-related penalties, however, there is no reasonable cause defense to the imposition of this penalty to such transactions.

Results of Operations

Three months ended April 30, 2011 compared to April 30, 2010

(amounts in thousands) Three months ended April 30,	2011	2010	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	190,009	188,630	1,379	1%
Wholesale — Sales to Resellers	62,441	58,916	3,525	6%
	252,450	247,546	4,904	2%

Revenues - Propane and other gas liquids sales:
Retail — Sales to End Users	$394,319	$376,628	$17,691	5%
Wholesale — Sales to Resellers	133,885	124,522	9,363	8%
Other Gas Sales	119,505	34,874	84,631	243%
	$647,709	$536,024	$111,685	21%

Gross margin — Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$114,850	$137,476	$(22,626)	(16)%
Wholesale — Sales to Resellers	39,455	43,390	(3,935)	(9)%
Other Gas Sales	10,303	(158)	10,461	NM
	$164,608	$180,708	$(16,100)	(9)%

Gross margin — Other	$24,590	$28,134	$(3,544)	(13)%
Adjusted EBITDA (b)	73,856	88,154	(14,298)	(16)%
Operating income	39,144	60,888	(21,744)	(36)%
Interest expense	(24,933)	(25,933)	1,000	4%
Interest expense - operating partnership	(19,546)	(19,875)	329	2%
Loss on extinguishment of debt	(10,513)	(3,408)	(7,105)	(208)%

(a)

Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)

Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, a litigation accrual of $10.0 million and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

NM- Not meaningful

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended April 30, 2011 and 2010, respectively:

(amounts in thousands)	2011	2010
Net earnings attributable to Ferrellgas Partners, L.P.	$3,173	$28,863
Income tax expense	572	1,754
Interest expense	24,933	25,933
Depreciation and amortization expense	20,030	20,848
EBITDA	48,708	77,398
Loss on extinguishment of debt	10,513	3,408
Non-cash employee stock ownership plan compensation charge	2,591	2,698
Non-cash stock and unit-based compensation charge	1,628	1,024
Loss on disposal of assets and other	463	2,696
Other income (expense), net	(243)	529
Litigation accrual	10,000	0
Net earnings attributable to noncontrolling interest	196	401
Adjusted EBITDA	$73,856	$88,154

Propane sales volumes during the three months ended April 30, 2011 increased 4.9 million gallons from that of the prior year period due primarily to 3.5 million of increased gallon sales to our wholesale customers and 1.4 million of increased gallon sales to our retail customers.

We believe wholesale gallon volumes increased due to our emphasis on expanding this portion of our business.

Although weather in the more highly concentrated geographic areas we serve was approximately 7% colder than that of the prior year period, we believe increased retail sales gallons were negatively impacted by the severity and length of the overall poor economic environment and the significantly higher wholesale cost of propane which resulted in customer conservation.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price of propane at one of the major supply points, Mt. Belvieu, Texas, during the three months ended April 30, 2011, averaged 21% more than the prior year period. The wholesale market price averaged $1.43 and $1.18 per gallon during the three months ended April 30, 2011 and 2010, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $17.7 million compared to the prior year period. This increase resulted primarily from $14.9 million of increased sales price per gallon, as discussed above.

Wholesale sales increased $9.4 million compared to the prior year period. This increase resulted primarily from $7.5 million of higher propane sales volumes, as discussed above.

Other gas sales increased $84.6 million compared to the prior year period. This increase resulted primarily from $65.9 million of higher propane sales volumes and $18.7 million of increased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $22.6 million compared to the prior year period. This decrease resulted primarily from $23.6 million of decreased gross margin per gallon resulting from the negative impact of higher wholesale market prices for propane, as discussed above.

Wholesale sales gross margin decreased $3.9 million compared to the prior year period. This decrease resulted primarily from $6.5 million of decreased gross margin per gallon resulting from the negative impact of higher wholesale market prices for propane, partially offset by $2.6 million of higher propane sales volumes, both as discussed above.

Other gas sales gross margin increased $10.5 million compared to the prior year period due to sales of excess inventory to other third party propane distributors and marketers.

Adjusted EBITDA

Adjusted EBITDA decreased $14.3 million compared to the prior year period primarily due to a $16.1 million decrease in gross margin from “Gross margin: Propane and other gas liquids sales,” as discussed above and $3.5 million of decreased “Gross margin - Other” primarily due to a decrease in miscellaneous fees billed to customers. These decreases were partially offset by $3.3 million of decreased “General and administrative expense” and $2.5 million of decreased “Operating expense,” both of which were primarily due to reduced performance-based incentive expenses.

Operating income

Operating income decreased $21.7 million compared to the prior year period primarily due to $14.3 million of decreased “Adjusted EBITDA,” as discussed above and a litigation accrual of $10.0 million during the current year period classified as “General and administrative expense,” partially offset by $2.2 million of decreased “Loss on disposal of assets and other.”

Loss on extinguishment of debt

During the three months ended April 30, 2011, we prepaid $98.0 million of the outstanding principal amount on our $280.0 million 8.625% fixed rate senior notes due June 15, 2020 incurring a “Loss on extinguishment of debt” of $10.5 million.

During the three months ended April 30, 2010, we prepaid $233.9 million of our $268.0 million 8.75% senior notes due June 15, 2012 incurring a “Loss on extinguishment of debt” of $3.4 million.

Nine months ended April 30, 2011 compared to April 30, 2010

(amounts in thousands) Nine months ended April 30,	2011	2010	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	559,797	590,905	(31,108)	(5)%
Wholesale — Sales to Resellers	189,373	189,872	(499)	0%
	749,170	780,777	(31,607)	(4)%

Revenues - Propane and other gas liquids sales:
Retail — Sales to End Users	$1,130,208	$1,084,290	$45,918	4%
Wholesale — Sales to Resellers	390,723	363,250	27,473	8%
Other Gas Sales	269,580	140,498	129,082	92%
	$1,790,511	$1,588,038	$202,473	13%

Gross margin — Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$357,926	$392,722	$(34,796)	(9)%
Wholesale — Sales to Resellers	113,242	125,091	(11,849)	(9)%
Other Gas Sales	20,340	10,009	10,331	103%
	$491,508	$527,822	$(36,314)	(7)%

Gross margin — Other	$71,614	$74,654	$(3,040)	(4)%
Adjusted EBITDA (b)	216,374	251,487	(35,113)	(14)%
Operating income	123,469	172,836	(49,367)	(29)%
Interest expense	(78,205)	(74,844)	(3,361)	(4)%
Interest expense - operating partnership	(60,422)	(56,934)	(3,488)	(6)%
Loss on extinguishment of debt	(46,962)	(20,716)	(26,246)	(127)%

(a)

Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)

Adjusted EBITDA is calculated as earnings (loss) before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, a litigation accrual of $10.0 million and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the nine months ended April 30, 2011 and 2010, respectively:

(amounts in thousands)	2011	2010
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(2,741)	$73,209
Income tax expense	1,288	2,006
Interest expense	78,205	74,844
Depreciation and amortization expense	60,395	62,022
EBITDA	137,147	212,081
Loss on extinguishment of debt	46,962	20,716
Non-cash employee stock ownership plan compensation charge	7,967	6,961
Non-cash stock and unit-based compensation charge	13,709	4,188
Loss on disposal of assets and other	834	5,480
Other income (expense), net	(509)	1,085
Litigation accrual	10,000	0
Net earnings attributable to noncontrolling interest	264	976
Adjusted EBITDA	$216,374	$251,487

Propane sales volumes during the nine months ended April 30, 2011 decreased 31.6 million gallons from that of the prior year period due primarily to 31.1 million of decreased gallon sales to our retail customers.

Although weather in the more highly concentrated geographic areas we serve was approximately 3% colder than that of the prior year period, we believe retail sales gallons were negatively impacted by the severity and length of the overall poor economic environment and the significantly higher wholesale cost of propane which resulted in customer conservation.

In addition to the above, we believe retail sales volumes decreased due to an abnormally wet harvest season during the prior year period which created gallon sales for agricultural crop drying that was not repeated during the current year period’s abnormally dry harvest season.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the nine months ended April 30, 2011 averaged 16% more than the prior year period. The wholesale market price averaged $1.29 and $1.11 per gallon during the nine months ended April 30, 2011 and 2010, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $45.9 million compared to the prior year period. This increase resulted primarily from $103.0 million of increased sales price per gallon, as discussed above and $7.1 million from gallons gained through acquisitions completed during the last twelve months, partially offset by $64.2 million of lower propane sales volumes, as discussed above.

Wholesale sales increased $27.5 million compared to the prior year period. This increase resulted from $28.4 million of increased sales price per gallon, as discussed above.

Other gas sales increased $129.1 million compared to the prior year period primarily due to $96.0 million of increased in propane sales volumes and $33.1 million of increased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $34.8 million compared to the prior year period. This decrease resulted primarily from $23.1 million of decreased propane sales volumes, as discussed above, and $14.1 million of decreased gross margin per gallon resulting from the negative impact of higher wholesale market prices for propane, as discussed above, partially offset by $2.4 million from gallons gained through acquisitions completed during the last twelve months.

Wholesale sales gross margin decreased $11.8 million compared to the prior year period. This decrease resulted primarily from $11.5 million of decreased gross margin per gallon resulting from the negative impact of higher wholesale market prices for propane, as discussed above.

Other gas sales gross margin increased $10.3 million compared to the prior year period due to sales of excess inventory to other third party propane distributors and marketers.

Adjusted EBITDA

Adjusted EBITDA decreased $35.1 million compared to the prior year period primarily due to a $36.3 million decrease in gross margin from “Gross margin: Propane and other gas liquids sales,” as discussed above, and $3.0 million of decreased “Gross margin - Other” primarily due to a decrease in miscellaneous fees billed to customers. These decreases were partially offset by $4.7 million of decreased “General and administrative expense,” primarily due to reduced performance-based incentive expenses.

Operating income

Operating income decreased $49.4 million compared to the prior year period primarily due to $35.1 million of decreased “Adjusted EBITDA,” as discussed above, a litigation accrual of $10.0 million during the current year period classified as “General and administrative expense” and $6.8 million and $2.7 million of increased non-cash stock and unit-based compensation charges classified as “General and administrative expense” and “Operating expense,” respectively, partially offset by $4.6 million of decreased “Loss on disposal of assets and other.”

Interest expense - consolidated

Interest expense increased $3.4 million primarily due to $2.4 million of increased expense due to a change in accounting principle which requires us, on a prospective basis, to report expenses related to the accounts receivable securitization facility as interest expense, $0.8 million resulting from an overall increase in average interest rates and $0.7 million resulting from an overall increase in long-term debt borrowings, partially offset by $0.9 million of decreased amortization of capitalized debt costs.

Interest expense - operating partnership

Interest expense increased $3.5 million primarily due to $2.4 million of increased expense due to a change in accounting principle which requires us, on a prospective basis, to report expenses related to the accounts receivable securitization facility as interest expense, $1.2 million resulting from an overall increase in average interest rates and $0.8 million resulting from an overall increase in long-term debt borrowings, partially offset by $1.3 million of decreased amortization of capitalized debt costs.

Loss on extinguishment of debt

During the nine months ended April 30, 2011, we prepaid both the outstanding principal amount on our $450.0 million 6.75% fixed rate senior notes due May 1, 2014 and $98.0 million of our $280.0 million 8.625% fixed rate senior notes due June 15, 2020, incurring a “Loss on extinguishment of debt” of $47.0 million.

During the nine months ended April 30, 2010, we prepaid the outstanding principal amount on our $82.0 million 7.24% series D notes due August 1, 2010, our $70.0 million 7.42% series E notes due August 1, 2013 and $233.9 million of our $268.0 million 8.75% senior notes due June 15, 2012, incurring a “Loss on extinguishment of debt” of $20.7 million.

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

During fiscal 2011, we issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. We applied the net proceeds of $491.3 million to redeem all of our $450.0 million 6.75% fixed rate senior notes due 2014 and to pay the related make-whole and interest payments of $13.5 million. We used the remaining proceeds to reduce outstanding indebtedness under the secured credit facility. We also completed a registered public offering of 5.1 million common units representing limited partner interests. We applied the net proceeds of $127.3 million to redeem $98.0 million of our $280.0 million 8.625% fixed rate senior notes due 2020 and to pay the related make-whole and interest payments of $10.8 million. We used the remaining proceeds to reduce outstanding indebtedness under the secured credit facility. Additionally, we issued $30.0 million of common units for which the proceeds were used to reduce outstanding indebtedness under the secured credit facility. With these financings and the application of the proceeds, we will have addressed all of our significant outstanding public debt maturities through 2017 and increased our liquidity to finance ongoing business strategies. Furthermore, our only interest rate sensitive financing will be borrowings on our $400.0 million secured credit facility and our accounts receivable securitization facility scheduled to expire in November 2012 and April 2013, respectively.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in the section in our Annual Report on Form 10-K for our fiscal 2010 entitled “Item 1A. Risk Factors,” we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

During periods of high volatility, our risk management activities may expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls from us or may default on the settlement of positions with us.

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

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in the section in our Annual Report on Form 10-K for our fiscal 2010 entitled “Item 1A. Risk Factors,” our general partner believes that the operating partnership will have sufficient funds available to meet its obligations and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations in the remainder of fiscal 2011. A quarterly distribution of $0.50 is expected to be paid on June 14, 2011, to all common units that were outstanding on June 7, 2011. This represents the sixty-seventh consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of April 30, 2011, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants during the remainder of fiscal 2011. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of May 31, 2011, we had $292.5 million available under this shelf registration statement; and

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of May 31, 2011, we had $229.9 million available under this shelf agreement.

Operating Activities

Net cash provided by operating activities was $84.4 million for the nine months ended April 30, 2011, compared to net cash provided by operating activities of $129.3 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $49.0 million decrease in net funding from our accounts receivable securitization facility and a $47.4 million decrease in cash flow from operations, which was partially offset by a $52.6 million decrease in working capital requirements.

The $49.0 million decrease in net funding from our accounts receivable securitization facility is due to a change in accounting principle which requires us, on a prospective basis, to disclose cash flows related to the accounts receivable securitization facility as “net additions to collateralized short-term borrowings” in the “Cash flows from financing activities” section of the condensed consolidated statements of cash flows.

The decrease in cash flow from operations is primarily due to a $36.3 million decrease in gross margin from propane and other gas liquids sales resulting from a decrease in both propane sales volumes and gross margin per gallon sold and a litigation accrual of $10.0 million.

The decrease in working capital requirements was primarily due to $56.9 million from the timing of inventory purchases and $11.6 million from the timing of accounts payable disbursements, which were somewhat offset by $20.3 million due to the impact of higher propane sales prices and the timing of billings and collections on accounts receivable.

The operating partnership

Net cash provided by operating activities was $107.7 million for the nine months ended April 30, 2011, compared to net cash provided by operating activities of $151.5 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $49.0 million decrease in net funding from our accounts receivable securitization facility and a $43.1 million decrease in cash flow from operations, which were partially offset by a $49.3 million decrease in working capital requirements.

The $49.0 million decrease in net funding from our accounts receivable securitization facility is due to a change in accounting principle which requires us, on a prospective basis, to disclose cash flows related to the accounts receivable securitization facility as “net additions to collateralized short-term borrowings” in the “Cash flows from financing activities” section of the condensed consolidated statements of cash flows.

The decrease in cash flow from operations is primarily due to a $36.3 million decrease in gross margin from propane and other gas liquids sales resulting from a decrease in both propane sales volumes and gross margin per gallon sold and a litigation accrual of $10.0 million.

The decrease in working capital requirements was primarily due to $56.9 million from the timing of inventory purchases and $11.3 million from the timing of accounts payable disbursements, which were somewhat offset by $20.3 million due to the impact of higher propane sales prices and the timing of billings and collections on accounts receivable.

Investing Activities

Net cash used in investing activities was $37.5 million for the nine months ended April 30, 2011, compared to net cash used in investing activities of $73.5 million for the prior year period. This decrease in net cash used in investing activities is primarily due to a $35.8 million decrease in capital expenditures related to acquisitions.

Financing Activities

Net cash used in financing activities was $44.9 million for the nine months ended April 30, 2011, compared to net cash used in financing activities of $52.3 million for the prior year period. The decrease in net cash used in financing activities was primarily due to a $137.3 million increase in proceeds from equity offerings, a $37.0 million increase in net additions to collateralized short-term borrowings due to a change in accounting principle which requires us, on a prospective basis, to no longer disclose cash flows related to the accounts receivable securitization facility as “Accounts receivable securitization” in the “Cash flows from operating activities” section of the condensed consolidated statements of cash flows, an $11.8 million decrease in cash used to fund transaction costs and a $6.6 million increase in short term borrowings. These cash increases were somewhat offset by a $183.9 million net decrease in long-term borrowings.

The $37.0 million increase in net additions to collateralized short-term borrowings should be viewed in conjunction with the $49.0 million decrease in net funding from our accounts receivable securitization facility, as discussed in Operating Activities above. This net $12.0 million cash decrease was principally funded by the $6.6 million increase in short-term borrowings.

The $183.9 million net decrease in long-term borrowings is due primarily to the timing of long-term debt refinancings and a decrease in capital expenditures, as discussed in Investing Activities above.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $106.7 million during the nine months ended April 30, 2011 in connection with the distributions declared for the three months ended July 31, 2010, October 31, 2010 and January 31, 2011. The quarterly distribution on all common units and the related general partner distributions for the three months ended April 30, 2011 of $38.3 million is expected to be paid on June 14, 2011 to holders of record on June 7, 2011.

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

As of April 30, 2011, we had total borrowings outstanding under this secured credit facility of $92.6 million, of which $52.1 million was classified as long-term debt.

Borrowings under the secured credit facility had a weighted average interest rate of 5.04% at April 30, 2011. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of April 30, 2011, the margin was 3.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of April 30, 2011, the margin was 4.00%).

As of April 30, 2011, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of April 30, 2011, the one-month and three-month Eurodollar Rates were 0.25% and 0.38%, respectively.

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

Letters of credit outstanding at April 30, 2011 totaled $47.6 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2011, we had available letter of credit remaining capacity of $152.4 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 3.5% to 4.25% (as of April 30, 2011, the rate was 4.0%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility decreased $12.0 million. We received net funding of $37.0 million from this facility during the nine months ended April 30, 2011 as compared to receiving net funding of $49.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. This agreement allows for the proceeds of up to $145.0 million from the securitization of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. As of April 30, 2011, we had received cash proceeds of $84.0 million related to the securitization of our trade accounts receivable, with the ability to receive proceeds of an additional $21.0 million. As of April 30, 2011, the effective borrowing rate was 3.1%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

During April 2011, we completed a registered public offering of 5.1 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.4 million common units and an over-allotment offering of 0.7 million common units. Net proceeds of approximately $127.3 million were used to redeem $98.0 million of our $280.0 million 8.625% fixed rate senior notes due 2020, to pay the related $8.4 million make-whole payment, to pay $2.4 million of accrued interest and to reduce outstanding indebtedness under our secured credit facility.

During November 2010, we entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under our secured credit facility.

During the nine months ended April 30, 2011, we issued $1.6 million of common units in connection with acquisitions.

Debt issuances and repayments

During November 2010, we issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. We received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of our $450.0 million 6.75% fixed rate senior notes due 2014, to pay the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. During May 2011, the operating partnership completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

During March 2011, we redeemed $98.0 million of our $280.0 million 8.625% fixed rate senior notes due 2020, paid the related $8.4 million make-whole payment and paid $2.4 million of accrued interest.

These debt redemption transactions resulted in $19.5 million of make-whole payments and $27.5 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs for a total loss on extinguishment of debt of $47.0 million.

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

•                  a significant acquisition; or

•                  a large uninsured unfavorable lawsuit settlement.

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

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to the redemption of $98.0 million of our $280.0 million 8.625% fixed rate senior notes, cash flows related to common unit issuances and cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $228.9 million during the nine months ended April 30, 2011. The operating partnership expects to pay cash distributions of $46.7 million on June 14, 2011.

Contributions received by the operating partnership

During the nine months ended April 30, 2011, Ferrellgas Partners contributed $157.7 million of proceeds from equity offerings to the operating partnership. The operating partnership used these proceeds to reduce outstanding indebtedness under the secured credit facility. The operating partnership then distributed $107.9 million of these proceeds to Ferrellgas Partners to fund the redemption of $98.0 million of Ferrellgas Partners, L.P’s $280.0 million 8.625% fixed rate senior notes due 2020 and related make-whole and interest payments.

During the nine months ended April 30, 2011, the operating partnership received asset contributions of $1.6 million in connection with acquisitions. The general partner made cash contributions of $1.6 million and non-cash contributions of $0.2 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $175.2 million for the nine months ended April 30, 2011, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at April 30, 2011	Distributions paid during the nine months ended April 30, 2011
Ferrell Companies (1)	20,080,776	$30,120
FCI Trading Corp. (2)	195,686	294
Ferrell Propane, Inc. (3)	51,204	78
James E. Ferrell (4)	4,353,475	6,531

(1)   Ferrell Companies is the sole shareholder of our general partner.

(2)   FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)   Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the nine months ended April 30, 2011, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.4 million.

On June 14, 2011, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly), and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During the nine months ended April 30, 2011, we paid Fleishman-Hillard Inc. $107 thousand for marketing and communications services. Elizabeth Solberg, a member of our general partner’s Board of Directors, serves as the General Manager of Fleishman-Hillard Inc.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at April 30, 2011, adjusted for the effect of the following transactions during the nine months ended April 30, 2011: a $127.3 million common unit offering with the proceeds used to redeem $98.0 million of our $280.0 million 8.625% fixed rate senior notes due 2020 and to reduce outstanding indebtedness under our secured credit facility; a $30.0 million common unit offering with the proceeds used to reduce outstanding indebtedness under our secured credit facility; an issuance of $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par; and an early redemption of our $450.0 million 6.75% fixed rate senior notes due May 1, 2014.

	Payment or settlement due by fiscal year
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt, including current portion (1)	$540	$2,497	$54,097	$1,974	$1,893	$985,909	$1,046,910
Fixed rate interest obligations (2)	22,020	75,573	75,573	75,573	75,573	325,675	649,987

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

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of April 30, 2011, variable rate interest on our outstanding balance of long-term variable rate debt of $52.1 million would be $2.6 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

The operating partnership

The following table summarizes the operating partnerships contractual obligations at April 30, 2011, adjusted for the effects of the following transactions during the nine months ended April 30, 2011:  $33.0 million of contributions from Ferrellgas Partners, L.P. that were used to reduce outstanding indebtedness on the operating partnerships’ secured credit facility; an issuance of $500 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par; and an early redemption of $450.0 million 6.75% fixed rate senior notes due May 1, 2014, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt, including current portion (1)	$540	$2,497	$54,097	$1,974	$1,893	$803,909	$864,910
Fixed rate interest obligations (2)	14,174	59,875	59,875	59,875	59,875	247,187	500,861

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

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of April 30, 2011, variable rate interest on our outstanding balance of long-term variable rate debt of $52.1 million would be $2.6 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the nine months ended April 30, 2011. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2011 and July 31, 2010, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.3 million and $7.8 million as of April 30, 2011 and July 31, 2010, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At April 30, 2011 and July 31, 2010, we had $176.6 million and $167.0 million, respectively, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate secured credit facility would result in a loss in future earnings of $1.8 million for the twelve months ending April 30, 2011. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2011, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to our Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that we failed to inform consumers of the amount of propane contained in propane tanks they purchased and that we violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. We believe these claims will not have a material impact beyond the $10.0 million litigation accrual established for these claims during the current year period.

We have also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that we violate consumer protection laws in the manner we set prices and fees for our customers. Based on our business practices, we believe that the claims are without merit and intend to defend the claims vigorously.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2010.

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

The following materials from Ferrellgas Partners, L.P.’s, and Ferrellgas, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Partners’ Capital; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The following materials from Ferrellgas Partners Finance Corp.’s, and Ferrellgas, Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Earnings; (iii) the Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Exchange Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith
#	Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	June 7, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 7, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	June 7, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 7, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director