Form 10-K
period 2011-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2011-09-26
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2011, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $1,439,757,680. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2011, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	75,966,353	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

2011 FORM 10-K ANNUAL REPORT

			Page
PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	10
ITEM	1B.	UNRESOLVED STAFF COMMENTS	31
ITEM	2.	PROPERTIES	32
ITEM	3.	LEGAL PROCEEDINGS	33
ITEM	4.	(REMOVED AND RESERVED)	33

PART II

ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM	6.	SELECTED FINANCIAL DATA	36
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	63
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	63
ITEM	9A.	CONTROLS AND PROCEDURES	63
ITEM	9B.	OTHER INFORMATION	66

PART III

ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	66
ITEM	11.	EXECUTIVE COMPENSATION	72
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	87
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	90
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	91

PART IV

ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	92

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

General

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2011, and the largest national provider of propane by portable tank exchange.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2011	900
July 31, 2010	923
July 31, 2009	875

Our History

We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane distributor in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired approximately 185 propane distributors. As of July 31, 2011, we distribute product to our propane customers from 866 propane distribution locations. See Item 2. “Properties” for more information about our propane distribution locations.

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

We expect to continue the expansion of our propane customer base through the acquisition of other propane distributors. We intend to concentrate on acquisition activities in geographical areas within or adjacent to our existing operating areas, and on a selected basis in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing propane operations to provide an attractive return on investment after taking into account the economies of scale and cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of our core business as well as the businesses we acquire by integrating best  practices and leveraging our established national organization and technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of acquired operations provide us a distinct competitive advantage and better analysis as we consider future acquisition opportunities.

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

We believe our national presence of 866 propane distribution locations in the United States as of July 31, 2011 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. Currently we operate a retail distribution network using a structure of 152 service centers and 843 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

The efficiencies gained from operating our technology platform allow us to consolidate our management teams at fewer locations, quickly adjust the sales prices to our customers and manage our personnel and vehicle costs more effectively to meet customer demand.

The technology platform has substantially improved the forecasting of our customers’ demand and our routing and scheduling. Our call center support capabilities allow us to accept emergency customer calls 24 hours a day, seven days a week. These combined capabilities provide us cost savings while improving customer service by reducing customer inconvenience associated with multiple, unnecessary deliveries.

Align employee interests with our investors through significant employee ownership.

In 1998, we established an employee benefit plan that we believe aligns the interests of our employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, our employees beneficially own approximately 27% of our outstanding common units, allowing them to participate directly in our overall success. We believe this plan is unique in the propane distribution industry and that the entrepreneurial culture fostered by employee-ownership provides us with another distinct competitive advantage.

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

Approximately 58% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In fiscal 2011, no one customer accounted for 10% or more of our consolidated revenues.

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

Our risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New

York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within generally accepted accounting principles (“GAAP”) guidance and are therefore not recorded on our financial statements until settled.

Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2011, two suppliers accounted for approximately 28% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane. No other single supplier accounted for more than 10% of our total propane purchases during fiscal 2011. If supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold — propane and other gas liquids sales” in our consolidated statement of earnings.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2011, we believe that we are the second largest marketer of propane in the United States and the largest national provider of propane by portable tank exchange.

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

•                  the sale of refined fuels; and

•                  common carrier services.

These other activities comprised less than 10% of our total revenues in fiscal 2011, 2010 and 2009.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2011, our general partner had 3,588 full-time employees.

Our general partner employed its employees in the following areas:

Propane distribution locations	3,104
Risk management, transportation and wholesale	148
Centralized corporate functions	336
Total	3,588

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

We have agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned entity that maintains an accounts receivable securitization facility. We retain servicing responsibilities for transferred accounts receivable but have no other continuing involvement with the transferred receivables. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities - Accounts receivable securitization” and in Note F — Accounts and notes receivable, net and accounts receivable securitization — to our consolidated financial statements provided herein.

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

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2011, approximately 58% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Sudden and sharp propane wholesale price increases cannot be passed on to customers with contracted pricing arrangements and these contracted pricing arrangements will adversely affect our profit margins if they are not immediately hedged with an offsetting propane purchase commitment.

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

Our failure or our counterparties’ failure to perform on obligations under commodity derivative and financial derivative contracts could materially affect our liquidity, cash flows and results of operations.

Volatility in the oil and gas commodities sector for an extended period of time or intense volatility in the near term could impair us or our counterparties’ ability to meet margin calls which could cause us or our counterparties to default on commodity and financial derivative contracts. This could have a material adverse effect on our liquidity or our ability to procure product or procure it at prices reasonable to us.

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

Propane competes with other sources of energy, some of which can be less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. Electricity is a major competitor of propane, but propane has historically enjoyed a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist, because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, however, the gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

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

The continuing world-wide financial crisis may cause disruptions in the capital and credit markets that may adversely affect our business, including the availability and cost of debt and equity issuances for liquidity requirements, our ability to meet long-term commitments and our ability to hedge effectively; each could adversely affect our results of operations, cash flows and financial condition.

We rely on our ability to access the capital and credit markets at rates and terms reasonable to us. If the world-wide financial crisis were to cause disruptions in the capital and credit markets, our ability to access capital and credit markets at rates and terms reasonable to us may be significantly impaired. This could limit our ability to access capital or credit markets for working capital needs, risk management activities and long-term debt maturities, or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable or force us to take other aggressive actions including the suspension of our quarterly distribution.

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

Motor fuel is a significant operating expense for us in connection with the delivery of propane to our customers. Because we do not attempt to hedge motor fuel price risk, a significant increase in motor fuel prices will result in increased transportation costs to us. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane by portable tank exchange operations may decline. For fiscal 2011, three retailers represented approximately 53% of our portable tank exchange’s net revenues. None of our significant retail accounts associated with our portable tank exchange operations are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane by portable tank exchange operations may decline.

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

We have substantial indebtedness and other financial obligations. As of July 31, 2011:

•                   we had total indebtedness of approximately $1,185.7 million;

•                  Ferrellgas Partners had partners’ capital of approximately $85.6 million;

•                  we had availability under our credit facility of approximately $223.0 million; and

•                  we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $75.3 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $11.7 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2012 to 2021 that bear interest at rates ranging from 6.5% to 9.2%. As of July 31, 2011, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•                  $2.6 million - 2012;

•                  $2.1 million - 2013;

•                  $2.1 million - 2014;

•                  $2.0 million - 2015;

•                  $2.0 million - 2016; and

•                  $1,049.0 million - thereafter.

Our secured credit facility provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. The obligations under this credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners, L.P. and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership. The secured revolving credit facility will mature in September 2016.

All of the indebtedness and other obligations described above are obligations of the operating partnership except for $182.0 million of senior debt due 2020 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

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

Through our supply procurement activities, we purchased approximately 55% of our propane from six suppliers during fiscal 2011. In addition, during extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

•                  a significant downgrade in our credit rating leading to decreased trade credit; or

•                  a significant acquisition.

As is typical in our industry, our retail customers do not pay upon receipt, but generally pay between 30 and 60 days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s credit facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder-than-normal winter weather may have on future working capital availability.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2011, the operating partnership had approximately $1,003.7 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 27% of our common units.

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

Because Ferrell Companies is the parent of our general partner and beneficially owns approximately 27% of our outstanding common units and James E. Ferrell, Executive Chairman and Chairman of the Board of Directors of our general partner, indirectly owns approximately 6% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner are unlikely if neither Ferrell Companies nor Mr. Ferrell consent to such action.

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

If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently 35% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate dividends and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our common units.

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

We estimate that a person who acquires common units in the 2011 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2011 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                             PROPERTIES.

We own or lease the following transportation equipment that is utilized primarily in propane distribution operations:

	Owned	Leased	Total
Truck tractors	116	42	158
Propane transport trailers	271	30	301
Portable tank delivery trucks	294	221	515
Portable tank exchange delivery trailers	142	117	259
Bulk propane delivery trucks	1,184	591	1,775
Pickup and service trucks	1,037	336	1,373
Railroad tank cars	—	97	97

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our retail propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. Our retail propane distribution locations are comprised of 152 service centers and 843 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

In addition to our retail propane distribution locations, we also distribute propane for our portable tank exchange operations from 23 partnership-owned propane distribution locations and 17 independently-owned distributors.

We own approximately 49.0 million gallons of propane storage capacity at our propane distribution locations. We own our land and buildings in the local markets of approximately 60% of our operating locations and lease the remaining facilities on terms customary in the industry.

We own approximately 1.0 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.4 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

We lease approximately 60.2 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We lease 89,773 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area. We also lease 64,219 square feet of office and warehouse space in Winston-Salem, North Carolina in connection with our portable tank exchange operations.

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

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2011, we had 791 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit
2010
First Quarter	$20.92	$18.73	$0.50
Second Quarter	22.80	20.08	0.50
Third Quarter	23.65	21.25	0.50
Fourth Quarter	24.18	21.17	0.50

2011
First Quarter	$26.64	$24.21	$0.50
Second Quarter	28.51	25.56	0.50

Third Quarter	28.95	25.20	0.50
Fourth Quarter	26.34	20.15	0.50

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

Recent Sales of Unregistered Securities

On August 4, 2008, the operating partnership issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The net proceeds after commissions and fees of $166.4 million were used to reduce outstanding indebtedness under our unsecured credit facility due April 2010. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. The operating partnership redeemed these notes on November 24, 2010 with proceeds from its issuance of $500.0 million in aggregate principal amount of its 6.50% senior notes due 2021.

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

On November 24, 2010, the operating partnership issued $500.0 million in aggregate principal amount of its 6.50% senior notes due 2021 at an offering price equal to par. The net proceeds after commissions and fees of $491.3 million were used to redeem $450.0 million of existing senior notes and related make-whole payments and accrued interest and to reduce borrowings on our secured credit facility. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. During July 2011, the operating partnership completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2011, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2011 or fiscal 2010. The operating partnership distributes cash to its partners four times per fiscal year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Financing Activities — Distributions” for a discussion of its distributions during fiscal 2011. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.                             SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2011	2010	2009	2008	2007
Income Statement Data:
Total revenues	$2,423,215	$2,099,060	$2,069,522	$2,290,689	$1,992,440
Interest expense	101,885	101,284	89,519	86,712	87,953
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(43,648)	32,709	52,572	24,689	34,800
Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.60)	$0.47	$0.79	$0.39	$0.55
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00

Balance Sheet Data:
Working capital (1)	$28,712	$57,473	$34,556	$46,075	$42,503
Total assets	1,460,586	1,442,351	1,404,977	1,529,231	1,503,403
Long-term debt	1,050,920	1,111,088	1,010,073	1,034,719	1,011,751
Partners’ capital	88,317	85,902	151,345	166,344	241,776

Operating Data:
Propane sales volumes (in thousands of gallons)	899,683	922,524	874,826	838,847	891,888

Capital expenditures:
Maintenance	$15,330	$19,908	$21,082	$21,139	$16,935
Growth	34,699	24,861	32,046	23,407	29,732
Acquisition	12,587	49,500	9,944	191	35,466
Total	$62,616	$94,269	$63,072	$44,737	$82,133

Supplemental data:
Adjusted EBITDA	$227,645	$266,492	$251,090	$221,941	$237,087

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(43,648)	$32,709	$52,572	$24,689	$34,800
Income tax expense	1,241	1,916	2,292	82	6,560
Interest expense	101,885	101,284	89,519	86,712	87,953
Depreciation and amortization expense	82,486	82,491	82,494	85,521	87,383
EBITDA	141,964	218,400	226,877	197,004	216,696
Loss on extinguishment of debt	46,962	20,716	—	—	—
Non-cash employee stock ownership plan compensation charge	10,157	9,322	6,755	12,413	11,225
Non-cash stock and unit-based compensation charge	13,488	7,831	2,312	1,816	889
Loss on disposal of assets and other	3,633	8,485	13,042	11,250	10,822
Other income (expense), net	(567)	1,108	1,321	(1,039)	(3,145)
Litigation accrual and related legal fees	12,120	—	—	—	—
Net earnings (loss) attributable to noncontrolling interest	(112)	630	783	497	600
Adjusted EBITDA	$227,645	$266,492	$251,090	$221,941	$237,087

(1)          Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Total revenues	$2,423,215	$2,099,060	$2,069,522	$2,290,689	$1,992,440
Interest expense	80,074	76,786	65,785	63,001	64,201
Net earnings (loss)	(11,062)	62,361	77,501	49,232	59,427

Balance Sheet Data:
Working capital (1)	$30,738	$60,770	$36,967	$48,397	$44,737
Total assets	1,456,816	1,436,177	1,403,049	1,526,621	1,499,951
Long-term debt	868,920	831,088	740,982	765,248	741,900
Partners’ capital	268,686	363,047	421,610	436,269	511,356

Operating Data:
Propane sales volumes (in thousands of gallons)	899,683	922,524	874,826	838,847	891,888

Capital expenditures:
Maintenance	$15,330	$19,908	$21,082	$21,139	$16,935
Growth	34,699	24,861	32,046	23,407	29,732
Acquisition	12,587	49,500	9,944	191	35,466
Total	$62,616	$94,269	$63,072	$44,737	$82,133

Supplemental data:
Adjusted EBITDA	$228,003	$266,916	$251,418	$222,200	$237,362

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :
Net earnings (loss)	$(11,062)	$62,361	$77,501	$49,232	$59,427
Income tax expense	1,225	1,890	2,208	6	6,560
Interest expense	80,074	76,786	65,785	63,001	64,201
Depreciation and amortization expense	82,486	82,491	82,494	85,521	87,383
EBITDA	152,723	223,528	227,988	197,760	217,571
Loss on extinguishment of debt	36,449	17,308	—	—	—
Non-cash employee stock ownership plan compensation charge	10,157	9,322	6,755	12,413	11,225
Non-cash stock and unit-based compensation charge	13,488	7,831	2,312	1,816	889
Loss on disposal of assets and other	3,633	8,485	13,042	11,250	10,822
Other income (expense), net	(567)	442	1,321	(1,039)	(3,145)
Litigation accrual and related legal fees	12,120	—	—	—	—
Adjusted EBITDA	$228,003	$266,916	$251,418	$222,200	$237,362

(1)          Working capital is the sum of current assets less current liabilities.

Our capital expenditures fall generally into three categories:

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

During fiscal 2011 and 2010, the prepayment of outstanding principal amounts of fixed rate senior notes resulted in amounts recorded as “Loss on extinguishment of debt.”

During fiscal 2011, a class action lawsuit resulted in a litigation accrual and related legal fees.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•                  because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective consolidated financial statements and Note H — Debt in the respective notes to their consolidated financial statements; and

•                  Ferrellgas Partners issued common units during both fiscal 2010 and 2011.

Overview

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2011, and the largest national provider of propane by portable tank exchange.

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

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We use the definition of “normal” temperatures based on information published by the National Oceanic and Atmospheric Administration. Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately economically hedged with an offsetting propane purchase commitment.

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2012 sales commitments and, as of July 31, 2011, have experienced net mark to market gains of approximately $5.2 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by reduced margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2011, we estimate 100% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during fiscal 2012.

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

“Net earnings (loss) attributable to Ferrellgas Partners, L.P.” in fiscal 2011 were $(43.6) million as compared to $32.7 million in fiscal 2010. This decrease of $76.3 million was primarily due to a decrease in Gross margin — Propane and other gas liquids sales of $39.9 million, an increase in “Loss on extinguishment of debt” of $26.2 million and an increase in “General and administrative expense” primarily due to the incurrence of a $12.1 million litigation accrual and related legal expenses.

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

Some of our forward-looking statements include the following:

•                  whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt;

•                  whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•                  our expectations that “Net earnings” will be greater in fiscal 2012 compared to fiscal 2011 primarily due to our expectation that “Loss on extinguishment of debt” will not recur.

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

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section entitled, “Item 1A. Risk Factors — Tax Risks.” The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders or to pay interest on the principal of any of our debt securities.

Results of Operations

Fiscal Year Ended July 31, 2011 compared to July 31, 2010

(amounts in thousands) Fiscal year ended July 31,	2011	2010	Favorable (unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	655,408	680,963	(25,555)	(4)%
Wholesale — Sales to Resellers	244,275	241,561	2,714	1%
	899,683	922,524	(22,841)	(2)%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$1,330,746	$1,246,167	$84,579	7%
Wholesale — Sales to Resellers	544,817	495,845	48,972	10%
Other Gas Sales	336,694	158,306	178,388	113%
	$2,212,257	$1,900,318	$311,939	16%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$409,203	$450,139	$(40,936)	(9)%
Wholesale — Sales to Resellers	171,903	182,744	(10,841)	(6)%
Other Gas Sales	21,807	9,901	11,906	120%
	$602,913	$642,784	$(39,871)	(6)%

Gross margin - Other	$86,488	$90,104	$(3,616)	(4)%
Adjusted EBITDA (b)	227,645	266,492	(38,847)	(15)%
Operating income	105,761	158,363	(52,602)	(33)%
Interest expense	101,885	101,284	(601)	(1)%
Interest expense - operating partnership	80,074	76,786	(3,288)	(4)%
Loss on extinguishment of debt	46,962	20,716	(26,246)	(127)%

(a)          Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)         Adjusted EBITDA is calculated as earnings (loss) before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, a litigation accrual and related legal fees of $12.1 million and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2011 and 2010, respectively:

(amounts in thousands)	2011	2010
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(43,648)	$32,709
Income tax expense	1,241	1,916
Interest expense	101,885	101,284
Depreciation and amortization expense	82,486	82,491
EBITDA	$141,964	$218,400
Loss on extinguishment of debt	46,962	20,716
Non-cash employee stock ownership plan compensation charge	10,157	9,322
Non-cash stock and unit-based compensation charge	13,488	7,831
Loss on disposal of assets and other	3,633	8,485
Other income (expense), net	(567)	1,108
Litigation accrual and related legal fees	12,120	—
Net earnings (loss) attributable to noncontrolling interest	(112)	630
Adjusted EBITDA	$227,645	$266,492

Propane sales volumes during fiscal 2011 decreased 22.8 million gallons from that of the prior year period due primarily to 25.6 million of decreased gallon sales to our retail customers, which was partially offset by 2.7 million of increased gallon sales to our wholesale customers.

Although weather in the more highly concentrated geographic areas we serve was approximately 3% colder than that of the prior year period, we believe retail sales gallons were negatively impacted by the severity and length of the overall poor economic environment and the significantly higher wholesale cost of propane which resulted in customer conservation.

In addition to the above, we believe retail sales volumes decreased due to an abnormally wet harvest season during the prior year period which increased gallon sales for agricultural crop drying that was not repeated during the current year period’s abnormally dry harvest season.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during fiscal 2011 averaged 24% more than the prior year period. The wholesale market price averaged $1.35 and $1.09 per gallon during fiscal 2011 and 2010, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $84.6 million compared to the prior year period. This increase resulted primarily from $136.5 million of increased sales price per gallon, as discussed above, and $8.4 million from gallons gained through acquisitions completed during the last twelve months, partially offset by $60.3 million of lower propane sales volumes, as discussed above.

Wholesale sales increased $49.0 million compared to the prior year period. This increase resulted from $42.9 million of increased sales price per gallon as discussed above and $6.1 million of increased sales volumes.

Other gas sales increased $178.4 million compared to the prior year period primarily due to $131.6 million of increased propane sales volumes and $46.8 million of increased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $40.9 million compared to the prior year period. This decrease resulted primarily from $18.7 million of decreased propane sales volumes and $24.9 million of decreased gross margin per gallon resulting from the negative impact of higher wholesale market prices for propane, both as discussed above, partially offset by $2.7 million from gallons gained through acquisitions completed during the last twelve months.

Wholesale sales gross margin decreased $10.8 million compared to the prior year period. This decrease resulted primarily from $12.8 million of decreased gross margin per gallon resulting from the negative impact of higher wholesale market prices for propane, as discussed above.

Other gas sales gross margin increased $11.9 million compared to the prior year period due to sales of excess inventory to other third party propane distributors and marketers.

Adjusted EBITDA

Adjusted EBITDA decreased $38.8 million compared to the prior year period primarily due to a $39.9 million decrease in Gross margin - Propane and other gas liquids sales, as discussed above, and $3.6 million of decreased Gross margin - Other primarily due to a decrease in miscellaneous fees billed to customers. These decreases were partially offset by $6.1 million of decreased “General and administrative expense,” primarily due to reduced performance-based incentive expenses. An “Operating expense” decrease of $11.9 million for personnel related costs was offset by a $5.9 million increase in property repairs and maintenance costs and a $5.3 million increase in vehicle fuel costs.

Operating income

Operating income decreased $52.6 million compared to the prior year period primarily due to $38.8 million of decreased “Adjusted EBITDA,” as discussed above, a litigation accrual and related legal fees of $12.1 million during the current year period classified as “General and administrative expense” and $4.1 million and $1.6 million of increased non-cash stock and unit-based compensation charges classified as “General and administrative expense” and “Operating expense,” respectively, partially offset by $4.9 million of decreased “Loss on disposal of assets and other.”

Loss on extinguishment of debt

During fiscal 2011, we prepaid both the outstanding principal amount on our $450.0 million 6.75% fixed rate senior notes due May 1, 2014 and $98.0 million of our $280.0 million 8.625% fixed rate senior notes due June 15, 2020, incurring a “Loss on extinguishment of debt” of $47.0 million.

During fiscal 2010, we prepaid the outstanding principal amount on our $82.0 million 7.24% series D notes due August 1, 2010, our $70.0 million 7.42% series E notes due August 1, 2013 and our $268.0 million 8.75% senior notes due June 15, 2012, incurring a “Loss on extinguishment of debt” of $20.7 million.

Forward-looking statements

We expect “Net earnings” to be greater in fiscal 2012 compared to fiscal 2011 primarily due to our expectation that “Loss on extinguishment of debt” will be lower.

Fiscal Year Ended July 31, 2010 compared to July 31, 2009

(amounts in thousands) Fiscal year ended July 31,	2010	2009	Favorable (unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	680,963	652,788	28,175	4%
Wholesale — Sales to Resellers	241,561	222,038	19,523	9%
	922,524	874,826	47,698	5%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$1,246,167	$1,297,472	$(51,305)	(4)%
Wholesale — Sales to Resellers	495,845	484,109	11,736	2%
Other Gas Sales	158,306	48,072	110,234	229%
	$1,900,318	$1,829,653	$70,665	4%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$450,139	$469,076	$(18,937)	(4)%
Wholesale — Sales to Resellers	182,744	154,395	28,349	18%
Other Gas Sales	9,901	(1,186)	11,087	NM
	$642,784	$622,285	$20,499	3%

Gross margin - Other	$90,104	$87,016	$3,088	4%
Adjusted EBITDA (b)	266,492	251,090	15,402	6%
Operating income	158,363	146,487	11,876	8%
Interest expense	101,284	89,519	(11,765)	(13)%
Interest expense - operating partnership	76,786	65,785	(11,001)	(17)%
Loss on extinguishment of debt	20,716	—	(20,716)	NM

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

NM - Not meaningful

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2010 and 2009, respectively:

(amounts in thousands)	2010	2009
Net earnings attributable to Ferrellgas Partners, L.P.	$32,709	$52,572
Income tax expense	1,916	2,292
Interest expense	101,284	89,519
Depreciation and amortization expense	82,491	82,494
EBITDA	$218,400	$226,877
Loss on extinguishment of debt	20,716	—
Non-cash employee stock ownership plan compensation charge	9,322	6,755
Non-cash stock and unit-based compensation charge	7,831	2,312
Loss on disposal of assets and other	8,485	13,042
Other income (expense), net	1,108	1,321
Net earnings attributable to noncontrolling interest	630	783
Adjusted EBITDA	$266,492	$251,090

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

Adjusted EBITDA

Adjusted EBITDA increased $15.4 million compared to the prior year period primarily due to a $20.5 million increase in gross margin from “Gross margin - Propane and other gas liquids sales” as discussed above, a $5.0 million decrease in “Equipment lease expense” and a $3.1 million increase in “Gross margin - Other” as discussed above, which were somewhat offset by a $7.0 million increase in operating expense and a $6.2 million increase in general and administrative expense. Equipment lease expense decreased primarily due to a $3.6 million decrease in computer related lease expense. Operating expense increased primarily due to $6.9 million of operating costs associated with acquisitions. General and administrative expense increased primarily due to $5.2 million of increased performance-based incentive expense.

Operating income

Operating income increased $11.9 million compared to the prior year period primarily due to the $15.4 million increase in Adjusted EBITDA as discussed above and a $4.6 million decrease in “Loss on disposal of assets and other,” which was somewhat offset by a $5.5 million increase in “Non-cash stock and unit-based compensation charge” due to an increase in non-cash stock option issuance expense allocated from Ferrell Companies and a $2.6 million increase in “Non-cash employee stock ownership plan compensation charge” due to the effect of higher Ferrellgas common unit prices during the current year period. Loss on disposal of assets and other decreased primarily due to a $5.6 million decrease in “Loss on transfer of accounts receivable related to the accounts receivable securitization” primarily due to a one-time loss on the sale of certain receivables during the prior year that was not repeated in the current year.

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

Loss on extinguishment of debt

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

During fiscal 2011, we issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. We applied the net proceeds of $491.3 million to redeem all of our $450.0 million 6.75% fixed rate senior notes due 2014 and to pay the related make-whole and interest payments of $13.5 million. We used the remaining proceeds to reduce outstanding indebtedness under the secured credit facility. We also completed a registered public offering of 5.1 million common units representing limited partner interests. We applied the net proceeds of $127.3 million to redeem $98.0 million of our $280.0 million 8.625% fixed rate senior notes due 2020 and to pay the related make-whole and interest payments of $10.8 million. We used the remaining proceeds to reduce outstanding indebtedness under the secured credit facility. Additionally, we issued $30.0 million of common units for which the proceeds were used to reduce outstanding indebtedness under the secured credit facility. With these financings and the application of the proceeds, we will have addressed all of our significant outstanding public debt maturities through 2017 and increased our liquidity to finance ongoing business strategies. Furthermore, our only interest rate sensitive financing will be borrowings on our $400.0 million secured credit facility which, during September 2011, was amended to change its maturity date to five years, extending the maturity date to September 2016 and our accounts receivable securitization facility scheduled to expire in April 2013.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in “Item 1A. Risk Factors,” we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

A quarterly distribution of $0.50 was paid on September 14, 2011, to all common units that were outstanding on September 7, 2011. This represents the sixty-eighth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

Our secured credit facility, public debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our secured credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.625% senior notes due 2020. The secured credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.625% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our secured credit facility, public debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.

As of July 31, 2011, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2012. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of July 31, 2011, we had $292.5 million available under this shelf registration statement; and

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of July 31, 2011, we had $228.6 million available under this shelf agreement.

Operating Activities

Net cash provided by operating activities was $117.6 million for fiscal 2011, compared to net cash provided by operating activities of $134.6 million for fiscal 2010. This decrease in cash provided by operating activities was primarily due to a $53.1 million decrease in cash flow from operations and a $10.0 million decrease in net funding from our accounts receivable securitization facility, which were partially offset by a $47.2 million decrease in working capital requirements.

The decrease in cash flow from operations is primarily due to a $39.9 million decrease in gross margin from propane and other gas liquids sales and a $3.6 million decrease in “Gross margin — Other,” both as discussed above.

The $10.0 million decrease in net funding from our accounts receivable securitization facility is due to a change in accounting principle which requires us, on a prospective basis, to disclose cash flows related to the accounts receivable securitization facility as “net additions to collateralized short-term borrowings” in the “Cash flows from financing activities” section of the consolidated statements of cash flows.

The decrease in working capital requirements was primarily due to $67.9 million from the timing of inventory purchases and $18.9 million from the timing of accounts payable disbursements, which were somewhat offset by $31.3 million due to the impact of higher propane sales prices and the timing of billings and collections on accounts receivable and a $10.0 million litigation accrual.

Net cash provided by operating activities was $134.6 million for fiscal 2010, compared to net cash provided by operating activities of $201.8 million for fiscal 2009. This decrease in cash provided by operating activities was primarily due to a $106.5 million increase in working capital requirements and a $9.2 million decrease in cash flow from operations which were partially offset by a $46.0 million increase in net funding from our accounts receivable securitization facility.

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

The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the loss on extinguishment of debt of $20.7 million on the early redemption of our series D and E senior notes and our early redemption of $268.0 million of our 8.75% senior notes, which was somewhat offset by an $11.9 million increase in operating income.

The $46.0 million increase in net funding from our accounts receivable securitization facility is primarily due to an increase in accounts receivable sales to the facility to fund the working capital requirements discussed above.

The operating partnership

Net cash provided by operating activities was $148.8 million for fiscal 2011, compared to net cash provided by operating activities of $162.5 million for fiscal 2010. This decrease in cash provided by operating activities was primarily due to a $51.3 million decrease in cash flow from operations and a $10.0 million decrease in net funding from our accounts receivable securitization facility, which were partially offset by a $48.7 million decrease in working capital requirements.

The decrease in cash flow from operations is primarily due to a $39.9 million decrease in gross margin from propane and other gas liquids sales, a $6.3 million increase in “Loss on extinguishment of debt” and a $3.6 million decrease in “Gross margin — Other,” each as discussed above.

The $10.0 million decrease in net funding from our accounts receivable securitization facility is due to a change in accounting principle which requires us, on a prospective basis, to disclose cash flows related to the accounts receivable securitization facility as “net additions to collateralized short-term borrowings” in the “Cash flows from financing activities” section of the consolidated statements of cash flows.

The decrease in working capital requirements was primarily due to $67.9 million from the timing of inventory purchases and $18.9 million from the timing of accounts payable disbursements, which were somewhat offset by $31.3 million due to the impact of higher propane sales prices and the timing of billings and collections on accounts receivable and a $10.0 million litigation accrual.

Net cash provided by operating activities was $162.5 million for fiscal 2010, compared to net cash provided by operating activities of $225.6 million for fiscal 2009. This decrease in cash provided by operating activities was primarily due to a $106.8 million increase in working capital requirements and a $4.9 million decrease in cash flow from operations, which was partially offset by a $46.0 million increase in net funding from our accounts receivable securitization facility.

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

The decrease in cash flow from operations is primarily due to a decrease in net earnings resulting from the loss on extinguishment of debt of $17.3 million on the early redemption of our series D and E senior notes which was somewhat offset by a $12.0 million increase in operating income.

The $46.0 million increase in net funding from our accounts receivable securitization facility is primarily due to an increase in accounts receivable sales to the facility to fund the working capital requirements discussed above.

Investing Activities

Net cash used in investing activities was $51.1 million for fiscal 2011, compared to net cash used in investing activities of $81.3 million for fiscal 2010. This decrease in net cash used in investing activities is primarily due to a $33.6 million decrease in capital expenditures related to acquisitions.

Net cash used in investing activities was $81.3 million for fiscal 2010, compared to net cash used in investing activities of $53.2 million for fiscal 2009. This increase in net cash used in investing activities is primarily due to a $38.2 million increase in capital expenditures related to the acquisition of propane distribution assets, which is somewhat offset by an $8.9 million decrease in growth and maintenance capital expenditures.

Financing Activities

Net cash used in financing activities was $70.5 million for fiscal 2011, compared to net cash used in financing activities of $49.0 million for fiscal 2010. This increase in net cash used in financing activities was primarily due to a $177.4 million net decrease in long-term borrowings and a $5.2 million increase in distributions paid. This decrease in long-term borrowings and increase in distributions paid was primarily due to the refinancing of long-term debt with equity offering proceeds during fiscal 2011. These cash decreases were somewhat offset by a $137.3 million increase in proceeds from equity offerings as discussed above, a $14.0 million increase in net additions to collateralized short-term borrowings due to a change in accounting principle which requires us, on a prospective basis, to no longer disclose cash flows related to the accounts receivable securitization facility as “Accounts receivable securitization” in the “Cash flows from operating activities” section of the consolidated statements of cash flows and a $12.2 million decrease in cash used to fund transaction costs.

The $14.0 million increase in net additions to collateralized short-term borrowings should be viewed in conjunction with the $10.0 million decrease in net funding from our accounts receivable securitization facility, as discussed in Operating Activities above. This net $4.0 million cash increase was principally used in the $3.3 million decrease in short-term borrowings.

The $177.4 million net decrease in long-term borrowings is due primarily to the timing of long-term debt refinancings and a decrease in capital expenditures, as discussed in Investing Activities above.

Net cash used in financing activities was $49.0 million for fiscal 2010, compared to net cash used in financing activities of $158.1 million for fiscal 2009. The decrease in net cash used by financing activities was primarily due to a $123.2 million net increase in long-term borrowings and a $60.6 million decrease in repayments on short term borrowings. These cash increases were somewhat offset by a $49.5 million reduction in proceeds from equity offerings and an $18.2 million use of cash to fund transaction costs associated with the issuance of new term debt, the accounts receivable securitization facility and secured credit facility.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $145.0 million during fiscal 2011 in connection with the distributions declared for the three months ended July 31, 2010, October 31, 2010, January 31, 2011 and April 30, 2011. The quarterly distribution on all common units and the related general partner distributions for the three months ended July 31, 2011 of $38.4 million was paid on September 14, 2011 to holders of record on September 7, 2011.

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

Secured credit facility

During September 2011, we executed an amendment to our secured credit facility. This amendment changed the maturity of the secured credit facility to five years, extending the maturity date to September 2016. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the secured credit facility will bear interest at rates ranging from 1.25% to 1.50% lower than the existing secured credit facility.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2011, we had total borrowings outstanding under this secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt.

Borrowings under the secured credit facility had a weighted average interest rate of 6.53% at July 31, 2011. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00%; or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00%.

As of July 31, 2011, the federal funds rate and Bank of America’s prime rate were 0.11% and 3.25%, respectively. As of July 31, 2011, the one-month and three-month Eurodollar Rates were 0.22% and 0.34%, respectively.

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

Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2011, we had available letter of credit remaining capacity of $152.5 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 2.00% to 3.00% times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (“QSPEs”). The second amends guidance applicable to variable interest entities (“VIEs”). The provisions of these amendments require us to evaluate all VIEs to determine whether they must be consolidated.

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

Subsequent to adoption, expenses associated with these transactions are now recorded in “Interest expense” and are no longer recorded in “Loss on transfer of accounts receivable related to the accounts receivable securitization” or “Service income related to the accounts receivable securitization” in the consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are now recorded in “Cash flows from financing activities” and no longer recorded in “Cash flows from operating activities” in the consolidated statements of cash flows. The adoption of these amendments did not have a significant impact on our debt covenant agreements.

Cash flows from our accounts receivable securitization facility increased $4.0 million. We received net funding of $14.0 million from this facility during fiscal 2011 as compared to receiving net funding of $10.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. This agreement allows for the proceeds of up to $145.0 million from the securitization of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. As of July 31, 2011, we had received cash proceeds of $61.0 million related to the securitization of our trade accounts receivable, with the ability to receive proceeds of an additional $3.0 million. As of July 31, 2011, the weighted average interest rate was 3.6%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

During fiscal 2011, we completed a registered public offering of 5.1 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.4 million common units and an over-allotment offering of 0.7 million common units. Net proceeds of approximately $127.3 million were used to redeem $98.0 million of our $280.0 million 8.625% fixed rate senior notes due 2020, to pay the related $8.4 million make-whole payment, to pay $2.4 million of accrued interest and to reduce outstanding indebtedness under our secured credit facility.

During fiscal 2011, we entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under our secured credit facility.

During fiscal 2010, Ferrellgas Partners completed an offering of 1.1 million common units representing limited partner interests. The net proceeds of $20.0 million were used to reduce borrowings under our unsecured credit facility.

Ferrellgas issued $2.9 million and $3.1 million of common units in connection with acquisitions during fiscal 2011 and 2010, respectively.

Ferrellgas issued $0.6 million and $1.2 million of common units pursuant to its unit option plan during fiscal 2011 and 2010, respectively.

Debt issuances and repayments

During November 2010, we issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. We received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of our $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. During July 2011, we completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

During March 2011, we redeemed $98.0 million of our $280.0 million 8.625% fixed rate senior notes due 2020, paid an $8.4 million make-whole payment and paid $2.4 million of accrued interest.

These fiscal 2011 debt redemption transactions resulted in $19.5 million of make-whole payments and $27.5 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs for a total loss on extinguishment of debt of $47.0 million.

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

During April 2010, Ferrellgas Partners and Ferrellgas Partners Finance Corp. completed a public offering of $280.0 million in aggregate principal amount of new 8.625% senior unsecured notes due 2020. Ferrellgas Partners applied the net proceeds of approximately $273.4 million to redeem its $268.0 million 8.75% senior notes due 2012 and to pay the related prepayment premiums of $3.4 million.

These fiscal 2010 debt redemption transactions resulted in $20.7 million of make-whole payments for a total loss on extinguishment of debt of $20.7 million.

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements in fiscal 2012. See “Accounts Receivable Securitization” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See a discussion of related risk factors in the section in Item 1A. “Risk Factors.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to the redemption of $98.0 million of our $280.0 million 8.625% fixed rate senior notes in fiscal 2011, the redemption of all of our $268.0 million 8.75% fixed rate senior notes in fiscal 2010, cash flows related to common unit issuances and cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $275.6 million and $193.8 million during fiscal 2011 and 2010, respectively. The operating partnership paid cash distributions of $38.8 million on September 14, 2011.

Contributions received by the operating partnership

During fiscal 2011, Ferrellgas Partners contributed $157.7 million of proceeds from equity offerings to the operating partnership. The operating partnership used these proceeds to reduce outstanding indebtedness under the secured credit facility. The operating partnership then distributed $107.9 million of these proceeds to Ferrellgas Partners to fund the redemption of $98.0 million of Ferrellgas Partners, L.P’s $280.0 million 8.625% fixed rate senior notes due 2020 and related make-whole and interest payments.

During fiscal 2011, the operating partnership received asset contributions from Ferrellgas Partners of $2.9 million in connection with acquisitions. The general partner made cash contributions of $1.6 million and non-cash contributions of $0.2 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

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

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $233.1 million for fiscal 2011, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2011	Distributions paid during the year ended July 31, 2011
Ferrell Companies (1)	20,080,776	$40,160
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,353,475	8,708

(1)   Ferrell Companies is the sole shareholder of our general partner.

(2)   FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)   Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During fiscal 2011, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $4.2 million.

On September 14, 2011, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During fiscal 2011, we paid Fleishman-Hillard Inc. $0.1 million for marketing and communications services. Elizabeth Solberg, who was a member of our general partner’s Board of Directors during fiscal 2011, serves as the General Manager of Fleishman-Hillard Inc.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2011:

	Payment or settlement due by fiscal year
(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt, including current portion (1)	$2,557	$2,096	$2,079	$2,028	$1,976	$1,049,018	$1,059,754
Fixed rate interest obligations (2)	75,573	75,573	75,573	75,573	75,573	266,350	644,215
Operating lease obligations (3)	20,998	15,023	11,680	9,270	7,401	10,880	75,252
Operating lease buyouts (4)	3,205	1,456	899	787	966	4,372	11,685
Purchase obligations: (5)
Product purchase commitments: (6)
Estimated payment obligations	1,651,844	141,626	—	—	—	—	1,793,470
Employment agreements (7)	—	—	—	—	—	1,088	1,088
Total	$1,754,177	$235,774	$90,231	$87,658	$85,916	$1,331,708	$3,585,464
Underlying product purchase volume commitments (in gallons)	1,082,909	100,745	—	—	—	—	1,183,654

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

(2)          Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2011, variable rate interest on our outstanding balance of long-term variable rate debt of $64.6 million would be $3.0 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

(6)          We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2011 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)          We have an incentive bonus payable to James E. Ferrell of $1.1 million upon his termination of employment with us.

The components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt, including current portion (1)	$2,557	$2,096	$2,079	$2,028	$1,976	$867,018	$877,754
Fixed rate interest obligations (2)	59,875	59,875	59,875	59,875	59,875	203,563	502,938
Total	$62,432	$61,971	$61,954	$61,903	$61,851	$1,070,581	$1,380,692

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

(2)          Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2011, variable rate interest on our outstanding balance of long-term variable rate debt of $64.6 million would be $3.0 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

The components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

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

Our off-balance sheet arrangements include the leasing of transportation equipment, property and computer equipment and letters of credit available under our secured credit facility.

The leasing of transportation equipment, property and computer equipment is accounted for as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing.

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $4.4 million as of July 31, 2011. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of a recently issued accounting pronouncement that we have not yet adopted as of July 31, 2011. See Note B — Summary of significant accounting policies — to our consolidated financial statements for additional discussion of this pronouncement.

Title of Guidance	Effective Date
Accounting Standards Update No. 2011-05 “Comprehensive Income”	Fiscal years, and interim periods within those years, beginning after December 15, 2011

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to depreciable lives in fiscal 2011, 2010 or 2009.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2011, 2010 or 2009.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2011, 2010 and 2009, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2011, 2010 and 2009, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

As of July 31, 2011, 2010 and 2009, the carrying value of our intangible asset portfolio was $204.1 million, $221.1 million and $212.0 million, respectively. We did not recognize any impairment losses related to our intangible assets during fiscal 2011, 2010 or 2009. For additional information regarding our intangible assets, see Note B - Summary of significant accounting policies - and Note G - Goodwill and intangible assets, net - to our consolidated financial statements.

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

Stock and unit-based compensation

We utilize a binomial valuation tool to compute an estimated fair value of stock and unit-based awards at each balance sheet date. This valuation tool requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include our computation of volatility, the number of groups of employees, the expected term of awards and the forfeiture rate of awards.

•                  Our stock-based awards plan grants awards out of Ferrell Companies. Ferrell Companies is not a publicly-traded company and management does not believe it can be categorized within any certain industry group. As a result, our volatility computation is highly subjective. If a different volatility factor were used, it could significantly change the fair value assigned to stock-based awards at each balance sheet date.

•                  Management believes we have three groups of employees that participate in our stock and unit-based compensation plans. If a determination were made that we have a different number of groups of employees, that determination could significantly change the expected term and forfeiture rate assigned to our stock and unit-based awards.

•                  Our method for computing the expected term of our stock and unit-based awards utilizes a combination of historical exercise patterns and estimates made by management on grantee exercises patterns. This method could assign a term to our stock and unit-based awards that is significantly different from their actual terms, which could result in a significant difference in the fair value assigned to the awards at each balance sheet date.

•                  Our method for computing the expected forfeiture rates of our stock and unit-based awards utilizes a combination of historical forfeiture patterns and estimates made by management on forfeiture patterns. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our stock and unit-based awards.

Litigation accruals and environmental liabilities

We are involved in litigation regarding pending claims and legal actions that arise in the normal course of business and may own sites at which hazardous substances may be present. In accordance with GAAP, we establish reserves for pending claims and legal actions or environmental remediation liabilities when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2011. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Our risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on our financial statements until settled.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2011 and 2010, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $7.5 million and $7.8 million as of July 31, 2011 and 2010, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At July 31, 2011 and 2010, we had $190.5 million and $167.0 million, respectively, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $1.9 million for fiscal 2012. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2011, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2011.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, L.P., as of July 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the most recent fiscal quarter ended July 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and subsidiaries
Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended July 31, 2011 of the Partnership and our report dated September 26, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph related to the adoption of new accounting guidance with respect to transfers of financial assets and the consolidation of variable interest entities effective August 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

September 26, 2011

ITEM 9B.               OTHER INFORMATION.

On September 23, 2011, Eric J. Bruun and Jack A. Newman, Jr. were elected to the Board of Directors, succeeding William K. Hoskins and Elizabeth T. Solberg who have announced their retirement from the Board of Directors. Mr. Bruun will serve on the Audit Committee and the Compensation Committee while Mr. Newman will serve on the Audit Committee and as Chairman of the Corporate Governance and Nominating Committee.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 23, 2011. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	71	1984	2000	Executive Chairman and Chairman of the Board of Directors

Stephen L. Wambold	43	2009	2005	Chief Executive Officer and President, Director

J. Ryan VanWinkle	38	N/A	2008	Senior Vice President and Chief Financial Officer; Treasurer

Tod D. Brown	48	N/A	2006	Senior Vice President, Ferrellgas and President, Blue Rhino

George L. Koloroutis	50	N/A	2006	Senior Vice President, Ferrellgas and President, Ferrell North America

Eric J. Bruun	42	2011	N/A	Director

A. Andrew Levison	55	1994	N/A	Director

John R. Lowden	54	2003	N/A	Director

Michael F. Morrissey	69	1999	N/A	Director

Jack A. Newman, Jr.	63	2011	N/A	Director

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

J. Ryan VanWinkle — Mr. VanWinkle joined our general partner in 1999, became Director of Finance and Treasury in 2004, became Vice President, Finance and Corporate Development in 2007, became Chief Financial Officer, Vice President, Corporate Development and Treasurer in 2008 and became Senior Vice President and Chief Financial Officer; Treasurer in 2009. Mr. VanWinkle also serves as a member of the Board of Directors for the Children’s Center for the Visually Impaired in Kansas City, Missouri and for the Employee-Owned S Corporations of America. Mr. VanWinkle obtained his Bachelor of Science degree in Accounting from the University of Missouri — Kansas City.

Tod D. Brown — Mr. Brown joined our general partner as Senior Director of Sales, Blue Rhino in 2004, became Vice President of Sales, Blue Rhino in 2005, became Vice President, Blue Rhino in 2006, became Senior Vice President, Ferrellgas and President, Blue Rhino in 2008. Mr. Brown obtained his Bachelor of Arts degree from Ball State University.

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

Eric J. Bruun — Mr. Bruun was appointed to the Board of Directors in September 2011 and is a member of the Board’s Audit and Compensation Committees. Mr. Bruun is currently the Managing Partner at CID Capital, a private equity capital firm. Mr. Bruun joined CID Capital in 2000 and helps guide that firm through all facets of the investment cycle, including origination, valuation, due diligence, financing and negotiation of terms and conditions with all parties. Prior to joining CID Capital, Mr. Bruun held supervisory and management positions and led operational improvement projects for new acquisitions for the Conseco Companies. Mr. Bruun is Chairman of Salon Grafix and a Director of GT Exhaust. Mr. Bruun obtained his Master’s degree in Business Administration and his Bachelor’s degree in Psychology from Purdue University. Mr. Bruun brings to the Board significant experience in capital markets, growth strategies and acquisitions.

A. Andrew Levison — Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation and Corporate Governance and Nominating Committees. For the past five years Mr. Levison has served as the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, and the Levison/Present Foundation at Mount Sinai Hospital in New York City. Mr. Levison obtained his Bachelor of Science degree in Finance from Babson College.

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

John R. Lowden — Mr. Lowden was appointed to the Board of Directors in 2003 and is a member of the Board’s Compensation and Corporate Governance and Nominating Committees. For the past five years Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of World Dryer Corporation and Metpar Industries, Inc. and serves on the Board of Trustees of Wake Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

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

Michael F. Morrissey — Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. For the past five years Mr. Morrissey has served as a board member on the boards of directors of various companies, and currently serves on the Board of Directors and as Audit Committee Chairman of Westar Energy, Inc. (since 2003), serves on the Board of Directors and as Audit Committee Chairman of Waddell & Reed Financial, Inc. (since 2010), and the boards of several private companies and not-for-profit organizations.

Mr. Morrissey served as a partner of Ernst & Young for seventeen years. Prior to that, Mr. Morrissey worked for twelve years for two major accounting firms, one of which was Ernst & Young (for seven years). Mr. Morrissey has been a Certified Public Accountant since 1972. Mr. Morrissey brings to the Board substantial experience as the chairman of the audit committees of public companies, many years of experience as an audit partner of a major accounting firm and extensive experience as a director of other large private and public companies. We consider Mr. Morrissey to be a financial and accounting expert. Mr. Morrissey has a high level of understanding of the Board’s role and responsibilities based on his service on other company boards. Mr. Morrissey obtained his Bachelor of Business Administration degree in Accounting from the University of Notre Dame and obtained his Master of Business Administration degree in Finance from Temple University.

Jack A. Newman, Jr. — Mr. Newman was appointed to the Board of Directors in September 2011 and is a member of the Board’s Audit and Corporate Governance and Nominating Committees. Mr. Newman currently offers strategy and general business consulting services through Jack Newman Advisory Services. Prior to establishing this entity in 2008, Mr. Newman served for over 12 years as Executive Vice President for Cerner Corporation, a publicly held NASDAQ listed health care information systems and knowledge services company. In this capacity, he served as the primary senior executive charged with establishing and overseeing relationships with Cerner’s largest domestic clients. Prior to joining Cerner, Mr. Newman had a 22 year career with KPMG, LLP, 14 of which he served as a partner. While with KPMG, he worked extensively with the health care industry, and served as KPMG’s Partner-in Charge of the National Health Care Strategy Practice. Mr. Newman is a CPA and has a B.A. degree from Benedictine College and a Master’s degree in Public Administration from the University of Missouri - Kansas City. Mr. Newman currently serves on the boards of directors of Entertainment Properties Trust,

Enterprise Bank & Trust and on the boards of directors of other nonpublic entities. We consider Mr. Newman to be a financial and accounting expert.

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

Additionally, the Board has affirmatively determined that Messrs. Bruun, Levison, Lowden, Morrissey and Newman, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these five non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. The last CEO certification to the NYSE was submitted on October 4, 2010.

Audit Committee

The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Bruun and Newman. Mr. Morrissey is the chairman of the Audit Committee and has been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the NYSE and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE. The Board has determined that all of the members of the Audit Committee are independent as described under the relevant standards.

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

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, comprised of Messrs. Newman, Levison and Lowden. Mr. Newman is the chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards.

Compensation Committee

The Board has a designated Compensation Committee, comprised of Messrs. Lowden, Bruun and Levison. Mr. Lowden is the chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisors as it deems necessary or appropriate.

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

913-661-1533

investors@ferrellgas.com.

Any communications directed to the Board of Directors from employees or others that concern complaints regarding accounting, internal controls or auditing matters will be handled in accordance with procedures adopted by the Audit Committee. All other communications directed to the Board of Directors are initially reviewed by the Investor Relations Department. The Chairman of the Corporate Governance and Nominating Committee is advised promptly of any such communication that alleges misconduct on the part of management or raises legal, ethical or compliance concerns about the policies or practices of the general partner. On a periodic basis, the Chairman of the Corporate Governance and Nominating Committee receives updates on other communications that raise issues related to the affairs of the Partnership but do not fall into the two prior categories. The Chairman of the Corporate Governance and Nominating Committee determines which of these communications require further review. The Corporate Secretary maintains a log of all such communications that is available for review for one year upon request of any member of the Board. Typically, the general partner does not forward to the Board of Directors communications from unitholders or other parties which are of a personal nature or are not related to the duties and responsibilities of the Board, including junk mail, customer complaints, job inquiries, surveys and polls, and business solicitations.

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

Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2011 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.                 EXECUTIVE COMPENSATION.

Compensation Committee Report

As of September 22, 2011, the Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:

John R. Lowden

Elizabeth T. Solberg

A. Andrew Levison

Compensation Committee Interlocks and Insider Participation

As of September 23, 2011, the Compensation Committee is comprised of Messrs. Lowden, Bruun and Levison. None of the members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2011. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.

Compensation Discussion and Analysis

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2011, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2011, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2011 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2011 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

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

Companies included in the above benchmarking groups are as follows:

•                  Targa Resources Partners

•                  Enbridge Energy Partners

•                  Energy Transfer Partners

•                  UGI Corp.

•                  Sunoco Logistics Partners

•                  New Jersey Resources Corp.

•                  Amerigas Partners

•                  Copano Energy

•                  Suburban Propane Partners

•                  Laclede Group Inc.

•                  WGL Holdings Inc.

•                  Star Gas Partners

•                  Inergy L.P.

•                  South Jersey Industries Inc.

•                  Alliance Resource Partners

•                  Oneok Partners

During fiscal 2011, elements of compensation for our NEOs consisted of the following:

•                  base salary;

•                 discretionary bonus;

•                  non-equity incentive plan;

•                  stock based and unit option plans;

•                  employee stock ownership plan;

•                  deferred compensation plans; and

•                  employment and change-in-control agreements.

Base Salary

Stephen L. Wambold, with the assistance of J. Ryan VanWinkle, formulates preliminary base salary recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes compensation survey data provided by the consulting firm Mercer Human Resources Consulting to provide market data that is used to create benchmarks for each NEO’s base salary. The amount of salary paid to each NEO during fiscal year 2011 is displayed in the “Salary” column of the Summary Compensation Table.

Discretionary Bonus

Stephen L. Wambold has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by an NEO that Stephen L. Wambold believes exceeded expectations in operational or strategic objectives during the last fiscal year. The amount of discretionary bonus paid to each NEO for fiscal 2011 is displayed in the “Bonus” column of the Summary Compensation Table.

Non-Equity Incentive Plan

Each NEO participates in the general partner’s Corporate Incentive Plan. The purpose of this plan is to provide an incentive for NEOs to meet or exceed annual profitability targets that are consistent with the company’s overall long term strategy to increase unitholder value. Our Compensation Committee utilizes compensation survey data provided by the consulting firm Mercer Human Resources Consulting to assist in assigning an appropriate incentive target for each NEO. The amount of corporate incentive plan paid to each NEO for fiscal 2011 is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

This plan awards a cash payment to the NEO if distributable cash flow (“DCF”) targets are achieved for the fiscal year. DCF has been selected in order to align performance measures for NEOs with how our investors evaluate our performance. Each NEO’s incentive target is computed as a percentage of their base salary. For fiscal 2011 this percentage was as follows:

Named Executive Officer	% of Salary Incentive Target
Stephen L. Wambold	100%
J. Ryan VanWinkle	100%
James E. Ferrell	100%
Tod D. Brown	100%
George L. Koloroutis	100%

For Stephen L. Wambold, J. Ryan VanWinkle and James E. Ferrell, awards under the plan are based on total company DCF. Total company actual DCF as a percentage of total company target DCF will result in incentive target potential payouts as provided in the table below. No payout will be made if actual DCF is less than 85% of targeted DCF.

Percent of Planned DCF Achieved	Incentive Target Potential
85%	12.5%
90%	25.0%
95%	50.0%
100%	100.0%
105%	125.0%
110% and above	150.0%

For Tod D. Brown, awards under the plan are based 80% on DCF performance of the internal departments under his control and 20% on total company DCF. The internal departments’ actual DCF as a percentage of the internal departments’ target DCF and total company actual DCF as a percentage of total company target DCF will result in incentive target potential payouts as provided in the table below. No payout will be made if actual DCF is less than 85% of targeted DCF.

Percent of Planned DCF Achieved	Incentive Target Potential
85%	12.5%
90%	25.0%
95%	50.0%
100%	100.0%
105%	125.0%
110% and above	150.0%

For George L. Koloroutis, awards under the plan are based 80% on DCF performance of the internal departments under his control and 20% on total company DCF. The internal departments’ actual DCF as a percentage of the internal departments’ target DCF and total company actual DCF as a percentage of total company target DCF will result in incentive target potential payouts as provided in the table below. No payout will be made if actual DCF is less than 85% of targeted DCF.

Percent of Planned DCF Achieved	Incentive Target Potential
85%	12.5%
90%	25.0%
95%	50.0%
100%	100.0%
105%	125.0%
110% and above	150.0%

For fiscal 2011, the percent of targeted total company DCF achieved fell below the 85% range, resulting in no corporate incentive plan payout for Stephen L. Wambold, J. Ryan VanWinkle and James E. Ferrell. For Incentive Plan purposes, total company actual DCF was computed as follows:

(in thousands)
Net loss attributable to Ferrellgas Partners, L.P.	$(43,648)
Add (subtract):
Income tax expense	1,241
Interest expense	101,885
Depreciation and amortization expense	82,486
Loss on extinguishment of debt	46,962
Non-cash employee stock ownership plan compensation charge	10,157
Non-cash stock and unit-based compensation charge	13,488
Loss on disposal of assets and other	3,633
Other income (expense), net	(567)
Litigation accrual and related legal fees	12,120
Incentive expense	3,259
Net loss attributable to noncontrolling interest	(112)
Net cash interest expense	(93,353)
Maintenance capital expenditures	(15,437)
Cash paid for taxes	(591)
Proceeds from asset sales	5,994
DCF (a)	$127,517

(a)          DCF is calculated as loss before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, a litigation accrual and related legal fees of $12.1 million, incentive expense and net loss attributable to noncontrolling interest. Additionally, we subtract net cash interest expense, maintenance capital expenditures and cash paid for taxes and add proceeds from asset sales. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating DCF may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Tod D. Brown’s internal departments’ percent of targeted DCF achieved was over 110% of plan, resulting in an incentive target potential of 80% of 150%.

George L. Koloroutis’ internal departments’ percent of targeted DCF achieved was over 110% of plan, resulting in an incentive target potential of 80% of 150%.

Neither Tod D. Brown nor George L. Koloroutis received an incentive payout with respect to the 20% of their awards attributable to total company DCF.

Stephen L. Wambold has the authority to withhold any portion of each NEO’s  incentive payout at his  sole discretion.

Stock-based and Unit Option Plans

We have two equity-based incentive plans available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” and the “Ferrellgas Unit Option Plan.” The amount of compensation cost related to these plans incurred for each NEO during fiscal 2011 is displayed in the “Option Awards” column of the Summary Compensation Table.

Ferrell Companies Incentive Compensation Plan (“ICP”) — The Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. The ICP awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. In order to allow for cashless exercises of Stock-based awards, during fiscal 2011, all ICP stock options were exchanged for SARs with terms and conditions identical to the stock options they replaced. This conversion had no impact on the fair market value of the awards.

The ICP awards are granted periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the Employee Stock Ownership Plan. All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which consists of Stephen L. Wambold, J. Ryan VanWinkle, George L. Koloroutis and Tod D. Brown. Awards granted to NEOs must also be approved by the Compensation Committee of the Board of Directors. To assist the ICP Option Committee and the Compensation Committee of the Board of Directors in determining the quantity of awards to grant to an NEO, J. Ryan VanWinkle utilizes compensation survey data provided by the consulting firm Mercer Human Resources Consulting to provide market data that is used to create recommended ranges of current year ICP award grants by executive position.

Ferrellgas Unit Option Plan (“UOP”) — The Second Amended and Restated Ferrellgas Unit Option Plan grants employees of our general partner unit options to purchase our common units. The purpose of the UOP is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance; to generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our unitholders; and to enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.

This plan is authorized to issue options in common units to employees of the general partner or its affiliates. The Board of Directors of the general partner in its sole discretion administers the authorization of grants and sets the unit option price and vesting terms. The options currently outstanding vest over a five year period and expire on the tenth anniversary date of the grant.

During fiscal 2011, no new awards were granted to any NEOs under the UOP.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2011 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a nonqualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2011 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Our contributions to the profit sharing portion of this plan are discretionary and no profit sharing contributions were made to this plan for fiscal 2011. However, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 5% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined.

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

The specific terms of these agreements are described under “Other Potential Post-Employment Payments” below.

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our general partner’s NEOs:

Name and Principal Position	Year	Salary ($)		Bonus ($)	(1) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	(2) All Other Compensation ($)	Total ($)

Stephen L. Wambold	2011	700,027		400,000	226,370	—	28,966	1,355,363
Chief Executive Officer and President	2010	672,077		140,000	3,139,470	700,000	18,647	4,670,194
	2009	500,019		100,000	253,958	500,000	17,056	1,371,033

J. Ryan VanWinkle	2011	350,013		175,000	108,300	—	43,026	676,339
Senior Vice President and Chief Financial Officer; Treasurer	2010 2009	343,763 275,010		50,000 75,000	1,550,874 315,805	350,000 275,000	18,897 18,660	2,313,534 959,475

James E. Ferrell	2011	500,019	(3)	200,000	155,400	—	11,804	867,223
Executive Chairman and Chairman of the Board of Directors	2010 2009	653,102 825,032	(3) (3)	1,775,000 —	3,124,775 —	— —	12,534 12,548	5,565,411 837,580

Tod D. Brown	2011	298,846		—	231,408	250,000	27,199	807,453
Senior Vice President, Ferrellgas and President, Blue Rhino	2010 2009	270,000 270,404		145,000 87,500	871,050 167,025	405,000 337,500	16,498 16,619	1,707,548 879,048

George L. Koloroutis	2011	302,099		—	195,100	250,000	31,652	778,851
Senior Vice President, Ferrellgas and President, Ferrell North America	2010 2009	272,927 250,010		112,500 150,000	1,018,933 167,025	412,500 375,000	45,897 19,704	1,862,757 961,739

(1)       See Note B — Summary of significant accounting policies (16) Stock and unit-based compensation — to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. During fiscal 2011, all outstanding ICP options were exchanged for SARs. Terms remained unchanged.

(2)       All Other Compensation consisted of the following:

Name	Year	ESOP Allocations ($)	401(k) Plan Match ($)	SSP Match ($)	Other ($)		Total All Other Compensation ($)
Stephen L. Wambold	2011	12,398	5,479	3,361	7,728	(4)	28,966
	2010	9,469	7,250	1,550	378	(5)	18,647
	2009	9,306	7,750	—	—		17,056

J. Ryan VanWinkle	2011	12,398	5,416	3,361	21,851	(6)	43,026
	2010	9,469	7,437	1,550	441	(5)	18,897
	2009	9,306	8,323	1,031	—		18,660

James E. Ferrell	2011	—	—	3,361	8,443	(7)	11,804
	2010	—	10,984	1,550	—		12,534
	2009	—	9,848	2,700	—		12,548

Tod D. Brown	2011	12,398	7,867	1,796	5,138	(8)	27,199
	2010	9,469	6,589	—	440	(5)	16,498

	2009	9,306	7,313	—	—		16,619

George L. Koloroutis	2011	12,398	6,208	1,839	11,207	(9)	31,652
	2010	9,469	8,292	1,550	26,586	(10)	45,897
	2009	9,306	9,919	479	—		19,704

(3)       Included in this amount is $120,000 of compensation for James E. Ferrell’s role as Chairman of the Board of Directors.

(4)       This amount primarily includes $6,639 for payment of personal financial, tax or legal advice.

(5)       This amount represents taxes related to a reimbursement of 401k forfeitures.

(6)       This amount primarily includes $14,143 for payment of personal financial, tax or legal advice and a $7,363 gift card.

(7)       This amount includes $6,818 for personal travel of spouse and $1,625 for payment of personal financial, tax or legal advice.

(8)       This amount primarily includes $4,940 for payment of personal financial, tax or legal advice.

(9)       This amount primarily includes $5,258 for payment of personal financial, tax or legal advice and a $5,000 gift card.

(10)     This amount primarily includes a payment for reimbursement of medical expenses of $18,350 and related tax gross-up of $7,586.

Grants of Plan-Based Awards

The following table lists information on our general partner’s NEOs grants of plan based awards during the fiscal year ended July 31, 2011:

Ferrell Companies Incentive Compensation Plan

Name		Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Award ($)
Stephen L. Wambold	(1)	7/19/2011	46,250	23.95	10,175
	(2)	7/19/2011	186,375	23.95	216,195

J. Ryan VanWinkle	(1)	7/19/2011	37,500	23.95	8,250
	(2)	7/19/2011	86,250	23.95	100,050

James E. Ferrell	(1)	7/19/2011	100,000	23.95	22,000
	(2)	7/19/2011	115,000	23.95	133,400

Tod D. Brown	(1)	7/19/2011	30,000	23.95	6,600
	(2)	7/19/2011	193,800	23.95	224,808

George L. Koloroutis	(1)	7/19/2011	30,000	23.95	6,600
	(2)	7/19/2011	162,500	23.95	188,500

(1)       Grant vests immediately and expires in ten years.

(2)       Grant vests ratably over five years and expires in ten years.

Outstanding Equity Awards at Fiscal Year End

The following tables list information concerning our general partner’s NEOs outstanding equity awards as of July 31, 2011:

Ferrell Companies Incentive Compensation Plan

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Stephen L. Wambold	500	2,250	(1)	8.02	1/31/2018
	5,250	28,875	(2)	11.78	5/1/2019
	—	40,000	(3)	14.87	8/1/2016
	—	60,000	(4)	16.60	9/1/2017
	—	45,000	(5)	14.95	3/1/2019
	—	32,000	(6)	14.95	9/1/2019
	132,000	268,000	(7)	19.88	3/12/2020
	52,950	211,800	(8)	19.88	7/19/2020
	46,250	186,375	(9)	23.95	7/19/2021

J. Ryan VanWinkle	1,000	4,500	(10)	8.02	3/12/2018
	—	4,875	(11)	11.78	9/15/2019
	—	10,000	(4)	16.60	9/1/2017
	20,000	40,000	(12)	17.01	3/1/2018
	—	60,000	(5)	14.95	3/1/2019
	—	30,000	(6)	14.95	9/1/2019
	82,500	167,500	(7)	19.88	3/12/2020
	6,675	26,700	(8)	19.88	7/19/2020
	37,500	86,250	(9)	23.95	7/19/2021

James E. Ferrell	—	187,500	(13)	4.28	1/31/2020
	—	40,000	(6)	14.95	9/1/2019
	121,500	486,000	(8)	19.88	7/19/2020
	100,000	115,000	(9)	23.95	7/19/2021

Tod D. Brown	3,000	—		14.04	4/15/2016
	—	9,200	(3)	14.87	8/1/2016
	10,000	10,000	(14)	15.04	2/1/2017
	—	50,000	(4)	16.60	9/1/2017
	—	30,000	(5)	14.95	3/1/2019
	—	24,000	(6)	14.95	9/1/2019
	54,450	110,550	(7)	19.88	3/12/2020
	30,000	193,800	(9)	23.95	7/19/2021

George L. Koloroutis	1,500	—		4.75	1/31/2018
	2,500	11,250	(1)	8.02	1/31/2018
	—	11,000	(3)	14.87	8/1/2016
	—	50,000	(4)	16.60	9/1/2017
	—	30,000	(5)	14.95	3/1/2019
	—	24,000	(6)	14.95	9/1/2019
	54,450	110,550	(7)	19.88	3/12/2020
	7,450	29,800	(8)	19.88	7/19/2020
	30,000	162,500	(9)	23.95	7/19/2021

(1)     These options will be fully vested on 1/31/2015.

(2)     These options will be fully vested on 5/1/2016.

(3)     These options were fully vested on 8/1/2011.

(4)     These options will be fully vested on 9/1/2012.

(5)     These options will be fully vested on 9/1/2013.

(6)     These options will be fully vested on 9/1/2014.

(7)     These options will be fully vested on 3/12/2013.

(8)     These options will be fully vested on 7/19/2015.

(9)     These options will be fully vested on 7/19/2016.

(10)   These options will be fully vested on 3/12/2015.

(11)   These options will be fully vested on 9/15/2016.

(12)   These options will be fully vested on 3/1/2013.

(13)   These options will be fully vested on 12/15/2012.

(14)   These options will be fully vested on 2/1/2012.

Ferrellgas Unit Option Plan

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise price ($)	Option Expiration Date
Steven L. Wambold	20,150	45,000	(1)	11.63	2/20/2019
J. Ryan VanWinkle	—	30,000	(1)	11.63	2/20/2019
Tod D. Brown	6,000	27,000	(1)	11.63	2/20/2019
George L. Koloroutis	4,500	27,000	(1)	11.63	2/20/2019

(1)   These options will be fully vested on 2/20/2014.

Option Exercises

The following tables list information concerning our general partner’s NEO’s outstanding equity awards that were exercised during the fiscal year ended July 31, 2011:

Ferrell Companies Incentive Compensation Plan

Option Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise $
Steven L. Wambold	232,625	1,822,651
J. Ryan VanWinkle	123,750	835,333
James E. Ferrell	215,000	2,306,750
Tod D. Brown	223,800	1,935,794
George L. Koloroutis	192,500	1,757,395

Ferrellgas Unit Option Plan

Option Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise $
Steven L. Wambold	9,850	120,832
J. Ryan VanWinkle	10,000	138,100
Tod D. Brown	7,500	82,980
George L. Koloroutis	13,500	168,870

Nonqualified Deferred Compensation

The following table lists information concerning our general partner’s NEOs nonqualified SSP account activity during the fiscal year ended July 31, 2011:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY (1) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Stephen L. Wambold	39,085	3,361	24,763	—	206,036
J. Ryan VanWinkle	56,002	3,361	14,849	—	154,242
James E. Ferrell	56,002	3,361	148	—	1,520,205
Tod D. Brown	6,288	1,796	12,001	—	88,870
George L. Koloroutis	18,647	1,839	22,168	—	249,805

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

The incentive bonus is payable upon the termination of Mr. Ferrell’s employment agreement. The value of this bonus at July 31, 2011 was $1.1 million.

In addition to the compensation described above, Mr. Ferrell participates in our various employee benefit plans, with the exception of the Employee Stock Ownership Plan.

Pursuant to the terms of Mr. Ferrell’s employment agreement, in the event of death, permanent disability, a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to health, accident and life insurance benefits for a period of six months, a cash termination benefit payable within 30 days equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years and is entitled to additional gross-up payments on any payment subject to excise tax. The value of this termination benefit at July 31, 2011 was approximately $4.0 million.

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

The payments to Mr. Ferrell under the Change-in-Control Agreement are in addition to any payments to which Mr. Ferrell would be entitled under the terms of his separate employment agreement.

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

Pursuant to the terms of the employment agreements, in the event of death, disability, a termination for cause, voluntary resignation or mutual agreement, neither the NEO nor any other person will have any right to payments or benefits other than those listed above for periods after the NEO’s termination date.

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

Should a termination of employment occur resulting from a termination other than for Cause or from a termination for Good Reason, each as defined above, each of our NEOs will be entitled to:

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

The value of the cash severance payments under Mr. Ferrell’s Change-in-Control Agreement and under the employment agreements for all of the other NEOs above at September 1, 2011 would be:

NEO	Two times annual base salary ($)	Two times target bonus ($)
Stephen L. Wambold	1,400,000	1,400,000
J. Ryan VanWinkle	700,000	700,000

James E. Ferrell (1)	1,000,000	1,000,000
Tod D. Brown	700,000	700,000
George L. Koloroutis	700,000	700,000

(1) As discussed above, James E. Ferrell’s employment agreement contains a separate benefit payable upon certain qualifying terminations of employment or a change-in-control which is valued as of July 31, 2011 at an additional $4.0 million.

Compensation of Non-Employee Directors

We believe our non-employee director compensation package should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and option awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual board member.

ICP awards for non-employee members of the Board of Directors are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board of Directors with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our non-employee members of the Board of Directors and ensure that we are competitive in the marketplace for compensating our Board. ICP awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. During fiscal 2011, we granted SARs to each non-employee director and all previously granted ICP stock options were exchanged for SARs with terms and conditions identical to the stock options they replaced. This conversion had no impact on the fair market value of the awards. All SAR and option awards granted to our non-employee directors have an exercise price equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the ESOP.

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

The following table sets forth the compensation for the last completed fiscal year of our general partner’s Board of Directors.

Name		Fees Earned or Paid in Cash ($)	Option Awards (4) ($)	All Other Compensation ($)	Total ($)
William K. Hoskins	(1)	61,250	6,380	—	67,630
A. Andrew Levison	(2)	50,000	15,700	—	65,700
John R. Lowden	(2)	53,750	15,700	—	69,450
Michael F. Morrissey	(3)	65,000	20,160	—	85,160
Elizabeth T. Solberg	(1)	57,500	17,930	—	75,430

(1)   At July 31, 2011 this director had 90,000 ICP awards outstanding.

(2)   At July 31, 2011 this director had 80,000 ICP awards outstanding.

(3)   At July 31, 2011 this director had 100,000 ICP awards outstanding.

(4)   See Note B — Summary of significant accounting policies (16) Stock and unit-based compensation — to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of August 31, 2011, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors, nominees or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th Floor Chicago, Ill. 60603	20,327,666	26.8

	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS. 66210	4,358,475	5.7

	J. Ryan VanWinkle	20,000	*
	Stephen L. Wambold	31,650	*
	Tod D. Brown	18,000	*
	George L. Koloroutis	18,000	*
	Eric J. Bruun	—	*
	A. Andrew Levison	35,300	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	4,000	*
	Jack A. Newman, Jr.	—	*

	All Directors and Executive Officers as a Group	4,490,425	5.9

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

The common units owned by the Employee Stock Ownership Trust at August 31, 2011 includes 20,080,776 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2011. This plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note B — Summary of significant accounting policies (16) Stock and unit-based compensation — to our consolidated financial statements for additional information about the plan.

	Number of common units to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common units remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	189,650	$11.63	27,626	(2)
Total	189,650	$11.63	27,626

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

Our directors and officers are required each year to respond to a detailed questionnaire. The questionnaire requires each director and officer to identify every non-Company organization of any type of which they or their family (as defined by the SEC) are a director, partner, member, trustee, officer, employee, representative, consultant or significant shareholder. The questionnaire also requires disclosure of any transaction, relationship or arrangement with the Company. The information obtained from these questionnaires is then evaluated to determine the nature and amount of any transactions or relationships. If significant, the results are provided to the Corporate Governance and Nominating Committee and Board for their use in determining director and officer independence and related party disclosure obligations.

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $233.1 million for fiscal 2011, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2011	Distributions paid during the year ended July 31, 2011
Ferrell Companies (1)	20,080,776	$40,160
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,353,475	8,708

(1)          Ferrell Companies is the sole shareholder of our general partner.

(2)          FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)          Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)          James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During fiscal 2011, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $4.2 million.

On September 14, 2011, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During fiscal 2011, we paid Fleishman-Hillard Inc. $0.1 million for marketing and communications services. Elizabeth Solberg, who was a member of our general partner’s Board of Directors during fiscal 2011, serves as the General Manager of Fleishman-Hillard Inc.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Messrs. Bruun, Levison, Lowden, Morrissey and Newman, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and for other services for fiscal 2011 and 2010.

	2011	2010
	(in thousands)
Audit fees (1)	$1,500	$1,561
Audit-related fees (2)	91	99
Tax fees (3)	429	318
All other fees (4)	10	9
Total	$2,030	$1,987

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

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Deloitte & Touche LLP during fiscal 2011 and 2010 prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants—Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant.

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
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Executive Chairman and Chairman of the Board of Directors	09/26/2011
James E. Ferrell

/s/ Eric J. Bruun	Director	09/26/2011
Eric J. Bruun

/s/ A. Andrew Levison	Director	09/26/2011
A. Andrew Levison

/s/ John R. Lowden	Director	09/26/2011
John R. Lowden

/s/ Michael F. Morrissey	Director	09/26/2011
Michael F. Morrissey

/s/ Jack A. Newman, Jr.	Director	09/26/2011
Jack A. Newman, Jr.

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	09/26/2011
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	09/26/2011
J. Ryan VanWinkle

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer)	09/26/2011
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)	09/26/2011
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
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Executive Chairman and Chairman of the Board of Directors	09/26/2011
James E. Ferrell

/s/ Eric J. Bruun	Director	09/26/2011
Eric J. Bruun

/s/ A. Andrew Levison	Director	09/26/2011
A. Andrew Levison

/s/ John R. Lowden	Director	09/26/2011
John R. Lowden

/s/ Michael F. Morrissey	Director	09/26/2011
Michael F. Morrissey

/s/ Jack A. Newman, Jr.	Director	09/26/2011
Jack A. Newman, Jr.

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	09/26/2011
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	09/26/2011
J. Ryan VanWinkle

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer)	09/26/2011
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Chief Financial Officer and Sole Director (Principal Financial and Accounting Officer)	09/26/2011
J. Ryan VanWinkle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (“Partnership”) as of July 31, 2011 and 2010, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2011.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements, effective August 1, 2010, the Partnership adopted new accounting guidance with respect to transfers of financial assets and the consolidation of variable interest entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2011 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 26, 2011

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	July 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$7,437	$11,401
Accounts and notes receivable (including $112,509 and $0 of accounts receivable pledged as collateral at 2011 and 2010, respectively, and net of allowance for doubtful accounts of $4,310 and $5,010 at 2011 and 2010, respectively)	159,532	89,234
Inventories	136,139	166,911
Prepaid expenses and other current assets	23,885	13,842
Total current assets	326,993	281,388

Property, plant and equipment, net	642,205	652,768
Goodwill	248,944	248,939
Intangible assets, net	204,136	221,057
Other assets, net	38,308	38,199
Total assets	$1,460,586	$1,442,351

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$67,541	$48,658
Short-term borrowings	64,927	67,203
Collateralized note payable	61,000	—
Other current liabilities	104,813	108,054
Total current liabilities	298,281	223,915

Long-term debt	1,050,920	1,111,088
Other liabilities	23,068	21,446
Contingencies and commitments (Note L)	—	—

Partners’ capital:
Common unitholders (75,966,353 and 69,521,818 units outstanding at 2011 and 2010, respectively)	139,614	141,281
General partner unitholder (767,337 and 702,241 units outstanding at 2011 and 2010, respectively)	(58,660)	(58,644)
Accumulated other comprehensive income (loss)	4,633	(415)
Total Ferrellgas Partners, L.P. partners’ capital	85,587	82,222
Noncontrolling interest	2,730	3,680
Total partners’ capital	88,317	85,902
Total liabilities and partners’ capital	$1,460,586	$1,442,351

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

	For the year ended July 31,
	2011	2010	2009

Revenues:
Propane and other gas liquids sales	$2,212,257	$1,900,318	$1,829,653
Other	210,958	198,742	239,869
Total revenues	2,423,215	2,099,060	2,069,522

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,609,344	1,257,534	1,207,368
Cost of product sold - other	124,470	108,638	152,853
Operating expense (includes $3.8 million, $2.2 million and $0.8 million for the years ended July 31, 2011, 2010 and 2009, respectively, for non-cash stock and unit-based compensation)	411,038	409,014	400,735
Depreciation and amortization expense	82,486	82,491	82,494
General and administrative expense (includes $9.7 million, $5.7 million and $1.5 million for the years ended July 31, 2011, 2010 and 2009, respectively, for non-cash stock and unit-based compensation)	61,891	51,772	41,382
Equipment lease expense	14,435	13,441	18,406
Non-cash employee stock ownership plan compensation charge	10,157	9,322	6,755
Loss on disposal of assets and other	3,633	8,485	13,042

Operating income	105,761	158,363	146,487

Interest expense	(101,885)	(101,284)	(89,519)
Loss on extinguishment of debt	(46,962)	(20,716)	—
Other income (expense), net	567	(1,108)	(1,321)

Earnings (loss) before income taxes	(42,519)	35,255	55,647

Income tax expense	1,241	1,916	2,292

Net earnings (loss)	(43,760)	33,339	53,355

Net earnings (loss) attributable to noncontrolling interest	(112)	630	783

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(43,648)	32,709	52,572

Less: General partner’s interest in net earnings (loss)	(436)	327	526
Common unitholders’ interest in net earnings (loss)	$(43,212)	$32,382	$52,046

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.60)	$0.47	$0.79

Cash distributions declared per common unit	$2.00	$2.00	$2.00

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

					Accumulated other			Total
	Number of units				comprehensive income (loss)			Ferrellgas
		General		General		Currency		Partners’, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

Balance at July 31, 2008	62,961.7	636.0	$201,618	$(58,036)	$18,749	$26	$(233)	$162,124	$4,220	$166,344

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	8,885	90	—	—	—	8,975	92	9,067

Distributions	—	—	(131,256)	(1,325)	—	—	—	(132,581)	(1,592)	(134,173)

Common units issued in connection with acquisitions	289.5	2.9	5,515	55	—	—	—	5,570	56	5,626

Common units issued in offering, net of issuance costs	4,985.6	50.4	69,447	702	—	—	—	70,149	713	70,862

Comprehensive income:
Net earnings	—	—	52,046	526	—	—	—	52,572	783	53,355
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(186,449)	—	—		—
Reclassification of derivatives to earnings	—	—	—	—	166,711	—	—		—
Foreign currency translation adjustment	—	—	—	—	—	(7)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	3	—
Pension liability adjustment	—	—	—	—	—	—	6
Other comprehensive income (loss)								(19,736)		(19,736)
Comprehensive income								32,836	783	33,619

Balance at July 31, 2009	68,236.8	689.3	206,255	(57,988)	(989)	22	(227)	147,073	4,272	151,345

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	16,810	170	—	—	—	16,980	173	17,153

Distributions	—	—	(138,365)	(1,398)	—	—	—	(139,763)	(1,958)	(141,721)

Common units issued in connection with acquisitions	155.1	1.5	3,061	31	—	—	—	3,092	31	3,123

Common unit options issued	71.5	0.7	1,189	12	—	—	—	1,201	8	1,209

Common units issued in offering, net of issuance costs	1,058.4	10.7	19,949	202	—	—	—	20,151	204	20,355

General partner contribution in connection with cash contribution to Ferrellgas Partners, L.P.	—	—	—	—	—	—	—	—	311	311

Comprehensive income:
Net earnings	—	—	32,382	327	—	—	—	32,709	630	33,339
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	11,941	—	—		122
Reclassification of derivatives to earnings	—	—	—	—	(11,118)	—	—		(113)
Foreign currency translation adjustment	—	—	—	—	—	3	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	(1)	—
Pension liability adjustment	—	—	—	—	—	—	(46)
Other comprehensive income (loss)								779		788
Comprehensive income								33,488	639	34,127

Balance at July 31, 2010	69,521.8	702.2	141,281	(58,644)	(166)	24	(273)	82,222	3,680	85,902

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	23,171	235	—	—	—	23,406	239	23,645

Distributions	—	—	(143,552)	(1,450)	—	—	—	(145,002)	(2,783)	(147,785)

Common units issued in connection with acquisitions	122.6	1.2	2,940	29	—	—	—	2,969	30	2,999

Common unit options issued	46.9	0.5	544	6	—	—	—	550	3	553

Common units issued in offering, net of issuance costs	6,275.1	63.4	157,212	1,588	—	—	—	158,800	1,608	160,408

Comprehensive loss:
Net loss	—	—	(43,212)	(436)	—	—	—	(43,648)	(112)	(43,760)
Cumulative effect of change in accounting principle	—	—	1,230	12	—	—	—	1,242	13	1,255
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	22,447	—	—		229
Reclassification of derivatives to earnings	—	—	—	—	(17,183)	—	—		(175)
Foreign currency translation adjustment	—	—	—	—	—	2	—		—
Pension liability adjustment	—	—	—	—	—	—	(218)		(2)
Other comprehensive income (loss)								5,048		5,100
Comprehensive loss								(37,358)	(47)	(37,405)

Balance at July 31, 2011	75,966.4	767.3	$139,614	$(58,660)	$5,098	$26	$(491)	$85,587	$2,730	$88,317

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2011	2010	2009

Cash flows from operating activities:
Net earnings (loss)	$(43,760)	$33,339	$53,355
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	82,486	82,491	82,494
Non-cash employee stock ownership plan compensation charge	10,157	9,322	6,755
Non-cash stock and unit-based compensation charge	13,488	7,831	2,312
Loss on disposal of assets	3,633	7,296	5,009
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	6,566	12,124
Loss on extinguishment of debt	27,463	—	—
Provision for doubtful accounts	6,212	8,440	5,317
Deferred tax expense	751	439	388
Other	4,362	2,196	(603)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(28,732)	2,529	65,466
Inventories	30,772	(37,103)	22,493
Prepaid expenses and other current assets	(4,325)	(676)	(120)
Accounts payable	18,613	(263)	(21,054)
Accrued interest expense	(633)	693	(156)
Other current liabilities	(3,365)	(14)	5,033
Other liabilities	439	1,544	(1,044)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	—	124,000	109,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	—	1,334,144	1,231,336
Remittances of amounts collected as servicer of accounts receivable securitizations	—	(1,448,144)	(1,376,336)
Net cash provided by operating activities	117,561	134,630	201,769

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(7,298)	(40,883)	(2,701)
Capital expenditures	(49,759)	(45,185)	(54,085)
Proceeds from sale of assets	5,994	9,220	8,199
Other	—	(4,480)	(4,643)
Net cash used in investing activities	(51,063)	(81,328)	(53,230)

Cash flows from financing activities:
Distributions	(145,002)	(139,763)	(132,581)
Proceeds from increase in long-term debt	564,807	936,861	208,259
Payments on long-term debt	(650,285)	(844,955)	(239,555)
Net additions to (reductions in) short-term borrowings	(2,276)	1,044	(59,570)
Net additions to collateralized short-term borrowings	14,000	—	—
Cash paid for financing costs	(9,886)	(22,073)	(3,903)
Noncontrolling interest activity	(1,172)	(1,435)	(879)
Proceeds from exercise of common unit options	544	1,189	—
Proceeds from equity offering, net of issuance costs of $300, $18 and $401 for the years ended July 31, 2011, 2010 and 2009, respectively	157,212	19,949	69,447
Cash contribution from general partner in connection with common unit issuances	1,594	214	702
Net cash used in financing activities	(70,464)	(48,969)	(158,080)

Effect of exchange rate changes on cash	2	2	(7)

Increase (decrease) in cash and cash equivalents	(3,964)	4,335	(9,548)
Cash and cash equivalents - beginning of year	11,401	7,066	16,614
Cash and cash equivalents - end of year	$7,437	$11,401	$7,066

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

A.     Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). As of July 31, 2011, Ferrell Companies beneficially owns 20.3 million of Ferrellgas Partners’ outstanding common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.

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

(3)     Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas Partners, its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all material intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that Ferrellgas Partners will absorb a majority of the operating partnership’s expected losses, receive a majority of the operating partnership’s expected residual returns and is the operating partnership’s primary beneficiary. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a noncontrolling interest. The wholly-owned consolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a special purpose entity that has agreements with the operating partnership to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(4)     Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2011	2010	2009
CASH PAID FOR:
Interest	$94,553	$90,305	$83,107
Income taxes	$591	$1,550	$1,512
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$2,940	$3,061	$5,465
Issuance of liabilities in connection with acquisitions	$2,290	$5,494	$1,673
Property, plant and equipment additions	$807	$593	$973

See Note B — Summary of significant accounting policies - (21) New accounting standards — Transfers of financial assets and variable interest entities — below for a discussion of the non-cash impact of the adoption of new accounting standards during the current year period.

(5)     Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, the operating partnership has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable. See Note B — Summary of significant accounting policies - (21) New accounting standards — Transfers of financial assets and variable interest entities — below regarding new accounting guidance for financial asset transfers and variable interest entities (“VIEs”) that was effective August 1, 2010.

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

(8)     Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to it carrying amount. Ferrellgas has completed the impairment test for each of its reporting units and determined that no impairment existed as of January 31, 2011.

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

(10)   Derivatives and hedging activities: Ferrellgas’ overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of these derivatives fluctuates over the length of the contracts. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas’ risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Ferrellgas also enters into derivative contracts that qualify for the normal purchase normal sales exception within GAAP guidance. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets” or “Other current liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

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

(16)   Stock-based and unit option plans:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. The options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Management believes that there are three groups of employees eligible to participate in the UOP. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2011, 2010 and 2009, the portion of the total non-cash compensation charge relating to the UOP was $13 thousand, $23 thousand and $15 thousand, respectively, and related to grants of unit options to acquire 0.3 million common units.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas stock-compensation plan; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2011, 2010 and 2009, the portion of the total non-cash compensation charge relating to the ICP was $13.5 million, $7.8 million and $2.3 million, respectively.

Ferrell Companies is authorized to issue up to 9.25 million stock based awards that are based on shares of Ferrell Companies common stock. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The ICP awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. During fiscal 2011, all ICP stock options were exchanged for stock appreciation rights (“SARs”) with terms and conditions nearly identical to the stock options they replaced. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2011	2010	2009
Current expense	$490	$1,477	$1,904
Deferred expense	751	439	388
Income tax expense	$1,241	$1,916	$2,292

Deferred taxes consisted of the following:

	2011	2010
Deferred tax assets	$992	$1,030
Deferred tax liabilities	(3,194)	(2,481)
Net deferred tax liability	$(2,202)	$(1,451)

(18)   Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19)   Net earnings (loss) per common unitholders’ interest: Net earnings (loss) per common unitholders’ interest is computed by dividing “Net earnings (loss) attributable to Ferrellgas Partners, L.P.,” after deducting the general partner’s 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note N — Net earnings (loss) per common unitholders’ interest — for further discussion about these calculations.

(20)   Segment information: Ferrellgas is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(21)   New accounting standards:

FASB Accounting Standard Update No. 2011-05

In June 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update No. 2011-05 (ASU 2011-05), which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

Transfers of financial assets and variable interest entities

In June 2009, the FASB issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (“QSPEs”). The second amends guidance applicable to VIEs. The provisions of these amendments require Ferrellgas to evaluate all VIEs to determine whether they must be consolidated.

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

Subsequent to adoption, expenses associated with these transactions are now recorded in “Interest expense” and are no longer recorded in “Loss on transfer of accounts receivable related to the accounts receivable securitization” or “Service income related to the accounts receivable securitization” in the consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are now recorded in “Cash flows from financing activities” and no longer recorded in “Cash flows from operating activities” in the consolidated statements of cash flows. The adoption of these amendments did not have a significant impact on Ferrellgas’ debt covenant agreements.

C.     Business combinations

Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas’ balance sheet or results of operations.

During fiscal 2011, Ferrellgas acquired propane distribution assets with an aggregate value of $12.6 million in the following five transactions:

•        Beatty’s Gas, based in Pennsylvania, acquired October 2010;

•        Kings River Propane, based in California, acquired December 2010;

•        Bennett Gas Company, based in Georgia, acquired December 2010;

•        Ram Propane, based in Wyoming, acquired March 2011; and

•        Williams Panhandle Propane, based in Florida, acquired July 2011.

These acquisitions were funded by $7.3 million in cash payments, the issuances of $2.4 million of liabilities and other costs and considerations, and $2.9 million of common units, net of issuance costs.

The aggregate fair values of these five transactions were allocated as follows:

Customer tanks, buildings, land and other	$7,746
Non-compete agreements	1,684
Goodwill	5
Customer lists	3,151
$12,586

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

E.       Supplemental financial statement information

Inventories consist of the following:

	2011	2010
Propane gas and related products	$113,826	$146,805
Appliances, parts and supplies	22,313	20,106
Inventories	$136,139	$166,911

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of July 31, 2011, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 50.1 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated
	useful lives	2011	2010
Land	Indefinite	$30,920	$30,566
Land improvements	2-20	11,200	11,108
Buildings and improvements	20	66,043	66,114
Vehicles, including transport trailers	8-20	104,188	99,246
Bulk equipment and district facilities	5-30	105,485	103,748
Tanks, cylinders and customer equipment	2-30	778,599	770,865
Computer and office equipment	2-5	116,281	115,189
Construction in progress	n/a	3,154	2,823
		1,215,870	1,199,659
Less: accumulated depreciation		573,665	546,891
Property, plant and equipment, net		$642,205	$652,768

Depreciation expense totaled $58.7 million, $61.3 million and $62.3 million for fiscal 2011, 2010 and 2009, respectively.

Other current liabilities consist of the following:

	2011	2010
Accrued interest	$19,779	$20,412
Accrued litigation and insurance	16,565	7,928
Accrued payroll	12,974	20,464
Customer deposits and advances	19,784	23,280
Other	35,711	35,970
Other current liabilities	$104,813	$108,054

Loss on disposal of assets and other consists of the following:

	For the year ended July 31,
	2011	2010	2009
Loss on disposal of assets	$3,633	$7,296	$5,009
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	6,566	12,124
Service income related to the accounts receivable securitization	—	(5,377)	(4,091)
Loss on disposal of assets and other	$3,633	$8,485	$13,042

See Note B — Summary of significant accounting policies - (21) New accounting standards — Transfers of financial assets and variable interest entities — for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2011	2010	2009
Operating expense	$183,899	$183,612	$178,218
Depreciation and amortization expense	6,063	5,601	4,915
Equipment lease expense	12,823	14,192	17,541
	$202,785	$203,405	$200,674

F.       Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2011	2010
Accounts receivable pledged as collateral	$112,509	$—
Accounts receivable	51,104	33,725
Note receivable from Ferrellgas Receivables	—	44,927
Retained interest in Ferrellgas Receivables	—	15,323
Other	229	269
Less: Allowance for doubtful accounts	(4,310)	(5,010)
Accounts and notes receivable, net	$159,532	$89,234

See Note B — Summary of significant accounting policies - (21) New accounting standards - Transfers of financial assets and variable interest entities - for a discussion of amendments to existing GAAP which required Ferrellgas to begin consolidating its previously unconsolidated QSPE, Ferrellgas Receivables, effective August 1, 2010. Upon consolidation, Ferrellgas now recognizes accounts receivable that have been sold by the operating partnership to Ferrellgas Receivables as “Accounts receivable pledged as collateral” and eliminates the previously recognized “Note receivable from Ferrellgas Receivables” and “Retained interest in Ferrellgas Receivables.”

The operating partnership, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At July 31, 2011, $112.5 million of trade accounts receivable were pledged as collateral against $61.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

The operating partnership structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2011, the operating partnership had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. As of July 31, 2010, the operating partnership had received cash proceeds of $47.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $11.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.6% and 3.5% as of July 31, 2011 and 2010, respectively.

G.     Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2011			July 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill, net	$248,944	$—	$248,944	$248,939	$—	$248,939

Intangible Assets, net
Amortized intangible assets
Customer lists	$398,835	$(263,631)	$135,204	$395,682	$(244,197)	$151,485
Non-compete agreements	46,024	(37,189)	8,835	44,341	(35,203)	9,138
Other	3,507	(2,540)	967	3,507	(2,190)	1,317
	448,366	(303,360)	145,006	443,530	(281,590)	161,940

Unamortized intangible assets
Trade names & trademarks	59,130	—	59,130	59,117	—	59,117
Total intangible assets, net	$507,496	$(303,360)	$204,136	$502,647	$(281,590)	$221,057

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

Aggregate amortization expense:

For the year ended July 31,

2011	$23,766
2010	21,180
2009	20,166

Estimated amortization expense:

For the year ended July 31,

2012	$21,207
2013	20,656
2014	17,389
2015	14,561
2016	14,390

H.     Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2011 and 2010, $64.9 million and $67.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2011	2010
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$—
Fixed rate, 6.75%, due 2014, net of unamortized discount of $21,974 at July 31, 2010	—	428,026
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,472 and $3,870 at July 31, 2011 and 2010, respectively (2)	296,528	296,130
Fixed rate, 8.625%, due 2020 (3)	182,000	280,000

Secured credit facility, variable interest rate, expiring November 2012 (net of $64.9 million and $67.2 million classified as short-term borrowings at July 31, 2011 and 2010, respectively)	64,573	99,797

Notes payable, 9.2% and 9.5% weighted average interest rate at July 31, 2011 and 2010, respectively, due 2011 to 2020, net of unamortized discount of $2,805 and $2,876 at July 31, 2011 and 2010, respectively	10,376	9,475
	1,053,477	1,113,428
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,557	2,340
Long-term debt	$1,050,920	$1,111,088

(1)

On November 24, 2010, the operating partnership issued $500.0 million of its fixed rate senior notes. These notes are general unsecured senior obligations of the operating partnership and are effectively junior to all future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of the operating partnership. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. The operating partnership would incur prepayment penalties if it were to repay the notes prior to 2019.

(2)

On September 14, 2009, the operating partnership issued $300.0 million of its fixed rate senior notes with a debt discount of $4.2 million that will be amortized to interest expense through 2017. These notes are senior unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership, are senior to all subordinated indebtedness of the operating partnership and are junior to all secured indebtedness of the operating partnership. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on April 1 and October 1 of each year. The outstanding principal amount is due on October 1, 2017. The operating partnership would incur prepayment penalties if it were to repay the notes prior to 2015.

(3)

On April 13, 2010, Ferrellgas Partners issued $280.0 million of its fixed rate senior notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas Partners would incur prepayment penalties if it were to repay the notes prior to 2018.

Senior notes

During November 2010, the operating partnership issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. The operating partnership received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. This debt redemption transaction also resulted in $25.3 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs. During July 2011, the operating partnership completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

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

During April 2010, Ferrellgas Partners completed a public offering of $280.0 million in aggregate principal amount of new 8.625% senior unsecured notes due 2020. Ferrellgas Partners used the net proceeds of approximately $273.4 million to redeem its $268.0 million 8.75% senior notes due 2012 and to pay the related prepayment premiums of $3.4 million.

Secured credit facility

During November 2009, Ferrellgas closed on a secured credit facility that provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. This credit facility matures in November 2012.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2011, Ferrellgas had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt. As of July 31, 2010, Ferrellgas had total borrowings outstanding under its secured credit facility of $167.0 million, of which $99.8 million was classified as long-term debt.

Borrowings under the secured credit facility had a weighted average interest rate of 6.53% and 5.91% at July 31, 2011 and 2010, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of July 31, 2011 and 2010, the margin was 3.00% and 2.75%, respectively); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of July 31, 2011 and 2010, the margin was 4.00% and 3.75%, respectively).

As of July 31, 2011, the federal funds rate and Bank of America’s prime rate were 0.11% and 3.25%, respectively. As of July 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.18% and 3.25%, respectively. As of July 31, 2011, the one-month and three-month Eurodollar Rates were 0.22% and 0.34%, respectively. As of July 31, 2010, the one-month and three-month Eurodollar Rates were 0.40% and 0.60%, respectively.

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

Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2011, Ferrellgas had available letter of credit remaining capacity of $152.5 million. At July 31, 2010, Ferrellgas had available letter of credit remaining capacity of $152.9 million. Ferrellgas incurred commitment fees of $1.1 million, $0.9 million and $0.9 million in fiscal 2011, 2010 and 2009, respectively.

See Note P — Subsequent events — for discussion about an amendment to the secured credit facility.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas Partners is prohibited from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. As of July 31, 2011, Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2012	$2,557
2013	2,096
2014	2,079
2015	2,028
2016	1,976
Thereafter	1,049,018
Total	$1,059,754

See Note P — Subsequent events — for discussion about the effect of an amendment to the secured credit facility on scheduled annual principal payments.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas’ long-term debt instruments was $1,134.2 million and $1,231.8 million as of July 31, 2011 and 2010, respectively. The fair value is estimated based on quoted market prices.

I.   Partners’ capital

As of July 31, 2011 and 2010, limited partner units were beneficially owned by the following:

	2011	2010
Public common unitholders (1)	51,285,212	44,840,677
Ferrell Companies (2)	20,080,776	20,080,776
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,353,475	4,353,475

(1)    These common units are listed on the New York Stock Exchange under the symbol “FGP.”

(2)    Ferrell Companies is the owner of the general partner and a 26% owner of Ferrellgas Partner’s common units and thus a related party.

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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the year ended July 31,
	2011	2010	2009
Public common unitholders	$94,188	$89,001	$81,922
Ferrell Companies	40,160	40,160	40,160
FCI Trading	392	392	392
Ferrell Propane	104	104	104
Mr. Ferrell	8,708	8,708	8,678
General partner	1,450	1,398	1,325
	$145,002	$139,763	$132,581

On August 26, 2011, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended July 31, 2011, which was paid on September 14, 2011. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$10,040
FCI Trading	98
Ferrell Propane	26
Mr. Ferrell	2,179
General partner	384

See additional discussions about transactions with related parties in Note K — Transactions with related parties.

Common unit issuances

During fiscal 2011, Ferrellgas Partners entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

During fiscal 2011, Ferrellgas Partners completed a registered public offering of 5.1 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.4 million common units and an over-allotment offering of 0.7 million common units. Net proceeds of approximately $127.3 million were used to redeem $98.0 million of its $280.0 million 8.625% fixed rate senior notes due 2020, to pay the related $8.4 million make-whole payment, to pay $2.4 million of accrued interest and to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

During fiscal 2010, Ferrellgas completed an offering of 1.1 million common units representing limited partner interests. The net proceeds of $20.0 million were used to reduce borrowings under Ferrellgas’ unsecured credit facility.

During fiscal 2011, Ferrellgas issued 0.1 million common units valued at $2.9 million in connection with acquisitions.

During fiscal 2010, Ferrellgas issued 0.2 million common units valued at $3.1 million in connection with acquisitions.

Other comprehensive income (“OCI”)

See Note J — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the years ended July 31, 2011 and 2010.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2011, the general partner made cash contributions of $3.3 million and non-cash contributions of $0.5 million to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2010, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

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

Ferrellgas’ risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas’ financial statements until settled.

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the years ended July 31, 2011 and 2010, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the consolidated balance sheets:

	2011	2010
Derivatives — Price risk management assets	$7,637	$1,882
Derivatives — Price risk management liabilities	$2,476	$2,039

Ferrellgas had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

	For the year ended July 31,
	2011	2010
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$22,676	$12,063

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	$17,358	$11,231

Ferrellgas expects to reclassify net gains of approximately $5.2 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2011 and 2010, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2011, Ferrellgas had financial derivative contracts covering 0.5 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the years ended July 31, 2011 and 2010, four counterparties represented 87% and 84%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the years ended July 31, 2011 and 2010, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At July 31, 2011 and 2010, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the year ended July 31,
	2011	2010	2009

Operating expense	$206,276	$224,974	$217,374

General and administrative expense	$26,777	$24,620	$23,801

See additional discussions about transactions with the general partner and related parties in Note I — Partners’ capital.

Board of Directors

During fiscal 2009, Ferrellgas received payments totaling $0.3 million for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by Mr. Ferrell.

Elizabeth Solberg, who was a member of the general partner’s Board of Directors during fiscal 2011, serves as the General Manager of Fleishman-Hillard Inc. During fiscal 2011, 2010 and 2009, Ferrellgas paid Fleishman-Hillard Inc. $0.1 million, $0.2 million and $0.2 million, respectively for marketing and communications services.

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

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $0.8 million as of July 31, 2011. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $4.4 million as of July 31, 2011. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2011:

	Future minimum rental and buyout amounts by fiscal year
	2012	2013	2014	2015	2016	Thereafter

Operating lease obligations	$20,998	$15,023	$11,680	$9,270	$7,401	$10,880
Operating lease buyouts	$3,205	$1,456	$899	$787	$966	$4,372

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $33.3 million, $33.7 million and $38.6 million for fiscal 2011, 2010 and 2009, respectively.

M.  Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $10.2 million, $9.3 million and $6.8 million during fiscal 2011, 2010 and 2009, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all full time employees. With the establishment of the ESOP in July 1998, Ferrellgas suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2011, 2010 and 2009 were $3.1 million, $3.2 million and $2.7 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2011, 2010 and 2009, other comprehensive income and other liabilities were adjusted by $0.2 million, $46 thousand and $(6.0) thousand, respectively.

N.    Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) available per common unitholders’ interest in the consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. There was not a dilutive effect resulting from this guidance on basic and diluted net earnings (loss) per common unitholders’ interest for fiscal 2011, 2010 and 2009.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the year ended July 31,
	2011	2010	2009
Common unitholders’ interest in net earnings (loss)	$(43,212)	$32,382	$52,046

Weighted average common units outstanding (in thousands)	72,313.6	69,241.7	65,540.7

Dilutive securities	—	131.8	72.7

Weighted average common units outstanding plus dilutive securities	72,313.6	69,373.5	65,613.4

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.60)	$0.47	$0.79

O.   Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales, Net earnings attributable to Ferrellgas Partners, L.P. and Common unitholders’ interest in net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of Common unitholders’ interest in net earnings by quarter in fiscal 2010 do not equal the total Common unitholders’ interest in net earnings for the year due to the effect of guidance issued by the FASB regarding participating securities and the two-class method on quarterly computations of Common unitholders’ interest in net earnings in the second quarter of fiscal 2010. See Note N — Net earnings (loss) per common unitholders’ interest — for further discussion of this calculation. The sum of Basic and diluted net earnings (loss) per common unitholders’ interest by quarter may not equal the Basic and diluted net earnings (loss) per common unitholders’ interest for the year due to variations in the weighted average units outstanding used in computing such amounts.

For the year ended July 31, 2011

	First quarter	Second quarter (b)	Third quarter (c)	Fourth quarter
Revenues	$400,192	$840,992	$732,373	$449,658
Gross margin from propane and other gas liquids sales (a)	$112,137	$214,763	$164,608	$111,405
Net earnings (loss)	$(28,265)	$22,419	$3,369	$(41,283)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(28,043)	$22,129	$3,173	$(40,907)
Common unitholders’ interest in net earnings (loss)	$(27,763)	$21,908	$3,141	$(40,498)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.40)	$0.31	$0.04	$(0.53)

For the year ended July 31, 2010

	First quarter (d)	Second quarter	Third quarter (e)	Fourth quarter
Revenues	$352,070	$777,852	$615,290	$353,848
Gross margin from propane and other gas liquids sales (a)	$126,746	$220,368	$180,708	$114,962
Net earnings (loss)	$(32,937)	$77,858	$29,264	$(40,846)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(32,665)	$77,011	$28,863	$(40,500)
Common unitholders’ interest in net earnings (loss)	$(32,338)	$64,397	$28,574	$(40,095)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.47)	$0.93	$0.41	$(0.58)

(a)          Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

(b)         Includes “Loss on extinguishment of debt,” which decreased Net earnings by $36.4 million, decreased Net earnings attributable to Ferrellgas Partners, L.P. by $36.1 million, decreased Common unitholders’ interest in net earnings by $35.7 million and decreased Basic and diluted net earnings per common unitholders’ interest by $0.50. See Note H — Debt — for a discussion of make-whole payments and non-cash write-offs of debt.

(c)          Includes litigation accrual and related legal fees, which decreased Net earnings by $10.5 million, decreased Net earnings attributable to Ferrellgas Partners, L.P. by $10.4 million, decreased Common unitholders’ interest in net earnings by $10.3 million and decreased Basic and diluted net earnings per common unitholders’ interest by $0.14. Also includes “Loss on extinguishment of debt,” which decreased Net earnings by $10.5 million, decreased Net earnings attributable to Ferrellgas Partners, L.P. by $10.5 million, decreased Common unitholders’ interest in net earnings by $10.4 million and decreased Basic and diluted net earnings per common unitholders’ interest by $0.14. See Note L — Contingencies and commitments - for a discussion of the litigation accrual and related legal fees. See Note H — Debt — for a discussion of make-whole payments and non-cash write-offs of debt.

(d)         Includes “Loss on extinguishment of debt” which increased Net loss by $17.3 million, increased Net loss attributable to Ferrellgas Partners, L.P. by $17.1 million, increased Common unitholders’ interest in net loss by $17.0 million and increased Basic and diluted net loss per common unitholders’ interest by $0.25.

(e)          Includes “Loss on extinguishment of debt,” which decreased Net earnings by $3.4 million, decreased Net earnings attributable to Ferrellgas Partners, L.P. by $3.4 million, decreased Common unitholders’ interest in net earnings by $3.4 million and decreased Basic and diluted net earnings per common unitholders’ interest by $0.05.

P. Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued, and concluded that, other than the events discussed below, there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

During September 2011, Ferrellgas executed an amendment to its secured credit facility. This amendment changed the maturity of the secured credit facility to five years, extending the maturity date to September 2016. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the secured credit facility will bear interest at rates ranging from 1.25% to 1.50% lower than the existing secured credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Partners Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P., referred to herein as the “Company”) as of July 31, 2011 and 2010, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 26, 2011

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31,
	2011	2010
ASSETS

Cash	$969	$969
Total assets	$969	$969

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	8,920	6,131

Accumulated deficit	(8,951)	(6,162)
Total stockholder’s equity	$969	$969

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF EARNINGS

	For the year ended July 31,
	2011	2010	2009

General and administrative expense	$2,789	$568	$445

Net loss	$(2,789)	$(568)	$(445)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity

July 31, 2008	1,000	$1,000	$5,149	$(5,149)	$1,000
Capital contribution	—	—	445	—	445
Net loss	—	—	—	(445)	(445)
July 31, 2009	1,000	1,000	5,594	(5,594)	1,000
Capital contribution	—	—	537	—	537
Net loss	—	—	—	(568)	(568)
July 31, 2010	1,000	1,000	6,131	(6,162)	969
Capital contribution	—	—	2,789	—	2,789
Net loss	—	—	—	(2,789)	(2,789)
July 31, 2011	1,000	$1,000	$8,920	$(8,951)	$969

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(2,789)	$(568)	$(445)
Cash used in operating activities	(2,789)	(568)	(445)

Cash flows from financing activities:
Capital contribution	2,789	537	445
Cash provided by financing activities	2,789	537	445

Change in cash	—	(31)	—
Cash - beginning of year	969	1,000	1,000
Cash - end of year	$969	$969	$1,000

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

B.    Commitment

During April 2010, the Partnership completed a public offering of $280.0 million in aggregate principal amount of new 8.625% senior unsecured notes due 2020. The Partnership may redeem some or all of the aggregate principal amount of the notes at any time after June 15, 2015. The proceeds from these notes were used to redeem the Partnership’s $268.0 million of 8.75% senior notes due 2012 and to pay the related prepayment premiums of $3.4 million.

During March 2011, the Partnership redeemed $98.0 million of its $280.0 million 8.625% fixed rate senior notes due 2020, paid an $8.4 million make-whole payment and paid $2.4 million of accrued interest.

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership.

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2011, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $2,416 associated with the net operating loss carryforward of $6,210, which expire at various dates through July 31, 2030, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2011, 2010 or 2009, and there is no net deferred tax asset as of July 31, 2011 and 2010.

D.    Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) as of July 31, 2011 and 2010, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of Ferrellgas’ management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements, effective August 1, 2010, the Partnership adopted new accounting guidance with respect to transfers of financial assets and the consolidation of variable interest entities.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 26, 2011

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,342	$11,389
Accounts and notes receivable (including $112,509 and $0 of accounts receivable pledged as collateral at 2011 and 2010, respectively, and net of allowance for doubtful accounts of $4,310 and $5,010 at 2011 and 2010, respectively)	159,532	89,234
Inventories	136,139	166,911
Prepaid expenses and other current assets	23,867	13,832
Total current assets	326,880	281,366

Property, plant and equipment, net	642,205	652,768
Goodwill	248,944	248,939
Intangible assets, net	204,136	221,057
Other assets, net	34,651	32,047
Total assets	$1,456,816	$1,436,177

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$67,541	$48,658
Short-term borrowings	64,927	67,203
Collateralized note payable	61,000	—
Other current liabilities	102,674	104,735
Total current liabilities	296,142	220,596

Long-term debt	868,920	831,088
Other liabilities	23,068	21,446
Contingencies and commitments (Note L)	—	—

Partners’ capital:
Limited partner	261,323	359,782
General partner	2,669	3,671
Accumulated other comprehensive income (loss)	4,694	(406)
Total partners’ capital	268,686	363,047
Total liabilities and partners’ capital	$1,456,816	$1,436,177

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

	For the year ended July 31,
	2011	2010	2009

Revenues:
Propane and other gas liquids sales	$2,212,257	$1,900,318	$1,829,653
Other	210,958	198,742	239,869
Total revenues	2,423,215	2,099,060	2,069,522

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,609,344	1,257,534	1,207,368
Cost of product sold - other	124,470	108,638	152,853
Operating expense (includes $3.8 million, $2.2 million and $0.8 million for the years ended July 31, 2011, 2010 and 2009, respectively, for non-cash stock and unit-based compensation)	410,680	408,590	400,407
Depreciation and amortization expense	82,486	82,491	82,494
General and administrative expense (includes $9.7 million, $5.7 million and $1.5 million for the years ended July 31, 2011, 2010 and 2009, respectively, for non-cash stock and unit-based compensation)	61,891	51,772	41,382
Equipment lease expense	14,435	13,441	18,406
Non-cash employee stock ownership plan compensation charge	10,157	9,322	6,755
Loss on disposal of assets and other	3,633	8,485	13,042

Operating income	106,119	158,787	146,815

Interest expense	(80,074)	(76,786)	(65,785)
Loss on extinguishment of debt	(36,449)	(17,308)	—
Other income (expense), net	567	(442)	(1,321)

Earnings (loss) before income taxes	(9,837)	64,251	79,709

Income tax expense	1,225	1,890	2,208

Net earnings (loss)	$(11,062)	$62,361	$77,501

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

Balance at July 31, 2008	$413,507	$4,220	$18,749	$26	$(233)	$436,269

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	8,975	92	—	—	—	9,067

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	5,515	56	—	—	—	5,571

Cash contributed by Ferrellgas Partners and the general partner	69,848	713	—	—	—	70,561

Cash distributions	(156,031)	(1,592)	—	—	—	(157,623)

Comprehensive income:
Net earnings	76,718	783	—	—	—	77,501
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	(186,449)	—	—
Reclassification of derivatives to earnings	—	—	166,711	—	—
Foreign currency translation adjustment	—	—	—	(7)	—
Tax effect on foreign currency translation adjustment	—	—	—	3	—
Pension liability adjustment	—	—	—	—	6
Other comprehensive income (loss)						(19,736)
Comprehensive income						57,765

Balance at July 31, 2009	418,532	4,272	(989)	22	(227)	421,610

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	16,980	173	—	—	—	17,153

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	3,061	31	—	—	—	3,092

Cash contributed by Ferrellgas Partners and the general partner	51,300	523	—	—	—	51,823

Cash distributions	(191,822)	(1,958)	—	—	—	(193,780)

Comprehensive income:
Net earnings	61,731	630	—	—	—	62,361
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	12,063	—	—
Reclassification of derivatives to earnings	—	—	(11,231)	—	—
Foreign currency translation adjustment	—	—	—	3	—
Tax effect on foreign currency translation adjustment	—	—	—	(1)	—
Pension liability adjustment	—	—	—	—	(46)
Other comprehensive income (loss)						788
Comprehensive income						63,149

Balance at July 31, 2010	359,782	3,671	(157)	24	(273)	363,047

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	23,406	239	—	—	—	23,645

Contributions in connection with acquisitions and other	2,940	30	—	—	—	2,970

Cash contributed by Ferrellgas Partners and general partner	157,680	1,611	—	—	—	159,291

Cash distributions	(272,777)	(2,783)	—	—	—	(275,560)

Comprehensive loss:
Net loss	(10,950)	(112)	—	—	—	(11,062)
Cumulative effect of change in accounting principle	1,242	13	—	—	—	1,255
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	22,676	—	—
Reclassification of derivatives to earnings	—	—	(17,358)	—	—
Foreign currency translation adjustment	—	—	—	2	—
Pension liability adjustment	—	—	—	—	(220)
Other comprehensive income (loss)						5,100
Comprehensive loss						(4,707)

Balance at July 31, 2011	$261,323	$2,669	$5,161	$26	$(493)	$268,686

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2011	2010	2009

Cash flows from operating activities:
Net earnings (loss)	$(11,062)	$62,361	$77,501
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	82,486	82,491	82,494
Non-cash employee stock ownership plan compensation charge	10,157	9,322	6,755
Non-cash stock and unit-based compensation charge	13,488	7,831	2,312
Loss on disposal of assets	3,633	7,296	5,009
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	6,566	12,124
Loss on extinguishment of debt	25,403	—	—
Provision for doubtful accounts	6,212	8,440	5,317
Deferred tax expense	751	439	388
Other	3,755	1,417	(854)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(28,732)	2,529	65,466
Inventories	30,772	(37,103)	22,493
Prepaid expenses and other current assets	(4,317)	(831)	(118)
Accounts payable	18,613	(263)	(21,054)
Accrued interest expense	449	601	(156)
Other current liabilities	(3,268)	(139)	4,995
Other liabilities	439	1,544	(1,044)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	—	124,000	109,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	—	1,334,144	1,231,336
Remittances of amounts collected as servicer of accounts receivable securitizations	—	(1,448,144)	(1,376,336)
Net cash provided by operating activities	148,779	162,501	225,628

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(7,327)	(40,914)	(2,706)
Capital expenditures	(49,759)	(45,185)	(54,085)
Proceeds from sale of assets	5,994	9,220	8,199
Other	—	(4,480)	(4,643)
Net cash used in investing activities	(51,092)	(81,359)	(53,235)

Cash flows from financing activities:
Distributions	(275,560)	(193,780)	(157,623)
Contributions from partners	159,291	51,823	70,561
Proceeds from increase in long-term debt	564,807	656,861	208,259
Payments on long-term debt	(552,285)	(576,955)	(239,555)
Net additions to (reductions in) short-term borrowings	(2,276)	1,044	(59,570)
Net additions to collateralized short-term borrowings	14,000	—	—
Cash paid for financing costs	(9,713)	(15,798)	(3,953)
Net cash used in financing activities	(101,736)	(76,805)	(181,881)

Effect of exchange rate changes on cash	2	2	(7)

Increase (decrease) in cash and cash equivalents	(4,047)	4,339	(9,495)
Cash and cash equivalents - beginning of year	11,389	7,050	16,545
Cash and cash equivalents - end of year	$7,342	$11,389	$7,050

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

consolidates the following wholly-owned taxable corporations: Blue Rhino Global Sourcing, Inc. and Blue Rhino Canada, Inc. Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned consolidated subsidiary, is a special purpose entity that has agreements with Ferrellgas, L.P. to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(4)   Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2011	2010	2009
CASH PAID FOR:
Interest	$72,211	$66,223	$59,626
Income taxes	$575	$1,524	$1,374
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$2,940	$3,061	$5,515
Issuance of liabilities in connection with acquisitions	$2,290	$5,494	$1,673
Property, plant and equipment additions	$807	$593	$973

See Note B — Summary of significant accounting policies - (20) New accounting standards — Transfers of financial assets and variable interest entities — below for a discussion of the non-cash impact of the adoption of new accounting standards during the current year period.

(5)   Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas, L.P. has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable. See Note B — Summary of significant accounting policies - (20) New accounting standards — Transfers of financial assets and variable interest entities — below regarding new accounting guidance for financial asset transfers and variable interest entities (“VIEs”) that was effective August 1, 2010.

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

(8)   Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to it carrying amount. Ferrellgas, L.P. has completed the impairment test for each of its reporting units and determined that no impairment existed as of January 31, 2011.

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

(10) Derivatives and hedging activities: Ferrellgas, L.P.’s overall objective for entering into derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. The fair value of these derivatives fluctuates over the length of the contracts. These fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas, L.P.’s risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Ferrellgas, L.P. also enters into derivative contracts that qualify for the normal purchase normal sales exception within GAAP guidance. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets” or “Other current liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

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

(16) Stock-based and unit option plans:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. The options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas Partners’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Management believes that there are three groups of employees eligible to participate in the UOP. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2011, 2010 and 2009, the portion of the total non-cash compensation charge relating to the UOP was $13 thousand, $23 thousand and $15 thousand, respectively, and related to grants of unit options to acquire 0.3 million common units.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas, L.P. stock-compensation plan; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2011, 2010 and 2009, the portion of the total non-cash compensation charge relating to the ICP was $13.5 million, $7.8 million and $2.3 million, respectively.

Ferrell Companies is authorized to issue up to 9.25 million stock based awards that are based on shares of Ferrell Companies common stock. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The ICP awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. During fiscal 2011, all ICP stock options were exchanged for stock appreciation rights (“SARs”) with terms and conditions nearly identical to the stock options they replaced. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

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

Income tax expense consisted of the following:

	For the year ended July 31,
	2011	2010	2009
Current expense	$474	$1,451	$1,820
Deferred expense	751	439	388
Income tax expense	$1,225	$1,890	$2,208

Deferred taxes consisted of the following:

	2011	2010
Deferred tax assets	$992	$1,030
Deferred tax liabilities	(3,194)	(2,481)
Net deferred tax liability	$(2,202)	$(1,451)

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

(20) New accounting standards:

FASB Accounting Standard Update No. 2011-05

In June 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update No. 2011-05 (ASU 2011-05), which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas, L.P. does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

Transfers of financial assets and variable interest entities

In June 2009, the FASB issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (“QSPEs”). The second amends guidance applicable to VIEs. The provisions of these amendments require Ferrellgas, L.P. to evaluate all VIEs to determine whether they must be consolidated.

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

Subsequent to adoption, expenses associated with these transactions are now recorded in “Interest expense” and are no longer recorded in “Loss on transfer of accounts receivable related to the accounts receivable securitization” or “Service income related to the accounts receivable securitization” in the consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are now recorded in “Cash flows from financing activities” and no longer recorded in “Cash flows from operating activities” in the consolidated statements of cash flows. The adoption of these amendments did not have a significant impact on Ferrellgas, L.P.’s debt covenant agreements.

C.    Business combinations

Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas, L.P.’s balance sheet or results of operations.

During fiscal 2011, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $12.6 million in the following five transactions:

•      Beatty’s Gas, based in Pennsylvania, acquired October 2010;

•      Kings River Propane, based in California, acquired December 2010;

•      Bennett Gas Company, based in Georgia, acquired December 2010;

•      Ram Propane, based in Wyoming, acquired March 2011; and

•      Williams Panhandle Propane, based in Florida, acquired July 2011.

These acquisitions were funded by $7.3 million in cash payments, the issuances of $2.4 million of liabilities and other costs and considerations, and the contribution of net assets of $2.9 million from Ferrellgas Partners.

The aggregate fair values of these five transactions were allocated as follows:

Customer tanks, buildings, land and other	$7,746
Non-compete agreements	1,684
Goodwill	5
Customer lists	3,151
$12,586

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

E.     Supplemental financial statement information

Inventories consist of the following:

	2011	2010
Propane gas and related products	$113,826	$146,805
Appliances, parts and supplies	22,313	20,106
Inventories	$136,139	$166,911

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of July 31, 2011, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 50.1 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated
	useful lives	2011	2010
Land	Indefinite	$30,920	$30,566
Land improvements	2-20	11,200	11,108
Buildings and improvements	20	66,043	66,114
Vehicles, including transport trailers	8-20	104,188	99,246
Bulk equipment and district facilities	5-30	105,485	103,748
Tanks, cylinders and customer equipment	2-30	778,599	770,865
Computer and office equipment	2-5	116,281	115,189
Construction in progress	n/a	3,154	2,823
		1,215,870	1,199,659
Less: accumulated depreciation		573,665	546,891
Property, plant and equipment, net		$642,205	$652,768

Depreciation expense totaled $58.7 million, $61.3 million and $62.3 million for fiscal 2011, 2010 and 2009, respectively.

Other current liabilities consist of the following:

	2011	2010
Accrued interest	$17,773	$17,324
Accrued litigation and insurance	16,565	7,928
Accrued payroll	12,974	20,464
Customer deposits and advances	19,784	23,280
Other	35,578	35,739
Other current liabilities	$102,674	$104,735

Loss on disposal of assets and other consists of the following:

	For the year ended July 31,
	2011	2010	2009
Loss on disposal of assets	$3,633	$7,296	$5,009
Loss on transfer of accounts receivable related to the accounts receivable securitization	—	6,566	12,124
Service income related to the accounts receivable securitization	—	(5,377)	(4,091)
Loss on disposal of assets and other	$3,633	$8,485	$13,042

See Note B — Summary of significant accounting policies - (20) New accounting standards — Transfers of financial assets and variable interest entities — for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2011	2010	2009
Operating expense	$183,899	$183,612	$178,218
Depreciation and amortization expense	6,063	5,601	4,915
Equipment lease expense	12,823	14,192	17,541
	$202,785	$203,405	$200,674

F.     Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2011	2010
Accounts receivable pledged as collateral	$112,509	$—
Accounts receivable	51,104	33,725
Note receivable from Ferrellgas Receivables	—	44,927
Retained interest in Ferrellgas Receivables	—	15,323
Other	229	269
Less: Allowance for doubtful accounts	(4,310)	(5,010)
Accounts and notes receivable, net	$159,532	$89,234

See Note B — Summary of significant accounting policies - (20) New accounting standards - Transfers of financial assets and variable interest entities - for a discussion of amendments to existing GAAP which required Ferrellgas, L.P. to begin consolidating its previously unconsolidated QSPE, Ferrellgas Receivables, effective August 1, 2010. Upon consolidation, Ferrellgas, L.P. now recognizes accounts receivable that have been sold to Ferrellgas Receivables as “Accounts receivable pledged as collateral” and eliminates the previously recognized “Note receivable from Ferrellgas Receivables” and “Retained interest in Ferrellgas Receivables.”

Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At July 31, 2011, $112.5 million of trade accounts receivable were pledged as collateral against $61.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2011, Ferrellgas, L.P. had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. As of July 31, 2010, Ferrellgas, L.P. had received cash proceeds of $47.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $11.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.6% and 3.5% as of July 31, 2011 and 2010, respectively.

G.     Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2011			July 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Goodwill, net	$248,944	$—	$248,944	$248,939	$—	$248,939

Intangible assets, net
Amortized intangible assets
Customer lists	$398,835	$(263,631)	$135,204	$395,682	$(244,197)	$151,485
Non-compete agreements	46,024	(37,189)	8,835	44,341	(35,203)	9,138
Other	3,507	(2,540)	967	3,507	(2,190)	1,317
	448,366	(303,360)	145,006	443,530	(281,590)	161,940

Unamortized intangible assets
Trade names & trademarks	59,130	—	59,130	59,117	—	59,117
Total intangible assets, net	$507,496	$(303,360)	$204,136	$502,647	$(281,590)	$221,057

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

Aggregate amortization expense:

For the year ended July 31,

2011	$23,766
2010	21,180
2009	20,166

Estimated amortization expense:

For the year ended July 31,

2012	$21,207
2013	20,656
2014	17,389
2015	14,561
2016	14,390

H.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2011 and 2010, $64.9 million and $67.2 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2011	2010
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$—
Fixed rate, 6.75%, due 2014, net of unamortized discount of $21,974 at July 31, 2010	—	428,026
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,472 and $3,870 at July 31, 2011 and 2010, respectively (2)	296,528	296,130

Secured credit facility, variable interest rate, expiring November 2012 (net of $64.9 million and $67.2 million classified as short-term borrowings at July 31, 2011 and 2010, respectively)	64,573	99,797

Notes payable, 9.2% and 9.5% weighted average interest rate at July 31, 2011 and 2010, respectively, due 2011 to 2020, net of unamortized discount of $2,805 and $2,876 at July 31, 2011 and 2010, respectively	10,376	9,475
	871,477	833,428
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,557	2,340
Long-term debt	$868,920	$831,088

(1)

On November 24, 2010, Ferrellgas, L.P. issued $500.0 million of its fixed rate senior notes. These notes are general unsecured senior obligations of Ferrellgas, L.P. and are effectively junior to all future senior secured indebtedness of Ferrellgas, L.P., to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas, L.P. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to 2019.

(2)

On September 14, 2009, Ferrellgas, L.P. issued $300.0 million of its fixed rate senior notes with a debt discount of $4.2 million that will be amortized to interest expense through 2017. These notes are senior unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P., are senior to all subordinated indebtedness of Ferrellgas, L.P. and are junior to all secured indebtedness of Ferrellgas, L.P. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on April 1 and October 1 of each year. The outstanding principal amount is due on October 1, 2017. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to 2015.

Senior notes

During November 2010, Ferrellgas, L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. Ferrellgas, L.P. received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. This debt redemption transaction also resulted in $25.3 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs. During July 2011, Ferrellgas, L.P. completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

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

Secured credit facility

During November 2009, Ferrellgas, L.P. closed on a secured credit facility that provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. This credit facility matures in November 2012.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2011, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt. As of July 31, 2010, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $167.0 million, of which $99.8 million was classified as long-term debt.

Borrowings under the secured credit facility had a weighted average interest rate of 6.53% and 5.91% at July 31, 2011 and 2010, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 2.50% to 3.25% (as of July 31, 2011 and 2010, the margin was 3.00% and 2.75%, respectively); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 3.50% to 4.25% (as of July 31, 2011 and 2010, the margin was 4.00% and 3.75%, respectively).

As of July 31, 2011, the federal funds rate and Bank of America’s prime rate were 0.11% and 3.25%, respectively. As of July 31, 2010, the federal funds rate and Bank of America’s prime rate were 0.18% and 3.25%, respectively. As of July 31, 2011, the one-month and three-month Eurodollar Rates were 0.22% and 0.34%, respectively. As of July 31, 2010, the one-month and three-month Eurodollar Rates were 0.40% and 0.60%, respectively.

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

Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2010 totaled $47.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2011, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.5 million. At July 31, 2010, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.9 million. Ferrellgas, L.P. incurred commitment fees of $1.1 million, $0.9 million and $0.9 million in fiscal 2011, 2010 and 2009, respectively.

See Note O — Subsequent events — for discussion about an amendment to the secured credit facility.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2011, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2012	$2,557
2013	2,096
2014	2,079
2015	2,028
2016	1,976
Thereafter	867,018
Total	$877,754

See Note O — Subsequent events — for discussion about the effect of an amendment to the secured credit facility on scheduled annual principal payments.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $941.3 million and $940.6 million as of July 31, 2011 and 2010, respectively. The fair value is estimated based on quoted market prices.

I.   Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the year ended July 31,
	2011	2010	2009
Ferrellgas Partners	$272,777	$191,822	$156,031
General partner	$2,783	$1,958	$1,592

On August 26, 2011, Ferrellgas, L.P. declared distributions for the three months ended July 31, 2011 to Ferrellgas Partners and the general partner of $38.4 million and $0.4 million, respectively, which were paid on September 14, 2011.

Partnership contributions

During fiscal 2011, Ferrellgas Partners, L.P. contributed $157.7 million of proceeds from equity offerings to Ferrellgas, L.P. Ferrellgas, L.P. used these proceeds to reduce outstanding indebtedness under its secured credit facility. Ferrellgas, L.P. then distributed $107.9 million of these proceeds to Ferrellgas Partners, L.P. to fund the redemption of $98.0 million of Ferrellgas Partners,

L.P.’s $280.0 million 8.625% fixed rate senior notes due 2020 and related make-whole and interest payments.

During fiscal 2010, Ferrellgas, L.P. received cash contributions totaling $51.3 million from Ferrellgas Partners, L.P.

During fiscal 2011 and 2010, Ferrellgas, L.P. received asset contributions of $2.9 million and $3.1 million, respectively, in connection with acquisitions.

See additional discussions about transactions with related parties in Note K — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note J — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the years ended July 31, 2011 and 2010.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2011, the general partner made cash contributions of $1.6 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2010, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

Ferrellgas, L.P.’s risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas, L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas, L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas, L.P.’s financial statements until settled.

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the years ended July 31, 2011 and 2010, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the consolidated balance sheets:

	2011	2010
Derivatives — Price risk management assets	$7,637	$1,882
Derivatives — Price risk management liabilities	$2,476	$2,039

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the consolidated statement of partners’ capital:

	For the year ended July 31,
	2011	2010
Fair value gain adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$22,676	$12,063

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	$17,358	$11,231

Ferrellgas, L.P. expects to reclassify net gains of approximately $5.2 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2011 and 2010, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2011, Ferrellgas, L.P. had financial derivative contracts covering 0.5 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the years ended July 31, 2011 and 2010, four counterparties represented 87% and 84%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the years ended July 31, 2011 and 2010, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

At July 31, 2011 and 2010, all derivative assets and liabilities qualified for classification as Level 2 - other observable inputs as defined by the GAAP hierarchy. All financial derivatives assets and liabilities were non-trading positions.

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

	For the year ended July 31,
	2011	2010	2009
Operating expense	$206,276	$224,974	$217,374

General and administrative expense	$26,777	$24,620	$23,801

See additional discussions about transactions with the general partner and related parties in Note I — Partners’ capital.

Board of Directors

During fiscal 2009, Ferrellgas, L.P. received payments totaling $0.3 million for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by Mr. Ferrell.

Elizabeth Solberg, who was a member of the general partner’s Board of Directors during fiscal 2011, serves as the General Manager of Fleishman-Hillard Inc. During fiscal 2011, 2010 and 2009, Ferrellgas, L.P. paid Fleishman-Hillard Inc. $0.1 million, $0.2 million and $0.2 million, respectively for marketing and communications services.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $0.8 million as of July 31, 2011. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $4.4 million as of July 31, 2011. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2011:

	Future minimum rental and buyout amounts by fiscal year
	2012	2013	2014	2015	2016	Thereafter

Operating lease obligations	$20,998	$15,023	$11,680	$9,270	$7,401	$10,880
Operating lease buyouts	$3,205	$1,456	$899	$787	$966	$4,372

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $33.3 million, $33.7 million and $38.6 million for fiscal 2011, 2010 and 2009, respectively.

M.        Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $10.2 million, $9.3 million and $6.8 million during fiscal 2011, 2010 and 2009, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all full time employees. With the establishment of the ESOP in July 1998, Ferrellgas, L.P. suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2011, 2010 and 2009 were $3.1 million, $3.2 million and $2.7 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2011, 2010 and 2009, other comprehensive income and other liabilities were adjusted by $0.2 million, $46 thousand and $(6.0) thousand, respectively.

N.          Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales and Net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

For the year ended July 31, 2011

	First quarter	Second quarter (b)	Third quarter (c)	Fourth quarter

Revenues	$400,192	$840,992	$732,373	$449,658
Gross margin from propane and other gas liquids sales (a)	$112,137	$214,763	$164,608	$111,405
Net earnings (loss)	$(21,999)	$28,688	$19,416	$(37,167)

For the year ended July 31, 2010

	First quarter (d)	Second quarter	Third quarter	Fourth quarter

Revenues	$352,070	$777,852	$615,290	$353,848
Gross margin from propane and other gas liquids sales (a)	$126,746	$220,368	$180,708	$114,962
Net earnings (loss)	$(26,887)	$83,849	$39,661	$(34,262)

(a)                Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales.”

(b)               Includes “Loss on extinguishment of debt,” which decreased Net earnings by $36.4 million. See Note H — Debt — for a discussion of make-whole payments and non-cash write-offs of debt.

(c)                Includes litigation accrual and related legal fees, which decreased Net earnings by $10.5 million. See Note L — Contingencies and commitments - for a discussion of the litigation accrual and related legal fees.

(d)               Includes “Loss on extinguishment of debt,” which increased Net loss by $17.3 million. See Note H — Debt — for a discussion of make-whole payments and non-cash write-offs of debt.

O. Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued, and concluded that, other than the events discussed below, there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

During September 2011, Ferrellgas, L.P. executed an amendment to its secured credit facility. This amendment changed the maturity of the secured credit facility to five years, extending the maturity date to September 2016. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the secured credit facility will bear interest at rates ranging from 1.25% to 1.50% lower than the existing secured credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Ferrellgas Finance Corp.

Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P., referred to herein as the “Company”) as of July 31, 2011 and 2010, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

September 26, 2011

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

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF EARNINGS

	For the year ended July 31,
	2011	2010	2009

General and administrative expense	$8,163	$20,462	$3,445

Net loss	$(8,163)	$(20,462)	$(3,445)

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder’s
	Shares	Dollars	capital	deficit	equity

July 31, 2008	1,000	$1,000	$3,312	$(3,212)	$1,100
Capital contribution	—	—	3,445	—	3,445
Net loss	—	—	—	(3,445)	(3,445)
July 31, 2009	1,000	1,000	6,757	(6,657)	1,100
Capital contribution	—	—	20,462	—	20,462
Net loss	—	—	—	(20,462)	(20,462)
July 31, 2010	1,000	1,000	27,219	(27,119)	1,100
Capital contribution	—	—	8,163	—	8,163
Net loss	—	—	—	(8,163)	(8,163)
July 31, 2011	1,000	$1,000	$35,382	$(35,282)	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(8,163)	$(20,462)	$(3,445)
Cash used in operating activities	(8,163)	(20,462)	(3,445)

Cash flows from financing activities:
Capital contribution	8,163	20,462	3,445
Cash provided by financing activities	8,163	20,462	3,445

Change in cash	—	—	—
Cash - beginning of year	1,100	1,100	1,100
Cash - end of year	$1,100	$1,100	$1,100

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

B.                                    Commitment

During September 2009, the Partnership issued $300.0 million in aggregate principal amount of new 9.125% senior unsecured notes due 2017 at an offering price equal to 98.6% of par. Net proceeds were used to redeem all of its $82.0 million 7.24% series D notes due 2010, to redeem all of its $70.0 million 7.42% series E notes due 2013 and to fund the related $17.3 million make-whole payments. The remaining proceeds were used to reduce outstanding indebtedness under the unsecured credit facility.

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

During July 2011, the Partnership completed an offer to exchange $500.0 million in aggregate principal amount of its 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its outstanding and unregistered 6.50% senior notes due 2021, which were issued during November 2010 in a private placement.

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership.

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2011, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $10,549 associated with the net operating loss carryforward of $27,119, which expires at various dates through July

31, 2030, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2011, 2010 and 2009, and there is no net deferred tax asset as of July 31, 2011 and 2010.

D.                                    Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

FERRELLGAS PARTNERS, L.P.	Schedule l
PARENT ONLY BALANCE SHEETS (in thousands, except unit data)

	July 31,
	2011	2010
ASSETS

Cash and cash equivalents	$95	$12
Prepaid expenses and other current assets	18	10
Investment in Ferrellgas, L.P.	265,956	359,367
Other assets, net	3,657	6,152
Total assets	$269,726	$365,541

LIABILITIES AND PARTNERS’ CAPITAL

Other current liabilities	$2,139	$3,319
Long-term debt	182,000	280,000

Partners’ capital
Common unitholders (75,966,353 and 69,521,818 units outstanding at 2011 and 2010, respectively)	139,614	141,281
General partner (767,337 and 702,241 units outstanding at 2011 and 2010, respectively)	(58,660)	(58,644)
Accumulated other comprehensive income (loss)	4,633	(415)
Total partners’ capital	85,587	82,222
Total liabilities and partners’ capital	$269,726	$365,541

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF EARNINGS

(in thousands)

	For the year ended July 31,
	2011	2010	2009

Equity in earnings (loss) of Ferrellgas, L.P.	$(10,950)	$61,731	$76,718
Operating expense	(358)	(424)	(328)

Operating income (loss)	(11,308)	61,307	76,390

Interest expense	(21,811)	(24,498)	(23,734)
Loss on extinguishment of debt	(10,513)	(3,408)	—
Other income (expense), net	—	(666)	—
Income tax expense	(16)	(26)	(84)

Net earnings (loss)	$(43,648)	$32,709	$52,572

FERRELLGAS PARTNERS, L.P.

PARENT ONLY

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended July 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(43,648)	$32,709	$52,572
Reconciliation of net earnings (loss) to net cash used in operating activities: Other	1,509	1,182	292
Equity in (earnings) loss of Ferrellgas, L.P.	10,950	(61,731)	(76,718)
Net cash used in operating activities	(31,189)	(27,840)	(23,854)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	272,777	191,822	156,031
Cash contributed to Ferrellgas, L.P.	(157,680)	(51,300)	(69,848)
Net cash provided by investing activities	115,097	140,522	86,183

Cash flows from financing activities:
Distributions	(145,002)	(139,763)	(132,581)
Cash paid for financing costs	(173)	(6,275)	50
Proceeds from increase in long-term debt	—	280,000	—
Reductions in long-term debt	(98,000)	(268,000)	—
Issuance of common units (net of issuance costs of $300, $18 and $401 for the years ended July 31, 2011, 2010 and 2009, respectively	157,212	19,949	69,447
Proceeds from exercise of common unit options	544	1,189	—
Other	1,594	214	702
Net cash used in financing activities	(83,825)	(112,686)	(62,382)

Increase (decrease) in cash and cash equivalents	83	(4)	(53)
Cash and cash equivalents - beginning of year	12	16	69
Cash and cash equivalents - end of year	$95	$12	$16

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES	Schedule II

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions
	Balance at	Charged to		Deductions	Balance
	beginning	cost /	Other	(amounts	at end
Description	of period	expenses	additions	charged-off)	of period

Year ended July 31, 2011

Allowance for doubtful accounts	$5,010	$5,174	$1,966	$(7,840)	$4,310

Year ended July 31, 2010

Allowance for doubtful accounts	$4,294	$7,821	$420	$(7,525)	$5,010

Year ended July 31, 2009

Allowance for doubtful accounts	$5,977	$4,421	$961	$(7,065)	$4,294

FERRELLGAS, L.P. AND SUBSIDIARIES	Schedule II

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions
	Balance at	Charged to		Deductions	Balance
	beginning	cost /	Other	(amounts	at end
Description	of period	expenses	additions	charged-off)	of period

Year ended July 31, 2011

Allowance for doubtful accounts	$5,010	$5,174	$1,966	$(7,840)	$4,310

Year ended July 31, 2010

Allowance for doubtful accounts	$4,294	$7,821	$420	$(7,525)	$5,010

Year ended July 31, 2009

Allowance for doubtful accounts	$5,977	$4,421	$961	$(7,065)	$4,294

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

4.9

First Amendment to Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.10

Second Amendment to Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed March 10, 2009.

	4.11

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

*	10.2

First Amendment to Credit Agreement dated as of September 23, 2011, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto.

	10.3

Receivable Sale Agreement dated as of April 6, 2010, between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2010.

	10.4

Receivables Purchase Agreement dated as of April 6, 2010, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and BNP Paribas, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 7, 2010.

#	10.5

Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010.

#	10.6	Second Amended and Restated Ferrellgas Unit Option Plan, effective April 19, 2001. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed September 28, 2010.

#	10.7

Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed September 28, 2009.

#	10.8	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.

#	10.9

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

#	10.20

Amendment No. 1 to Services Agreement dated as of May 1, 2009 between Samson Dental Practice Management, LLC as the client and Ferrellgas, L.P. as the provider. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed May 4, 2009.

#	10.21

Termination of Agreements dated as of March 12, 2010, by and between Ferrellgas, L.P., Ferrellgas, Inc. and Samson Dental Practice Management, LLC. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.

*	21.1	List of subsidiaries

*	23.1

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2011.

*	23.2

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2011.

*	23.3

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas, L.P. for the year ended July 31, 2011.

*	23.4

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Finance Corp. for the year ended July 31, 2011.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	101.INS	XBRL Instance Document. (a)

*	101.SCH	XBRL Taxonomy Extension Schema Document. (a)

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (a)

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (a)

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (a)

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (a)

*	Filed herewith
#	Management contracts or compensatory plans.
(a)

XBRL (eXtensible Business Reporting Language) information is furnished and deemed not filed for purposes of Section 11 or 12 of the Securities Exchange Act of 1933 and Section 18 of the Securities Exchange Act of 1934,and otherwise is not subject to liability under these sections.