Form 10-Q
period 2011-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2011-12-09
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☑     No ☐

At November 30, 2011, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	75,973,853	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(A) and (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended October 31, 2011

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	October 31,	July 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$13,134	$7,437
Accounts and notes receivable, net (including $139,451 and $112,509 of accounts receivable pledged as collateral at October 31, 2011 and July 31, 2011, respectively)	205,608	159,532
Inventories	184,530	136,139
Prepaid expenses and other current assets	30,488	23,885
Total current assets	433,760	326,993

Property, plant and equipment (net of accumulated depreciation of $581,527 and $573,665 at October 31, 2011 and July 31, 2011, respectively)	642,711	642,205
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $308,738 and $303,360 at October 31, 2011 and July 31, 2011, respectively)	202,778	204,136
Other assets, net	40,043	38,308
Total assets	$1,568,236	$1,460,586

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$115,408	$67,541
Short-term borrowings	126,071	64,927
Collateralized note payable	81,000	61,000
Other current liabilities	135,317	104,813
Total current liabilities	457,796	298,281

Long-term debt	1,069,430	1,050,920
Other liabilities	23,255	23,068
Contingencies and commitments (Note I)	—	—

Partners’ capital:
Common unitholders (75,966,353 and 75,966,353 units outstanding at October 31, 2011 and July 31, 2011, respectively)	74,739	139,614
General partner unitholder (767,337 and 767,337 units outstanding at October 31, 2011 and July 31, 2011, respectively)	(59,315)	(58,660)
Accumulated other comprehensive income	273	4,633
Total Ferrellgas Partners, L.P. partners’ capital	15,697	85,587
Noncontrolling interest	2,058	2,730
Total partners’ capital	17,755	88,317
Total liabilities and partners’ capital	$1,568,236	$1,460,586

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended October 31,
	2011	2010

Revenues:
Propane and other gas liquids sales	$514,219	$368,623
Other	24,207	31,569
Total revenues	538,426	400,192

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	403,122	256,486
Cost of product sold - other	6,626	12,858
Operating expense (includes $1.2 million and $0.1 million for the three months ended October 31, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	100,578	95,396
Depreciation and amortization expense	20,674	20,375
General and administrative expense (includes $1.7 million and $0.9 million for the three months ended October 31, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	11,114	11,264
Equipment lease expense	3,529	3,649
Non-cash employee stock ownership plan compensation charge	2,579	2,444
Loss (gain) on disposal of assets	309	(232)

Operating loss	(10,105)	(2,048)

Interest expense	(23,387)	(26,877)
Other income (expense), net	(33)	178

Loss before income taxes	(33,525)	(28,747)

Income tax benefit	(630)	(482)

Net loss	(32,895)	(28,265)

Net loss attributable to noncontrolling interest	(291)	(222)

Net loss attributable to Ferrellgas Partners, L.P.	(32,604)	(28,043)

Less: General partner’s interest in net loss	(326)	(280)
Common unitholders’ interest in net loss	$(32,278)	$(27,763)

Basic and diluted net loss per common unitholders’ interest	$(0.42)	$(0.40)

Cash distributions declared per common unit	$0.50	$0.50

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

					Accumulated other			Total
	Number of units				comprehensive income (loss)			Ferrellgas
		General		General		Currency		Partners, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

July 31, 2010	69,521.8	702.2	$141,281	$(58,644)	$(166)	$24	$(273)	$82,222	$3,680	$85,902

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	3,388	34	—	—	—	3,422	35	3,457

Distributions	—	—	(34,774)	(351)	—	—	—	(35,125)	(359)	(35,484)

Common units issued in connection with acquisitions	63.5	0.6	1,625	16	—	—	—	1,641	17	1,658

Common unit options issued	26.5	0.3	308	3	—	—	—	311	3	314

Comprehensive income (loss):
Net loss	—	—	(27,763)	(280)	—	—	—	(28,043)	(222)	(28,265)
Cumulative effect of change in accounting principle	—	—	1,230	12	—	—	—	1,242	13	1,255
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	4,951	—	—		51
Reclassification of derivatives to earnings	—	—	—	—	(577)	—	—		(6)
Foreign currency translation adjustment	—	—	—	—	—	2	—
Other comprehensive income (loss)								4,376		4,421
Comprehensive loss								(22,425)	(164)	(22,589)

October 31, 2010	69,611.8	703.1	$85,295	$(59,210)	$4,208	$26	$(273)	$30,046	$3,212	$33,258

July 31, 2011	75,966.4	767.3	$139,614	$(58,660)	$5,098	$26	$(491)	$85,587	$2,730	$88,317

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	5,386	55	—	—	—	5,441	55	5,496

Distributions	—	—	(37,983)	(384)	—	—	—	(38,367)	(391)	(38,758)

Comprehensive income (loss):
Net loss	—	—	(32,278)	(326)	—	—	—	(32,604)	(291)	(32,895)
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(2,502)	—	—		(26)
Reclassification of derivatives to earnings	—	—	—	—	(1,860)	—	—		(19)
Foreign currency translation adjustment	—	—	—	—	—	2	—
Other comprehensive income (loss)								(4,360)		(4,405)
Comprehensive loss								(36,964)	(336)	(37,300)

October 31, 2011	75,966.4	767.3	$74,739	$(59,315)	$736	$28	$(491)	$15,697	$2,058	$17,755

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended
	October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(32,895)	$(28,265)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	20,674	20,375
Non-cash employee stock ownership plan compensation charge	2,579	2,444
Non-cash stock and unit-based compensation charge	2,917	1,013
Loss (gain) on disposal of assets	309	(232)
Provision for doubtful accounts	1,952	1,978
Deferred tax expense	164	112
Other	581	2,719
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net	(48,026)	(32,573)
Inventories	(48,391)	(2,907)
Prepaid expenses and other current assets	(12,197)	(13,660)
Accounts payable	48,048	22,779
Accrued interest expense	5,181	6,836
Other current liabilities	26,339	12,827
Other liabilities	38	10
Net cash used in operating activities	(32,727)	(6,544)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,300)	(1,770)
Capital expenditures	(14,924)	(11,565)
Proceeds from sale of assets	1,363	2,078
Net cash used in investing activities	(18,861)	(11,257)

Cash flows from financing activities:
Distributions	(38,367)	(35,125)
Proceeds from increase in long-term debt	18,656	10,020
Payments on long-term debt	(1,259)	(934)
Net additions to short-term borrowings	61,144	23,279
Net additions to collateralized short-term borrowings	20,000	19,000
Cash paid for financing costs	(2,500)	(164)
Noncontrolling interest activity	(391)	(359)
Proceeds from exercise of common unit options	—	308
Cash contribution from general partner in connection with common unit issuances	—	6
Net cash provided by financing activities	57,283	16,031

Effect of exchange rate changes on cash	2	2

Increase (decrease) in cash and cash equivalents	5,697	(1,768)
Cash and cash equivalents - beginning of period	7,437	11,401
Cash and cash equivalents - end of period	$13,134	$9,633

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. As of October 31, 2011, Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2011.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2011 and 2010 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(3)     Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2011	2010
CASH PAID FOR:
Interest	$16,817	$17,065
Income taxes	$3	$—
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$1,625
Issuance of liabilities in connection with acquisitions	$952	$538
Property, plant and equipment additions	$642	$474

(4)     New accounting standards:

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

FASB Accounting Standard Update No. 2011-08

In September 2011, the FASB issued FASB Accounting Standard Update No. 2011-08 (ASU 2011-08), which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

C.  Supplemental financial statement information

Inventories consist of the following:

	October 31,	July 31,
	2011	2011
Propane gas and related products	$161,237	$113,826
Appliances, parts and supplies	23,293	22,313
Inventories	$184,530	$136,139

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of October 31, 2011, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 104.6 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31,	July 31,
	2011	2011
Accrued interest	$24,960	$19,779
Accrued litigation and insurance	17,350	16,565
Customer deposits and advances	38,264	19,784
Other	54,743	48,685
Other current liabilities	$135,317	$104,813

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2011	2010
Operating expense	$43,788	$42,284
Depreciation and amortization expense	1,584	1,481
Equipment lease expense	3,091	3,361
	$48,463	$47,126

D.  Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	October 31,	July 31,
	2011	2011
Accounts receivable pledged as collateral	$139,451	$112,509
Accounts receivable	70,215	51,104
Other	228	229
Less: Allowance for doubtful accounts	(4,286)	(4,310)
Accounts and notes receivable, net	$205,608	$159,532

The operating partnership, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At October 31, 2011, $139.5 million of trade accounts receivable were pledged as collateral against $81.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

The operating partnership structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of October 31, 2011, the operating partnership had received cash proceeds of $81.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $8.0 million. As of July 31, 2011, the operating partnership had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.2% and 3.6% as of October 31, 2011 and July 31, 2011, respectively.

E.   Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2011 and July 31, 2011, $126.1 million and $64.9 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

During September 2011, Ferrellgas executed an amendment to its secured credit facility. This amendment changed the maturity of the secured credit facility to five years, extending the maturity date to September 2016. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the amended secured credit facility bear interest at rates ranging from 1.25% to 1.50% lower than the previous secured credit facility.

As of October 31, 2011, Ferrellgas had total borrowings outstanding under its secured credit facility of $209.3 million, of which $83.2 million was classified as long-term debt. As of July 31, 2011, Ferrellgas had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt.

Borrowings outstanding at October 31, 2011 and July 31, 2011 under the secured credit facility had a weighted average interest rate of 3.27% and 4.57%, respectively.

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

Letters of credit outstanding at October 31, 2011 totaled $51.0 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At October 31, 2011, Ferrellgas had available letter of credit remaining capacity of $139.6 million. At July 31, 2011, Ferrellgas had available letter of credit remaining capacity of $152.5 million.

F.   Partners’ capital

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2011	2010
Public common unitholders	$25,640	$22,433
Ferrell Companies (1)	10,040	10,040
FCI Trading Corp. (2)	98	98
Ferrell Propane, Inc. (3)	26	26
James E. Ferrell (4)	2,179	2,177
General partner	384	351
	$38,367	$35,125

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

On November 22, 2011, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2011, which is expected to be paid on December 15, 2011.

Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading	98
Ferrell Propane	26
James E. Ferrell	2,179
General partner	384

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the three months ended October 31, 2011 and 2010.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2011, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31, 2010, the general partner made cash contributions of $39 thousand and non-cash contributions of $69 thousand to Ferrellgas to maintain its effective 2% general partner interest.

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

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the three months ended October 31, 2011 and 2010, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	October 31, 2011	July 31, 2011
Derivatives — Price risk management assets	$2,044	$7,637
Derivatives — Price risk management liabilities	$1,290	$2,476

Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the three months ended October 31,
	2011	2010
Fair value gain (loss) adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(2,528)	$5,002

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	$1,879	$583

Ferrellgas expects to reclassify net gains of approximately $0.8 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2011 and 2010, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2011, Ferrellgas had financial derivative contracts covering 0.7 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the three months ended October 31, 2011 and 2010, four counterparties represented 90% and 95%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the three months ended October 31, 2011 and 2010, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

The following tables provide the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value. All financial derivatives assets and liabilities were non-trading positions.

	As of October 31, 2011
Fair value of derivatives	Level 1	Level 2	Level 3	Total
Price risk management assets	$—	$2,044	$—	$2,044

Price risk management liabilities	$—	$1,290	$—	$1,290

	As of July 31, 2011
Fair value of derivatives	Level 1	Level 2	Level 3	Total
Price risk management assets	$—	$7,637	$—	$7,637

Price risk management liabilities	$—	$2,476	$—	$2,476

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

	For the three months ended October 31,
	2011	2010
Operating expense	$49,347	$50,011

General and administrative expense	$6,017	$6,463

See additional discussions about transactions with the general partner and related parties in Note F — Partners’ capital.

I.   Contingencies and commitments

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

Ferrellgas has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received preliminary approval by the Court. Ferrellgas believes these claims will not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas beyond the $10.0 million litigation accrual that has been established for these claims.

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

J.  Net loss per common unitholders’ interest

Below is a calculation of the basic and diluted net loss available per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was not a dilutive effect resulting from this guidance on basic and diluted net loss per common unitholders’ interest for the three months ended October 31, 2011 and 2010.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the three months ended October 31,
	2011	2010

Common unitholders’ interest in net loss	$(32,278)	$(27,763)

Weighted average common units outstanding (in thousands)	75,966.4	69,559.6

Dilutive securities	—	—

Weighted average common units outstanding plus dilutive securities	75,966.4	69,559.6

Basic and diluted net loss per common unitholders’ interest	$(0.42)	$(0.40)

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	October 31,	July 31,
	2011	2011
ASSETS

Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)	—	—

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	8,970	8,920

Accumulated deficit	(9,001)	(8,951)
Total stockholder’s equity	$969	$969

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended
	October 31,
	2011	2010

General and administrative expense	$50	$90

Net loss	$(50)	$(90)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(50)	$(90)
Cash used in operating activities	(50)	(90)

Cash flows from financing activities:
Capital contribution	50	90
Cash provided by financing activities	50	90

Change in cash	—	—
Cash — beginning of period	969	969
Cash — end of period	$969	$969

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2011

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

B.            Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership.

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of October 31, 2011, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31,	July 31,
	2011	2011
ASSETS

Current assets:
Cash and cash equivalents	$13,080	$7,342
Accounts and notes receivable, net (including $139,451 and $112,509 of accounts receivable pledged as collateral at October 31, 2011 and July 31, 2011, respectively)	205,608	159,532
Inventories	184,530	136,139
Prepaid expenses and other current assets	30,475	23,867
Total current assets	433,693	326,880

Property, plant and equipment (net of accumulated depreciation of $581,527 and $573,665 at October 31, 2011 and July 31, 2011, respectively)	642,711	642,205
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $308,738 and $303,360 at October 31, 2011 and July 31, 2011, respectively)	202,778	204,136
Other assets, net	36,488	34,651
Total assets	$1,564,614	$1,456,816

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$115,408	$67,541
Short-term borrowings	126,071	64,927
Collateralized note payable	81,000	61,000
Other current liabilities	129,233	102,674
Total current liabilities	451,712	296,142

Long-term debt	887,430	868,920
Other liabilities	23,255	23,068
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	199,886	261,323
General partner	2,042	2,669
Accumulated other comprehensive income	289	4,694
Total partners’ capital	202,217	268,686
Total liabilities and partners’ capital	$1,564,614	$1,456,816

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2011	2010

Revenues:
Propane and other gas liquids sales	$514,219	$368,623
Other	24,207	31,569
Total revenues	538,426	400,192

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	403,122	256,486
Cost of product sold - other	6,626	12,858
Operating expense (includes $1.2 million and $0.1 million for the three months ended October 31, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	100,516	95,327
Depreciation and amortization expense	20,674	20,375
General and administrative expense (includes $1.7 million and $0.9 million for the three months ended October 31, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	11,114	11,264
Equipment lease expense	3,529	3,649
Non-cash employee stock ownership plan compensation charge	2,579	2,444
Loss (gain) on disposal of assets	309	(232)

Operating loss	(10,043)	(1,979)

Interest expense	(19,357)	(20,680)
Other income (expense), net	(33)	178

Loss before income taxes	(29,433)	(22,481)

Income tax benefit	(631)	(482)

Net loss	$(28,802)	$(21,999)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2011	$261,323	$2,669	$5,161	$26	$(493)	$268,686

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	5,441	55	—	—	—	5,496

Cash distributions	(38,367)	(391)	—	—	—	(38,758)

Comprehensive income (loss):
Net loss	(28,511)	(291)	—	—	—	(28,802)
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	(2,528)	—	—
Reclassification of derivatives to earnings	—	—	(1,879)	—	—
Foreign currency translation adjustment	—	—	—	2	—
Pension liability adjustment	—	—	—	—	—
Other comprehensive income (loss)						(4,405)
Comprehensive loss						(33,207)

October 31, 2011	$199,886	$2,042	$754	$28	$(493)	$202,217

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(28,802)	$(21,999)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	20,674	20,375
Non-cash employee stock ownership plan compensation charge	2,579	2,444
Non-cash stock and unit-based compensation charge	2,917	1,013
Loss (gain) on disposal of assets	309	(232)
Provision for doubtful accounts	1,952	1,978
Deferred tax expense	164	112
Other	480	2,568
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net	(48,026)	(32,573)
Inventories	(48,391)	(2,907)
Prepaid expenses and other current assets	(12,202)	(13,675)
Accounts payable	48,048	22,779
Accrued interest expense	1,256	799
Other current liabilities	26,318	12,824
Other liabilities	38	10
Net cash used in operating activities	(32,686)	(6,484)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,300)	(1,786)
Capital expenditures	(14,924)	(11,565)
Proceeds from sale of assets	1,363	2,078
Net cash used in investing activities	(18,861)	(11,273)

Cash flows from financing activities:
Distributions	(38,758)	(35,484)
Contributions from partners	—	3
Proceeds from increase in long-term debt	18,656	10,020
Payments on long-term debt	(1,259)	(934)
Net additions to short-term borrowings	61,144	23,279
Net additions to collateralized short-term borrowings	20,000	19,000
Cash paid for financing costs	(2,500)	(13)
Net cash provided by financing activities	57,283	15,871

Effect of exchange rate changes on cash	2	2

Increase (decrease) in cash and cash equivalents	5,738	(1,884)
Cash and cash equivalents - beginning of period	7,342	11,389
Cash and cash equivalents - end of period	$13,080	$9,505

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

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

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2011.

B.       Summary of significant accounting policies

(1)               Nature of operations: Ferrellgas, L.P. is a single reportable operating segment engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2011 and 2010 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

	For the three months
	ended October 31,
	2011	2010
CASH PAID FOR:
Interest	$16,817	$17,065
Income taxes	$2	$—
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$1,625
Issuance of liabilities in connection with acquisitions	$952	$538
Property, plant and equipment additions	$642	$474

(4) New accounting standards:

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

FASB Accounting Standard Update No. 2011-08

In September 2011, the FASB issued FASB Accounting Standard Update No. 2011-08 (ASU 2011-08), which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas, L.P. does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

C.     Supplemental financial statement information

Inventories consist of the following:

	October 31,	July 31,
	2011	2011
Propane gas and related products	$161,237	$113,826
Appliances, parts and supplies	23,293	22,313
Inventories	$184,530	$136,139

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of October 31, 2011, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 104.6 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31, 2011	July 31, 2011
Accrued interest	$19,029	$17,773
Accrued litigation and insurance	17,350	16,565
Customer deposits and advances	38,264	19,784
Other	54,590	48,552
Other current liabilities	$129,233	$102,674

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2011	2010
Operating expense	$43,788	$42,284
Depreciation and amortization expense	1,584	1,481
Equipment lease expense	3,091	3,361
	$48,463	$47,126

D.  Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	October 31, 2011	July 31, 2011
Accounts receivable pledged as collateral	$139,451	$112,509
Accounts receivable	70,215	51,104
Other	228	229
Less: Allowance for doubtful accounts	(4,286)	(4,310)
Accounts and notes receivable, net	$205,608	$159,532

Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $145.0 million. At October 31, 2011, $139.5 million of trade accounts receivable were pledged as collateral against $81.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of October 31, 2011, Ferrellgas, L.P. had received cash proceeds of $81.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $8.0 million. As of July 31, 2011, Ferrellgas, L.P. had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 3.2% and 3.6% as of October 31, 2011 and July 31, 2011, respectively.

E.         Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2011 and July 31, 2011, $126.1 million and $64.9 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

During September 2011, Ferrellgas, L.P. executed an amendment to its secured credit facility. This amendment changed the maturity of the secured credit facility to five years, extending the maturity date to September 2016. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the amended secured credit facility bear interest at rates ranging from 1.25% to 1.50% lower than the previous secured credit facility.

As of October 31, 2011, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $209.3 million, of which $83.2 million was classified as long-term debt. As of July 31, 2011, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt.

Borrowings outstanding at October 31, 2011 and July 31, 2011 under the secured credit facility had a weighted average interest rate of 3.27% and 4.57%, respectively.

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

Letters of credit outstanding at October 31, 2011 totaled $51.0 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At October 31, 2011, Ferrellgas, L.P. had available letter of credit remaining capacity of $139.6 million. At July 31, 2011, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.5 million.

F.              Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2011	2010
Ferrellgas Partners	$38,367	$35,125
General partner	391	359
	$38,758	$35,484

On November 22, 2011, Ferrellgas, L.P. declared distributions for the three months ended October 31, 2011 to Ferrellgas Partners and the general partner of $46.2 million and $0.5 million, respectively, which is expected to be paid on December 15, 2011.

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the three months ended October 31, 2011.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2011, the general partner made non-cash contributions of $55 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2010, the general partner made cash contributions of $20 thousand and non-cash contributions of $35 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the three months ended October 31, 2011 and 2010, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	October 31, 2011	July 31, 2011
Derivatives – Price risk management assets	$2,044	$7,637
Derivatives – Price risk management liabilities	$1,290	$2,476

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital for the three months ended October 31, 2011:

Fair value loss adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(2,528)

Reclassification of net gains originally recorded within OCI to Cost of product sold – propane and other gas liquids	$1,879

Ferrellgas, L.P. expects to reclassify net gains of approximately $0.8 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2011 and 2010, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2011, Ferrellgas, L.P. had financial derivative contracts covering 0.7 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the three months ended October 31, 2011 and 2010, four counterparties represented 90% and 95%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the three months ended October 31, 2011 and 2010, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

The following tables provide the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value. All financial derivatives assets and liabilities were non-trading positions.

	As of October 31, 2011
Fair value of derivatives	Level 1	Level 2	Level 3	Total
Price risk management assets	$—	$2,044	$—	$2,044

Price risk management liabilities	$—	$1,290	$—	$1,290

	As of July 31, 2011
Fair value of derivatives	Level 1	Level 2	Level 3	Total
Price risk management assets	$—	$7,637	$—	$7,637

Price risk management liabilities	$—	$2,476	$—	$2,476

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

	For the three months ended October 31,
	2011	2010
Operating expense	$49,347	$50,011

General and administrative expense	$6,017	$6,463

See additional discussions about transactions with the general partner and related parties in Note F — Partners’ capital.

I.              Contingencies and commitments

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

Ferrellgas, L.P. has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas, L.P. failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas, L.P. violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received preliminary approval by the Court. Ferrellgas, L.P. believes these claims will not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P. beyond the $10.0 million litigation accrual that has been established for these claims.

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

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	October 31,	July 31,
	2011	2011
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)	—	—

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	36,882	35,382

Accumulated deficit	(36,782)	(35,282)
Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2011	2010

General and administrative expense	$1,500	$3,050

Net loss	$(1,500)	$(3,050)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the three months ended October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,500)	$(3,050)
Cash used in operating activities	(1,500)	(3,050)

Cash flows from financing activities:
Capital contribution	1,500	3,050
Cash provided by financing activities	1,500	3,050

Change in cash	—	—
Cash — beginning of period	1,100	1,100
Cash — end of period	$1,100	$1,100

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2011

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

B.            Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership.

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of October 31, 2011, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•                  because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements; and

•                  Ferrellgas Partners issued common units during fiscal 2011.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2012 sales commitments and, as of October 31, 2011, have experienced net mark to market gains of approximately $0.8 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by reduced margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2011, we estimate 100% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

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

“Net loss attributable to Ferrellgas Partners, L.P.” in the three months ended October 31, 2011 was $(32.6) million as compared to $(28.0) million in the prior period. This increase in the net loss of $4.6 million was primarily due to an increase in “Operating expense” of $5.2 million.

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

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in the section in our Annual Report on Form 10-K for our fiscal 2011 entitled, “Item 1A. Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section in our Annual Report on Form 10-K for our fiscal 2011 entitled, “Item 1A. Risk Factors — Tax Risks.” The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders or to pay interest on the principal of any of our debt securities.

Results of Operations

Three months ended October 31, 2011 compared to October 31, 2010

(amounts in thousands) Three months ended October 31,	2011	2010	Favorable (unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	132,848	120,561	12,287	10%
Wholesale — Sales to Resellers	63,421	47,776	15,645	33%
	196,269	168,337	27,932	17%

Revenues - Propane and other gas liquids sales:
Retail — Sales to End Users	$282,448	$221,626	$60,822	27%
Wholesale — Sales to Resellers	142,089	103,222	38,867	38%
Other Gas Sales	89,682	43,775	45,907	105%
	$514,219	$368,623	$145,596	39%

Gross margin — Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$70,880	$74,714	$(3,834)	(5)%
Wholesale — Sales to Resellers	36,871	37,168	(297)	(1)%
Other Gas Sales	3,346	255	3,091	NM
	$111,097	$112,137	$(1,040)	(1)%

Gross margin - Other	$17,581	$18,711	$(1,130)	(6)%
Adjusted EBITDA (b)	16,374	21,884	(5,510)	(25)%
Operating loss	(10,105)	(2,048)	(8,057)	(393)%
Interest expense	(23,387)	(26,877)	3,490	13%
Interest expense - operating partnership	(19,357)	(20,680)	1,323	6%

(a)          Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)         Adjusted EBITDA is calculated as loss before income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss (gain) on disposal of assets, other income (expense), net, litigation accrual and related legal fees and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

NM — Not meaningful

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended October 31, 2011 and 2010, respectively:

(amounts in thousands)	2011	2010
Net loss attributable to Ferrellgas Partners, L.P.	$(32,604)	$(28,043)
Income tax benefit	(630)	(482)
Interest expense	23,387	26,877
Depreciation and amortization expense	20,674	20,375
EBITDA	$10,827	$18,727
Non-cash employee stock ownership plan compensation charge	2,579	2,444
Non-cash stock and unit-based compensation charge	2,917	1,013
Loss (gain) on disposal of assets	309	(232)
Other (income) expense, net	33	(178)
Litigation accrual and related legal fees	—	332
Net loss attributable to noncontrolling interest	(291)	(222)
Adjusted EBITDA	$16,374	$21,884

Propane sales volumes during the three months ended October 31, 2011 increased 27.9 million gallons from that of the prior year period due to 15.6 million of increased gallon sales to our wholesale customers and 12.3 million of increased gallon sales to our retail customers.

We believe our increase in sales volume was primarily due to our strategy to increase gallon sales by absorbing a portion of the increase in the wholesale cost of propane experienced during the current year period.  We also believe gallon sales were positively impacted by weather in the more highly concentrated geographic areas we serve that was approximately 10% colder than that of the prior year. We believe these volume increases were partially offset by customer conservation resulting from higher propane sales prices and the continuing over all poor economic environment.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended October 31, 2011 averaged 33% more than the prior year period. The wholesale market price averaged $1.52 and $1.14 per gallon during the three months ended October 31, 2011 and 2010, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $60.8 million compared to the prior year period. This increase resulted primarily from $38.2 million of increased sales price per gallon and $22.6 million from increased propane sales volumes, both as discussed above.

Wholesale sales increased $38.9 million compared to the prior year period. This increase resulted from $21.2 million of increased sales volumes and $17.7 million of increased sales price per gallon, both as discussed above.

Other gas sales increased $45.9 million compared to the prior year period primarily due to $26.4 million of increased propane sales volumes and $19.5 million of increased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $3.8 million compared to the prior year period. This decrease resulted primarily from $11.4 million of decreased gross margin per gallon resulting from our strategy to absorb a portion of the higher wholesale market prices for propane, partially offset by $7.6 million related to increased propane sales volumes, both as discussed above.

Wholesale sales gross margin slightly decreased $0.3 million compared to the prior year period. This decrease resulted primarily from $2.7 million of decreased gross margin per gallon resulting from our strategy to absorb a portion of the higher wholesale market prices for propane, offset by $2.4 million related to increased sales volumes, both as discussed above.

Other gas sales gross margin increased $3.1 million compared to the prior year period due to increased sales of excess inventory to other third party propane distributors and marketers.

Adjusted EBITDA

Adjusted EBITDA decreased $5.5 million compared to the prior year period primarily due to a $4.2 million increase in “Operating expense.”  This increase was primarily due to a $2.2 million increase for fuel and other vehicle related costs associated with increased sales volumes and a $1.0 million increase in general liability and other insurance expense.

Operating loss

Operating loss increased $8.1 million compared to the prior year period primarily due to $5.5 million of decreased “Adjusted EBITDA,” as discussed above and a $1.1 million and $0.8 million increase in non-cash stock based compensation charges classified as “Operating expense” and “General and administrative expense,” respectively.

Interest expense - consolidated

Interest expense decreased $3.5 million primarily due to $2.1 million resulting from a decrease in long-term debt borrowings and $1.6 million of decreased amortization of discounts and capitalized debt costs, both of which are the result of refinancings completed during the last 12 months.

Interest expense - operating partnership

Interest expense decreased $1.3 million primarily due to $1.5 million of decreased amortization of discounts and capitalized debt costs, which is the result of refinancings completed during the last 12 months.

Forward-looking statements

We expect “Net earnings” to be greater in fiscal 2012 compared to fiscal 2011 primarily due to our expectation that “Loss on extinguishment of debt” will be lower.

Liquidity and Capital Resources

General

Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity and capital resources may be affected by our ability to access the capital markets or by unforeseen demands on cash, or other events beyond our control.

Our only interest rate sensitive financings are our borrowings on our $400.0 million secured credit facility which, during September 2011, was amended to extend its maturity date five years to September 2016, and our accounts receivable securitization facility scheduled to expire in April 2013.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in the section in our Annual Report on Form 10-K for our fiscal 2011 entitled, “Item 1A. Risk Factors,” we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

A quarterly distribution of $0.50 is expected to be paid on December 15, 2011, to all common units that were outstanding on December 8, 2011. This represents the sixty-ninth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of October 31, 2011, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants during the remainder of fiscal 2012. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•                  significantly warmer than normal temperatures during the winter heating season;

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of November 30, 2011, we had $292.5 million available under this shelf registration statement; and

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of November 30, 2011, we had $228.6 million available under this shelf agreement.

Operating Activities

Net cash used in operating activities was $32.7 million for the three months ended October 31, 2011, compared to net cash used in operating activities of $6.5 million for the prior year period. This increase in cash used in operating activities was primarily due to a $22.3 million increase in working capital requirements and a $3.9 million decrease in cash flow from operations.

The increase in working capital requirements was primarily due to $45.5 million from the timing of inventory purchases and $15.5 million due to the impact of higher propane sales prices to customers and the timing of sales on accounts receivable, which were partially offset by $25.3 million from the timing of accounts payable disbursements, $7.6 million from incentive based compensation disbursements during the prior year period that were not repeated during the current year period and $5.8 million from the timing of customers uses of their deposits and advances.

The decrease in cash flow from operations is primarily due to an increase in “Operating expense” as discussed above.

The operating partnership

Net cash used in operating activities was $32.7 million for the three months ended October 31, 2011, compared to net cash used in operating activities of $6.5 million for the prior year period. This increase in cash used in operating activities was primarily due to a $20.2 million increase in working capital requirements and a $6.0 million decrease in cash flow from operations.

The increase in working capital requirements was primarily due to $45.5 million from the timing of inventory purchases and $15.5 million due to the impact of higher propane sales prices and the timing of billings and collections on accounts receivable, which were partially offset by $25.3 million from the timing of accounts payable disbursements and $7.6 million from incentive based compensation disbursements during the prior year period that were not repeated during the current year period and $5.8 million from the timing of customers uses of their deposits and advances.

The decrease in cash flow from operations is primarily due to an increase in “Operating expense” as discussed above.

Investing Activities

Net cash used in investing activities was $18.9 million for the three months ended October 31, 2011, compared to net cash used in investing activities of $11.3 million for the prior year period. This increase in net cash used in investing activities is primarily due to increases of $3.5 million in capital expenditures related to acquisitions and $3.4 million in growth and maintenance capital expenditures.

Financing Activities

Net cash provided by financing activities was $57.3 million for the three months ended October 31, 2011, compared to net cash provided by financing activities of $16.0 million for the prior year period. This increase in net cash provided by financing activities was primarily due to a $38.9 million net increase in short-term borrowings and an $8.3 million net increase in long-term borrowings, partially offset by a $3.2 million increase in cash distributions to unitholders resulting from equity offerings completed during the prior 12 month period.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $38.4 million during the three months ended October 31, 2011 in connection with the distributions declared for the three months ended July 31, 2011. The quarterly distribution on all common units and the related general partner distributions for the three months ended October 31, 2011 of $38.4 million is expected to be paid on December 15, 2011 to holders of record on December 8, 2011.

Secured credit facility

During September 2011, we executed an amendment to our secured credit facility extending the maturity date to September 2016. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the amended secured credit facility bear interest at rates ranging from 1.25% to 1.50% lower than the previous secured credit facility.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of October 31, 2011, we had total borrowings outstanding under this secured credit facility of $209.3 million, of which $83.2 million was classified as long-term debt.

Borrowings outstanding at October 31, 2011 under the secured credit facility had a weighted average interest rate of 3.27%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00% (as of October 31, 2011, the margin was 1.75%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00% (as of October 31, 2011, the margin was 2.75%).

As of October 31, 2011, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of October 31, 2011, the one-month and three-month Eurodollar Rates were 0.35% and 0.49%, respectively.

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

Letters of credit outstanding at October 31, 2011 totaled $51.0 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At October 31, 2011, we had available letter of credit remaining capacity of $139.6 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 2.00% to 3.00% (as of October 31, 2011, the rate was 2.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Ferrellgas Receivables is accounted for as a consolidated subsidiary. Expenses associated with accounts receivable securitization transactions are recorded in “Interest expense” in the condensed consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the condensed consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility increased $1.0 million. We received net funding of $20.0 million from this facility during the three months ended October 31, 2011 as compared to receiving net funding of $19.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in

“Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. This agreement allows for the proceeds of up to $145.0 million from the securitization of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. As of October 31, 2011, we had received cash proceeds of $81.0 million related to the securitization of our trade accounts receivable, with the ability to receive proceeds of an additional $8.0 million. As of October 31, 2011, the weighted average interest rate was 3.2%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements for the remainder of fiscal 2012. See “Accounts Receivable Securitization” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See a discussion of related risk factors in the section in our Annual Report on Form 10-K for our fiscal 2011 entitled, Item 1A. “Risk Factors.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $38.8 million and $35.5 million during the three months ended October 31, 2011 and 2010, respectively. The operating partnership expects to pay cash distributions of $46.7 million on December 15, 2011.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $55.4 million for the three months ended October 31, 2011, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at October 31, 2011	Distributions paid during the three months ended October 31, 2011
Ferrell Companies (1)	20,080,776	$10,040
FCI Trading Corp. (2)	195,686	98
Ferrell Propane, Inc. (3)	51,204	26
James E. Ferrell (4)	4,358,475	2,179

(1)   Ferrell Companies is the sole shareholder of our general partner.

(2)   FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)   Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the three months ended October 31, 2011, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.8 million.

On December 15, 2011, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.0 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the three months ended October 31, 2011. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2011 and July 31, 2011, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $14.7 million and $7.5 million as of October 31, 2011 and July 31, 2011, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At October 31, 2011 and July 31, 2011, we had $290.3 million and $190.5 million, respectively, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.9 million for the twelve months ending October 31, 2012. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2011, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to our Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that we failed to inform consumers of the amount of propane contained in propane tanks they purchased and that we violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received preliminary approval by the Court. We believe these claims will not have a material impact on our financial condition, results of operations and cash flows beyond the $10.0 million litigation accrual that has been established for these claims.

We have also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that we violate consumer protection laws in the manner we set prices and fees for our customers. Based on our business practices, we believe that the claims are without merit and intend to defend the claims vigorously.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2011.

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

4.3

Indenture dated as of April 13, 2010, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 13, 2010.

4.4

First Supplemental Indenture dated as of April 13, 2010, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed April 13, 2010.

4.5

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

4.7

First Amendment to Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.8

Second Amendment to Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.9

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

10.2

First Amendment to Credit Agreement dated as of September 23, 2011, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed September 26, 2011.

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

#	*	10.10	Change In Control Agreement dated as of October 9, 2006 by and between Ferrellgas, Inc. as the company and James E. Ferrell as the executive.

#		10.11

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 9, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: December 9, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date: December 9, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date: December 9, 2011	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director