Form 10-Q
period 2012-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2012-03-09
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☑     No ☐

At February 29, 2012, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	78,957,969	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(A) and (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended January 31, 2012

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	January 31,	July 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$15,725	$7,437
Accounts and notes receivable, net (including $293,163 and $112,509 of accounts receivable pledged as collateral at 2012 and 2011, respectively)	292,890	159,532
Inventories	170,479	136,139
Prepaid expenses and other current assets	26,389	23,885
Total current assets	505,483	326,993

Property, plant and equipment (net of accumulated depreciation of $589,705 and $573,665 at 2012 and 2011, respectively)	641,013	642,205
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $314,127 and $303,360 at 2012 and 2011, respectively)	199,836	204,136
Other assets, net	40,397	38,308
Total assets	$1,635,673	$1,460,586

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$132,425	$67,541
Short-term borrowings	56,037	64,927
Collateralized note payable	205,000	61,000
Other current liabilities	116,053	104,813
Total current liabilities	509,515	298,281

Long-term debt	1,032,993	1,050,920
Other liabilities	23,792	23,068
Contingencies and commitments (Note I)	—	—

Partners’ capital:
Common unitholders (78,950,469 and 75,966,353 units outstanding at January 31, 2012 and July 31, 2011, respectively)	127,508	139,614
General partner unitholder (797,479 and 767,337 units outstanding at January 31, 2012 and July 31, 2011, respectively)	(58,784)	(58,660)
Accumulated other comprehensive income (loss)	(1,889)	4,633
Total Ferrellgas Partners, L.P. partners’ capital	66,835	85,587
Noncontrolling interest	2,538	2,730
Total partners’ capital	69,373	88,317
Total liabilities and partners’ capital	$1,635,673	$1,460,586

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011

Revenues:
Propane and other gas liquids sales	$779,567	$774,179	$1,293,786	$1,142,802
Other	49,705	66,813	73,912	98,382
Total revenues	829,272	840,992	1,367,698	1,241,184

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	600,600	559,416	1,003,722	815,902
Cost of product sold - other	24,468	38,500	31,094	51,358
Operating expense (includes $0.7 million and $3.1 million for the three months ended January 31, 2012 and 2011, respectively, and $1.8 million and $3.3 million for the six months ended January 31, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	104,414	110,688	204,992	206,084
Depreciation and amortization expense	21,042	19,990	41,716	40,365
General and administrative expense (includes $0.9 million and $7.9 million for the three months ended January 31, 2012 and 2011, respectively, and $2.6 million and $8.8 million for the six months ended January 31, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	11,236	18,947	22,350	30,211
Equipment lease expense	3,528	3,543	7,057	7,192
Employee stock ownership plan compensation charge	1,937	2,932	4,516	5,376
Loss on disposal of assets and other	523	603	832	371

Operating income	61,524	86,373	51,419	84,325

Interest expense	(24,046)	(26,395)	(47,433)	(53,272)
Loss on extinguishment of debt	0	(36,449)	0	(36,449)
Other income, net	80	88	47	266

Earnings (loss) before income taxes	37,558	23,617	4,033	(5,130)

Income tax expense	771	1,198	141	716

Net earnings (loss)	36,787	22,419	3,892	(5,846)

Net earnings attributable to noncontrolling interest	413	290	122	68

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	36,374	22,129	3,770	(5,914)

Less: General partner’s interest in net earnings (loss)	364	221	38	(59)
Common unitholders’ interest in net earnings (loss)	$36,010	$21,908	$3,732	$(5,855)

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.47	$0.31	$0.05	$(0.08)

Cash distributions declared per common unit	$0.50	$0.50	$1.00	$1.00

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

					Accumulated other			Total
	Number of units				comprehensive income (loss)			Ferrellgas
		General		General		Currency		Partners, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

July 31, 2010	69,521.8	702.2	$141,281	$(58,644)	$(166)	$24	$(273)	$82,222	$3,680	$85,902

Contributions in connection with ESOP and stock-based compensation charges	0	0	17,108	173	0	0	0	17,281	176	17,457

Distributions	0	0	(70,187)	(709)	0	0	0	(70,896)	(847)	(71,743)

Common units issued in connection with acquisition	63.5	0.6	1,625	16	0	0	0	1,641	17	1,658

Common unit options issued	27.4	0.3	317	3	0	0	0	320	3	323

Common units issued in offering, net of issuance costs	1,215.1	12.3	29,950	303	0	0	0	30,253	306	30,559

Comprehensive income:
Net earnings (loss)	0	0	(5,855)	(59)	0	0	0	(5,914)	68	(5,846)
Cumulative effect of change in accounting principle	0	0	1,230	12	0	0	0	1,242	13	1,255
Other comprehensive income:
Net earnings on risk management derivatives	0	0	0	0	11,660	0	0		120
Reclassification of derivatives to earnings	0	0	0	0	(3,207)	0	0		(33)
Foreign currency translation adjustment	0	0	0	0	0	2	0
Other comprehensive income								8,455		8,542
Comprehensive income								3,783	168	3,951

January 31, 2011	70,827.8	715.4	$115,469	$(58,905)	$8,287	$26	$(273)	$64,604	$3,503	$68,107

July 31, 2011	75,966.4	767.3	$139,614	$(58,660)	$5,098	$26	$(491)	$85,587	$2,730	$88,317

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	0	0	8,818	89	0	0	0	8,907	91	8,998

Distributions	0	0	(75,970)	(768)	0	0	0	(76,738)	(863)	(77,601)

Common units issued in connection with acquisition	68.2	0.7	1,300	13	0	0	0	1,313	13	1,326

Common unit options issued	20.5	0.2	239	2	0	0	0	241	1	242

Common units issued in offering, net of issuance costs	2,895.4	29.3	49,775	502	0	0	0	50,277	510	50,787

Comprehensive income (loss):
Net earnings	0	0	3,732	38	0	0	0	3,770	122	3,892
Other comprehensive income (loss):
Net loss on risk management derivatives	0	0	0	0	(3,836)	0	0		(39)
Reclassification of derivatives to earnings	0	0	0	0	(2,686)	0	0		(27)
Foreign currency translation adjustment	0	0	0	0	0	0	0		0
Other comprehensive income (loss)								(6,522)		(6,588)
Comprehensive loss								(2,752)	56	(2,696)

January 31, 2012	78,950.5	797.5	$127,508	$(58,784)	$(1,424)	$26	$(491)	$66,835	$2,538	$69,373

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended
	January 31,
	2012	2011

Cash flows from operating activities:
Net earnings (loss)	$3,892	$(5,846)
Reconciliation of net earnings (loss) to net cash used in operating activities:
Depreciation and amortization expense	41,716	40,365
Non-cash employee stock ownership plan compensation charge	4,516	5,376
Non-cash unit and stock-based compensation charge	4,482	12,081
Loss on disposal of assets	832	371
Loss on extinguishment of debt	0	25,403
Provision for doubtful accounts	3,461	3,346
Deferred tax expense	292	49
Other	1,155	4,318
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net	(136,899)	(192,766)
Inventories	(34,340)	11,498
Prepaid expenses and other current assets	(9,022)	(10,844)
Accounts payable	64,712	94,117
Accrued interest expense	2	(1,417)
Other current liabilities	10,882	6,814
Other liabilities	295	337
Net cash used in operating activities	(44,024)	(6,798)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,327)	(4,880)
Capital expenditures	(24,453)	(17,318)
Proceeds from sale of assets	2,374	3,200
Net cash used in investing activities	(32,406)	(18,998)

Cash flows from financing activities:
Distributions	(76,738)	(70,896)
Proceeds from increase in long-term debt	31,490	536,621
Payments on long-term debt	(52,220)	(531,506)
Net reductions in short-term borrowings	(8,890)	(12,721)
Net additions to collateralized short-term borrowings	144,000	98,000
Cash paid for financing costs	(3,315)	(9,651)
Noncontrolling interest activity	(352)	(847)
Proceeds from exercise of common unit options	239	317
Proceeds from equity offering, net of issuance costs	50,000	29,950
Cash contribution from general partner in connection with common unit issuances	504	615
Net cash provided by financing activities	84,718	39,882

Effect of exchange rate changes on cash	0	2

Increase in cash and cash equivalents	8,288	14,088
Cash and cash equivalents - beginning of period	7,437	11,401
Cash and cash equivalents - end of period	$15,725	$25,489

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.       Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. As of January 31, 2012, Ferrell Companies beneficially owned 21.7 million of Ferrellgas Partners’ outstanding common units.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2012 and 2011 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

(2)              Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts and stock and unit-based compensation calculations.

(3)              Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2012	2011
CASH PAID FOR:
Interest	$44,799	$50,065
Income taxes	$90	$0
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$1,300	$1,625
Issuance of liabilities in connection with acquisitions	$2,321	$1,664
Property, plant and equipment additions	$979	$374

(4)               New accounting standards:

FASB Accounting Standard Update No. 2010-28

In December 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update No. 2010-28 (ASU 2011-05), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas’ adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-05

In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-08

In September 2011, the FASB issued ASU 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

(5)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Based on the guidance in ASC280 — “Segment Reporting” and ASC 350 — “Intangibles — Goodwill and other,” Ferrellgas has determined that it has three reporting units for goodwill impairment testing purposes.  Two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to it carrying amount. Ferrellgas has completed the impairment test for each of its reporting units and believes that estimated fair values exceed the carrying values of our reporting units as of January 31, 2012.

C.       Supplemental financial statement information

Inventories consist of the following:

	January 31,	July 31,
	2012	2011
Propane gas and related products	$149,032	$113,826
Appliances, parts and supplies	21,447	22,313
Inventories	$170,479	$136,139

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of January 31, 2012, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 50.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31,	July 31,
	2012	2011
Accrued interest	$19,781	$19,779
Accrued litigation and insurance	17,443	16,565
Customer deposits and advances	23,706	19,784
Other	55,123	48,685
Other current liabilities	$116,053	$104,813

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011
Operating expense	$47,937	$47,614	$91,725	$89,898
Depreciation and amortization expense	1,700	1,489	3,284	2,970
Equipment lease expense	3,053	3,089	6,144	6,450
	$52,690	$52,192	$101,153	$99,318

D.       Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	January 31,	July 31,
	2012	2011
Accounts receivable pledged as collateral	$293,163	$112,509
Accounts receivable	3,826	51,104
Other	246	229
Less: Allowance for doubtful accounts	(4,345)	(4,310)
Accounts and notes receivable, net	$292,890	$159,532

During January 2012, the operating partnership executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces the operating partnership’s previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, the operating partnership, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225 million during the months of January, February, March and December, $175 million during the months of April and May and $145 million for all other months, depending on the availability of undivided interests in our accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility.  At January 31, 2012, $293.2 million of trade accounts receivable were pledged as collateral against $205.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectibility of these accounts receivable pledged as collateral.

The operating partnership structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of January 31, 2012, the operating partnership had received cash proceeds of $205.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2011, the operating partnership had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.8% and 3.6% as of January 31, 2012 and July 31, 2011, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2012 and July 31, 2011, $56.0 million and $64.9 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

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

As of January 31, 2012, Ferrellgas had total borrowings outstanding under its secured credit facility of $102.1 million, of which $46.1 million was classified as long-term debt. As of July 31, 2011, Ferrellgas had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt.

Borrowings outstanding at January 31, 2012 and July 31, 2011 under the secured credit facility had a weighted average interest rate of 4.2% and 6.5%, respectively.

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

Letters of credit outstanding at January 31, 2012 totaled $64.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2012, Ferrellgas had available letter of credit remaining capacity of $135.6 million. At July 31, 2011, Ferrellgas had available letter of credit remaining capacity of $152.5 million.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas’ long-term debt instruments was $1,007.2 million and $1,134.2 million as of January 31, 2012 and July 31, 2011, respectively. The fair values are estimated based on quoted market prices.

F. Partners’ capital

Common unit issuances

During January 2012, Ferrellgas Partners, in a non-brokered registered direct offering, issued to Ferrell Companies 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

During January 2012, Ferrellgas Partners entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.5 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

During the six months ended January 31, 2012, Ferrellgas issued 0.1 million common units valued at $1.3 million in connection with an acquisition.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011
Public common unitholders	$25,644	$23,073	$51,284	$45,506
Ferrell Companies (1)	10,040	10,040	20,080	20,080
FCI Trading Corp. (2)	98	98	196	196
Ferrell Propane, Inc. (3)	26	25	52	51
James E. Ferrell (4)	2,179	2,177	4,358	4,354
General partner	384	358	768	709
	$38,371	$35,771	$76,738	$70,896

(1)         Ferrell Companies is the owner of the general partner and a 27% direct owner of Ferrellgas Partner’s common units and thus a related party.

(2)         FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)         Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)         James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of the general partner and thus a related party.

On February 23, 2012, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended January 31, 2012, which is expected to be paid on March 16, 2012.

Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,735
FCI Trading	98
Ferrell Propane	26
James E. Ferrell	2,179
General partner	399

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the six months ended January 31, 2012 and 2011.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2012, the general partner made cash contributions of $1.0 million and non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

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

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2012 and 2011, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	January 31, 2012	July 31, 2011
Derivatives — Price risk management assets	$1,077	$7,637
Derivatives — Price risk management liabilities	$2,504	$2,476

Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the six months
	ended January 31,
	2012	2011
Fair value gain (loss) adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(3,875)	$11,780

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	$2,713	$3,240

Ferrellgas expects to reclassify net losses of approximately $1.4 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2012 and 2011, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2012, Ferrellgas had financial derivative contracts covering 0.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the six months ended January 31, 2012 and 2011, four counterparties represented 78% and 83%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2012 and 2011,

Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

Ferrellgas considers over-the-counter derivative instruments entered into directly with third parties as Level 2 valuation since the values of these derivatives are quoted by third party brokers and are on an exchange for similar transactions. The market prices used to value Ferrellgas’ derivatives are based upon industry price publications and independent broker quotes utilizing both current market transactions and indicators.

The following tables provide the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value. All financial derivatives assets and liabilities were non-trading positions.

	As of January 31, 2012
Fair value of derivatives	Level 1	Level 2	Level 3	Total
Price risk management assets	—	$1,077	—	$1,077

Price risk management liabilities	—	$2,504	—	$2,504

	As of July 31, 2011
Fair value of derivatives	Level 1	Level 2	Level 3	Total
Price risk management assets	—	$7,637	—	$7,637

Price risk management liabilities	—	$2,476	—	$2,476

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

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011
Operating expense	$53,964	$58,504	$103,311	$108,515
General and administrative expense	$6,689	$5,709	$12,706	$12,172

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

Ferrellgas has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received preliminary approval by the Court. Ferrellgas believes these claims will not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas beyond the $9.2 million litigation accrual outstanding for these claims.

Ferrellgas has also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that Ferrellgas violates consumer protection laws in the manner Ferrellgas sets prices and fees for its customers. Based on Ferrellgas’ business practices, Ferrellgas believes that the claims are without merit and intends to defend the claims vigorously. The court has stayed discovery on this matter pending Ferrellgas’ motion to compel arbitration, and the case has not been certified for class treatment. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to this class action lawsuit.

Operating lease commitments

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

The following table summarizes Ferrellgas’ contractual operating lease commitments as of January 31, 2012:

	Future minimum rental amounts by fiscal year
	2012	2013	2014	2015	2016	Thereafter

Operating lease obligations	$12,271	$19,909	$15,328	$12,356	$10,347	$15,144

J.      Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) available per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was neither a dilutive effect resulting from this guidance on basic and diluted net earnings (loss) per common unitholders’ interest for the three months ended January 31, 2012 and 2011, nor for the six months ended January 31, 2012 and 2011.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011

Common unitholders’ interest in net earnings (loss)	$36,010	$21,908	$3,732	$(5,855)

Weighted average common units outstanding (in thousands)	76,401.6	70,668.8	76,184.0	70,114.2

Dilutive securities	62.2	131.3	65.1	0.0

Weighted average common units outstanding plus dilutive securities	76,463.8	70,800.1	76,249.1	70,114.2

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.47	$0.31	$0.05	$(0.08)

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	January 31,	July 31,
	2012	2011
ASSETS

Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)	—	—

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	9,095	8,920

Accumulated deficit	(9,126)	(8,951)
Total stockholder’s equity	$969	$969

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011

General and administrative expense	$125	$125	$175	$215

Net loss	$(125)	$(125)	$(175)	$(215)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the six months ended January 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(175)	$(215)
Cash used in operating activities	(175)	(215)

Cash flows from financing activities:
Capital contribution	175	215
Cash provided by financing activities	175	215

Change in cash	0	0
Cash — beginning of period	969	969
Cash — end of period	$969	$969

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2012

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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of January 31, 2012, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31,	July 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$14,933	$7,342
Accounts and notes receivable, net (including $293,163 and $112,509 of accounts receivable pledged as collateral at January 31, 2012 and July 31, 2011, respectively)	292,890	159,532
Inventories	170,479	136,139
Prepaid expenses and other current assets	26,357	23,867
Total current assets	504,659	326,880

Property, plant and equipment (net of accumulated depreciation of $589,705 and $573,665 at January 31, 2012 and July 31, 2011, respectively)	641,013	642,205
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $314,127 and $303,360 at January 31, 2012 and July 31, 2011, respectively)	199,836	204,136
Other assets, net	36,946	34,651
Total assets	$1,631,398	$1,456,816

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$132,425	$67,541
Short-term borrowings	56,037	64,927
Collateralized note payable	205,000	61,000
Other current liabilities	113,600	102,674
Total current liabilities	507,062	296,142

Long-term debt	850,993	868,920
Other liabilities	23,792	23,068
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	248,903	261,323
General partner	2,542	2,669
Accumulated other comprehensive income (loss)	(1,894)	4,694
Total partners’ capital	249,551	268,686
Total liabilities and partners’ capital	$1,631,398	$1,456,816

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011

Revenues:
Propane and other gas liquids sales	$779,567	$774,179	$1,293,786	$1,142,802
Other	49,705	66,813	73,912	98,382
Total revenues	829,272	840,992	1,367,698	1,241,184

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	600,600	559,416	1,003,722	815,902
Cost of product sold - other	24,468	38,500	31,094	51,358
Operating expense (includes $0.7 million and $3.1 million for the three months ended January 31, 2012 and 2011, respectively, and $1.8 million and $3.3 million for the six months ended January 31, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	104,347	110,618	204,863	205,945
Depreciation and amortization expense	21,042	19,990	41,716	40,365
General and administrative expense (includes $0.9 million and $7.9 million for the three months ended January 31, 2012 and 2011, respectively, and $2.6 million and $8.8 million for the six months ended January 31, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	11,236	18,947	22,350	30,211
Equipment lease expense	3,528	3,543	7,057	7,192
Employee stock ownership plan compensation charge	1,937	2,932	4,516	5,376
Loss on disposal of assets and other	523	603	832	371

Operating income	61,591	86,443	51,548	84,464

Interest expense	(20,016)	(20,196)	(39,373)	(40,876)
Loss on extinguishment of debt	—	(36,449)	—	(36,449)
Other income, net	80	88	47	266

Earnings before income taxes	41,655	29,886	12,222	7,405

Income tax expense	771	1,198	140	716

Net earnings	$40,884	$28,688	$12,082	$6,689

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2011	$261,323	$2,669	$5,161	$26	$(493)	$268,686

Contributions in connection with ESOP and stock-based compensation charges	8,907	91	0	0	0	8,998

Contributions in connection with acquisitions and other	1,300	13	0	0	0	1,313

Cash contributed by Ferrellgas Partners and general partner	50,000	510	0	0	0	50,510

Quarterly distributions	(84,587)	(863)	0	0	0	(85,450)

Comprehensive income:
Net earnings	11,960	122	0	0	0	12,082
Other comprehensive loss:
Net loss on risk management derivatives	0	0	(3,875)	0	0
Reclassification of derivatives to earnings	0	0	(2,713)	0	0
Foreign currency translation adjustment	0	0	0	0	0
Other comprehensive income (loss)						(6,588)
Comprehensive income						5,494

January 31, 2012	$248,903	$2,542	$(1,427)	$26	$(493)	$249,551

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended January 31,
	2012	2011

Cash flows from operating activities:
Net earnings	$12,082	$6,689
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization expense	41,716	40,365
Non-cash employee stock ownership plan compensation charge	4,516	5,376
Non-cash unit and stock-based compensation charge	4,482	12,081
Loss on disposal of assets	832	371
Loss on extinguishment of debt	0	25,403
Provision for doubtful accounts	3,461	3,346
Deferred tax expense	292	49
Other	950	3,943
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net	(136,899)	(192,766)
Inventories	(34,340)	11,498
Prepaid expenses and other current assets	(9,008)	(10,839)
Accounts payable	64,712	94,117
Accrued interest expense	1	(1,417)
Other current liabilities	10,793	6,797
Other liabilities	295	337
Net cash provided by (used in) operating activities	(36,115)	5,350

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,340)	(4,896)
Capital expenditures	(24,453)	(17,318)
Proceeds from sale of assets	2,374	3,200
Net cash used in investing activities	(32,419)	(19,014)

Cash flows from financing activities:
Distributions	(85,450)	(83,818)
Contributions from partners	50,510	30,309
Proceeds from increase in long-term debt	31,490	536,621
Payments on long-term debt	(52,220)	(531,506)
Net reductions in short-term borrowings	(8,890)	(12,721)
Net additions to collateralized short-term borrowings	144,000	98,000
Cash paid for financing costs	(3,315)	(9,478)
Net cash provided by financing activities	76,125	27,407

Effect of exchange rate changes on cash	0	2

Increase in cash and cash equivalents	7,591	13,745
Cash and cash equivalents - beginning of period	7,342	11,389
Cash and cash equivalents - end of period	$14,933	$25,134

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

B.       Summary of significant accounting policies

(1)              Nature of operations: Ferrellgas, L.P. is a single reportable operating segment engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2012 and 2011 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

(2)              Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts and stock and unit-based compensation calculations.

(3)              Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-

cash activities are presented below:

	For the six months ended January 31,
	2012	2011
CASH PAID FOR:
Interest	$36,951	$37,990
Income taxes	$89	$0
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$1,300	$1,625
Issuance of liabilities in connection with acquisitions	$2,321	$1,664
Property, plant and equipment additions	$979	$374

(4)               New accounting standards:

FASB Accounting Standard Update No. 2010-28

In December 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update No. 2010-28 (ASU 2011-05), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas, L.P.’s adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-05

In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas, L.P. does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-08

In September 2011, the FASB issued ASU 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas, L.P. does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

(5)     Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Based on the guidance in ASC280 — “Segment Reporting” and ASC 350 — “Intangibles — Goodwill and other,” Ferrellgas, L.P. has determined that it has three reporting units for goodwill impairment testing purposes.  Two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to it carrying amount. Ferrellgas, L.P. completed the impairment test for each of its reporting units and believes that estimated fair values exceed the carrying values of our reporting units as of January 31, 2012.

C.       Supplemental financial statement information

Inventories consist of the following:

	January 31,	July 31,
	2012	2011
Propane gas and related products	$149,032	$113,826
Appliances, parts and supplies	21,447	22,313
Inventories	$170,479	$136,139

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of January 31, 2012, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 50.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31, 2012	July 31, 2011
Accrued interest	$17,774	$17,773
Accrued litigation and insurance	17,443	16,565
Customer deposits and advances	23,706	19,784
Other	54,677	48,552
Other current liabilities	$113,600	$102,674

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011
Operating expense	$47,937	$47,614	$91,725	$89,898
Depreciation and amortization expense	1,700	1,489	3,284	2,970
Equipment lease expense	3,053	3,089	6,144	6,450
	$52,690	$52,192	$101,153	$99,318

D. Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	January 31, 2012	July 31, 2011
Accounts receivable pledged as collateral	$293,163	$112,509
Accounts receivable	3,826	51,104
Other	246	229
Less: Allowance for doubtful accounts	(4,345)	(4,310)
Accounts and notes receivable, net	$292,890	$159,532

During January 2012, Ferrellgas, L.P. executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces Ferrellgas, L.P.’s previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225 million during the months of January, February, March and December, $175 million during the months of April and May and $145 million for all other months, depending on the availability of undivided interests in our accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. At January 31, 2012, $293.2 million of trade accounts receivable were pledged as collateral against $205.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectibility of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of January 31, 2012, Ferrellgas, L.P. had received cash proceeds of $205.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2011, Ferrellgas, L.P. had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.8% and 3.6% as of January 31, 2012 and July 31, 2011, respectively.

E.     Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2012 and July 31, 2011, $56.0 million and $64.9 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

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

As of January 31, 2012, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $102.1 million, of which $46.1 million was classified as long-term debt. As of July 31, 2011, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt.

Borrowings outstanding at January 31, 2012 and July 31, 2011 under the secured credit facility had a weighted average interest rate of 4.2% and 6.5%, respectively.

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

Letters of credit outstanding at January 31, 2012 totaled $64.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2012, Ferrellgas, L.P. had available letter of credit remaining capacity of $135.6 million. At July 31, 2011, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.5 million.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas’ long-term debt instruments was $845.3 million and $941.3 million as of January 31, 2012 and July 31, 2011, respectively. The fair values are estimated based on quoted market prices.

F. Partners’ capital

Partnership contributions

During January 2012, Ferrellgas, L.P. received cash contributions of $50.0 million from Ferrellgas Partners, L.P. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.’s secured credit facility.

During the six months ended January 31, 2012, Ferrellgas, L.P. received asset contributions of $1.3 million from Ferrellgas Partners, L.P. in connection with an acquisition of propane distribution assets.

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011
Ferrellgas Partners	$46,220	$47,846	$84,587	$82,971
General partner	472	488	863	847
	$46,692	$48,334	$85,450	$83,818

On February 23, 2012, Ferrellgas, L.P. declared distributions for the three months ended January 31, 2012 to Ferrellgas Partners and the general partner of $39.9 million and $0.4 million, respectively, which is expected to be paid on March 16, 2012.

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the six months ended January 31, 2012.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2012, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2012 and 2011, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below are included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	January 31, 2012	July 31, 2011
Derivatives — Price risk management assets	$1,077	$7,637
Derivatives — Price risk management liabilities	$2,504	$2,476

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital for the six months ended January 31, 2012:

Fair value loss adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(3,875)

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	$2,713

Ferrellgas, L.P. expects to reclassify net losses of approximately $1.4 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2012 and 2011, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2012, Ferrellgas, L.P. had financial derivative contracts covering 0.8 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the six months ended January 31, 2012 and 2011, four counterparties represented 78% and 83%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the six months ended January 31, 2012 and 2011, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

Ferrellgas, L.P. considers over-the-counter derivative instruments entered into directly with third parties as Level 2 valuation since the values of these derivatives are quoted by third party brokers and are on an exchange for similar transactions. The market prices used to value Ferrellgas, L.P.’s derivatives are based upon industry price publications and independent broker quotes utilizing both current market transactions and indicators.

The following tables provide the amounts and their corresponding level of hierarchy for our assets and liabilities that are measured at fair value. All financial derivatives assets and liabilities were non-trading positions.

	As of January 31, 2012
Fair value of derivatives	Level 1	Level 2	Level 3	Total
Price risk management assets	—	$1,077	—	$1,077

Price risk management liabilities	—	$2,504	—	$2,504

	As of July 31, 2011
Fair value of derivatives	Level 1	Level 2	Level 3	Total
Price risk management assets	—	$7,637	—	$7,637

Price risk management liabilities	—	$2,476	—	$2,476

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

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011
Operating expense	$53,964	$58,504	$103,311	$108,515
General and administrative expense	$6,689	$5,709	$12,706	$12,172

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

Ferrellgas, L.P. has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas, L.P. failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas, L.P. violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received preliminary approval by the Court. Ferrellgas, L.P. believes these claims will not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P. beyond the $9.2 million litigation accrual outstanding for these claims.

Ferrellgas, L.P. has also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that Ferrellgas, L.P. violates consumer protection laws in the manner Ferrellgas, L.P. sets prices and fees for its customers. Based on Ferrellgas, L.P.’s business practices, Ferrellgas, L.P. believes that the claims are without merit and intends to defend the claims vigorously. The court has stayed discovery on this matter pending Ferrellgas, L.P’s motion to compel arbitration, and the case has not been certified for class treatment.  Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to this class action lawsuit.

Operating lease commitments

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

The following table summarizes Ferrellgas’ contractual operating lease commitments as of January 31, 2012:

	Future minimum rental amounts by fiscal year
	2012	2013	2014	2015	2016	Thereafter

Operating lease obligations	$12,271	$19,909	$15,328	$12,356	$10,347	$15,144

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	January 31,	July 31,
	2012	2011
ASSETS
Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)	—	—

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	38,547	35,382

Accumulated deficit	(38,447)	(35,282)
Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2012	2011	2012	2011

General and administrative expense	$1,665	$4,790	$3,165	$7,840

Net loss	$(1,665)	$(4,790)	$(3,165)	$(7,840)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the six months ended January 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,165)	$(7,840)
Cash used in operating activities	(3,165)	(7,840)

Cash flows from financing activities:
Capital contribution	3,165	7,840
Cash provided by financing activities	3,165	7,840

Change in cash	0	0
Cash — beginning of period	1,100	1,100
Cash — end of period	$1,100	$1,100

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2012

(unaudited)

A.                                    Formation

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. ( the “Partnership”).

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of January 31, 2012, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•                  because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements; and

•                  Ferrellgas Partners issued common units during both fiscal 2012 and 2011.

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

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend, we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability. For the quarter ended January 31, 2012, weather in the more highly concentrated geographic areas we serve was 18% warmer than that of the prior year.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sale price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues — Propane and other gas liquids sales” and “Gross margin — Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities. Propane prices continued to be volatile in fiscal 2012 as the average wholesale market price at one of the major supply points, Mt. Belvieu, Texas during the six months ended January 31, 2012, averaged 19% more than the prior year period. Moreover in the trailing twelve month period ending January 31, 2012, the average wholesale market price at Mt. Belvieu averaged 26% more than the comparable prior period. We believe the effect of the sustained higher wholesale prices in the past 12 months has negatively impacted our volume sales as we have passed on price increases to our customers.

We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately economically hedged with an offsetting propane purchase commitment. Moreover, customers may not fulfill their purchase agreement due to the effects of warmer than normal weather, customer conservation or other economic conditions.

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2012 sales commitments and, as of January 31, 2012, have experienced net mark to market losses of approximately $1.4 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2012, we estimate 100% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

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

“Net earnings attributable to Ferrellgas Partners, L.P.” in the three months ended January 31, 2012 was $36.4 million as compared to $22.1 million in the prior period. This increase in the net earnings of $14.3 million was primarily due to a $36.4 million loss on extinguishment of debt in fiscal 2011 that was not repeated in the current quarter, a $9.5 million decrease in non-cash stock and unit based compensation charges, a $3.8 million decrease in operating expense and a $2.3 million decrease in interest expense, partially offset by a $35.8 million decrease in “gross margin — propane and other gas liquids”, and a $3.1 million decrease in “gross margin — other”.

“Net earnings (loss) attributable to Ferrellgas Partners, L.P.” in the six months ended January 31, 2012 was net earnings of $3.8 million as compared to a net loss of $5.9 million in the prior period. This increase of $9.7 million was primarily due to a $36.4 million loss on extinguishment of debt in fiscal 2011 that was not repeated in the current year, a $7.6 million decrease in non-cash stock and unit based compensation charges and a $5.8 million decrease in interest expense, partially offset by a $36.8 million decrease in “gross margin — propane and other gas liquids”, and a $4.2 million decrease in “gross margin — other”.

We have completed our goodwill impairment test for each of our reporting units and believe estimated fair values substantially exceed the carrying values of our reporting units as of January 31, 2012.

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

•                  whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•                  our expectations that “Net earnings” will be greater in fiscal 2012 compared to fiscal 2011 primarily due to our expectation that “Loss on extinguishment of debt” will not reoccur.

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

Results of Operations

Three months ended January 31, 2012 compared to January 31, 2011

(amounts in thousands) Three months ended January 31,	2012	2011	Favorable (unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	223,977	249,227	(25,250)	(10)%
Wholesale — Sales to Resellers	81,129	79,156	1,973	2%
	305,106	328,383	(23,277)	(7)%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$493,733	$514,263	$(20,530)	(4)%
Wholesale — Sales to Resellers	158,155	153,616	4,539	3%
Other Gas Sales	127,679	106,300	21,379	20%
	$779,567	$774,179	$5,388	1%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$156,382	$168,362	$(11,980)	(7)%
Wholesale — Sales to Resellers	32,693	36,619	(3,926)	(11)%
Other Gas Sales	(10,108)	9,782	(19,890)	NM
	$178,967	$214,763	$(35,796)	(17)%

Gross margin - Other	$25,237	$28,313	$(3,076)	(11)%
Operating income	61,524	86,373	(24,849)	(29)%
Adjusted EBITDA (b)	87,483	121,301	(33,818)	(28)%
Interest expense	(24,046)	(26,395)	2,349	9%
Interest expense - operating partnership	(20,016)	(20,196)	180	1%
Loss on extinguishment of debt	0	(36,449)	36,449	NM

(a)          Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)         Adjusted EBITDA is calculated as earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

NM — Not meaningful

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended January 31, 2012 and 2011, respectively:

(amounts in thousands)	2012	2011
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$36,374	$22,129
Income tax expense	771	1,198
Interest expense	24,046	26,395
Depreciation and amortization expense	21,042	19,990
EBITDA	$82,233	$69,712
Loss on extinguishment of debt	0	36,449
Non-cash employee stock ownership plan compensation charge	1,937	2,932
Non-cash stock and unit-based compensation charge	1,565	11,068
Loss on disposal of assets	523	603
Other income, net	(80)	(88)
Nonrecurring litigation accrual and related legal fees	892	335
Net earnings attributable to noncontrolling interest	413	290
Adjusted EBITDA	$87,483	$121,301

Propane sales volumes during the three months ended January 31, 2012 decreased 23.3 million gallons from that of the prior year period primarily due to 27.5 million of decreased gallon sales to our retail customers, partially offset by 2.0 million of increased gallon sales to our wholesale customers and 2.0 million of acquisition related gallons.

Weather in the more highly concentrated geographic areas we serve for the fiscal quarter ended January 31, 2012 was approximately 18% warmer than that of the prior year period, which we believe was the primary factor in the decline of propane sales volumes. We also believe our decrease in sales volume was due to customer conservation resulting from higher propane sales prices and the continuing overall poor economic environment.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended January 31, 2012 averaged 6% more than the prior year period. The wholesale market price averaged $1.38 and $1.30 per gallon during the three months ended January 31, 2012 and 2011, respectively.  Although these prices were higher than those of the prior year period they were lower than those of the prior quarter which allowed us to somewhat improve margins on our retail sales during the quarter.

We believe wholesale customer sales volume increased due to our emphasis on expanding this portion of our business.

Revenues - Propane and other gas liquids sales

Retail sales decreased $20.5 million compared to the prior year period. This decrease resulted primarily from a $57.8 million decrease in propane sales volumes as discussed above, partially offset by a $31.5 million increase in sales price per gallon, as discussed above, and $5.8 million from gallons gained through acquisitions completed during the last twelve months.

Wholesale sales increased $4.5 million compared to the prior year period. This increase resulted from increased sales volumes as discussed above.

Other gas sales increased $21.4 million compared to the prior year period primarily due to $12.7 million of increased sales price per gallon as discussed above and $8.7 million of increased propane sales volumes, due to increased sales of excess inventory to third party propane distributors and marketers.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $12.0 million compared to the prior year period. This decrease resulted primarily from a $19.3 million decrease in propane sales volumes, partially offset by $5.1 million related to increased gross margin per gallon, both as discussed above, and $2.2 million from gallons gained through acquisitions completed during the last twelve months.

Wholesale sales gross margin decreased $3.9 million compared to the prior year period. This decrease resulted primarily from $5.1 million of decreased gross margin per gallon resulting from the negative impact of higher wholesale market prices for propane, partially offset by $1.2 million related to increased sales volumes, both as discussed above.

Other gas sales gross margin decreased $19.9 million compared to the prior year period due to losses on sales of excess inventory to other third party propane distributors and marketers in a declining wholesale market price environment.

Operating income

Operating income decreased $24.8 million compared to the prior year period primarily due to $35.8 million of decreased “Gross margin — Propane and other gas liquid sales” as discussed above and $3.1 million of decreased “Gross margin — Other”, partially offset by a $7.1 million and $2.4 million decrease in non-cash stock and unit based compensation charges classified as “General and administrative expense” and “Operating expense,” respectively, and $3.8 million of decreased “Operating expense.”

“Gross margin — Other” decreased primarily due to a $1.5 million decrease in miscellaneous fees billed to customers and a $1.5 million decrease in material and appliance sales.  Operating expense decreased primarily due to a $3.8 million reduction in general liability and other insurance expense and a $2.1 million decrease in personnel related costs, partially offset by an increase of $1.2 million in operating costs associated with acquisitions and $1.0 million in of increased fuel costs.

Adjusted EBITDA

Adjusted EBITDA decreased $33.8 million compared to the prior year period primarily due to a $35.8 million decrease in “Gross margin — Propane and other gas liquid sales”, as discussed above and $3.1 million of decreased “Gross margin — Other”, partially offset by $3.8 million of decreased “Operating expense.”

“Gross margin — Other” decreased primarily due to a $1.5 million decrease in miscellaneous fees billed to customers and a $1.5 million decrease in material and appliance sales.  Operating expense decreased primarily due to a $3.8 million reduction in general liability and other insurance expense and a $2.1 million decrease in personnel related costs, partially offset by an increase of $1.2 million in operating costs associated with acquisitions and $1.0 million in of increased fuel costs.

Interest expense - consolidated

Interest expense decreased $2.3 million primarily due to $1.1 million from lower rates on our secured credit facility, $0.5 million from decreased letter of credit and commitment fees on our secured credit facility and $0.4 million from decreased amortization of discounts and capitalized debt costs.

Interest expense —operating partnership

Interest expense decreased $0.2 million primarily due to $1.1 million from lower rates on our secured credit facility, $0.5 million from decreased letter of credit and commitment fees on our secured credit facility and $0.4 million from decreased amortization of discounts and capitalized debt costs, partially offset by a $1.8 million increase resulting from increased borrowings.

Loss on extinguishment of debt

During the three months ended January 31, 2011, we prepaid the outstanding principal amount on our $450.0 million 6.75% fixed rate senior notes due May 1, 2014, incurring a “Loss on extinguishment of debt” of $36.4 million.

Six months ended January 31, 2012 compared to January 31, 2011

(amounts in thousands) Six months ended January 31,	2012	2011	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	356,825	369,788	(12,963)	(4)%
Wholesale — Sales to Resellers	144,550	126,932	17,618	14%
	501,375	496,720	4,655	1%

Revenues -
Propane and other gas liquids sales:
Retail — Sales to End Users	$776,181	$735,889	$40,292	5%
Wholesale — Sales to Resellers	300,244	256,838	43,406	17%
Other Gas Sales	217,361	150,075	67,286	45%
	$1,293,786	$1,142,802	$150,984	13%

Gross margin —
Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$227,262	$243,076	$(15,814)	(7)%
Wholesale — Sales to Resellers	69,564	73,787	(4,223)	(6)%
Other Gas Sales	(6,762)	10,037	(16,799)	NM
	$290,064	$326,900	$(36,836)	(11)%

Gross margin — Other	$42,818	$47,024	$(4,206)	(9)%
Operating income	51,419	84,325	(32,906)	(39)%
Adjusted EBITDA (b)	103,857	143,185	(39,328)	(27)%
Interest expense	(47,433)	(53,272)	5,839	11%
Interest expense - operating partnership	(39,373)	(40,876)	1,503	4%
Loss on extinguishment of debt	0	(36,449)	36,449	NM

(a)         Gross margin from propane and other gas liquids sales represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)         Adjusted EBITDA is calculated as earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the six months ended January 31, 2012 and 2011, respectively:

(amounts in thousands)	2012	2011
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$3,770	$(5,914)
Income tax expense	141	716
Interest expense	47,433	53,272
Depreciation and amortization expense	41,716	40,365
EBITDA	$93,060	$88,439
Loss on extinguishment of debt	0	36,449
Non-cash employee stock ownership plan compensation charge	4,516	5,376
Non-cash stock and unit-based compensation charge	4,482	12,081
Loss on disposal of assets	832	371
Other income, net	(47)	(266)
Noncurring litigation accrual and related legal fees	892	667
Net earnings attributable to noncontrolling interest	122	68
Adjusted EBITDA	$103,857	$143,185

Propane sales volumes during the six months ended January 31, 2012 increased 4.7 million gallons from that of the prior year period due to 17.6 million of increased gallon sales to our wholesale customers and 3.2 million of acquisition related gallons, partially offset by 16.1 million of decreased gallon sales to our retail customers.

Weather in the more highly concentrated geographic areas we serve for the fiscal year to date was approximately 15% warmer than that of the prior year period, which we believe was the primary factor in the decline of propane sales volumes. We also believe our decrease in sales volume was due to customer conservation resulting from higher propane sales prices and the continuing overall poor economic environment.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the six months ended January 31, 2012 averaged 19% more than the prior year period. The wholesale market price averaged $1.45 and $1.22 per gallon during the six months ended January 31, 2012 and 2011, respectively.  During the first quarter of fiscal 2012 we were unable to pass on all of these price increases to our customers which negatively impacted gross margin per gallon through January 31, 2012.

We believe wholesale customer sales volume increased due to our emphasis on expanding this portion of our business.

Revenues - Propane and other gas liquids sales

Retail sales increased $40.3 million compared to the prior year period. This increase resulted primarily from a $66.1 million increase in sales price per gallon and $8.3 million from gallons gained through acquisitions completed during the last twelve months, partially offset by $34.1 million from a decrease in retail propane sales volumes, as discussed above.

Wholesale sales increased $43.4 million compared to the prior year period. This increase resulted from $28.0 million of increased sales volumes and $15.4 million of increased sales price per gallon, both as discussed above.

Other gas sales increased $67.3 million compared to the prior year period primarily due to $36.2 million of increased propane sales volumes due to increased sales of excess inventory to third party propane distributors and marketers and $31.1 million of increased sales price per gallon, as discussed above.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $15.8 million compared to the prior year period. This decrease resulted primarily from an $11.5 million decrease in propane sales volumes and $7.3 million of decreased gross margin per gallon, both as discussed above, partially offset by $3.0 million from gallons gained through acquisitions completed during the last twelve months.

Wholesale sales gross margin decreased $4.2 million compared to the prior year period. This decrease resulted primarily from $8.2 million of decreased gross margin per gallon resulting from the negative impact of higher wholesale market prices for propane, partially offset by $4.0 million related to increased sales volumes.

Other gas sales gross margin decreased $16.8 million compared to the prior year period due to losses on sales of excess inventory to other third party propane distributors and marketers in a declining wholesale market pricing environment.

Operating income

Operating income decreased $32.9 million compared to the prior year period primarily due to $36.8 million of decreased “Gross margin — Propane and other gas liquid sales” as discussed above, and $4.2 million of decreased “Gross margin — Other”, partially offset by a $6.2 million and $1.4 million decrease in non-cash stock and unit based compensation charges classified as “General and administrative expense” and “Operating expense,” respectively, and a $1.7 million decrease in “General and administrative expense.

“Gross margin — Other” decreased primarily due to a $2.4 million decrease in material and appliance sales and a $1.6 million decrease in miscellaneous fees billed to customers.  “General and administrative expense” decreased primarily due to a $2.3 million reduction in performance-based incentive expenses.

Adjusted EBITDA

Adjusted EBITDA decreased $39.3 million compared to the prior year period primarily due to a $36.8 million decrease in “Gross margin — Propane and other gas liquid sales”, as discussed above and a $4.2 million decrease in “Gross margin — Other”, partially offset by a $1.7 million decrease in “General and administrative expense.”

“Gross margin — Other” decreased primarily due to a $2.4 million decrease in material and appliance sales and a $1.6 million decrease in miscellaneous fees billed to customers.  “General and administrative expense” decreased primarily due to a $2.3 million reduction in performance-based incentive expenses.

Interest expense - consolidated

Interest expense decreased $5.8 million primarily due to $2.0 million resulting from a decrease in long-term debt borrowings, $2.0 million of decreased amortization of discounts and capitalized debt costs, both of which are the result of refinancings completed during the last 12 months and $1.6 million primarily from lower rates on our secured credit facility.

Interest expense - operating partnership

Interest expense decreased $1.5 million primarily due to $1.9 million of decreased amortization of discounts and capitalized debt costs, which is the result of refinancings completed during the last 12 months and $1.6 million primarily from lower rates on our secured credit facility, partially offset by a $1.9 million increase due to increased borrowings.

Loss on extinguishment of debt

During the six months ended January 31, 2011, we prepaid the outstanding principal amount on our $450.0 million 6.75% fixed rate senior notes due May 1, 2014, incurring a “Loss on extinguishment of debt” of $36.4 million.

Forward-looking statements

We expect “Net earnings” to increase in fiscal 2012 compared to fiscal 2011 primarily due to our expectation that “Loss on extinguishment of debt” will not reoccur.

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

During the first six months of fiscal 2012, our propane operations were negatively affected by the significantly warmer than normal temperatures in the areas in which we serve and the impact of the sustained increase in the wholesale price of propane prior to the winter heating season, both of which caused us to generate significantly less operating income than in the same period in the prior year. We also believe that the economic downturn that began in the second half of 2008 has caused certain of our retail propane customers to conserve and thereby purchase less propane, shop for lower prices that may be available from other suppliers or begin using alternative energy sources. The combination of these external factors contributed to a decrease in our retail gallons sold and a decrease in the gross margins earned on the gallons we did sell in the first six months of fiscal 2012. This in turn led to a decrease in our earnings and the use of significantly more working capital due in part to the build-up of propane inventory at high prices.

For the trailing twelve months ended January 31, 2012, our distributable cash flow is approximately 57% of the total cash distributions paid for that period. To mitigate this shortfall, we have enacted a series of efficiency initiatives and other cost cutting projects, as well as pricing initiatives designed to improve our sales margins. Until these projects are complete and weather patterns return to a more normal level, we anticipate an ongoing cash flow shortfall to our current distribution level.

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

A quarterly distribution of $0.50 is expected to be paid on March 16, 2012, to all common units that were outstanding on March 9, 2012. This represents the seventieth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of January 31, 2012, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants during the remainder of fiscal 2012. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Failure to meet applicable financial tests could have a material effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•                  a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of February 29, 2012, we had $242.5 million available under this shelf registration statement; and

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of February 29, 2012, we had $227.3 million available under this shelf agreement.

Our shelf registration statement for the periodic sale of up to $750.0 million expires during April 2012.

We intend to apply for a new shelf registration with a capacity similar to the existing shelf’s capacity prior to its expiration.

Operating Activities

Net cash used in operating activities was $44.0 million for the six months ended January 31, 2012, compared to net cash used in operating activities of $6.8 million for the prior year period. This increase in cash used in operating activities was primarily due to a $25.1 million decrease in cash flow from operations and a $12.1 million increase in working capital requirements.

The decrease in cash flow from operations is primarily due to a decrease in “Gross margin — Propane and other gas liquid sales” as discussed above.

The increase in working capital requirements was primarily due to $45.8 million from the timing of inventory purchases and $29.4 million from the timing of accounts payable disbursements, which were partially offset by $55.9 million due to the impact of higher propane sales prices to customers and the timing of sales on accounts receivable.

The operating partnership

Net cash used in operating activities was $36.1 million for the six months ended January 31, 2012, compared to net cash provided by operating activities of $5.4 million for the prior year period. This increase in cash used in operating activities was primarily due to a $29.3 million decrease in cash flow from operations and a $12.1 million increase in working capital requirements.

The decrease in cash flow from operations is primarily due to a decrease in “Gross margin — Propane and other gas liquid sales” as discussed above.

The increase in working capital requirements was primarily due to $45.8 million from the timing of inventory purchases and $29.4 million from the timing of accounts payable disbursements, which were partially offset by $55.9 million due to the impact of higher propane sales prices and the timing of billings and collections on accounts receivable.

Investing Activities

Net cash used in investing activities was $32.4 million for the six months ended January 31, 2012, compared to net cash used in investing activities of $19.0 million for the prior year period. This increase in net cash used in investing activities is primarily due to increases of $7.1 million in growth and maintenance capital expenditures and $5.4 million in capital expenditures related to acquisitions.

Financing Activities

Net cash provided by financing activities was $84.7 million for the six months ended January 31, 2012, compared to net cash provided by financing activities of $39.9 million for the prior year period. This increase in net cash provided by financing activities was primarily due to a $49.8 million net increase in secured credit facility and accounts receivable securitization facility short-term borrowings, a $20.1 million increase in proceeds from common unit offerings and a $6.3 million decrease in cash paid for financing costs, partially offset by a $25.8 million net decrease in long-term borrowings and a $5.8 million increase in distributions paid.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $76.7 million during the six months ended January 31, 2012 in connection with the distributions declared for the three months ended July 31, 2011 and October 31, 2011. The estimated quarterly distribution on all common units and the related general partner distributions for the three months ended January 31, 2012 of $39.9 million is expected to be paid on March 16, 2012 to holders of record on March 9, 2012.

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

As of January 31, 2012, we had total borrowings outstanding under this secured credit facility of $102.1 million, of which $46.1 million was classified as long-term debt.

Borrowings outstanding at January 31, 2012 under the secured credit facility had a weighted average interest rate of 4.2%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00% (as of January 31, 2012, the margin was 2.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00% (as of January 31, 2012, the margin was 3.00%).

As of January 31, 2012, the federal funds rate and Bank of America’s prime rate were 0.11% and 3.25%, respectively. As of January 31, 2012, the one-month and three-month Eurodollar Rates were 0.35% and 0.50%, respectively.

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

Letters of credit outstanding at January 31, 2012 totaled $64.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2012, we had available letter of credit remaining capacity of $135.6 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 2.00% to 3.00% (as of January 31, 2012, the rate was 3.00%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility increased $46.0 million. We received net funding of $144.0 million from this facility during the six months ended January 31, 2012 as compared to receiving net funding of $98.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. During January 2012, we executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has $225.0 million of capacity, matures on January 19, 2017 and replaces the previous 364-day facility which was to expire on April 4, 2013. This agreement allows for proceeds of up to $225 million during the months of January, February, March and December, $175 million during the months of April and May and $145 million for all other months, depending on available undivided interests in our accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. As of January 31, 2012, we had received cash proceeds of $205.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of January 31, 2012, the weighted average interest rate was 2.8%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

During January 2012, we completed a non-brokered registered direct offering to Ferrell Companies of 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

During January 2012, we entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.5 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

Ferrellgas issued $1.3 million of common units in connection with an acquisition during the six months ended January 31, 2012.

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

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions from Ferrellgas Partners and our general partner, as discussed below.

Distributions

The operating partnership paid cash distributions of $85.5 million during the six months ended January 31, 2012. The operating partnership expects to pay cash distributions of $40.3 million on March 16, 2012.

Contributions received by the operating partnership

During January 2012, the operating partnership received cash contributions of $50.5 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under the credit facility. During the six months ended January 31, 2012, the operating partnership received asset contributions from Ferrellgas Partners of $1.3 million in connection with an acquisition. The general partner made cash contributions of $0.5 million and non-cash contributions of $0.1 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $116.0 million for the six months ended January 31, 2012, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at January 31, 2012	Distributions paid during the six months ended January 31, 2012
Ferrell Companies (1)	21,469,664	$20,080
FCI Trading Corp. (2)	195,686	196
Ferrell Propane, Inc. (3)	51,204	52
James E. Ferrell (4)	4,358,475	4,358

(1)   Ferrell Companies is the sole shareholder of our general partner.

(2)   FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)   Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the six months ended January 31, 2012, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.6 million.

On March 16, 2012, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million,

$0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During January 2012, we completed a non-brokered registered direct offering to Ferrell Companies of 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at January 31, 2012, adjusted primarily for the effect of entering into leases, during the six months ending January 31, 2012, of transportation equipment with operating lease commitments of $17.2 million.

	Payment or settlement due by fiscal year
(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations (1)	$12,271	$19,909	$15,328	$12,356	$10,347	$15,144	$85,355

(1)          We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.

The operating partnership

The contractual obligation table above also applies to the operating partnership, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations (1)	$12,271	$19,909	$15,328	$12,356	$10,347	$15,144	$85,355

(1)          We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the six months ended January 31, 2012. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2012 and July 31, 2011, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $6.1 million and $7.5 million as of January 31, 2012 and July 31, 2011, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At January 31, 2012 and July 31, 2011, we had $307.1 million and $190.5 million, respectively, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $3.1 million for the twelve months ending January 31, 2013. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2012, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material effect on our financial condition, results of operations and cash flows.

We have been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to our Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that we failed to inform consumers of the amount of propane contained in propane tanks they purchased and that we violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received preliminary approval by the Court. We believe these claims will not have a material impact on our financial condition, results of operations and cash flows beyond the $9.2 million litigation accrual that has been established for these claims.

We have also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that we violate consumer protection laws in the manner we set prices and fees for our customers. Based on our business practices, we believe that the claims are without merit and intend to defend the claims vigorously. The court has stayed discovery on this matter pending our motion to compel arbitration, and the case has not been certified for class treatment.  We do not believe loss is probable or reasonably estimable at this time related to this class action lawsuit.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2011.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.             OTHER INFORMATION.

On March 7, 2012, we entered into indemnification agreements with our directors and executive officers. A copy of a form of this agreement is filed as Exhibit 10.16 to this Quarterly Report on Form 10-Q.

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

3.6	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.

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

	10.3

Amended and Restated Receivable Sale Agreement dated as of January 19, 2012, between Ferrellgas, L.P. and Blue Rhino Global Sourcing, Inc., as originators, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2012.

	10.4

Receivables Purchase Agreement dated as of January 19, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2012.

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

Change In Control Agreement dated as of October 9, 2006 by and between Ferrellgas, Inc. as the company and James E. Ferrell as the executive. Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed December 9, 2011.

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

Agreement and Release dated as of January 19, 2012 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 20, 2012.

* #	10.16	Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer.

*	31.1	Certifications of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certifications of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certifications of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certifications of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	101.INS	XBRL Instance Document. (a)

*	101.SCH	XBRL Taxonomy Extension Schema Document. (a)

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (a)

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (a)

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (a)

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (a)

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	March 9, 2012		By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 9, 2012		By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	March 9, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 9, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director