Form 10-Q
period 2012-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2012-06-08
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☑     No ☐

At May 31, 2012, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	78,965,469	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(A) and (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended April 30, 2012

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

(unaudited)

	April 30,	July 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$11,873	$7,437
Accounts and notes receivable, net (including $194,762 and $112,509 of accounts receivable pledged as collateral at April 30, 2012 and July 31, 2011, respectively)	193,016	159,532
Inventories	131,854	136,139
Prepaid expenses and other current assets	18,285	23,885
Total current assets	355,028	326,993

Property, plant and equipment (net of accumulated depreciation of $594,172 and $573,665 at April 30, 2012 and July 31, 2011, respectively)	635,881	642,205
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $319,527 and $303,360 at April 30, 2012 and July 31, 2011, respectively)	194,420	204,136
Other assets, net	39,967	38,308
Total assets	$1,474,240	$1,460,586

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$67,503	$67,541
Short-term borrowings	58,291	64,927
Collateralized note payable	134,000	61,000
Other current liabilities	97,871	104,813
Total current liabilities	357,665	298,281

Long-term debt	1,044,187	1,050,920
Other liabilities	23,622	23,068
Contingencies and commitments (Note I)	—	—

Partners’ capital:
Common unitholders (78,965,469 and 75,966,353 units outstanding at April 30, 2012 and July 31, 2011, respectively)	111,336	139,614
General partner unitholder (797,631 and 767,337 units outstanding at April 30, 2012 and July 31, 2011, respectively)	(58,947)	(58,660)
Accumulated other comprehensive income (loss)	(5,993)	4,633
Total Ferrellgas Partners, L.P. partners’ capital	46,396	85,587
Noncontrolling interest	2,370	2,730
Total partners’ capital	48,766	88,317
Total liabilities and partners’ capital	$1,474,240	$1,460,586

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per unit data)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011

Revenues:
Propane and other gas liquids sales	$556,644	$647,709	$1,850,430	$1,790,511
Other	72,975	84,664	146,887	183,046
Total revenues	629,619	732,373	1,997,317	1,973,557

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	401,521	483,101	1,405,243	1,299,003
Cost of product sold - other	49,117	60,074	80,211	111,432
Operating expense (includes $0.1 million and $0.6 million for the three months ended April 30, 2012 and 2011, respectively, and $2.0 million and $3.8 million for the nine months ended April 30, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	95,934	104,383	300,926	310,467
Depreciation and amortization expense	21,123	20,030	62,839	60,395
General and administrative expense (includes $0.3 million and $1.0 million for the three months ended April 30, 2012 and 2011, respectively, and $2.9 million and $9.9 million for the nine months ended April 30, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	9,236	18,937	31,586	49,148
Equipment lease expense	3,789	3,650	10,846	10,842
Non-cash employee stock ownership plan compensation charge	2,203	2,591	6,719	7,967
Loss on disposal of assets	1,220	463	2,052	834

Operating income	45,476	39,144	96,895	123,469

Interest expense	(23,471)	(24,933)	(70,904)	(78,205)
Loss on extinguishment of debt	0	(10,513)	0	(46,962)
Other income, net	201	243	248	509

Earnings (loss) before income taxes	22,206	3,941	26,239	(1,189)

Income tax expense	1,144	572	1,285	1,288

Net earnings (loss)	21,062	3,369	24,954	(2,477)

Net earnings attributable to noncontrolling interest	255	196	377	264

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	20,807	3,173	24,577	(2,741)

Less: General partner’s interest in net earnings (loss)	208	32	246	(27)
Common unitholders’ interest in net earnings (loss)	$20,599	$3,141	$24,331	$(2,714)

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.26	$0.04	$0.32	$(0.04)

Cash distributions declared per common unit	$0.50	$0.50	$1.50	$1.50

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

					Accumulated other			Total
	Number of units				comprehensive income (loss)			Ferrellgas
		General		General		Currency		Partners, L.P.	Non-	Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’	controlling	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital	interest	capital

July 31, 2010	69,521.8	702.2	$141,281	$(58,644)	$(166)	$24	$(273)	$82,222	$3,680	$85,902

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	0	0	21,243	215	0	0	0	21,458	218	21,676

Distributions	0	0	(105,601)	(1,067)	0	0	0	(106,668)	(2,312)	(108,980)

Common units issued in connection with acquisition	63.5	0.6	1,625	16	0	0	0	1,641	17	1,658

Common unit options issued	40.4	0.4	468	5	0	0	0	473	3	476

Common units issued in offering, net of issuance costs	6,275.1	63.4	157,212	1,588	0	0	0	158,800	1,608	160,408

Comprehensive income:
Net earnings (loss)	0	0	(2,714)	(27)	0	0	0	(2,741)	264	(2,477)
Cumulative effect of change in accounting principle	0	0	1,230	12	0	0	0	1,242	13	1,255
Other comprehensive income:
Net earnings on risk management derivatives	0	0	0	0	24,082	0	0		246
Reclassification of derivatives to earnings	0	0	0	0	(7,825)	0	0		(80)
Foreign currency translation adjustment	0	0	0	0	0	1	0
Other comprehensive income								16,258		16,424
Comprehensive income								14,759	443	15,202

April 30, 2011	75,900.8	766.6	$214,744	$(57,902)	$16,091	$25	$(273)	$172,685	$3,657	$176,342

July 31, 2011	75,966.4	767.3	$139,614	$(58,660)	$5,098	$26	$(491)	$85,587	$2,730	$88,317

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	0	0	11,354	115	0	0	0	11,469	117	11,586

Distributions	0	0	(115,451)	(1,167)	0	0	0	(116,618)	(1,270)	(117,888)

Common units issued in connection with acquisition	68.2	0.7	1,300	13	0	0	0	1,313	13	1,326

Common unit options issued	35.5	0.3	413	4	0	0	0	417	1	418

Common units issued in offering, net of issuance costs	2,895.4	29.3	49,775	502	0	0	0	50,277	510	50,787

Comprehensive income (loss):
Net earnings	0	0	24,331	246	0	0	0	24,577	377	24,954
Other comprehensive income (loss):
Net loss on risk management derivatives	0	0	0	0	(9,503)	0	0		(97)
Reclassification of derivatives to earnings	0	0	0	0	(1,112)	0	0		(11)
Foreign currency translation adjustment	0	0	0	0	0	9	0		0
Tax effect on foreign currency translation adjustment	0	0	0	0	0	(20)	0		0
Other comprehensive income (loss)								(10,626)		(10,734)
Comprehensive income								13,951	269	14,220

April 30, 2012	78,965.5	797.6	$111,336	$(58,947)	$(5,517)	$15	$(491)	$46,396	$2,370	$48,766

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended
	April 30,
	2012	2011

Cash flows from operating activities:
Net earnings (loss)	$24,954	$(2,477)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	62,839	60,395
Non-cash employee stock ownership plan compensation charge	6,719	7,967
Non-cash stock and unit-based compensation charge	4,867	13,709
Loss on disposal of assets	2,052	834
Loss on extinguishment of debt	0	27,463
Provision for doubtful accounts	4,966	4,395
Deferred tax expense	584	362
Other	1,458	5,702
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net	(38,572)	(103,076)
Inventories	4,285	47,187
Prepaid expenses and other current assets	(2,078)	(1,981)
Accounts payable	165	32,596
Accrued interest expense	5,400	2,394
Other current liabilities	(15,601)	(11,359)
Other liabilities	(148)	289
Net cash provided by operating activities	61,890	84,400

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,327)	(5,113)
Capital expenditures	(37,747)	(36,662)
Proceeds from sale of assets	4,314	4,273
Net cash used in investing activities	(43,760)	(37,502)

Cash flows from financing activities:
Distributions	(116,618)	(106,668)
Proceeds from increase in long-term debt	42,436	552,370
Payments on long-term debt	(52,391)	(649,827)
Net reductions in short-term borrowings	(6,636)	(26,739)
Net additions to collateralized short-term borrowings	73,000	37,000
Cash paid for financing costs	(3,575)	(9,655)
Noncontrolling interest activity	(759)	(701)
Proceeds from exercise of common unit options	413	468
Proceeds from equity offering, net of issuance costs	49,941	157,212
Cash contribution from general partner in connection with common unit issuances	506	1,591
Net cash used in financing activities	(13,683)	(44,949)

Effect of exchange rate changes on cash	(11)	1

Increase in cash and cash equivalents	4,436	1,950
Cash and cash equivalents - beginning of period	7,437	11,401
Cash and cash equivalents - end of period	$11,873	$13,351

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Dollars in thousands, except per unit data, unless otherwise designated)

(unaudited)

A.       Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. As of April 30, 2012, Ferrell Companies beneficially owned 21.7 million of Ferrellgas Partners’ outstanding common units.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2012 and 2011 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(3)              Supplemental cash flow information:  For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2012	2011
CASH PAID FOR:
Interest	$61,621	$69,508
Income taxes	$100	$34
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$1,300	$1,625
Liabilities incurred in connection with acquisitions	$2,321	$1,684
Property, plant and equipment additions	$604	$800

(4)     New accounting standards:

FASB Accounting Standard Update No. 2010-28

In December 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update No. 2010-28 (ASU 2010-28), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Ferrellgas’ adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-4

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for interim periods beginning after December 31, 2011 and is required to be applied prospectively. Ferrellgas’ adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update Nos. 2011-05 and 2011-12

In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

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

(5)     Goodwill:  Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Based on the guidance in Accounting Standards Codification (“ASC”) 280 — “Segment Reporting” and ASC 350 — “Intangibles — Goodwill and other,” Ferrellgas has determined that it has three reporting units for goodwill impairment testing purposes. Two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to it carrying amount. Ferrellgas has completed the impairment test for each of its reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2012.

C.       Supplemental financial statement information

Inventories consist of the following:

	April 30,	July 31,
	2012	2011
Propane gas and related products	$114,282	$113,826
Appliances, parts and supplies	17,572	22,313
Inventories	$131,854	$136,139

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2012, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 34.1 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30,	July 31,
	2012	2011
Accrued interest	$25,179	$19,779
Accrued litigation and insurance	7,836	16,565
Customer deposits and advances	17,364	19,784
Other	47,492	48,685
Other current liabilities	$97,871	$104,813

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011
Operating expense	$47,472	$45,596	$139,197	$135,494
Depreciation and amortization expense	1,636	1,535	4,920	4,505
Equipment lease expense	3,179	3,206	9,323	9,656
	$52,287	$50,337	$153,440	$149,655

D.       Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	April 30,	July 31,
	2012	2011
Accounts receivable pledged as collateral	$194,762	$112,509
Accounts receivable	2,222	51,104
Other	253	229
Less: Allowance for doubtful accounts	(4,221)	(4,310)
Accounts and notes receivable, net	$193,016	$159,532

During January 2012, the operating partnership executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces the operating partnership’s previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, the operating partnership, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. At April 30, 2012, $194.8 million of trade accounts receivable were pledged as collateral against $134.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

The operating partnership structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of April 30, 2012, the operating partnership had received cash proceeds of $134.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2011, the operating partnership had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.2% and 3.6% as of April 30, 2012 and July 31, 2011, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2012 and July 31, 2011, $58.3 million and $64.9 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

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

As of April 30, 2012, Ferrellgas had total borrowings outstanding under its secured credit facility of $115.3 million, of which $57.0 million was classified as long-term debt. As of July 31, 2011, Ferrellgas had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt.

Borrowings outstanding at April 30, 2012 and July 31, 2011 under the secured credit facility had a weighted average interest rate of 4.6% and 6.5%, respectively.

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

Letters of credit outstanding at April 30, 2012 totaled $61.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2012, Ferrellgas had available letter of credit remaining capacity of $138.6 million. At July 31, 2011, Ferrellgas had available letter of credit remaining capacity of $152.5 million.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas’ long-term debt instruments was $1,049.2 million and $1,134.2 million as of April 30, 2012 and July 31, 2011, respectively. The fair values are estimated based on quoted market prices.

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

During the nine months ended April 30, 2012, Ferrellgas issued 0.1 million common units valued at $1.3 million in connection with an acquisition of propane distribution assets.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011
Public common unitholders	$26,443	$23,072	$77,727	$68,578
Ferrell Companies (1)	10,735	10,040	30,815	30,120
FCI Trading Corp. (2)	98	98	294	294
Ferrell Propane, Inc. (3)	26	27	78	78
James E. Ferrell (4)	2,179	2,177	6,537	6,531
General partner	399	358	1,167	1,067
	$39,880	$35,772	$116,618	$106,668

(1)   Ferrell Companies is the owner of the general partner and a 27% direct owner of Ferrellgas Partner’s common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 28%.

(2)   FCI Trading is an affiliate of the general partner and thus a related party.

(3)   Ferrell Propane is controlled by the general partner and thus a related party.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of the general partner and thus a related party.

On May 24, 2012, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2012, which is expected to be paid on June 14, 2012.

Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,735
FCI Trading	98
Ferrell Propane	26
James E. Ferrell	2,179
General partner	399

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the nine months ended April 30, 2012 and 2011.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2012, the general partner made cash contributions of $1.0 million and non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

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

See Note K — Subsequent events — for details regarding an interest rate swap agreement designed to manage interest rate risk exposure.

Cash Flow Hedging Activity

Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2012 and 2011, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below is included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	April 30, 2012	July 31, 2011
Derivatives — Price risk management assets	$0	$7,637
Derivatives — Price risk management liabilities	$5,562	$2,476

Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

	For the nine months ended April 30,
	2012	2011
Fair value gain (loss) adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(9,600)	$24,328
Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	$1,123	$7,905

Ferrellgas expects to reclassify net losses of approximately $5.6 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2012 and 2011, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2012, Ferrellgas had financial derivative contracts covering 1.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the nine months ended April 30, 2012 and 2011, four counterparties represented 81% and 82%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2012 and 2011, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

The following tables provide the amounts and their corresponding level of hierarchy for Ferrellgas’ assets and liabilities that are measured at fair value. All financial derivatives assets and liabilities were non-trading positions.

	As of April 30, 2012
	Level 1	Level 2	Level 3	Total
Fair value of derivatives
Price risk management assets	—	$0	—	$0

Price risk management liabilities	—	$5,562	—	$5,562

	As of July 31, 2011
	Level 1	Level 2	Level 3	Total
Fair value of derivatives
Price risk management assets	—	$7,637	—	$7,637

Price risk management liabilities	—	$2,476	—	$2,476

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

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011
Operating expense	$48,165	$50,342	$151,476	$158,857
General and administrative expense	$6,103	$4,172	$18,809	$16,344

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

Ferrellgas has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received approval by the Court. Ferrellgas believes these claims will not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas beyond the $10.0 million paid during March 2012 for these claims.

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

The following table summarizes Ferrellgas’ contractual operating lease commitments as of April 30, 2012:

	Future minimum rental amounts by fiscal year
	2012	2013	2014	2015	2016	Thereafter

Operating lease obligations	$5,647	$22,309	$16,898	$13,706	$11,519	$17,824

J.      Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) available per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was neither a dilutive effect resulting from this guidance on basic and diluted net earnings (loss) per common unitholders’ interest for the three months ended April 30, 2012 and 2011, nor for the nine months ended April 30, 2012 and 2011.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011

Common unitholders’ interest in net earnings (loss)	$20,599	$3,141	$24,331	$(2,714)

Weighted average common units outstanding (in thousands)	78,960.0	73,145.6	77,095.8	71,102.5

Dilutive securities	42.4	112.6	73.8	0.0

Weighted average common units outstanding plus dilutive securities	79,002.4	73,258.2	77,169.6	71,102.5

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.26	$0.04	$0.32	$(0.04)

K.    Subsequent events

In May 2012, the operating partnership entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% notes due 2017. Beginning in May 2012, the operating partnership will receive 9.125% and will pay one-month LIBOR plus 7.96% on the $140.0 million swapped. Ferrellgas has accounted for this agreement as a fair value hedge.

In May 2012, the operating partnership entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.50% notes due 2021. Beginning in May 2012, the operating partnership will receive 6.50% and will pay one-month LIBOR plus 4.715% on the $140.0 million swapped. Ferrellgas has accounted for this agreement as a fair value hedge.

In May 2012, the operating partnership entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on the operating partnership’s secured credit facility and collateralized note payable borrowings. Beginning in August 2015, the operating partnership will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount swapped. Ferrellgas has accounted for this agreement as a cash flow hedge.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	April 30,	July 31,
	2012	2011
ASSETS

Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)	—	—

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	9,095	8,920

Accumulated deficit	(9,126)	(8,951)
Total stockholder’s equity	$969	$969

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011

General and administrative expense	$0	$324	$175	$539

Net loss	$0	$(324)	$(175)	$(539)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the nine months ended April 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(175)	$(539)
Cash used in operating activities	(175)	(539)

Cash flows from financing activities:
Capital contribution	175	539
Cash provided by financing activities	175	539

Change in cash	0	0
Cash — beginning of period	969	969
Cash — end of period	$969	$969

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2012

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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of April 30, 2012, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	April 30,	July 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$11,310	$7,342
Accounts and notes receivable, net (including $194,762 and $112,509 of accounts receivable pledged as collateral at April 30, 2012 and July 31, 2011, respectively)	193,016	159,532
Inventories	131,854	136,139
Prepaid expenses and other current assets	18,244	23,867
Total current assets	354,424	326,880

Property, plant and equipment (net of accumulated depreciation of $594,172 and $573,665 at April 30, 2012 and July 31, 2011, respectively)	635,881	642,205
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $319,527 and $303,360 at April 30, 2012 and July 31, 2011, respectively)	194,420	204,136
Other assets, net	36,620	34,651
Total assets	$1,470,289	$1,456,816

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$67,503	$67,541
Short-term borrowings	58,291	64,927
Collateralized note payable	134,000	61,000
Other current liabilities	91,727	102,674
Total current liabilities	351,521	296,142

Long-term debt	862,187	868,920
Other liabilities	23,622	23,068
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	236,583	261,323
General partner	2,416	2,669
Accumulated other comprehensive income (loss)	(6,040)	4,694
Total partners’ capital	232,959	268,686
Total liabilities and partners’ capital	$1,470,289	$1,456,816

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011

Revenues:
Propane and other gas liquids sales	$556,644	$647,709	$1,850,430	$1,790,511
Other	72,975	84,664	146,887	183,046
Total revenues	629,619	732,373	1,997,317	1,973,557

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	401,521	483,101	1,405,243	1,299,003
Cost of product sold - other	49,117	60,074	80,211	111,432
Operating expense (includes $0.1 million and $0.6 million for the three months ended April 30, 2012 and 2011, respectively, and $2.0 million and $3.8 million for the nine months ended April 30, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	95,779	104,251	300,642	310,196
Depreciation and amortization expense	21,123	20,030	62,839	60,395
General and administrative expense (includes $0.3 million and $1.0 million for the three months ended April 30, 2012 and 2011, respectively, and $2.9 million and $9.9 million for the nine months ended April 30, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	9,236	18,937	31,586	49,148
Equipment lease expense	3,789	3,650	10,846	10,842
Non-cash employee stock ownership plan compensation charge	2,203	2,591	6,719	7,967
Loss on disposal of assets	1,220	463	2,052	834

Operating income	45,631	39,276	97,179	123,740

Interest expense	(19,442)	(19,546)	(58,815)	(60,422)
Loss on extinguishment of debt	0	0	0	(36,449)
Other income, net	201	243	248	509

Earnings before income taxes	26,390	19,973	38,612	27,378

Income tax expense	1,137	557	1,277	1,273

Net earnings	$25,253	$19,416	$37,335	$26,105

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2011	$261,323	$2,669	$5,161	$26	$(493)	$268,686

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	11,469	117	0	0	0	11,586

Contributions in connection with acquisitions and other	1,300	13	0	0	0	1,313

Cash contributed by Ferrellgas Partners and general partner	50,000	510	0	0	0	50,510

Quarterly distributions	(124,467)	(1,270)	0	0	0	(125,737)

Comprehensive income:
Net earnings	36,958	377	0	0	0	37,335
Other comprehensive loss:
Net loss on risk management derivatives	0	0	(9,600)	0	0
Reclassification of derivatives to earnings	0	0	(1,123)	0	0
Foreign currency translation adjustment	0	0	0	9	0
Tax effect on foreign currency translation adjustment	0	0	0	(20)	0
Other comprehensive income (loss)						(10,734)
Comprehensive income						26,601

April 30, 2012	$236,583	$2,416	$(5,562)	$15	$(493)	$232,959

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended April 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$37,335	$26,105
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	62,839	60,395
Non-cash employee stock ownership plan compensation charge	6,719	7,967
Non-cash stock and unit-based compensation charge	4,867	13,709
Loss on disposal of assets	2,052	834
Loss on extinguishment of debt	0	25,403
Provision for doubtful accounts	4,966	4,395
Deferred tax expense	584	362
Other	1,149	5,198
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net	(38,572)	(103,076)
Inventories	4,285	47,187
Prepaid expenses and other current assets	(2,055)	(1,974)
Accounts payable	165	32,596
Accrued interest expense	1,475	(450)
Other current liabilities	(15,516)	(11,281)
Other liabilities	(148)	289
Net cash provided by operating activities	70,145	107,659

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,340)	(5,131)
Capital expenditures	(37,747)	(36,662)
Proceeds from sale of assets	4,314	4,273
Net cash used in investing activities	(43,773)	(37,520)

Cash flows from financing activities:
Distributions	(125,737)	(228,906)
Contributions from partners	50,510	159,291
Proceeds from increase in long-term debt	42,436	552,370
Payments on long-term debt	(52,391)	(551,827)
Net reductions in short-term borrowings	(6,636)	(26,739)
Net additions to collateralized short-term borrowings	73,000	37,000
Cash paid for financing costs	(3,575)	(9,482)
Net cash used in financing activities	(22,393)	(68,293)

Effect of exchange rate changes on cash	(11)	1

Increase in cash and cash equivalents	3,968	1,847
Cash and cash equivalents - beginning of period	7,342	11,389
Cash and cash equivalents - end of period	$11,310	$13,236

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

B.       Summary of significant accounting policies

(1)              Nature of operations:  Ferrellgas, L.P. is a single reportable operating segment engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2012 and 2011 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

	For the nine months ended April 30,
	2012	2011
CASH PAID FOR:
Interest	$53,773	$55,015
Income taxes	$92	$19
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$1,300	$1,625
Liabilities incurred in connection with acquisitions	$2,321	$1,684
Property, plant and equipment additions	$604	$800

(4)              New accounting standards:

FASB Accounting Standard Update No. 2010-28

In December 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update No. 2010-28 (ASU 2010-28), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Ferrellgas, L.P.’s adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-4

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for interim periods beginning after December 31, 2011 and is required to be applied prospectively. Ferrellgas, L.P.’s adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update Nos. 2011-05 and 2011-12

In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas, L.P. does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

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

(5)              Goodwill:  Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Based on the guidance in Accounting Standards Codification (“ASC”) 280 — “Segment Reporting” and ASC 350 — “Intangibles — Goodwill and other,” Ferrellgas, L.P. has determined that it has three reporting units for goodwill impairment testing purposes. Two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to it carrying amount. Ferrellgas, L.P. has completed the impairment test for each of its reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2012.

C.       Supplemental financial statement information

Inventories consist of the following:

	April 30,	July 31,
	2012	2011
Propane gas and related products	$114,282	$113,826
Appliances, parts and supplies	17,572	22,313
Inventories	$131,854	$136,139

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2012, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 34.1 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30, 2012	July 31, 2011
Accrued interest	$19,248	$17,773
Accrued litigation and insurance	7,836	16,565
Customer deposits and advances	17,364	19,784
Other	47,279	48,552
Other current liabilities	$91,727	$102,674

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011
Operating expense	$47,472	$45,596	$139,197	$135,494
Depreciation and amortization expense	1,636	1,535	4,920	4,505
Equipment lease expense	3,179	3,206	9,323	9,656
	$52,287	$50,337	$153,440	$149,655

D. Accounts and notes receivable, net

Accounts and notes receivable, net consist of the following:

	April 30, 2012	July 31, 2011
Accounts receivable pledged as collateral	$194,762	$112,509
Accounts receivable	2,222	51,104
Other	253	229
Less: Allowance for doubtful accounts	(4,221)	(4,310)
Accounts and notes receivable, net	$193,016	$159,532

During January 2012, Ferrellgas, L.P. executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces Ferrellgas, L.P.’s previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. At April 30, 2012, $194.8 million of trade accounts receivable were pledged as collateral against $134.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of April 30, 2012, Ferrellgas, L.P. had received cash proceeds of $134.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2011, Ferrellgas, L.P. had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.2% and 3.6% as of April 30, 2012 and July 31, 2011, respectively.

E. Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2012 and July 31, 2011, $58.3 million and $64.9 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

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

As of April 30, 2012, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $115.3 million, of which $57.0 million was classified as long-term debt. As of July 31, 2011, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt.

Borrowings outstanding at April 30, 2012 and July 31, 2011 under the secured credit facility had a weighted average interest rate of 4.6% and 6.5%, respectively.

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

Letters of credit outstanding at April 30, 2012 totaled $61.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2012, Ferrellgas, L.P. had available letter of credit remaining capacity of $138.6 million. At July 31, 2011, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.5 million.

The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $885.4 million and $941.3 million as of April 30, 2012 and July 31, 2011, respectively. The fair values are estimated based on quoted market prices.

F. Partners’ capital

Partnership contributions

During January 2012, Ferrellgas, L.P. received cash contributions of $50.0 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.’s secured credit facility.

During the nine months ended April 30, 2012, Ferrellgas, L.P. received asset contributions of $1.3 million from Ferrellgas Partners in connection with an acquisition of propane distribution assets.

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011
Ferrellgas Partners	$39,880	$143,623	$124,467	$226,594
General partner	407	1,465	1,270	2,312
	$40,287	$145,088	$125,737	$228,906

On May 24, 2012, Ferrellgas, L.P. declared distributions for the three months ended April 30, 2012 to Ferrellgas Partners and the general partner of $47.5 million and $0.5 million, respectively, which is expected to be paid on June 14, 2012.

See additional discussions about transactions with related parties in Note H — Transactions with related parties.

Other comprehensive income (“OCI”)

See Note G — Derivatives — for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the nine months ended April 30, 2012.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2012, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

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

See Note J — Subsequent events — for details regarding an interest rate swap agreement designed to manage interest rate risk exposure.

Cash Flow Hedging Activity

Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of product sold — propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2012 and 2011, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of the financial derivative instruments below is included within “Prepaid expenses and other current assets” and “Other current liabilities” on the condensed consolidated balance sheets:

	April 30, 2012	July 31, 2011
Derivatives — Price risk management assets	$0	$7,637
Derivatives — Price risk management liabilities	$5,562	$2,476

Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statement of partners’ capital for the nine months ended April 30, 2012:

Fair value loss adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(9,600)

Reclassification of net gains originally recorded within OCI to Cost of product sold — propane and other gas liquids	$1,123

Ferrellgas, L.P. expects to reclassify net losses of approximately $5.6 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2012 and 2011, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2012, Ferrellgas, L.P. had financial derivative contracts covering 1.1 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

During the nine months ended April 30, 2012 and 2011, four counterparties represented 81% and 82%, respectively, of net settled cash flow hedging positions reported in “Cost of product sold — propane and other gas liquids sales.” During the nine months ended April 30, 2012 and 2011, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

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

The following tables provide the amounts and their corresponding level of hierarchy for Ferrellgas, L.P.’s assets and liabilities that are measured at fair value. All financial derivatives assets and liabilities were non-trading positions.

	As of April 30, 2012
	Level 1	Level 2	Level 3	Total
Fair value of derivatives
Price risk management assets	—	$0	—	$0

Price risk management liabilities	—	$5,562	—	$5,562

	As of July 31, 2011
	Level 1	Level 2	Level 3	Total
Fair value of derivatives
Price risk management assets	—	$7,637	—	$7,637

Price risk management liabilities	—	$2,476	—	$2,476

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

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011
Operating expense	$48,165	$50,342	$151,476	$158,857
General and administrative expense	$6,103	$4,172	$18,809	$16,344

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

Ferrellgas, L.P. has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that Ferrellgas, L.P. failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas, L.P. violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received approval by the Court. Ferrellgas, L.P. believes these claims will not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P. beyond the $10.0 million paid during March 2012 for these claims.

Ferrellgas, L.P. has also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that Ferrellgas, L.P. violates consumer protection laws in the manner Ferrellgas, L.P. sets prices and fees for its customers. Based on Ferrellgas, L.P.’s business practices, Ferrellgas, L.P. believes that the claims are without merit and intends to defend the claims vigorously. The court has stayed discovery on this matter pending Ferrellgas, L.P.’s motion to compel arbitration, and the case has not been certified for class treatment. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to this class action lawsuit.

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

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments as of April 30, 2012:

	Future minimum rental amounts by fiscal year
	2012	2013	2014	2015	2016	Thereafter

Operating lease obligations	$5,647	$22,309	$16,898	$13,706	$11,519	$17,824

J.        Subsequent events

In May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% notes due 2017. Beginning in May 2012, Ferrellgas, L.P. will receive 9.125% and will pay one-month LIBOR plus 7.96% on the $140.0 million swapped. Ferrellgas, L.P. has accounted for this agreement as a fair value hedge.

In May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.50% notes due 2021. Beginning in May 2012, Ferrellgas, L.P. will receive 6.50% and will pay one-month LIBOR plus 4.715% on the $140.0 million swapped. Ferrellgas, L.P. has accounted for this agreement as a fair value hedge.

In May 2012, Ferrellgas, L.P. entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas, L.P.’s secured credit facility and collateralized note payable borrowings. Beginning in August 2015, Ferrellgas, L.P. will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount swapped. Ferrellgas, L.P. has accounted for this agreement as a cash flow hedge.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	April 30,	July 31,
	2012	2011
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)	—	—

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	38,547	35,382

Accumulated deficit	(38,447)	(35,282)
Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS

(in dollars)

(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2012	2011	2012	2011

General and administrative expense	$0	$323	$3,165	$8,163

Net loss	$0	$(323)	$(3,165)	$(8,163)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(in dollars)

(unaudited)

	For the nine months ended April 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,165)	$(8,163)
Cash used in operating activities	(3,165)	(8,163)

Cash flows from financing activities:
Capital contribution	3,165	8,163
Cash provided by financing activities	3,165	8,163

Change in cash	0	0
Cash — beginning of period	1,100	1,100
Cash — end of period	$1,100	$1,100

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2012

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of April 30, 2012, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Overview

We believe we are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2011, and the largest national provider of propane by portable tank exchange.

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

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend, we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability. For the three and nine months ended April 30, 2012, weather in the more highly concentrated geographic areas we serve was 23% and 18%, respectively, warmer than that of the prior year.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sale price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues — Propane and other gas liquids sales” and “Gross margin — Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities. Propane prices continued to be volatile in fiscal 2012 as the average wholesale market price at one of the major supply points, Mt. Belvieu, Texas during the nine months ended April 30, 2012, averaged 7% more than the prior year period. Moreover in the trailing twelve month period ending April 30, 2012, the average wholesale market price at Mt. Belvieu averaged 15% more than the comparable prior period. We believe the effect of the sustained higher wholesale prices in the past 12 months have negatively impacted our volume sales as we have passed on price increases to our customers.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2013 sales commitments and, as of April 30, 2012, have experienced net mark to market losses of approximately $5.6 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2012, we estimate 100% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

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

“Net earnings attributable to Ferrellgas Partners, L.P.” in the three months ended April 30, 2012 was $20.8 million as compared to $3.2 million in the prior period. This increase in net earnings of $17.6 million was primarily due to a $10.5 million loss on extinguishment of debt and a $10.5 million litigation accrual and related legal fees in fiscal 2011 that were not repeated in the current quarter and an $8.3 million decrease in operating expense, partially offset by a $9.5 million decrease in “gross margin — propane and other gas liquids”.

“Net earnings (loss) attributable to Ferrellgas Partners, L.P.” in the nine months ended April 30, 2012 was net earnings of $24.6 million as compared to a net loss of $2.7 million in the prior period. This increase of $27.3 million was primarily due to a $47.0 million loss on extinguishment of debt and a $10.2 million litigation accrual and related legal fees in fiscal 2011 that were not repeated in the current year, an $8.8 million decrease in non-cash stock and unit based compensation charges, an 8.2 million decrease in operating expenses and a $7.3 million decrease in interest expense, partially offset by a $46.3 million decrease in “gross margin — propane and other gas liquids”, and a $4.9 million decrease in “gross margin — other”.

We have completed our goodwill impairment tests for each of our applicable reporting units and believe estimated fair values substantially exceed the carrying values of our reporting units as of January 31, 2012.

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

Results of Operations

Three months ended April 30, 2012 compared to April 30, 2011

(amounts in thousands) Three months ended April 30,	2012	2011	Favorable (unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	167,462	190,009	(22,547)	(12)%
Wholesale — Sales to Resellers	58,421	62,441	(4,020)	(6)%
	225,883	252,450	(26,567)	(11)%

Revenues - Propane and other gas liquids sales:
Retail — Sales to End Users	$349,472	$394,319	$(44,847)	(11)%
Wholesale — Sales to Resellers	127,827	133,885	(6,058)	(5)%
Other Gas Sales	79,345	119,505	(40,160)	(34)%
	$556,644	$647,709	$(91,065)	(14)%

Gross margin — Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$130,959	$114,850	$16,109	14%
Wholesale — Sales to Resellers	39,591	39,455	136	0%
Other Gas Sales	(15,427)	10,303	(25,730)	NM
	$155,123	$164,608	$(9,485)	(6)%

Gross margin - Other	$23,858	$24,590	$(732)	(3)%
Operating income	45,476	39,144	6,332	16%
Adjusted EBITDA (b)	70,797	74,322	(3,595)	(5)%
Interest expense	(23,471)	(24,933)	1,462	6%
Interest expense - operating partnership	(19,422)	(19,546)	124	1%
Loss on extinguishment of debt	0	(10,513)	10,513	NM

(a)         Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)         Adjusted EBITDA is calculated as earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, severance charges, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

NM — Not meaningful

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended April 30, 2012 and 2011, respectively:

(amounts in thousands)	2012	2011
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$20,807	$3,173
Income tax expense	1,144	572
Interest expense	23,471	24,933
Depreciation and amortization expense	21,123	20,030
EBITDA	$66,545	$48,708
Loss on extinguishment of debt	0	10,513
Non-cash employee stock ownership plan compensation charge	2,203	2,591
Non-cash stock and unit-based compensation charge	385	1,628
Loss on disposal of assets	1,220	463
Other income, net	(201)	(243)
Severance charges	390	0
Nonrecurring litigation accrual and related legal fees	0	10,466
Net earnings attributable to noncontrolling interest	255	196
Adjusted EBITDA	$70,797	$74,322

Propane sales volumes during the three months ended April 30, 2012 decreased 26.6 million gallons from that of the prior year period primarily due to 24.3 million of decreased gallon sales to our retail customers and by 4.0 million of decreased gallon sales to our wholesale customers, partially offset by 1.7 million of acquisition related gallons.

Weather in the more highly concentrated geographic areas we serve for the fiscal quarter ended April 30, 2012 was approximately 23% warmer than that of the prior year period, which we believe was the primary factor in the decline of propane sales volumes. We also believe our decrease in sales volume was due to customer conservation resulting from the continuing overall poor economic environment.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended April 30, 2012 averaged 14% less than the prior year period. The wholesale market price averaged $1.23 and $1.43 per gallon during the three months ended April 30, 2012 and 2011, respectively. Additionally, we were able to maintain our retail sales price per gallon during the period which allowed us to increase our retail gross margin per gallon.

Revenues - Propane and other gas liquids sales

Retail sales decreased $44.8 million compared to the prior year period. This decrease resulted primarily from a $51.3 million decrease in propane sales volumes as discussed above, partially offset by $4.5 million from gallons gained through acquisitions completed during the last twelve months.

Wholesale sales decreased $6.1 million compared to the prior year period. This decrease resulted from a $4.2 million decrease in sales price per gallon and a $1.9 million decrease in sales volumes.

Other gas sales decreased $40.2 million compared to the prior year period primarily due to $32.4 million of decreased sales volumes resulting from the timing of excess inventory sales to third party propane distributors and marketers and $7.8 million of decreased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $16.1 million compared to the prior year period. This increase resulted primarily from $29.7 million related to increased gross margin per gallon as discussed above and $1.9 million from gallons gained through acquisitions completed during the last twelve months. These increases were partially offset by a $15.5 million decrease in propane sales volumes, as discussed above.

Other gas sales gross margin decreased $25.7 million compared to the prior year period due to losses on sales of excess inventory to other third party propane distributors and marketers in a declining wholesale market price environment.

Operating income

Operating income increased $6.3 million compared to the prior year period primarily due to a $10.5 million litigation accrual and related legal fees classified as “General and administrative expense” incurred in the prior year period that was not repeated during the current year period and $8.7 million of decreased “Operating expense”, partially offset by a $9.5 million decrease in “Gross margin — Propane and other gas liquid sales” as discussed above.

“Operating expense” decreased primarily due to management’s focus on long-term cost reductions which resulted in a $3.8 million reduction in personnel related costs, a $2.6 million reduction in plant and office costs and a $2.4 million reduction in selling costs.

Adjusted EBITDA

Adjusted EBITDA decreased $3.5 million compared to the prior year period primarily due to a $9.5 million decrease in “Gross margin — Propane and other gas liquid sales”, as discussed above and $1.4 million of increased “General and administrative expense”, partially offset by $8.3 million of decreased “Operating expense” as discussed above.

“General and administrative expense” increased primarily due to a $2.5 million reversal of discretionary bonus accruals during the prior year period that was not repeated during the current year period.

Interest expense - consolidated

Interest expense decreased $1.5 million primarily due to the prepayment of $98.0 million of our $280.0 million 8.625% fixed rate senior notes due June 15, 2020 during the three months ended April 30, 2011.

Loss on extinguishment of debt

During the three months ended April 30, 2011, we prepaid $98.0 million of the outstanding principal amount on our $280.0 million 8.625% fixed rate senior notes due June 15 2020, incurring a “Loss on extinguishment of debt” of $10.5 million.

Nine months ended April 30, 2012 compared to April 30, 2011

(amounts in thousands) Nine months ended April 30,	2012	2011	Favorable (Unfavorable) Variance
Propane sales volumes (gallons):
Retail — Sales to End Users	524,287	559,797	(35,510)	(6)%
Wholesale — Sales to Resellers	202,971	189,373	13,598	7%
	727,258	749,170	(21,912)	(3)%

Revenues - Propane and other gas liquids sales:
Retail — Sales to End Users	$1,125,653	$1,130,208	$(4,555)	0%
Wholesale — Sales to Resellers	428,071	390,723	37,348	10%
Other Gas Sales	296,706	269,580	27,126	10%
	$1,850,430	$1,790,511	$59,919	3%

Gross margin — Propane and other gas liquids sales: (a)
Retail — Sales to End Users	$358,221	$357,926	$295	0%
Wholesale — Sales to Resellers	109,155	113,242	(4,087)	(4)%
Other Gas Sales	(22,189)	20,340	(42,529)	NM
	$445,187	$491,508	$(46,321)	(9)%

Gross margin — Other	$66,676	$71,614	$(4,938)	(7)%
Operating income	96,895	123,469	(26,574)	(22)%
Adjusted EBITDA (b)	175,027	217,507	(42,480)	(20)%
Interest expense	(70,904)	(78,205)	7,301	9%
Interest expense - operating partnership	(58,815)	(60,422)	1,607	3%
Loss on extinguishment of debt	0	(46,962)	46,962	NM

(a)         Gross margin from propane and other gas liquids sales represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold — propane and other gas liquids sales” and does not include depreciation and amortization.

(b)         Adjusted EBITDA is calculated as earnings (loss) before income tax expense (benefit), interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, severance charges, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the nine months ended April 30, 2012 and 2011, respectively:

(amounts in thousands)	2012	2011
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$24,577	$(2,741)
Income tax expense	1,285	1,288
Interest expense	70,904	78,205
Depreciation and amortization expense	62,839	60,395
EBITDA	$159,605	$137,147
Loss on extinguishment of debt	0	46,962
Non-cash employee stock ownership plan compensation charge	6,719	7,967
Non-cash stock and unit-based compensation charge	4,867	13,709
Loss on disposal of assets	2,052	834
Other income, net	(248)	(509)
Severance charges	763	0
Nonrecurring litigation accrual and related legal fees	892	11,133
Net earnings attributable to noncontrolling interest	377	264
Adjusted EBITDA	$175,027	$217,507

Propane sales volumes during the nine months ended April 30, 2012 decreased 21.9 million gallons from that of the prior year period due to 40.4 million of decreased gallon sales to our retail customers, partially offset by 13.6 million of increased gallon sales to our wholesale customers and 4.9 million of acquisition related gallons.

Weather in the more highly concentrated geographic areas we serve for the fiscal year to date was approximately 18% warmer than that of the prior year period, which we believe was the primary factor in the decline of propane sales volumes. We also believe our decrease in sales volume was due to customer conservation resulting from the continuing overall poor economic environment.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the nine months ended April 30, 2012 averaged 7% more than the prior year period. The wholesale market price averaged $1.38 and

$1.29 per gallon during the nine months ended April 30, 2012 and 2011, respectively. Although the average fiscal 2012 price was higher than the prior year price, the significant decrease in wholesale prices during the third quarter ended April 30, 2012 enabled us to increase our retail gross margin per gallon during the period.

We believe wholesale customer sales volume increased due to our emphasis on expanding this portion of our business.

Revenues - Propane and other gas liquids sales

Retail sales decreased $4.6 million compared to the prior year period. This decrease resulted primarily from an $84.3 million decrease in retail propane sales volumes, as discussed above, partially offset by a $67.1 million increase in sales price per gallon and $12.6 million from gallons gained through acquisitions completed during the last twelve months, both as discussed above.

Wholesale sales increased $37.4 million compared to the prior year period. This increase resulted from $27.0 million of increased sales volumes and $10.4 million of increased sales price per gallon, both as discussed above.

Other gas sales increased $27.1 million compared to the prior year period primarily due to $21.1 million of increased sales price per gallon, as discussed above and $6.0 million of increased propane sales volumes due to increased sales of excess inventory to third party propane distributors and marketers.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $0.3 million compared to the prior year period. This slight increase resulted primarily from a $23.0 million increase in gross margin per gallon and $5.0 million from gallons gained through acquisitions completed during the last twelve months, offset by a $27.7 million decrease in propane sales volumes, each as discussed above.

Wholesale sales gross margin decreased $4.1 million compared to the prior year period. This decrease resulted primarily from $11.4 million of decreased gross margin per gallon resulting from the negative impact of higher wholesale market prices for propane, partially offset by $7.3 million related to increased sales volumes, both as discussed above.

Other gas sales gross margin decreased $42.5 million compared to the prior year period due to losses on sales of excess inventory to other third party propane distributors and marketers in a declining wholesale market pricing environment.

Operating income

Operating income decreased $26.6 million compared to the prior year period primarily due to $46.3 million of decreased “Gross margin — Propane and other gas liquid sales” as discussed above, and $4.9 million of decreased “Gross margin — Other”, partially offset by a $10.2 million litigation accrual and related legal fees classified as “general and administrative expense” incurred in the prior year period that was not repeated during the current year period, a $7.0 million and $1.9 million decrease in non-cash stock and unit based compensation charges classified as “General and administrative expense” and “Operating expense,” respectively, and an $8.2 million decrease in “Operating expense.”

“Gross margin — Other” decreased primarily due to a $3.0 million decrease in material and appliance sales and a $1.9 million decrease in miscellaneous fees billed to customers. “Operating expense” decreased primarily due to management’s focus on long-term cost reductions which resulted in a $6.2 million reduction in personnel related costs, a $4.2 million reduction in selling costs and a $4.1 million reduction in plant and office costs, partially offset by $3.7 million in increased fuel costs.

Adjusted EBITDA

Adjusted EBITDA decreased $42.5 million compared to the prior year period primarily due to a $46.3 million decrease in “Gross margin — Propane and other gas liquid sales” and a $4.9 million decrease in “Gross margin — Other” both as discussed above, partially offset by an $8.2 million decrease in “Operating expense” as discussed above.

Interest expense - consolidated

Interest expense decreased $7.3 million primarily due to $3.1 million resulting from a decrease in long-term debt borrowings, $2.4 million of decreased amortization of discounts and capitalized debt costs, both of which are the result of refinancings completed during the last 12 months and $1.9 million primarily from lower rates on our secured credit facility.

Interest expense - operating partnership

Interest expense decreased $1.6 million primarily due to $2.3 million of decreased amortization of discounts and capitalized debt costs, which is the result of refinancings completed during the last 12 months and $1.9 million primarily from lower rates on our secured credit facility, partially offset by a $2.5 million increase due to increased borrowings.

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

During the first nine months of fiscal 2012, our propane operations were negatively affected by the significantly warmer than normal temperatures in the areas in which we serve and the impact of the sustained increase in the wholesale price of propane throughout most of the winter heating season, both of which caused us to generate significantly less operating income than in the same period in the prior year. We also believe that the economic downturn that began in the second half of 2008 has caused certain of our retail propane customers to conserve and thereby purchase less propane, shop for lower prices that may be available from other suppliers or begin using alternative energy sources.

For the trailing twelve months ended April 30, 2012, our distributable cash flow is approximately 55% of the total cash distributions paid for that period. To mitigate this shortfall, we have enacted a series of efficiency initiatives and other cost cutting projects, as well as pricing initiatives designed to improve our sales margins. Until these projects are complete and weather patterns return to a more normal level, we anticipate an ongoing cash flow shortfall to our current distribution level.

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

A quarterly distribution of $0.50 is expected to be paid on June 14, 2012, to all common units that were outstanding on June 7, 2012. This represents the seventy-first consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of April 30, 2012, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants during the remainder of fiscal 2012. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statement was effective upon filing or declared effective by the SEC:

•                  an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of May 31, 2012, we had $227.3 million available under this shelf agreement.

Our shelf registration statement for the periodic sale of up to $750.0 million expired during April 2012. We are in the process of applying for a new shelf registration with a capacity similar to the expired shelf’s capacity.

Operating Activities

Net cash provided by operating activities was $61.9 million for the nine months ended April 30, 2012, compared to net cash provided by operating activities of $84.4 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $12.2 million increase in working capital requirements and a $9.9 million decrease in cash flow from operations.

The increase in working capital requirements was primarily due to $42.9 million from the timing of inventory purchases and $32.4 million from the timing of accounts payable disbursements, which were partially offset by $64.5 million due to the timing of billings and collections on accounts receivable and $3.0 million in lower interest payments.

The decrease in cash flow from operations is primarily due to a decrease in “Gross margin — Propane and other gas liquid sales” as discussed above.

The operating partnership

Net cash provided by operating activities was $70.1 million for the nine months ended April 30, 2012, compared to net cash provided by operating activities of $107.7 million for the prior year period. This decrease in cash provided by operating activities was primarily due to a $23.9 million decrease in cash flow from operations and a $13.2 million increase in working capital requirements.

The decrease in cash flow from operations is primarily due to a decrease in “Gross margin — Propane and other gas liquid sales” as discussed above.

The increase in working capital requirements was primarily due to $42.9 million from the timing of inventory purchases and $32.4 million from the timing of accounts payable disbursements, which were partially offset by $64.5 million due to the timing of billings and collections on accounts receivable.

Investing Activities

Net cash used in investing activities was $43.8 million for the nine months ended April 30, 2012, compared to net cash used in investing activities of $37.5 million for the prior year period. This increase in net cash used in investing activities is primarily due to increases of $5.2 million in capital expenditures related to acquisitions and $1.1 million in growth and maintenance capital expenditures.

Financing Activities

Net cash used in financing activities was $13.7 million for the nine months ended April 30, 2012, compared to net cash used in financing activities of $44.9 million for the prior year period. This decrease in net cash used in financing activities was primarily due to a $87.5 million net increase in long-term borrowings and a $56.1 million net increase in secured credit facility and accounts receivable securitization facility short-term borrowings, partially offset by a $107.3 million decrease in proceeds from common unit offerings.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $116.6 million during the nine months ended April 30, 2012 in connection with the distributions declared for the three months ended July 31, 2011, October 31, 2011 and January 31, 2012. The estimated quarterly distribution on all common units and the related general partner distributions for the three months ended April 30, 2012 of $39.9 million are expected to be paid on June 14, 2012 to holders of record on June 7, 2012.

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

As of April 30, 2012, we had total borrowings outstanding under this secured credit facility of $115.3 million, of which $57.0 million was classified as long-term debt.

Borrowings outstanding at April 30, 2012 under the secured credit facility had a weighted average interest rate of 4.6%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•            for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00% (as of April 30, 2012, the margin was 2.00%); or

•            for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00% (as of April 30, 2012, the margin was 3.00%).

As of April 30, 2012, the federal funds rate and Bank of America’s prime rate were 0.16% and 3.25%, respectively. As of April 30, 2012, the one-month and three-month Eurodollar Rates were 0.31% and 0.44%, respectively.

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

Letters of credit outstanding at April 30, 2012 totaled $61.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2012, we had available letter of credit remaining capacity of $138.6 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 2.00% to 3.00% (as of April 30, 2012, the rate was 3.00%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility increased $36.0 million. We received net funding of $73.0 million from this facility during the nine months ended April 30, 2012 as compared to receiving net funding of $37.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities — Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. During January 2012, we executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has $225.0 million of capacity, matures on January 19, 2017 and replaces the previous 364-day facility which was to expire on April 4, 2013. This agreement allows for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on available undivided interests in our accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. As of April 30, 2012, we had received cash proceeds of $134.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of April 30, 2012, the weighted average interest rate was 2.2%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

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

Ferrellgas issued $1.3 million of common units in connection with an acquisition during the nine months ended April 30, 2012.

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

Distributions

The operating partnership paid cash distributions of $125.7 million during the nine months ended April 30, 2012. The operating partnership expects to pay cash distributions of $48.0 million on June 14, 2012.

Contributions received by the operating partnership

During January 2012, the operating partnership received cash contributions of $50.0 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under the credit facility. During the nine months ended April 30, 2012, the operating partnership received asset contributions from Ferrellgas Partners of $1.3 million in connection with an acquisition. The general partner made cash contributions of $0.5 million and non-cash contributions of $0.1 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $170.3 million for the nine months ended April 30, 2012, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at April 30, 2012	Distributions paid during the nine months ended April 30, 2012
Ferrell Companies (1)	21,469,664	$30,815
FCI Trading Corp. (2)	195,686	294
Ferrell Propane, Inc. (3)	51,204	78
James E. Ferrell (4)	4,358,475	6,537

(1)   Ferrell Companies is the sole shareholder of our general partner.

(2)   FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)   Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)   James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the nine months ended April 30, 2012, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.4 million.

On June 14, 2012, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During January 2012, we completed a non-brokered registered direct offering to Ferrell Companies of 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at April 30, 2012, adjusted primarily for the effect of entering into leases, during the nine months ending April 30, 2012, of transportation equipment with operating lease commitments of $23.7 million.

(in thousands)	Payment or settlement due by fiscal year
	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations (1)	$5,647	$22,309	$16,898	$13,706	$11,519	$17,824	$87,903

(1)     We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.

The operating partnership

The contractual obligation table above also applies to the operating partnership, which are summarized in the table below:

(in thousands)	Payment or settlement due by fiscal year
	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations (1)	$5,647	$22,309	$16,898	$13,706	$11,519	$17,824	$87,903

(1)     We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases for the periods indicated.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the nine months ended April 30, 2012. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2012 and July 31, 2011, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $3.8 million and $7.5 million as of April 30, 2012 and July 31, 2011, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

We have both fixed-rate and variable-rate borrowings. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

At April 30, 2012 and July 31, 2011, we had $249.3 million and $190.5 million, respectively, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.5 million for the twelve months ending April 30, 2013. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

In May 2012, we entered into both a $140.0 million and a $140.0 million of interest rate swap agreement to hedge against changes in fair value of the $300.0 million of 9.125% notes due 2017 and the $500.0 million of 6.50% notes due 2021, respectively. These agreements effectively will convert $140.0 million and $140.0 million of our 9.125% and 6.50% fixed rate notes, respectively, to floating-rate debt. If the floating rate were to fluctuate by 100 basis points from April 2012 levels, our combined interest expense would change by a total of approximately $2.8 million per year.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2012, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a—15(f) or Rule 15d—15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to our Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that we failed to inform consumers of the amount of propane contained in propane tanks they purchased and that we violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received approval by the Court. We believe these claims will not have a material impact on our financial condition, results of operations and cash flows beyond the $10.0 million paid during March 2012 for these claims.

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

*	10.5

First Amendment to Receivables Purchase Agreement dated as of April 30, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent.

#	10.6

Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010.

#	10.7	Second Amended and Restated Ferrellgas Unit Option Plan, effective April 19, 2001. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed September 28, 2010.

#	10.8

Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed September 28, 2009.

#	10.9	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.

#	10.10

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

*	10.17

ISDA 2002 Master Agreement and Schedule to the 2002 ISDA Master Agreement both dated as of May 3, 2012 together with three Confirmation of Swap Transaction documents each dated as of May 8, 2012, all between SunTrust Bank and Ferrellgas, L.P.

#	10.18

Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	June 8, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 8, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

Date:	June 8, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer;
Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 8, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director