Form 10-K
period 2012-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2012-10-01
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2012, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $897,101,276. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2012, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	79,015,619	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

2012 FORM 10-K ANNUAL REPORT

			Page
PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	8
ITEM	1B.	UNRESOLVED STAFF COMMENTS	25
ITEM	2.	PROPERTIES	25
ITEM	3.	LEGAL PROCEEDINGS	26
ITEM	4.	MINE SAFETY DISCLOSURES	27

PART II

ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	27
ITEM	6.	SELECTED FINANCIAL DATA	28
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	51
ITEM	9A.	CONTROLS AND PROCEDURES	51
ITEM	9B.	OTHER INFORMATION	54

PART III

ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	54
ITEM	11.	EXECUTIVE COMPENSATION	58
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	73
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	75
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	76

PART IV

ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	77

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

“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

our “general partner” refers to Ferrellgas, Inc.;

“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

“unitholders” refers to holders of common units of Ferrellgas Partners;

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

General

We believe we are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2012, and the largest national provider of propane by portable tank exchange.

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

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2012	878
July 31, 2011	900
July 31, 2010	923

Our History

We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane distributor in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired approximately 190 propane distributors. As of July 31, 2012, we distribute product to our propane customers from 924 propane distribution locations. See Item 2. “Properties” for more information about our propane distribution locations.

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

We believe our national presence of 924 propane distribution locations in the United States as of July 31, 2012 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. Currently we operate a retail distribution network, including portable tank exchange operations, using a structure of 153 service centers and 924 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

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

A substantial majority of our gross margin from propane and other gas liquids sales is derived from the distribution and sale of propane and related risk management activities, and is derived primarily from the following customer groups:

•	residential;
•	portable tank exchange;
•	industrial/commercial;
•	agricultural;
•	wholesale; and
•	other.

Our gross margin from the retail distribution of propane is primarily based on the cents‑per‑gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross Margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities.

Approximately 57% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

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

In fiscal 2012, no one customer accounted for 10% or more of our consolidated revenues.

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

Risk Management Activities – Commodity Price Risk

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

Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2012, six suppliers accounted for approximately 56.5% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane. No other single supplier accounted for more than 10% of our total propane purchases during fiscal 2012. If supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of earnings.

A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter energy commodity forward and swap contracts that generally have terms of less than 36 months. We may also use options to hedge a portion of our forecasted purchases for up to 36 months in the future.

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

Industry

Natural gas liquids are derived from petroleum products and are sold in compressed or liquefied form. Propane, the predominant natural gas liquid, is typically extracted from natural gas or separated during crude oil refining. Although propane is gaseous at normal pressures, it is compressed into liquid form at relatively low pressures for storage and transportation. Propane is a clean‑burning energy source, recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi‑state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2012, we believe that we are the second largest marketer of propane in the United States and the largest national provider of propane by portable tank exchange.

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

These other activities comprised less than 10% of our total revenues in fiscal 2012, 2011 and 2010.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2012, our general partner had 3,470 full-time employees.

Our general partner employed its employees in the following areas:

Propane distribution locations	2,955
Risk management, transportation and wholesale	166
Centralized corporate functions	349
Total	3,470

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

In connection with all acquisitions of propane distribution businesses that involve the purchase of real property, we conduct a due diligence investigation to attempt to determine whether any substance other than propane has been sold from, stored on or otherwise come into contact with any such real property prior to its purchase. At a minimum, due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers' compliance with environmental laws and visual inspections of the real property.

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

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership are potentially able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Commitment – to Ferrellgas Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.

Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership are potentially able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Commitment – to Ferrellgas Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. is serving as a co-issuer and co-obligor.

We have agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned entity that maintains an accounts receivable securitization facility. We retain servicing responsibilities for transferred accounts receivable but have no other continuing involvement with the transferred receivables. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities - Accounts receivable securitization” and in Note F – Accounts and notes receivable, net and accounts receivable securitization – to our consolidated financial statements provided herein.

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

ITEM 1A.RISK FACTORS.

Risks Inherent in the Distribution of Propane

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters and poor weather in the grilling season.

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2012, approximately 54% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

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

Gross margin from the retail distribution of propane is primarily based on the cents‑per‑gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to correlate primarily with crude oil and natural gas prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting, and selling of propane. However, sudden and sharp propane price increases cannot be passed on to customers with contracted pricing arrangements. Therefore, these commitments expose us to product price risk and reduced profit margins if those transactions are not immediately hedged with an offsetting propane purchase commitment.

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

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has reduced the demand for propane in our industry. We cannot predict the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations. As the price of propane increases, some of our customers tend to increase their conservation efforts and thereby decrease their consumption of propane.

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

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane by portable tank exchange operations may decline. For fiscal 2012, three retailers represented approximately 43% of our portable tank exchange’s net revenues. None of our significant retail accounts associated with our portable tank exchange operations are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane by portable tank exchange operations may decline.

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

Risks Inherent to Our Business

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2012:

•	we had total indebtedness of approximately $1,229.3 million;

•	Ferrellgas Partners had partners’ deficit of approximately $27.5 million;

•	we had availability under our credit facility of approximately $175.5 million; and

•

we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $84.0 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $12.0 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2013 to 2021 that bear interest at rates ranging from 6.5% to 9.125%. As of July 31, 2012, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•	$2.5 million - 2013;
•	$2.5 million - 2014;
•	$2.4 million - 2015;
•	$2.3 million - 2016;
•	$65.1 million - 2017; and
•	$984.8 million - thereafter.

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

The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness and other financial obligations contain, and any indenture that will govern debt securities issued by Ferrellgas Partners or the operating partnership may contain, various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things:

•	incur additional indebtedness;

•	make distributions to our unitholders;

•	purchase or redeem our outstanding equity interests or subordinated debt;

•	make specified investments;

•	create or incur liens;

•	sell assets;

•	engage in specified transactions with affiliates;

•	restrict the ability of our subsidiaries to make specified payments, loans, guarantees and transfers of assets or interests in assets;

•	engage in sale-leaseback transactions;

•	effect a merger or consolidation with or into other companies or a sale of all or substantially all of our properties or assets; and

•	engage in other lines of business.

•	These restrictions could limit the ability of Ferrellgas Partners, the operating partnership and our other subsidiaries:

•	to obtain future financings;

•	to make needed capital expenditures;

•	to withstand a future downturn in our business or the economy in general; or

•	to conduct operations or otherwise take advantage of business opportunities that may arise.

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

While we generally attempt to minimize our inventory risk by purchasing product on a short-term basis, we may purchase and store propane or other natural gas liquids depending on inventory and price outlooks. We may purchase large volumes of propane at the then current market price during periods of low demand and low prices, which generally occurs during the summer months. The market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. A portion of our inventory is purchased under supply contracts that typically have a one-year term and at a price that fluctuates based on the prevailing market prices. Our contracts with our independent portable tank exchange distributors provide for a portion of our payment to the distributor to be based upon a price that fluctuates based on the prevailing propane market prices. To limit our overall price risk, we may purchase and store physical product and enter into fixed price over-the-counter energy commodity forward contracts, swaps and options that have terms of up to 36 months. This strategy may not be effective in limiting our price risk if, for example, weather conditions significantly reduce customer demand, or market or weather conditions prevent the delivery of physical product during periods of peak demand, resulting in excess physical product after the end of the winter heating season and the expiration of related forward or option contracts.

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

The Board of Directors of our general partner has adopted a commodity risk management policy which places specified restrictions on all of our commodity risk management activities such as limits on the types of commodities, loss limits, time limits on contracts and limitations on our ability to enter into derivative contracts. The policy also requires the establishment of a risk management committee that includes senior executives. This committee is responsible for monitoring commodity risk management activities, establishing and maintaining timely reporting and establishing and monitoring specific limits on the various commodity risk management activities. These limits may be waived on a case-by-case basis by a majority vote of the risk management committee and/or Board of Directors, depending on the specific limit being waived. From time to time, for valid business reasons based on the facts and circumstances, authorization has been granted to allow specific commodity risk management positions to exceed established limits. If we sustain material losses from our risk management activities due to our failure to anticipate future events, a failure of the policy, incorrect waivers or otherwise, our ability to make distributions to our unitholders or pay interest or principal of any debt securities may be negatively impacted as a result of such loss.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 56.5% of our propane from six suppliers during fiscal 2012. In addition, during extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2012, the operating partnership had approximately $1,047.3 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right, or the exercise of the right by the limited partners as a group, to:

•	remove or replace our general partner;
•	make specified amendments to our partnership agreements; or
•	take other action pursuant to our partnership agreements that constitutes participation in the “control” of our business,
•	then the limited partners could be held liable in some circumstances for our obligations to the same extent as a general partner.

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

We estimate that a person who acquires common units in the 2012 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2012 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

We own or lease the following transportation equipment that is utilized primarily in propane distribution operations:

	Owned	Leased	Total
Truck tractors	123	43	166
Propane transport trailers	285	15	300
Portable tank delivery trucks	303	245	548
Portable tank exchange delivery trailers	167	91	258
Bulk propane delivery trucks	1,098	598	1,696
Pickup and service trucks	953	316	1,269
Railroad tank cars	-	97	97

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our retail propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units. During fiscal 2012, we integrated our portable tank exchange operations with our retail propane distribution locations. Our integrated retail propane distribution locations are comprised of 153 service centers and 924 service units. The service unit locations utilize hand-held computers and satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distribute propane for our portable tank exchange operations from 16 independently-owned distributors.

We own approximately 44.4 million gallons of propane storage capacity at our propane distribution locations. We own our land and buildings in the local markets of approximately 60% of our operating locations and lease the remaining facilities on terms customary in the industry.

We own approximately 1.0 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.6 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

We lease approximately 54.6 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We lease 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area. We also lease 64,219 square feet of office and warehouse space in Winston-Salem, North Carolina in connection with our portable tank exchange operations.

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

ITEM 3.LEGAL PROCEEDINGS.

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

We have received notice that the Offices of the District Attorneys of several counties in California and the Federal Trade Commission are investigating cylinder labeling and filling practices and any anti-trust issues relating to the amount of propane contained in propane tanks. They issued administrative subpoenas seeking documents and information relating to those practices and we have responded. We believe that our cylinders were correctly filled and labeled and will defend any claims that may result from this investigation. We do not believe any loss is probable or reasonably estimable at this time related to these investigations.

We have also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that we violate consumer protection laws in the manner we set prices and fees for our customers. Based on our business practices, we believe that the claims are without merit and intend to defend the claims vigorously. The court has stayed discovery on this matter pending our motion to compel arbitration, and the case has not been certified for class treatment. The court has permitted limited discovery into an individual claim and the case has not been certified for class treatment. We do not believe loss is probable or reasonably estimable at this time related to this class action lawsuit.

ITEM 4.MINE SAFETY DISCLOSURES.

            Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2012, we had 731 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit
2011
First Quarter	$26.64	$24.21	$0.50
Second Quarter	28.51	25.56	0.50
Third Quarter	28.95	25.20	0.50
Fourth Quarter	26.34	20.15	0.50

2012
First Quarter	$22.59	$17.94	$0.50
Second Quarter	22.98	16.85	0.50
Third Quarter	18.92	13.44	0.50
Fourth Quarter	20.23	15.45	0.50

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2012, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2012 or fiscal 2011. The operating partnership distributes cash to its partners four times per fiscal year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” for a discussion of its distributions during fiscal 2012. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.    SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2012	2011	2010	2009	2008
Income Statement Data:
Total revenues	$2,339,092	$2,423,215	$2,099,060	$2,069,522	$2,290,689
Interest expense	93,254	101,885	101,284	89,519	86,712
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(10,952)	(43,648)	32,709	52,572	24,689
Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.14)	$(0.60)	$0.47	$0.79	$0.39
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00

Balance Sheet Data:
Working capital (1)	$(50,875)	$28,712	$57,473	$34,556	$46,075
Total assets	1,397,279	1,460,586	1,442,351	1,404,977	1,529,231
Long-term debt	1,059,085	1,050,920	1,111,088	1,010,073	1,034,719
Partners' capital (deficit)	(27,526)	88,317	85,902	151,345	166,344

Operating Data:
Propane sales volumes (in thousands of gallons)	878,130	899,683	922,524	874,826	838,847

Capital expenditures:
Maintenance	$15,864	$15,330	$19,908	$21,082	$21,139
Growth	32,865	34,699	24,861	32,046	23,407
Acquisition	14,034	12,587	49,500	9,944	191
Total	$62,763	$62,616	$94,269	$63,072	$44,737

Supplemental data:
Adjusted EBITDA	$193,086	$227,645	$266,492	$251,090	$221,941

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(10,952)	$(43,648)	$32,709	$52,572	$24,689
Income tax expense	1,128	1,241	1,916	2,292	82
Interest expense	93,254	101,885	101,284	89,519	86,712
Depreciation and amortization expense	83,841	82,486	82,491	82,494	85,521
EBITDA	167,271	141,964	218,400	226,877	197,004
Loss on extinguishment of debt	-	46,962	20,716	-	-
Non-cash employee stock ownership plan compensation charge	9,440	10,157	9,322	6,755	12,413
Non-cash stock and unit-based compensation charge	8,843	13,488	7,831	2,312	1,816
Loss on disposal of assets and other	6,035	3,633	8,485	13,042	11,250
Other income (expense), net	(506)	(567)	1,108	1,321	(1,039)
Nonrecurring severance charges	1,055	-	-	-	-
Nonrecurring litigation accrual and related legal fees	892	12,120	-	-	-
Net earnings (loss) attributable to noncontrolling interest	56	(112)	630	783	497
Adjusted EBITDA	$193,086	$227,645	$266,492	$251,090	$221,941

(1) Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Total revenues	$2,339,092	$2,423,215	$2,099,060	$2,069,522	$2,290,689
Interest expense	77,127	80,074	76,786	65,785	63,001
Net earnings (loss)	5,589	(11,062)	62,361	77,501	49,232

Balance Sheet Data:
Working capital (1)	$(48,843)	$30,738	$60,770	$36,967	$48,397
Total assets	1,393,662	1,456,816	1,436,177	1,403,049	1,526,621
Long-term debt	877,085	868,920	831,088	740,982	765,248
Partners' capital	153,140	268,686	363,047	421,610	436,269

Operating Data:
Propane sales volumes (in thousands of gallons)	878,130	899,683	922,524	874,826	838,847

Capital expenditures:
Maintenance	$15,864	$15,330	$19,908	$21,082	$21,139
Growth	32,865	34,699	24,861	32,046	23,407
Acquisition	14,034	12,587	49,500	9,944	191
Total	$62,763	$62,616	$94,269	$63,072	$44,737

Supplemental data:
Adjusted EBITDA	$193,436	$228,003	$266,916	$251,418	$222,200

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :
Net earnings (loss)	$5,589	$(11,062)	$62,361	$77,501	$49,232
Income tax expense	1,120	1,225	1,890	2,208	6
Interest expense	77,127	80,074	76,786	65,785	63,001
Depreciation and amortization expense	83,841	82,486	82,491	82,494	85,521
EBITDA	167,677	152,723	223,528	227,988	197,760
Loss on extinguishment of debt	-	36,449	17,308	-	-
Non-cash employee stock ownership plan compensation charge	9,440	10,157	9,322	6,755	12,413
Non-cash stock and unit-based compensation charge	8,843	13,488	7,831	2,312	1,816
Loss on disposal of assets and other	6,035	3,633	8,485	13,042	11,250
Other income (expense), net	(506)	(567)	442	1,321	(1,039)
Nonrecurring severance charges	1,055	-	-	-	-
Nonrecurring litigation accrual and related legal fees	892	12,120	-	-	-
Adjusted EBITDA	$193,436	$228,003	$266,916	$251,418	$222,200

(1) Working capital is the sum of current assets less current liabilities.

Our capital expenditures fall generally into three categories:

•	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;
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

During fiscal 2012 and 2011, a class action lawsuit resulted in a nonrecurring litigation accrual and related legal fees.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•

because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective consolidated financial statements and Note H – Debt in the respective notes to their consolidated financial statements; and

•	Ferrellgas Partners issued common units during both fiscal 2011 and 2012.

Overview

We believe we are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2012, and the largest national provider of propane by portable tank exchange.

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

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend, we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability. For the twelve months ended July 31, 2012, weather in the more highly concentrated geographic areas we serve was 18% warmer than that of the prior year period.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sale price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities. Propane prices continued to be volatile in fiscal 2012 as the average wholesale market price at one of the major supply points, Mt. Belvieu, Texas during the six months ended January 31, 2012 averaged 19% more than the prior period; however, the same average wholesale market price during the six months ended July 31, 2012, averaged 29% less than the prior year period. We believe the effect of this significant increase in the average wholesale market price of propane in the first half of fiscal 2012 caused a decrease in sales volumes and a decrease in gross margin per gallon during the first half of fiscal 2012. In this period of increasing prices, we believe customers conserved and purchased less propane and it was more difficult to maintain gross margins as our ability to increase sales price per gallon did not keep up with the corresponding increase in product prices. Conversely, we believe the effect of this significant decrease in the average wholesale market price of propane during the second half of fiscal 2012 caused an increase in gross margin per gallon. In this period of sharply declining prices, we earned relatively greater gross margin per gallon as our ability to moderate the decline in sales price per gallon did not keep up with the corresponding decline in product prices.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2013 sales commitments and, as of July 31, 2012, have experienced net mark to market losses of approximately $11.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2012, we estimate 88% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

We also enter into interest rate derivative contracts, including swaps, to manage our exposure to interest rate risk associated with our fixed rate senior notes and our floating rate borrowings from both the secured credit facility and the accounts receivable securitization facility. Fluctuations in interest rates subject us to interest rate risk. Decreases in interest rates increase the fair value of our fixed rate debt, while increases in interest rates subject us to the risk of increased interest expense related to our variable rate borrowings.

Our business strategy is to:

•	expand our operations through disciplined acquisitions and internal growth;
•	capitalize on our national presence and economies of scale;
•	maximize operating efficiencies through utilization of our technology platform; and
•	align employee interests with our investors through significant employee ownership.

“Net earnings (loss) attributable to Ferrellgas Partners, L.P.” in fiscal 2012 was a net loss of $11.0 million as compared to a net loss of $43.6 million in fiscal 2011. This improvement in net earnings of $32.6 million was primarily due to a $47.0 million loss on extinguishment of debt that was not repeated in the current year period and a $11.2 million reduction in litigation accrual and related legal fees . In addition to the elimination of these one-time charges in the prior year period, net earnings (loss) attributable to Ferrellgas Partners, L.P. were negatively impacted by a $43.9 million decrease in “Gross margin – propane and other gas liquids” and a $3.7 million decrease in “Gross margin – other” which were partially offset by a $9.3 million decrease in operating expenses, a $7.5 million decrease in “General and administrative expenses” (exclusive of the litigation accrual and related legal fees discussed above) and a $8.6 million decrease in interest expense.

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

•

our expectations that “Net earnings” will be greater in fiscal 2013 compared to fiscal 2012 primarily due to our anticipation that a return to more historically normal winter weather, as defined by NOAA, should result in greater propane gallon sales and thus increased “gross margin – propane and other gas liquids.”

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

Results of Operations

Fiscal Year Ended July 31, 2012 compared to July 31, 2011

(amounts in thousands)			Favorable
			(unfavorable)
Fiscal year ended July 31,	2012	2011	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	619,318	655,408	(36,090)	-6%
Wholesale – Sales to Resellers	258,812	244,275	14,537	6%
	878,130	899,683	(21,553)	-2%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,287,485	$1,330,746	$(43,261)	-3%
Wholesale – Sales to Resellers	557,950	544,817	13,133	2%
Other Gas Sales	315,510	336,694	(21,184)	-6%
	$2,160,945	$2,212,257	$(51,312)	-2%

Gross margin -
Propane and other gas liquids sales: (a)
Retail – Sales to End Users	$430,067	$409,203	$20,864	5%
Wholesale – Sales to Resellers	158,463	171,903	(13,440)	-8%
Other Gas Sales	(29,471)	21,807	(51,278)	-235%
	$559,059	$602,913	$(43,854)	-7%

Gross margin - Other	$82,824	$86,488	$(3,664)	-4%
Operating income	82,980	105,761	(22,781)	-22%
Adjusted EBITDA (b)	193,086	227,645	(34,559)	-15%
Interest expense	93,254	101,885	8,631	8%
Interest expense - operating partnership	77,127	80,074	2,947	4%
Loss on extinguishment of debt	-	46,962	46,962	100%

(a)     Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

(b)     Adjusted EBITDA is calculated as earnings (loss) before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, non-recurring severance charges, nonrecurring litigation accrual and related legal fees and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2012 and 2011, respectively:

(amounts in thousands)	2012	2011
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(10,952)	$(43,648)
Income tax expense	1,128	1,241
Interest expense	93,254	101,885
Depreciation and amortization expense	83,841	82,486
EBITDA	$167,271	$141,964
Loss on extinguishment of debt	-	46,962
Non-cash employee stock ownership plan compensation charge	9,440	10,157
Non-cash stock and unit-based compensation charge	8,843	13,488
Loss on disposal of assets and other	6,035	3,633
Other income (expense), net	(506)	(567)
Nonrecurring severance charges	1,055	-
Nonrecurring litigation accrual and related legal fees	892	12,120
Net earnings (loss) attributable to noncontrolling interest	56	(112)
Adjusted EBITDA	$193,086	$227,645

Propane sales volumes during fiscal 2012 decreased 21.6 million gallons from that of the prior year period due to 41.8 million of decreased gallon sales to our retail customers, partially offset by 14.5 million of increased gallon sales to our wholesale customers and 5.7 million of acquisition related gallons. We believe wholesale customer sales volume increased due to our emphasis on expanding this portion of our business.

Weather in the more highly concentrated geographic areas we serve was approximately 18% warmer than that of the prior year period, which we believe was the primary factor in the decline of propane sales volumes. We also believe our decrease in sales volume was due to customer conservation resulting from the continuing overall poor economic environment.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during fiscal 2012 averaged 7%  less than the prior year period. The wholesale market price averaged $1.25 and $1.35 per gallon during fiscal 2012 and 2011, respectively.

Propane prices continued to be volatile in fiscal 2012 as the average wholesale market price at Mt. Belvieu, Texas during the six months ended January 31, 2012 averaged 19% more than the prior period; however, the same average wholesale market price during the six months ended July 31, 2012, averaged 29% less than the prior year period. We believe the effect of this significant increase in the average wholesale market price of propane in the first half of fiscal 2012 caused a decrease in sales volumes and a decrease in gross margin per gallon during the first half of fiscal 2012. In this period of increasing prices, we believe customers conserved and purchased less propane and it was more difficult to maintain gross margins as our ability to increase sales price per gallon did not keep up with the corresponding increase in product prices. Conversely, we believe the effect of this significant decrease in the average wholesale market price of propane during the second half of fiscal 2012 caused an increase in gross margin per gallon. In this period of sharply declining prices, we earned relatively greater gross margin per gallon as our ability to moderate the decline in sales price per gallon did not keep up with the corresponding decline in product prices.

Revenues - Propane and other gas liquids sales

Retail sales decreased $43.3 million compared to the prior year period. This decrease resulted primarily from a $87.9 million decrease in retail propane sales volumes, as discussed above, partially offset by a $30.0 million increase in sales price per gallon and $14.6 million from gallons gained through acquisitions completed during the last twelve months, both as discussed above.

Wholesale sales increased $13.1 million compared to the prior year period. This increase resulted from $27.5 million of increased sales volumes, partially offset by  $14.4 million of decreased sales price per gallon, both as discussed above.

Other gas sales decreased $21.2 million compared to the prior year period primarily due to a  $31.4 million decrease in sales volume of excess inventory to third party propane distributors and marketers, partially offset by $10.2 million of increased sales price per gallon, resulting from sales of excess inventory during the first half of fiscal 2012, as discussed above.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $20.9 million compared to the prior year period. This increase resulted primarily from a $43.4 million increase in gross margin per gallon and $6.0 million from gallons gained through acquisitions completed during the last twelve months, partially offset by a $28.5 million decrease in propane sales volumes, each as discussed above.

Wholesale sales gross margin decreased $13.4 million compared to the prior year period. This decrease resulted primarily from $19.7 million of decreased gross margin per gallon, partially offset by $6.3 million related to increased sales volumes, both as discussed above.

Other gas sales gross margin decreased $51.3 million compared to the prior year period due to losses on sales of excess inventory to other third party propane distributors and marketers in a declining wholesale market price of propane environment as discussed above.

Operating income

Operating income decreased $22.8 million compared to the prior year period primarily due to $43.9 million of decreased “Gross margin – Propane and other gas liquid sales,” as discussed above, and $3.7 million of decreased “Gross margin – Other,” partially offset by a $18.7 million decrease in “General and administrative expense” and a $9.3 million decrease in “Operating expense.”

“Gross margin – Other” decreased primarily due to a $3.0 million decrease in material and appliance sales. “General and administrative expense” decreased primarily due to a $11.2 million reduction in litigation accrual and related legal fees, a $3.6 million decrease in noncash stock compensation charges, a $2.7 million reduction in personnel related costs and a $1.6 million reduction in performance-based incentive expenses. “Operating expense” decreased primarily due to management’s focus on long-term cost reductions which resulted in a $6.4 million reduction in personnel related costs, a $4.5 million reduction in plant and office costs and a $3.5 million reduction in vehicle costs, partially offset by $6.9 million in increased fuel costs.

Adjusted EBITDA

Adjusted EBITDA decreased $34.6 million compared to the prior year period primarily due to a $43.9 million decrease in “Gross margin - Propane and other gas liquids sales” and a $3.7 million decrease in “Gross margin – Other,” both as discussed above, partially offset by a $8.9 million decrease in “Operating expense” and a $4.2 million decrease in “General and administrative expense.”

“Operating expense” decreased primarily due to management’s focus on long-term cost reductions which resulted in a $6.4 million reduction in personnel related costs, a $4.5 million reduction in plant and office costs and a $3.5 million reduction in vehicle costs, partially offset by $6.9 million in increased fuel costs. “General and administrative expense” decreased primarily due to a $2.7 million reduction in personnel related costs and a $1.6 million reduction in performance-based incentive expenses.

Interest expense - consolidated

Interest expense decreased $8.6 million primarily due to $2.8 million of decreased amortization of discounts and capitalized debt costs and $2.7 million resulting from a decrease in long-term debt borrowings, both of which are the result of refinancings completed during the prior fiscal year, and $2.3 million primarily from lower rates on our secured credit facility and $0.8 million from the effect of interest rate swaps entered into during the current year period.

Interest expense - operating partnership

Interest expense decreased $2.9 million primarily due to $2.7 million of decreased amortization of discounts and capitalized debt costs, which is the result of refinancings completed during the prior fiscal year and $2.3 million primarily from lower rates on our secured credit facility and $0.8 million from the effect of interest rate swaps entered into during the current year period, partially offset by a $2.9 million increase due to increased borrowings.

Loss on extinguishment of debt

During fiscal 2011, we prepaid both the outstanding principal amount on our $450.0 million 6.75% fixed rate senior notes due May 1, 2014 and $98.0 million of our $280.0 million 8.625% fixed rate senior notes due June 15, 2020, incurring a “Loss on extinguishment of debt” of $47.0 million.

Forward-looking statements

We expect “Net earnings” to increase in fiscal 2013 compared to fiscal 2012 primarily due to our anticipation that a return to more historically normal winter weather, as defined by NOAA, should result in greater propane gallon sales and thus increased “gross margin – propane and other gas liquids.”

Fiscal Year Ended July 31, 2011 compared to July 31, 2010

			Favorable
(amounts in thousands)			(unfavorable)
Fiscal year ended July 31,	2011	2010	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	655,408	680,963	(25,555)	-4%
Wholesale – Sales to Resellers	244,275	241,561	2,714	1%
	899,683	922,524	(22,841)	-2%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,330,746	$1,246,167	$84,579	7%
Wholesale – Sales to Resellers	544,817	495,845	48,972	10%
Other Gas Sales	336,694	158,306	178,388	113%
	$2,212,257	$1,900,318	$311,939	16%

Gross margin -
Propane and other gas liquids sales: (a)
Retail – Sales to End Users	$409,203	$450,139	$(40,936)	-9%
Wholesale – Sales to Resellers	171,903	182,744	(10,841)	-6%
Other Gas Sales	21,807	9,901	11,906	120%
	$602,913	$642,784	$(39,871)	-6%

Gross margin - Other	$86,488	$90,104	$(3,616)	-4%
Operating income	105,761	158,363	(52,602)	-33%
Adjusted EBITDA (b)	227,645	266,492	(38,847)	-15%
Interest expense	101,885	101,284	(601)	-1%
Interest expense - operating partnership	80,074	76,786	(3,288)	-4%
Loss on extinguishment of debt	46,962	20,716	(26,246)	-127%

(a) Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

(b) Adjusted EBITDA is calculated as net earnings (loss) before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, non-recurring litigation accrual and related legal fees and  net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2011 and 2010, respectively:

(amounts in thousands)	2011	2010
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(43,648)	$32,709
Income tax expense	1,241	1,916
Interest expense	101,885	101,284
Depreciation and amortization expense	82,486	82,491
EBITDA	$141,964	$218,400
Loss on extinguishment of debt	46,962	20,716
Non-cash employee stock ownership plan compensation charge	10,157	9,322
Non-cash stock and unit-based compensation charge	13,488	7,831
Loss on disposal of assets and other	3,633	8,485
Other income (expense), net	(567)	1,108
Nonrecurring litigation accrual and related legal fees	12,120	-
Net earnings (loss) attributable to noncontrolling interest	(112)	630
Adjusted EBITDA	$227,645	$266,492

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

Operating income

Operating income decreased $52.6 million compared to the prior year period primarily due to a $39.9 million decrease in Gross margin - Propane and other gas liquids sales, as discussed above, a $10.1 million increase in “General and administrative expenses” and $3.6 million of decreased “Gross margin – Other.”

“General and administrative expenses” increased primarily due to a litigation accrual and related legal fees of $12.1 million and a $4.1 million increase in non-cash stock and unit based compensation, partially offset by $6.1 million of reduced performance-based incentive expense. “Gross margin – Other”  decreased primarily due to a decrease in miscellaneous fees billed to customers. An “Operating expense” decrease of $11.9 million for personnel related costs was offset by a $5.9 million increase in property repairs and maintenance costs and a $5.3 million increase in vehicle fuel costs.

Adjusted EBITDA

Adjusted EBITDA decreased $38.8million compared to the prior year period primarily due to$39.9 million decrease in Gross margin - Propane and other gas liquids sales and $3.6 million of decreased Gross margin - Other primarily due to a decrease in miscellaneous fees billed to customers.  These decreases were partially offset by $6.1 million of decreased “General and administrative expense,” primarily due to reduced performance-based incentive expenses.  An “Operating expense” decrease of $11.9 million for personnel related costs was offset by a $5.9 million increase in property repairs and maintenance costs and a $5.3 million increase in vehicle fuel costs.

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

During fiscal 2012, our propane operations were negatively affected by the significantly warmer than normal temperatures in the areas in which we serve and the impact of the sustained increase in the wholesale price of propane during the first half of fiscal 2012, both of which caused us to generate significantly less operating income than in fiscal 2011. We also believe that the continuing economic downturn has caused certain of our retail propane customers to conserve and thereby purchase less propane, shop for lower prices that may be available from other suppliers or begin using alternative energy sources.

For fiscal 2012, our distributable cash flow is approximately 60% of the total cash distributions paid for that period. To mitigate this shortfall, we have enacted a series of efficiency initiatives and other cost cutting projects, as well as pricing initiatives designed to improve our sales margins. Until these projects are complete and weather patterns return to a more normal level, we anticipate an ongoing cash flow shortfall to our current distribution level.

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

A quarterly distribution of $0.50 was paid on September 14, 2012, to all common units that were outstanding on September 7, 2012. This represents the seventy-second consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of July 31, 2012, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2013. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the secured credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Financing Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•

a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of August 31, 2012, these two registrants colletively had $750.0 million available under this shelf registration statement; and

•

an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of August 31, 2012, Ferrellgas Partners had $227.3 million available under this shelf agreement.

Operating Activities

Fiscal 2012 v 2011

Net cash provided by operating activities was $124.4 million for fiscal 2012, compared to net cash provided by operating activities of $117.6 million for fiscal 2011. This increase in cash provided by operating activities was primarily due to a $7.2 million decrease in working capital requirements and a $0.5 million increase in cash flow from operations.

The decrease in working capital requirements was primarily due to a  $59.2 million decrease in accounts receivable resulting from the significant decrease in the wholesale costs of propane during the second half of fiscal 2012 as well as the timing of billings and collections on accounts receivable and $12.6 million from the timing of customers’ uses of their deposits and advances. These increases were partially offset by $37.8 million from the timing of accounts payable purchases and disbursements and  $22.2 million from the timing of inventory purchases.

The increase in cash flow from operations is primarily due to a $19.5 million decrease in make-whole payments and an $11.2 million decrease in “Litigation accrual and related legal fees” both paid in fiscal 2011 and not repeated in fiscal 2012, a $8.3 million decrease in “Operating expense” and an $8.6 million reduction in “Interest expense” which were offset primarily by a $43.9 million decrease in “Gross margin – Propane and other gas liquids sales.”

Fiscal 2011 v 2010

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

The decrease in cash flow from operations is primarily due to a $39.9 million decrease in gross margin from propane and other gas liquids sales and a $3.6 million decrease in “Gross margin – Other,” both as discussed above.

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

The operating partnership

Fiscal 2012 v 2011

Net cash provided by operating activities was $140.5 million for fiscal 2012, compared to net cash provided by operating activities of $148.8 million for fiscal 2011. This decrease in cash provided by operating activities was primarily due to a $13.4 million decrease in cash flow from operations, partially offset by a $6.0 million decrease in working capital requirements.

The decrease in cash flow from operations is primarily due to a $43.9 million decrease in “Gross margin - Propane and other gas liquids sales,” partially offset by an $11.2 million decrease in “Litigation accrual and related legal fees” a $11.0 million decrease in make-whole payments both paid in fiscal 2011 and not repeated in fiscal 2012 and a $8.3 million decrease in “Operating expense.”

The decrease in working capital requirements was primarily due to a  $59.2 million decrease in accounts receivable resulting from the significant decrease in the wholesale costs of propane during the second half of fiscal 2012 as well as the timing of billings and collections on accounts receivable and $12.6 million from the timing of customers’ uses of their deposits and advances. These increases were partially offset by $37.8 million from the timing of accounts payable purchases and disbursements and $22.2 million from the timing of inventory purchases.

Fiscal 2011 v 2010

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

The decrease in cash flow from operations is primarily due to a $39.9 million decrease in gross margin from propane and other gas liquids sales, a $6.3 million increase in “Loss on extinguishment of debt” and a $3.6 million decrease in “Gross margin – Other,” each as discussed above.

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

Investing Activities

Fiscal 2012 v 2011

Net cash used in investing activities was $53.9 million for fiscal 2012, compared to net cash used in investing activities of $51.1 million for fiscal 2011. This slight increase in net cash used in investing activities is primarily due to increases of $3.1 million in capital expenditures related to acquisitions.

Fiscal 2011 v 2010

Net cash used in investing activities was $51.1 million for fiscal 2011, compared to net cash used in investing activities of $81.3 million for fiscal 2010. This decrease in net cash used in investing activities is primarily due to a $33.6 million decrease in capital expenditures related to acquisitions.

Financing Activities

Fiscal 2012 v 2011

Net cash used in financing activities was $69.4 million for fiscal 2012, compared to net cash used in financing activities of $70.5 million for fiscal 2011. This slight decrease in net cash used in financing activities was primarily due to a $32.1 million net increase in secured credit facility and accounts receivable securitization facility short-term borrowings, partially offset by a net $25.0 million decrease in proceeds from both common unit issuances and long-term debt borrowings that were used to refinance long-term debt during fiscal 2011 that was not repeated in fiscal 2012 and a $11.5 million increase in common unit distributions related to equity issuances during the prior twelve month period.

Fiscal 2011 v 2010

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

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $156.5 million during fiscal 2012 in connection with the distributions declared for the three months ended July 31, 2011, October 31, 2011, January 31, 2012 and April 30, 2012. The quarterly distribution on all common units and the related general partner distributions for the three months ended July 31, 2012 of $39.9 million was paid on September 14, 2012 to holders of record on September 7, 2012.

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $145.0 million during fiscal 2011 in connection with the distributions declared for the three months ended July 31, 2010, October 31, 2010, January 31, 2011 and April 30, 2011.

Secured credit facility

During September 2011, we executed an amendment to our secured credit facility extending the maturity date to September 2016 and changed the applicable margins for base rate and Eurodollar loans. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the amended secured credit facility bear interest at rates ranging from 1.25% to 1.50% lower than the previous secured credit facility.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2012, we had total borrowings outstanding under this secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt. Additionally, Ferrellgas had $175.5 million of available borrowing capacity under this facility as of July 31, 2012.

Borrowings outstanding at July 31, 2012 under the secured credit facility had a weighted average interest rate of 4.2%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•

for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00%.

As of July 31, 2012, the federal funds rate and Bank of America’s prime rate were 0.13% and 3.25%, respectively. As of July 31, 2012, the one-month and three-month Eurodollar Rates were 0.31% and 0.43%, respectively.

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

Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. At July 31, 2012, we had available letter of credit remaining capacity of $135.5 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 2.00% to 3.00% (as of July 31, 2012, the rate was 3.00%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Ferrellgas Receivables is accounted for as a consolidated subsidiary. Expenses associated with accounts receivable securitization transactions are recorded in “Interest expense” in the consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility decreased $1.0 million. We received net funding of $13.0 million from this facility during fiscal 2012 as compared to receiving net funding of $14.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. During January 2012, we executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has $225.0 million of capacity, matures on January 19, 2017 and replaces the previous 364-day facility which was to expire on April 4, 2013. This agreement allows for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on available undivided interests in our accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. As of July 31, 2012, we had received cash proceeds of $74.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of July 31, 2012, the weighted average interest rate was 2.6%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

During fiscal 2012, we completed a non-brokered registered direct offering to Ferrell Companies of 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

During fiscal 2012, we entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.5 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

During fiscal 2011, we completed a registered public offering of 5.1 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.4 million common units and an over-allotment offering of 0.7 million common units. Net proceeds of approximately $127.3 million were used to redeem $98.0 million of our $280.0 million 8.625% fixed rate senior notes due 2020, to pay the related $8.4 million make-whole payment, to pay $2.4 million of accrued interest and to reduce outstanding indebtedness under our secured credit facility

During fiscal 2011, we entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.2 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under our secured credit facility.

Ferrellgas issued $1.3 million and $2.9 million of common units in connection with acquisitions during fiscal 2012 and 2011, respectively.

Ferrellgas issued $0.9 million and $0.6 million of common units pursuant to its unit option plan during fiscal 2012 and 2011, respectively.

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

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements in fiscal 2013. See “Accounts Receivable Securitization” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to the redemption of $98.0 million of our $280.0 million 8.625% fixed rate senior notes in fiscal 2011, cash flows related to common unit issuances and cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $174.0 million and $275.6 million during fiscal 2012 and 2011, respectively. The operating partnership paid cash distributions of $40.3 million on September 14, 2012.

Contributions received by the operating partnership

During fiscal 2012, the operating partnership received cash contributions of $50.7 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under the credit facility. During fiscal 2012, the operating partnership received asset contributions from Ferrellgas Partners of $1.3 million in connection with acquisitions. The general partner made cash contributions of $0.5 million and non-cash contributions of $0.2 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

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

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $224.8 million for fiscal 2012, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions paid during the year ended
	July 31, 2012	July 31, 2012 (in thousands)
Ferrell Companies (1)	21,469,664	$41,550
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,358,475	$8,717

(1)	Ferrell Companies is the sole shareholder of our general partner.
(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.
(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.
(4)	James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During fiscal 2012, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.3 million.

On September 14, 2012, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During fiscal 2012, we completed a non-brokered registered direct offering to Ferrell Companies of 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2012:

	Payment or settlement due by fiscal year
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt, including current portion (1)	$2,521	$2,456	$2,385	$2,319	$65,071	$984,833	$1,059,585
Fixed rate interest obligations (2)	75,573	75,573	75,573	75,573	75,573	190,780	568,645
Operating lease obligations (3)	23,236	17,423	14,003	11,572	8,869	8,925	84,028
Operating lease buyouts (4)	1,428	1,876	795	1,017	1,221	5,631	11,968
Purchase obligations: (5)
Product purchase commitments: (6)
Estimated payment obligations	726,023	86,653	1,774	-	-	-	814,450
Employment agreements (7)	-	-	-	-	-	1,088	1,088
Total	$828,781	$183,981	$94,530	$90,481	$150,734	$1,191,257	$2,539,764
Underlying product purchase volume commitments (in gallons)	840,413	98,410	2,100	-	-	-	940,923

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

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2012, variable rate interest on our outstanding balance of long-term variable rate debt of $64.3 million would be $2.7 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

(6)

We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2012 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

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

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt, including current portion (1)	$2,521	$2,456	$2,385	$2,319	$65,071	$802,833	$877,585
Fixed rate interest obligations (2)	59,875	59,875	59,875	59,875	59,875	143,688	443,063
Total	$62,396	$62,331	$62,260	$62,194	$124,946	$946,521	$1,320,648

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

(2)

Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2012, variable rate interest on our outstanding balance of long-term variable rate debt of $64.3 million would be $2.7 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $3.7 million as of July 31, 2012. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of a recently issued accounting pronouncement that we have not yet adopted as of July 31, 2012. See Note B – Summary of significant accounting policies – to our consolidated financial statements for additional discussion of these pronouncements.

Title of Guidance	Effective Date
Accounting Standard Update No. 2011-12 “Comprehensive Income”	Fiscal years, and interim periods within those years, beginning after December 15, 2011
Accounting Standard Update No. 2011-08 “Goodwill Impairment Testing”	Annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011

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

We discuss our significant accounting policies in Note B – Summary of significant accounting policies – to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to depreciable lives in fiscal 2012, 2011 or 2010.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2012, 2011 or 2010.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2012, 2011 and 2010, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

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

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2012, 2011 and 2010, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

As of July 31, 2012 and 2011, the carrying value of our intangible asset portfolio was $189.1 million and $204.1 million, respectively. We did not recognize any impairment losses related to our intangible assets during fiscal 2012, 2011 or 2010. For additional information regarding our intangible assets, see Note B - Summary of significant accounting policies - and Note G - Goodwill and intangible assets, net - to our consolidated financial statements.

Accounting for Risk Management Activities and Derivative Financial Instruments

We enter into commodity forward, futures, swaps and options contracts involving propane and related products to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of product sold in the consolidated statements of earnings or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of earnings. For further discussion of derivative commodity contracts, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” Note B – Summary of significant accounting policies, Note J – Fair value measurements and Note K – Derivative instruments and hedging activities – to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2012. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2012 and 2011, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $8.8 million and $7.5 million as of July 31, 2012 and 2011, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest Rate Risk

At July 31, 2012, we had $234.0 million, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.3 million for fiscal 2013. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We have the following interest rate swaps outstanding as of July 31, 2012, all of which are designated as hedges for accounting purposes:

Term	Notional Amount (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Oct-17	$140,000	Pay a floating rate and receive a fixed rate of 9.125%
August 2018 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of 3 years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $2.8 million in fiscal 2013. There would be no effect on cash flows due to a hypothetical change in interest rates on the $175.0 million swap because its forward start date is August 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus, actual results may differ.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note O – Quarterly data (unaudited) – to our consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 6, 2012, the Audit Committee of Ferrellgas, Inc., approved the dismissal of Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. (collectively the “Registrants”), effective as of the date of Deloitte’s completion of audit services for the fiscal year ended July 31, 2012 and the filing of the Registrants’ Annual Report on Form 10-K.  Deloitte completed its procedures on October 1, 2012, coincident with the filing of this Form 10-K.

Deloitte’s reports on the financial statements of the Registrants as of and for the fiscal years ended July 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended July 31, 2012 and 2011, and through October 1, 2012, (1) there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference thereto in connection with its reports on the financial statements of the Registrants for such years, and (2) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Also as previously announced, on September 6, 2012, the Audit Committee of Ferrellgas, Inc., approved the appointment of Grant Thornton LLP (“Grant Thornton”) to serve as the Registrants’ independent registered public accounting firm for the fiscal year ending July 31, 2013. During the fiscal years ended July 31, 2012 and 2011, and through October 1, 2012, the Registrants did not consult with Grant Thornton regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2012, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2012.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, L.P., as of July 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the most recent fiscal quarter ended July 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Ferrellgas Partners, L.P. and subsidiaries

Overland Park, Kansas

We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. and subsidiaries (the "Partnership") as of July 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended July 31, 2012 of the Partnership and our report dated October 1, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph related to the adoption of new accounting guidance with respect to transfers of financial assets and the consolidation of variable interest entities effective August 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

October 1, 2012

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 27, 2012. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	72	1984	2000	Executive Chairman and Chairman of the Board of Directors

Stephen L. Wambold	44	2009	2005	Chief Executive Officer and President, Director

J. Ryan VanWinkle	39	N/A	2008	Executive Vice President and Chief Financial Officer; Treasurer

Tod D. Brown	49	N/A	2006	Executive Vice President, Ferrellgas and President, Blue Rhino

Eric J. Bruun	43	2011	N/A	Director

A. Andrew Levison	56	1994	N/A	Director

John R. Lowden	55	2003	N/A	Director

Michael F. Morrissey	70	1999	N/A	Director

Daniel G. Kaye	58	2012	N/A	Director

James E. Ferrell – Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. An active member of the retail propane industry, Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council.

Stephen L. Wambold – Mr. Wambold joined our general partner as a General Manager in 1997, became Region Vice President in 2003, became Senior Vice President of Operations in 2005, became President and Chief Operating Officer in 2006 and became Chief Executive Officer and President and was appointed to the board of directors in 2009. Mr. Wambold obtained his Bachelors degree from Purdue University.

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

J. Ryan VanWinkle – Mr. VanWinkle joined our general partner in 1999, became Director of Finance and Treasury in 2004, became Vice President, Finance and Corporate Development in 2007, became Chief Financial Officer, Vice President, Corporate Development and Treasurer in 2008, became Senior Vice President and Chief Financial Officer; Treasurer in 2009 and became Executive Vice President and Chief Financial Officer; Treasurer in 2012. Mr. VanWinkle also serves as a member of the Board of Directors for the Children’s Center for the Visually Impaired in Kansas City, Missouri and for the Employee-Owned S Corporations of America. Mr. VanWinkle obtained his Bachelor of Science degree in Accounting from the University of Missouri – Kansas City.

Tod D. Brown –  Mr. Brown joined our general partner as Senior Director of Sales, Blue Rhino in 2004, became Vice President of Sales, Blue Rhino in 2005, became Vice President, Blue Rhino in 2006, became Senior Vice President, Ferrellgas and President, Blue Rhino in 2008 and became Executive Vice President, Ferrellgas and President, Blue Rhino in 2012. Mr. Brown obtained his Bachelor of Arts degree from Ball State University.

Eric J. Bruun – Mr. Bruun was appointed to the Board of Directors in September 2011 and is a member of the Board’s Audit Committee. Mr. Bruun is currently the Managing Partner at CID Capital, a private equity capital firm. Mr. Bruun joined CID Capital in 2000 and helps guide that firm through all facets of the investment cycle, including origination, valuation, due diligence, financing and negotiation of terms and conditions with all parties. Prior to joining CID Capital, Mr. Bruun held supervisory and management positions and led operational improvement projects for new acquisitions for the Conseco Companies. Mr. Bruun is Chairman of Salon Grafix and a Director of GT Exhaust. Mr. Bruun obtained his Master’s degree in Business Administration and his Bachelor’s degree in Psychology from Purdue University. Mr. Bruun brings to the Board significant experience in capital markets, growth strategies and acquisitions.

A. Andrew Levison – Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation and Corporate Governance and Nominating Committees. For the past five years Mr. Levison has served as the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, and the Levison/Present Foundation at Mount Sinai Hospital in New York City. Mr. Levison obtained his Bachelor of Science degree in Finance from Babson College.

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

John R. Lowden – Mr. Lowden was appointed to the Board of Directors in 2003 and chairs the Board’s Compensation Committee and serves on the Board’s Corporate Governance and Nominating Committee. For the past five years Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of World Dryer Corporation and Metpar Industries, Inc. and serves on the Board of Trustees of Wake Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

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

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee and serves on the Board’s Compensation Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. For the past five years Mr. Morrissey has served as a board member on the boards of directors of various companies, and currently serves on the Board of Directors and as Audit Committee Chairman of Westar Energy, Inc. (since 2003), serves on the Board of Directors and as Audit Committee Chairman of Waddell & Reed Financial, Inc. (since 2010), and the boards of several private companies and not-for-profit organizations.

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

Daniel G. Kaye  – Mr. Kaye joined the Board of Directors during August 2012, as chairman of the Governance Committee and a member of the Audit Committee. He is the recently retired Ernst & Young Midwest Managing Partner of Assurance in Chicago, where he was responsible for more than 1,600 professionals in 10 offices serving 12 states. Mr. Kaye enjoyed a track record of increasing leadership and responsibilities over his 35-year career at Ernst & Young which included serving as the New England Area Managing Partner. He has served on the Board of Directors of several not-for-profit organizations including the United Way of Metropolitan Chicago, the United Way of Massachusetts Bay, Catholic Charities, Junior Achievement and the The Greater Boston Chamber of Commerce. Mr. Kaye is a CPA with a Bachelor of Science degree in Accounting from the University of Wisconsin-Madison. We consider Mr. Kaye to be a financial and accounting expert.

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

Additionally, the Board has affirmatively determined that Messrs. Bruun, Levison, Lowden Morrissey and Kaye, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these five non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. The last CEO certification to the NYSE was submitted on October 7, 2011.

Audit Committee

The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Bruun and Kaye. Mr. Morrissey is the chairman of the Audit Committee.  Mr. Morrissey and Mr. Kaye each have been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the NYSE and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE. The Board has determined that all of the members of the Audit Committee are “independent” as described under the relevant standards.

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

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, comprised of Messrs. Kaye, Levison and Lowden. Mr. Kaye is the chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards.

Compensation Committee

The Board has a designated Compensation Committee, comprised of Messrs. Lowden, Morrissey and Levison. Mr. Lowden is the chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisors as it deems necessary or appropriate.

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

Compensation of our General Partner

•	Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:
•	distributions on its combined approximate 2% general partner interest in Ferrellgas Partners and the operating partnership; and reimbursement for:
•	all direct and indirect costs and expenses incurred on our behalf;
•	all selling, general and administrative expenses incurred by our general partner on our behalf; and
•	all other expenses necessary or appropriate to the conduct of our business and allocable to us.

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

Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2012 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.    Executive Compensation.

Compensation Committee Report

As of September 27, 2012, the Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:

            John R. Lowden

            A. Andrew Levison

            Michael F. Morrissey

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Lowden, Morrissey and Levison. None of the members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2012. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.

Compensation Discussion and Analysis

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2012, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2012, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2012 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2012 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

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

Components of Named Executive Officer Compensation

Stephen L. Wambold, with the assistance of J. Ryan VanWinkle, formulates preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes compensation survey data provided by the consulting firm Mercer Human Resources Consulting (“Mercer”) to provide market data that is used to create salary range benchmarks for overall NEO compensation. The compensation survey data provided by Mercer assisted in establishing these salary ranges based not only on the 16 peer group companies identified below, but also a broader industry sample identified by Mercer. This broader index was comprised of 78 companies in the Energy, Materials, Industrials and Utility industries with revenue between $1 and $4 billion.

We use the following benchmarking components in setting compensation levels, determining awards under our option plans and setting director compensation levels:

•	companies in our industry or related industries (oil and gas, gas utilities, master limited partnerships);
•	companies identified as our peer group of competitors;
•	companies with similar total sales;
•	companies with similar net income; and
•	companies with similar market value.

Companies included in the above benchmarking groups are as follows:

•	Targa Resources Partners
•	Suburban Propane Partners
•	Enbridge Energy Partners
•	Laclede Group Inc.
•	Energy Transfer Partners
•	WGL Holdings Inc.
•	UGI Corp.
•	Star Gas Partners
•	Sunoco Logistics Partners
•	Inergy L.P.
•	New Jersey Resources Corp.
•	South Jersey Industries Inc.
•	Amerigas Partners
•	Alliance Resource Partners
•	Copano Energy
•	Oneok Partners

During fiscal 2012, elements of compensation for our NEOs consisted of the following:

•	base salary;
•	discretionary bonus;
•	non-equity incentive plan;
•	stock based and unit option plans;
•	employee stock ownership plan;
•	deferred compensation plans; and
•	employment and change-in-control agreements.

Base Salary

Stephen L. Wambold, with the assistance of J. Ryan VanWinkle, formulates preliminary base salary recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes compensation survey data provided by Mercer to provide market data that is used to create benchmarks for each NEO’s base salary. These benchmarks refer to the high and low end of the ranges provided by Mercer, rather than a specific point within the range. The following table identifies the low and high ends of the range included in the Mercer base salary market data for each of our NEOs:

	Low Point	High Point
Chairman	$ 533,000	$ 878,000
Chief Executive Officer	409,000	961,000
Chief Financial Officer	251,000	431,000
Top Division Executive	$ 248,000	$ 421,000

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of salary paid to each NEO during fiscal year 2012 is displayed in the “Salary” column of the Summary Compensation Table.

Discretionary Bonus

Stephen L. Wambold has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by an NEO that Stephen L. Wambold believes exceeded expectations in operational or strategic objectives during the last fiscal year. The amount of discretionary bonus paid to each NEO for fiscal 2012 is displayed in the “Bonus” column of the Summary Compensation Table.  During fiscal 2012, there were no discretionary bonuses paid to our NEOs.

Non-Equity Incentive Plan

Each NEO participates in the general partner’s Corporate Incentive Plan. The purpose of this plan is to provide an incentive for NEOs to meet or exceed annual profitability targets that are consistent with the company’s overall long term strategy to increase unitholder value. Our Compensation Committee utilizes compensation survey data provided by Mercer to assist in assigning an appropriate incentive target for each NEO. The amount of corporate incentive plan paid to each NEO for fiscal 2012 is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

This plan awards a cash payment to the NEO if distributable cash flow (“DCF”) targets are achieved for the fiscal year. DCF has been selected in order to align performance measures for NEOs with how our investors evaluate our performance. Each NEO’s incentive target is computed as a percentage of their base salary. For fiscal 2012 this percentage was as follows:

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

In accordance with an agreement and release incorporated by reference in Exhibit 10.16 to this Form 10-K, George Koloroutis is not eligible for participation in the Non-Equity Incentive Plan.

For fiscal 2012, the percent of targeted total company DCF achieved fell below the 85% range, resulting in no total company corporate incentive plan payout for Stephen L. Wambold, J. Ryan VanWinkle, Tod D. Brown and James E. Ferrell. For Incentive Plan purposes, total company actual DCF was computed as follows:

(in thousands)
Net loss attributable to Ferrellgas Partners, L.P.	$(10,952)
Add (subtract):
Income tax expense	1,128
Interest expense	93,254
Depreciation and amortization expense	83,841
Non-cash employee stock ownership plan compensation charge	9,440
Non-cash stock and unit-based compensation charge	8,843
Loss on disposal of assets and other	6,035
Other income (expense), net	(506)
Nonrecurring severance charges	1,055
Nonrecurring litigation accrual and related legal fees	892
Net (earnings) loss attributable to noncontrolling interest	56
Incentive expense	2,523
Net cash interest expense	(87,600)
Maintenance capital expenditures	(16,044)
Cash paid for taxes	(764)
Proceeds from asset sales	5,742
DCF (a)	$96,943

(a)

DCF is calculated as loss before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, severance charges, non-recurring litigation accrual and related legal fees, net (earnings) loss attributable to noncontrolling interest and incentive expense. Additionally, we subtract net cash interest expense, maintenance capital expenditures and cash paid for taxes and add proceeds from asset sales. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating DCF may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Tod D. Brown’s internal departments’ percent of targeted DCF achieved was less than 85% of plan, resulting in no incentive payment.

Stock-based and Unit Option Plans

We have two equity-based incentive plans available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” and the “Ferrellgas Unit Option Plan.” The amount of compensation cost related to these plans incurred for each NEO during fiscal 2012 is displayed in the “Option Awards” column of the Summary Compensation Table.

Ferrell Companies Incentive Compensation Plan (“ICP”) – The Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. The ICP awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance.

The ICP awards are granted periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the Employee Stock Ownership Plan. All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which consists of Stephen L. Wambold and J. Ryan VanWinkle. Awards granted to NEOs must also be approved by the Compensation Committee of the Board of Directors. To assist the ICP Option Committee and the Compensation Committee of the Board of Directors in determining the quantity of awards to grant to an NEO, J. Ryan VanWinkle utilizes compensation survey data provided by Mercer to provide market data that is used to create recommended ranges of current year ICP award grants by executive position. Utilizing the Mercer data, the compensation committee approved ICP awards to NEOs in fiscal 2012 taking into account each NEO’s responsibilities, performance and respective holdings of such ICP awards previously granted by the committee to ensure the appropriate level of equity as a component of the NEO’s total compensation package.

Ferrellgas Unit Option Plan (“UOP”) – The Second Amended and Restated Ferrellgas Unit Option Plan grants employees of our general partner unit options to purchase our common units. The purpose of the UOP is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance; to generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our unitholders; and to enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.

This plan is authorized to issue options in common units to employees of the general partner or its affiliates. The Board of Directors of the general partner in its sole discretion administers the authorization of grants and sets the unit option price and vesting terms. The options currently outstanding vest over a five year period and expire on the tenth anniversary date of the grant.

During fiscal 2012, no new awards were granted to any NEOs under the UOP.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2012 is included in the “All Other Compensation” column of the Summary Compensation Table.

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

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a nonqualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2012 is included in the “All Other Compensation” column of the Summary Compensation Table.

Defined Contribution Profit Sharing Plan (“401(k) Plan”) – The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both employee contributions and employer matching contributions. All full‑time employees including NEOs, or any of its direct or indirect wholly-owned subsidiaries are eligible to participate in this plan. This plan has a 401(k) feature allowing all full-time employees to specify a portion of their pre‑tax and/or after‑tax compensation to be contributed to this plan. This plan provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to this plan.

Our contributions to the profit sharing portion of this plan are discretionary and no profit sharing contributions were made to this plan for fiscal 2012. However, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 5% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined. Employee contributions are 100% vested, while the company’s matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by this plan.

Supplemental Savings Plan (“SSP”) – The Ferrell Companies, Inc. Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that would have been provided to members of the select group of employees under the terms of the 401(k) feature of the 401(k) Plan (see above) based on such members' deferral elections thereunder, but which could not be provided under the 401(k) feature of the 401(k) Plan due to the application of certain “Highly Compensated Employee” IRS rules and regulations.

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

The specific terms of these agreements are described under “Other Potential Post-Employment Payments” below.

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our general partner's NEOs:

					(1)		(3)
		Salary		Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)

Stephen L. Wambold	2012	668,594		-	1,658,594	-	24,673	2,351,861
Chief Executive Officer and President	2011	700,027		400,000	226,370	-	28,966	1,355,363
	2010	672,077		140,000	3,139,470	700,000	18,647	4,670,194

J. Ryan VanWinkle	2012	334,297		-	982,194	-	43,367	1,359,858
Executive Vice President and Chief Financial Officer; Treasurer	2011	350,013		175,000	108,300	-	43,026	676,339
	2010	343,763		50,000	1,550,874	350,000	18,897	2,313,534

James E. Ferrell	2012	477,567	(2)	-	619,800	-	15,140	1,112,507
Executive Chairman and Chairman of the Board of Directors	2011	500,019	(2)	200,000	155,400	-	11,804	867,223
	2010	653,102	(2)	1,775,000	3,124,775	-	12,534	5,565,411

Tod D. Brown	2012	350,015		-	927,158	-	41,640	1,318,813
Executive Vice President, Ferrellgas and President, Blue Rhino	2011	298,846		-	231,408	250,000	27,199	807,453
	2010	270,000		145,000	871,050	405,000	16,498	1,707,548

George L. Koloroutis	2012	366,449		-	474,368	-	7,536	848,353
Senior Vice President, Ferrellgas and President, Ferrell North America	2011	302,099		-	195,100	250,000	31,652	778,851
	2010	272,927		112,500	1,018,933	412,500	45,897	1,862,757

(1)

See Note B – Summary of significant accounting policies (17) Stock based and unit-option plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Included in this amount is $120,000 of compensation for James E. Ferrell’s role as Chairman of the Board of Directors.
(3)	All Other Compensation consisted of the following:

		ESOPAllocations	401(k) PlanMatch	SSPMatch	Other		Total All OtherCompensation
Name	Year	($)	($)	($)	($)		($)
Stephen L. Wambold	2012	11,603	8,703	4,367	-		24,673
	2011	12,398	5,479	3,361	7,728	(4)	28,966
	2010	9,469	7,250	1,550	378	(5)	18,647

J. Ryan VanWinkle	2012	11,603	4,845	6,700	20,219	(6)	43,367
	2011	12,398	5,416	3,361	21,851	(7)	43,026
	2010	9,469	7,437	1,550	441	(5)	18,897

James E. Ferrell	2012	-	10,774	4,366	-		15,140
	2011	-	-	3,361	8,443	(8)	11,804
	2010	-	10,984	1,550	-		12,534

Tod D. Brown	2012	11,603	10,443	3,097	16,497	(9)	41,640
	2011	12,398	7,867	1,796	5,138	(10)	27,199
	2010	9,469	6,589	-	440	(5)	16,498

George L. Koloroutis	2012	5,986	-	1,550	-		7,536
	2011	12,398	6,208	1,839	11,207	(11)	31,652
	2010	9,469	8,292	1,550	26,586	(12)	45,897

(4)	This amount primarily includes $6,639 for payment of personal financial, tax or legal advice.
(5)	This amount represents taxes related to a reimbursement of 401k forfeitures.
(6)	This amount includes $12,000 for car allowance, $7,719 for payment of personal financial, tax or legal advice and a $500 gift card.
(7)	This amount primarily includes $14,143 for payment of personal financial, tax or legal advice and a $7,363 gift card.
(8)	This amount includes $6,818 for personal travel of spouse and $1,625 for payment of personal financial, tax or legal advice.
(9)	This amount includes $12,000 for car allowance, $3,997 for payment of personal financial, tax or legal advice and a $500 gift card.
(10)	This amount primarily includes $4,940 for payment of personal financial, tax or legal advice.
(11)	This amount primarily includes $5,258 for payment of personal financial, tax or legal advice and a $5,000 gift card.
(12)	This amount primarily includes a payment for reimbursement of medical expenses of $18,350 and related tax gross-up of $7,586.

Grants of Plan-Based Awards

The following table lists information on our general partner’s NEOs grants of plan based awards during the fiscal year ended July 31, 2012:

Ferrell Companies Incentive Compensation Plan

			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Award
Name		Grant Date	(#)	($/Share)	($)
Stephen L. Wambold	(3)	10/1/2011	288,800	22.14	490,960
	(2)	10/31/2011	132,000	22.14	167,640
	(3)	10/31/2011	151,600	22.14	257,720
	(3)	1/31/2012	600	22.14	594
	(2)	4/30/2012	132,000	20.60	97,680
	(1)	7/31/2012	400,000	20.60	644,000

J. Ryan VanWinkle	(3)	10/1/2011	122,500	22.14	208,250
	(2)	10/31/2011	82,500	22.14	104,775
	(3)	10/31/2011	60,800	22.14	103,360
	(3)	4/30/2012	21,125	20.60	21,759
	(2)	4/30/2012	82,500	20.60	61,050
	(1)	7/31/2012	300,000	20.60	483,000

James E. Ferrell	(3)	10/31/2011	131,500	22.14	223,550
	(3)	1/31/2012	75,000	22.14	74,250
	(1)	7/31/2012	200,000	20.60	322,000

Tod D. Brown	(3)	10/1/2011	175,000	22.14	297,500
	(2)	10/31/2011	54,400	22.14	69,088
	(3)	10/31/2011	63,200	22.14	107,440
	(3)	4/30/2012	10,000	20.60	10,300
	(2)	4/30/2012	54,500	20.60	40,330
	(1)	7/31/2012	250,000	20.60	402,500

George L. Koloroutis	(3)	10/1/2011	175,000	22.14	297,500
	(2)	10/31/2011	54,400	22.14	69,088
	(3)	10/31/2011	63,400	22.14	107,780

(1)	Grant vests immediately and expires in ten years.
(2)	Grant vests ratably over three years and expires in ten years.
(3)	Grant vests ratably over five years and expires in ten years.

During fiscal 2012 there were no options awarded to NEOs under the Ferrellgas Unit Option Plan.

Outstanding Equity Awards at Fiscal Year End

The following tables list information concerning our general partner’s NEOs outstanding equity awards as of July 31, 2012:

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option
Name	(#) Exercisable	(#) Unexercisable	($)	Expiration Date
Stephen L. Wambold	0	1,750 (1)	8.02	1/27/2018
	5,250	23,625 (2)	11.78	4/28/2019
	-	30,000 (3)	16.60	8/29/2017
	-	30,000 (4)	14.95	2/27/2019
	-	24,000 (5)	14.95	8/30/2019
	-	136,000 (6)	19.88	3/9/2020
	52,950	158,850 (7)	19.88	7/16/2020
	46,250	0 (8)	23.95	7/16/2021
	37,275	149,100 (9)	23.95	7/16/2021
	-	288,800 (10)	22.14	9/28/2021
	-	151,600 (11)	22.14	10/28/2021
	-	132,000 (12)	22.14	10/28/2021
	-	600 (13)	22.14	1/28/2022
	-	132,000 (14)	20.60	4/28/2022
	400,000	- (15)	20.60	7/29/2022

J. Ryan VanWinkle	-	3,500 (16)	8.02	3/8/2018
	-	4,125 (17)	11.78	9/12/2019
	-	5,000 (3)	16.60	8/29/2017
	-	20,000 (4)	17.01	2/27/2018
	-	40,000 (4)	14.95	2/27/2019
	-	22,500 (5)	14.95	8/30/2019
	-	85,000 (6)	19.88	3/9/2020
	6,675	20,025 (7)	19.88	7/16/2020
	17,250	69,000 (9)	23.95	7/16/2021
	37,500	- (8)	23.95	7/16/2021
	-	122,500 (10)	22.14	9/28/2021
	-	82,500 (12)	22.14	10/28/2021
	-	60,800 (11)	22.14	10/28/2021
	-	21,125 (18)	20.60	4/28/2022
	-	82,500 (14)	20.60	4/28/2022
	300,000	- (15)	20.60	7/29/2022

James E. Ferrell	-	112,500 (19)	4.28	12/12/2015
	-	30,000 (5)	14.95	8/30/2019
	121,500	364,500 (7)	19.88	7/16/2020
	100,000	- (8)	23.95	7/16/2021
	23,000	92,000 (9)	23.95	7/16/2021
	-	131,500 (11)	22.14	10/28/2021
	-	75,000 (13)	22.14	1/28/2022
	200,000	- (15)	20.60	7/29/2022

Tod D. Brown	-	25,000 (3)	16.60	8/29/2017
	-	20,000 (4)	14.95	2/27/2019
	-	18,000 (5)	14.95	8/30/2019
	-	56,100 (6)	19.88	3/9/2020
	30,000	- (8)	23.95	7/16/2021
	38,760	155,040 (9)	23.95	7/16/2021
	-	175,000 (10)	22.14	9/28/2021
	-	63,200 (11)	22.14	10/28/2021
	-	54,400 (12)	22.14	10/28/2021
	-	54,500 (14)	20.60	4/28/2022
	-	10,000 (18)	20.60	4/28/2022
	250,000	- (15)	20.60	7/29/2022

George L. Koloroutis	-	8,750 (1)	8.02	1/27/2018
	-	25,000 (3)	16.60	8/29/2017
	-	20,000 (4)	14.95	2/27/2019
	-	18,000 (5)	14.95	8/30/2019
	39,450	56,100 (6)	19.88	3/9/2020
	7,450	22,350 (7)	19.88	7/16/2020
	32,500	130,000 (9)	23.95	7/16/2021
	30,000	- (8)	23.95	7/16/2021
	-	175,000 (10)	22.14	9/28/2021
	-	63,400 (11)	22.14	10/28/2021
	-	54,400 (12)	22.14	10/28/2021

(1)	These options will be fully vested on 1/31/2015.
(2)	These options will be fully vested on 5/1/2016.
(3)	These options will be fully vested on 9/1/2012.
(4)	These options will be fully vested on 3/1/2013.
(5)	These options will be fully vested on 9/1/2014.
(6)	These options will be fully vested on 3/12/2013.
(7)	These options will be fully vested on 7/19/2015.
(8)	These options were fully vested on 7/19/2011.
(9)	These options will be fully vested on 7/19/2016.
(10)	These options will be fully vested on 10/1/2016.
(11)	These options will be fully vested on 10/31/2016.
(12)	These options will be fully vested on 10/31/2014.
(13)	These options will be fully vested on 1/31/2017.
(14)	These options will be fully vested on 4/30/2015.
(15)	These options were fully vested on 7/31/2012.
(16)	These options will be fully vested on 3/12/2015.
(17)	These options will be fully vested on 9/15/2016.
(18)	These options will be fully vested on 4/30/2017.
(19)	These options will be fully vested on 12/15/2012.

Ferrellgas Unit Option Plan
Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise price	Option
Name	(#) Exercisable	(#) Unexercisable	($)	Expiration Date
Steven L. Wambold	0	30,000 (1)	11.63	2/20/2019
J. Ryan VanWinkle	0	20,000 (1)	11.63	2/20/2019
Tod D. Brown	9,000	18,000 (1)	11.63	2/20/2019
George L. Koloroutis	0	18,000 (1)	11.63	2/20/2019

(1)	These options will be fully vested on 2/20/2014.

Option Exercises

The following tables list information concerning our general partner’s NEO’s outstanding equity awards that were exercised during the fiscal year ended July 31, 2012:

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise
Name	(#)	($)
Steven L. Wambold	416,200	1,203,907
J. Ryan VanWinkle	246,925	695,038
James E. Ferrell	206,500	1,685,990
Tod D. Brown	182,100	633,508
George L. Koloroutis	135,400	580,889

Ferrellgas Unit Option Plan
Option Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise
Name	(#)	($)
Steven L. Wambold	35,150	175,928
J. Ryan VanWinkle	10,000	50,400
Tod D. Brown	6,000	50,040
George L. Koloroutis	13,500	109,980

Nonqualified Deferred Compensation

The following table lists information concerning our general partner’s NEOs nonqualified SSP account activity during the fiscal year ended July 31, 2012:

	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (2)
Name	($)	($)	($)	($)	($)
Stephen L. Wambold	32,039	4,367	(8,133)	-	234,309
J. Ryan VanWinkle	31,301	6,700	4,189	-	196,431
James E. Ferrell	38,205	4,366	154	-	1,562,942
Tod D. Brown	0	3,097	1,130	-	93,097
George L. Koloroutis	11,735	1,550	1,187	(264,278)	0

Amounts are included in the Summary Compensation Table above.

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

The incentive bonus is payable upon the termination of Mr. Ferrell’s employment agreement. The value of this bonus at July 31, 2012 was $1.1 million.

In addition to the compensation described above, Mr. Ferrell participates in our various employee benefit plans, with the exception of the Employee Stock Ownership Plan.

Pursuant to the terms of Mr. Ferrell’s employment agreement, in the event of death, permanent disability, a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to health, accident and life insurance benefits for a period of six months, a cash termination benefit payable within 30 days equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years and is entitled to additional gross-up payments on any payment subject to excise tax. The value of this termination benefit at July 31, 2012 was approximately $3.6 million.

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

a)

a payment equal to two times his annual base salary in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date;

b)

a payment equal to two times his target bonus, at his target bonus rate in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date; and

c)	COBRA reimbursements for two years following the termination.

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

The value of the cash severance payments under Mr. Ferrell’s Change-in-Control Agreement and under the employment agreements for all of the other NEOs above at September 1, 2012 would be:

NEO	Two times annual base salary ($)	Two times target bonus ($)
Stephen L. Wambold	1,400,000	1,400,000
J. Ryan VanWinkle	800,000	800,000
James E. Ferrell (1)	1,000,000	1,000,000
Tod D. Brown	735,000	735,000
George L. Koloroutis (2)	-	-

As discussed above, James E. Ferrell’s employment agreement contains a separate benefit payable upon certain qualifying terminations of employment or a change-in-control which is valued as of July 31, 2012 at an additional $3.6 million.

In accordance with an agreement and release incorporated by reference in Exhibit 10.16 to this Form 10-K, Mr. Koloroutis remains in an advisory capacity as a Ferrellgas employee at his current salary of $350,000 per annum through January 18, 2016. Mr. Koloroutis also is reimbursed for COBRA continuation of benefits coverage payments for 48 months. All existing stock options and stock appreciation rights that Mr. Koloroutis holds will, through the term of his employment and thereafter, continue to be subject to the terms and conditions of the FCI and FGP incentive compensation plan documents.

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

ICP awards for non-employee members of the Board of Directors are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board of Directors with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our non-employee members of the Board of Directors and ensure that we are competitive in the marketplace for compensating our Board. ICP awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. During fiscal 2012, we granted SARs to each non-employee director. All SAR awards granted to our non-employee directors have an exercise price equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the ESOP.

With the assistance of J. Ryan VanWinkle, Stephen L. Wambold formulates preliminary annual director fee and SAR awards recommendations for each board member. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes publicly available board of director compensation data within our industry, as compiled by Mercer, to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package.

The following table sets forth the compensation for the last completed fiscal year of our general partner's Board of Directors.

		Fees Earned or Paid in Cash	Option Awards (4)	All Other Compensation	Total
Name		($)	($)	($)	($)
Eric J. Bruun	(1)	37,500	85,000	-	122,500
A. Andrew Levison	(2)	50,000	37,800	-	87,800
John R. Lowden	(2)	59,375	37,800	-	97,175
Michael F. Morrissey	(3)	65,000	39,500	-	104,500
Jack A. Newman, Jr.	(1)	45,938	85,000	-	130,938

(1)	As of July 31, 2012 this director has forfeited all ICP awards previously outstanding.
(2)	At July 31, 2012 this director had 95,000 ICP awards outstanding.
(3)	At July 31, 2012 this director had 115,000 ICP awards outstanding.
(4)

See Note B – Summary of significant accounting policies (17) Stock based and unit option plans compensation – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

At July 31, 2012, non-employee directors held no UOP awards.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of August 31, 2012, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;
•	persons that are directors, nominees or named executive officers of our general partner; and
•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust
	125 S. LaSalle Street, 17th Floor
	Chicago, Ill. 60603	21,716,554	27.5

	James E. Ferrell
	7500 College Blvd. Suite 1000
	Overland Park, KS. 66210	4,358,475	5.5

	J. Ryan VanWinkle	30,000	*
	Stephen L. Wambold	46,650	*
	Tod D. Brown	27,000	*
	George L. Koloroutis	27,000	*
	Eric J. Bruun	-	*
	A. Andrew Levison	35,300	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	4,000	*
	Daniel G. Kaye	-	*

	All Directors and Executive Officers as a Group	4,533,425	5.7

*              Less than one percent

Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof, and/or to dispose or direct the disposition thereof, or has the right to acquire either of those powers within 60 days. See the “Executive Compensation – Outstanding Equity Awards at Fiscal Year End – Ferrellgas Unit Option Plan” table above for the number of common units that could be acquired by each named executive officer through exercising common unit options.

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

The common units owned by the Employee Stock Ownership Trust at August 31, 2012 includes 21,469,664 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2012. This plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note B – Summary of significant accounting policies (17) Stock based and unit-option plans – to our consolidated financial statements for additional information about the plan.

	Number of common units to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common units remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	140,600	$12.95	26	(2)
Total	140,600	$12.95	26

(1)	The Second Amended and Restated Ferrellgas Unit Option Plan did not require approval by the security holders.
(2)	This number may be increased upon the occurrence of particular events. See narrative below.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $224.8 million for fiscal 2012, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2012	Distributions paid during the year ended July 31, 2012 (in thousands)
Ferrell Companies (1)	21,469,664	$41,550
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,358,475	$8,717

(1)	Ferrell Companies is the sole shareholder of our general partner.
(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.
(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.
(4)	James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During fiscal 2012, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.3 million.

On September 14, 2012, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Messrs. Bruun, Levison, Lowden, Kaye and Morrissey, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and for other services for fiscal 2012 and 2011.

(in thousands)	2012	2011
Audit fees (1)	$1,585	$1,500
Audit-related fees (2)	12	91
Tax fees (3)	420	429
All other fees (4)	10	10
Total	$2,027	$2,030

1)

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

2)

Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Deloitte & Touche LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of comfort letters, consents, financial accounting and reporting consultations.

3)	Tax fees consist of the aggregate fees billed in each of the last two fiscal years for professional services rendered by Deloitte Tax for the preparation of Schedule K-1’s for unitholders.

4)

All other fees consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by Deloitte & Touche LLP, other than the services that would normally be reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. These services consisted of subscription fees related to a web-based research tool provided by Deloitte LLP.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Deloitte & Touche LLP during fiscal 2012 and 2011 prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Signature	Title	Date

/s/ James E. Ferrell	Executive Chairman and Chairman of the Board of Directors	10/1/2012
James E. Ferrell

/s/ Eric J. Bruun	Director	10/1/2012
Eric J. Bruun

/s/ A. Andrew Levison	Director	10/1/2012
A. Andrew Levison

/s/ John R. Lowden	Director	10/1/2012
John R. Lowden

/s/ Michael F. Morrissey	Director	10/1/2012
Michael F. Morrissey

/s/Daniel G. Kaye	Director	10/1/2012
Daniel G. Kaye

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	10/1/2012
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	10/1/2012
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

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	10/1/2012
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	10/1/2012
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

Signature	Title	Date

/s/ James E. Ferrell	Executive Chairman and Chairman of the Board of Directors	10/1/2012
James E. Ferrell

/s/ Eric J. Bruun	Director	10/1/2012
Eric J. Bruun

/s/ A. Andrew Levison	Director	10/1/2012
A. Andrew Levison

/s/ John R. Lowden	Director	10/1/2012
John R. Lowden

/s/ Michael F. Morrissey	Director	10/1/2012
Michael F. Morrissey

/s/Daniel G. Kaye	Director	10/1/2012
Daniel G. Kaye

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	10/1/2012
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	10/1/2012
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

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	10/1/2012
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	10/1/2012
J. Ryan VanWinkle

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	10/1/2012
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	10/1/2012
J. Ryan VanWinkle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners L.P. and subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements, effective August 1, 2010, the Partnership adopted new accounting guidance with respect to transfers of financial assets and the consolidation of variable interest entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of July 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 1, 2012 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 1, 2012

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	July 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$8,429	$7,437
Accounts and notes receivable (including $121,812 and $112,509 of accounts receivable pledged as collateral at 2012 and 2011, respectively, and net of allowance for doubtful accounts of $3,812 and $4,310 at 2012 and 2011, respectively)	124,004	159,532
Inventories	127,598	136,139
Prepaid expenses and other current assets	29,315	23,885
Total current assets	289,346	326,993

Property, plant and equipment, net	626,551	642,205
Goodwill	248,944	248,944
Intangible assets, net	189,118	204,136
Other assets, net	43,320	38,308
Total assets	$1,397,279	$1,460,586

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
Accounts payable	$47,824	$67,541
Short-term borrowings	95,730	64,927
Collateralized note payable	74,000	61,000
Other current liabilities	122,667	104,813
Total current liabilities	340,221	298,281

Long-term debt	1,059,085	1,050,920
Other liabilities	25,499	23,068
Contingencies and commitments (Note M)	-	-

Partners' capital (deficit):
Common unitholders (79,006,619 and 75,966,353 units outstanding at 2012 and 2011, respectively)	43,701	139,614
General partner unitholder (798,047 and 767,337 units outstanding at 2012 and 2011, respectively)	(59,630)	(58,660)
Accumulated other comprehensive income (loss)	(13,159)	4,633
Total Ferrellgas Partners, L.P. partners' capital (deficit)	(29,088)	85,587
Noncontrolling interest	1,562	2,730
Total partners' capital (deficit)	(27,526)	88,317
Total liabilities and partners' capital (deficit)	$1,397,279	$1,460,586

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)

	For the year ended July 31,
	2012	2011	2010

Revenues:
Propane and other gas liquids sales	$2,160,945	$2,212,257	$1,900,318
Other	178,147	210,958	198,742
Total revenues	2,339,092	2,423,215	2,099,060

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,601,886	1,609,344	1,257,534
Cost of product sold - other	95,323	124,470	108,638
Operating expense (includes $2.7 million, $3.8 million and $2.2 million for the years ended July 31, 2012, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	401,727	411,038	409,014
Depreciation and amortization expense	83,841	82,486	82,491
General and administrative expense (includes $6.1 million, $9.7 million and $5.7 million for the years ended July 31, 2012, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	43,212	61,891	51,772
Equipment lease expense	14,648	14,435	13,441
Non-cash employee stock ownership plan compensation charge	9,440	10,157	9,322
Loss on disposal of assets and other	6,035	3,633	8,485

Operating income	82,980	105,761	158,363

Interest expense	(93,254)	(101,885)	(101,284)
Loss on extinguishment of debt	-	(46,962)	(20,716)
Other income (expense), net	506	567	(1,108)

Earnings (loss) before income taxes	(9,768)	(42,519)	35,255

Income tax expense	1,128	1,241	1,916

Net earnings (loss)	(10,896)	(43,760)	33,339

Net earnings (loss) attributable to noncontrolling interest	56	(112)	630

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(10,952)	(43,648)	32,709

Less: General partner's interest in net earnings (loss)	(110)	(436)	327
Common unitholders' interest in net earnings (loss)	$(10,842)	$(43,212)	$32,382

Basic and diluted net earnings (loss) per common unitholders' interest	$(0.14)	$(0.60)	$0.47

Cash distributions declared per common unit	$2.00	$2.00	$2.00

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the year ended July 31,
	2012	2011	2010

Net earnings (loss)	$(10,896)	$(43,760)	$33,339
Cumulative effect of accounting change	-	1,255	-
Other comprehensive income (loss)
Net earnings (loss) on risk management derivatives	(25,068)	22,676	12,063
Reclassification of derivatives to earnings	7,108	(17,358)	(11,231)
Foreign currency translation adjustment	(52)	2	2
Pension liability	38	(220)	(46)
Other comprehensive income (loss)	(17,974)	5,100	788
Comprehensive income (loss)	(28,870)	(37,405)	34,127
Less: comprehensive income (loss) attributable to noncontrolling interest	126	47	(639)
Comprehensive income (loss) attributable to Ferrellgas Partners, LP	$(28,744)	$(37,358)	$33,488

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)

						Total
	Number of units				Accumulated	Ferrellgas
		General		General	other	Partners', L.P.	Non-	Total
	Common	partner	Common	partner	comprehensive	partners'	controlling	partners'
	unitholders	unitholder	unitholders	unitholder	income (loss)	capital (deficit)	interest	capital (deficit)

Balance at July 31, 2009	68,236.8	689.3	$206,255	$(57,988)	$(1,194)	$147,073	$4,272	$151,345

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	-	-	16,810	170	-	16,980	173	17,153

Distributions	-	-	(138,365)	(1,398)	-	(139,763)	(1,958)	(141,721)

Common units issued in connection with acquisitions	155.1	1.5	3,061	31	-	3,092	31	3,123

Common unit options issued	71.5	0.7	1,189	12	-	1,201	8	1,209

Common units issued in offering, net of issuance costs	1,058.4	10.7	19,949	202	-	20,151	204	20,355

General partner contribution in connection with cash contribution to Ferrellgas Partners, L.P.	-	-	-	-	-	-	311	311

Comprehensive income:
Net earnings	-	-	32,382	327	-	32,709	630	33,339
Other comprehensive income (loss):
Net earnings on risk management derivatives	-	-	-	-	11,941		122
Reclassification of derivatives to earnings	-	-	-	-	(11,118)		(113)
Foreign currency translation adjustment	-	-	-	-	2		-
Pension liability adjustment	-	-	-	-	(46)		-
Other comprehensive income (loss)						779		788
Comprehensive income						33,488	639	34,127

Balance at July 31, 2010	69,521.8	702.2	141,281	(58,644)	(415)	82,222	3,680	85,902

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	-	-	23,171	235	-	23,406	239	23,645

Distributions	-	-	(143,552)	(1,450)	-	(145,002)	(2,783)	(147,785)

Common units issued in connection with acquisitions	122.6	1.2	2,940	29	-	2,969	30	2,999

Common unit options issued	46.9	0.5	544	6	-	550	3	553

Common units issued in offering, net of issuance costs	6,275.1	63.4	157,212	1,588	-	158,800	1,608	160,408

Comprehensive loss:
Net loss	-	-	(43,212)	(436)	-	(43,648)	(112)	(43,760)
Cumulative effect of change in accounting principle	-	-	1,230	12	-	1,242	13	1,255
Other comprehensive income (loss):
Net earnings on risk management derivatives	-	-	-	-	22,447		229
Reclassification of derivatives to earnings	-	-	-	-	(17,183)		(175)
Foreign currency translation adjustment	-	-	-	-	2		-
Pension liability adjustment	-	-	-	-	(218)		(2)
Other comprehensive income (loss)						5,048		5,100
Comprehensive loss						(37,358)	(47)	(37,405)

Balance at July 31, 2011	75,966.4	767.3	139,614	(58,660)	4,633	85,587	2,730	88,317

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	-	-	17,918	181	-	18,099	184	18,283

Distributions	-	-	(154,955)	(1,565)	-	(156,520)	(1,757)	(158,277)

Common units issued in connection with acquisitions	68.2	0.7	1,300	13	-	1,313	13	1,326

Common unit options issued	76.6	0.7	891	9	-	900	8	908

Common units issued in offering, net of issuance costs	2,895.4	29.3	49,775	502	-	50,277	510	50,787

Comprehensive loss:
Net loss	-	-	(10,842)	(110)	-	(10,952)	56	(10,896)
Other comprehensive income (loss):
Net loss on risk management derivatives	-	-	-	-	(24,815)		(253)
Reclassification of derivatives to earnings	-	-	-	-	7,036		72
Foreign currency translation adjustment	-	-	-	-	(51)		(1)
Pension liability adjustment	-	-	-	-	38		-
Other comprehensive income (loss)						(17,792)		(17,974)
Comprehensive loss						(28,744)	(126)	(28,870)

Balance at July 31, 2012	79,006.6	798.0	$43,701	$(59,630)	$(13,159)	$(29,088)	$1,562	$(27,526)

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2012	2011	2010

Cash flows from operating activities:
Net earnings (loss)	$(10,896)	$(43,760)	$33,339
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	83,841	82,486	82,491
Non-cash employee stock ownership plan compensation charge	9,440	10,157	9,322
Non-cash stock and unit-based compensation charge	8,843	13,488	7,831
Loss on disposal of assets	6,035	3,633	7,296
Loss on transfer of accounts receivable related to the accounts receivable securitization	-	-	6,566
Loss on extinguishment of debt	-	27,463	-
Provision for doubtful accounts	4,822	6,212	8,440
Deferred tax expense	913	751	439
Other	2,327	4,362	2,196
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	30,497	(28,732)	2,529
Inventories	8,541	30,772	(37,103)
Prepaid expenses and other current assets	(8,507)	(4,325)	(676)
Accounts payable	(19,143)	18,613	(263)
Accrued interest expense	166	(633)	693
Other current liabilities	7,969	(3,365)	(14)
Other liabilities	(445)	439	1,544
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	-	-	124,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	-	-	1,334,144
Remittances of amounts collected as servicer of accounts receivable securitizations	-	-	(1,448,144)
Net cash provided by operating activities	124,403	117,561	134,630

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,387)	(7,298)	(40,883)
Capital expenditures	(49,303)	(49,759)	(45,185)
Proceeds from sale of assets	5,742	5,994	9,220
Other	-	-	(4,480)
Net cash used in investing activities	(53,948)	(51,063)	(81,328)

Cash flows from financing activities:
Distributions	(156,520)	(145,002)	(139,763)
Proceeds from increase in long-term debt	49,697	564,807	936,861
Payments on long-term debt	(52,885)	(650,285)	(844,955)
Net additions to (reductions in) short-term borrowings	30,803	(2,276)	1,044
Net additions to collateralized short-term borrowings	13,000	14,000	-
Cash paid for financing costs	(3,607)	(9,886)	(22,073)
Noncontrolling interest activity	(1,239)	(1,172)	(1,435)
Proceeds from exercise of common unit options	891	544	1,189
Proceeds from equity offering, net of issuance costs of $62, $300 and $18 for the years ended July 31, 2012, 2011 and 2010, respectively	49,938	157,212	19,949
Cash contribution from general partner in connection with common unit issuances	511	1,594	214
Net cash used in financing activities	(69,411)	(70,464)	(48,969)

Effect of exchange rate changes on cash	(52)	2	2

Increase (decrease) in cash and cash equivalents	992	(3,964)	4,335
Cash and cash equivalents - beginning of year	7,437	11,401	7,066
Cash and cash equivalents - end of year	$8,429	$7,437	$11,401

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). As of July 31, 2012, Ferrell Companies beneficially owns 21.7 million of Ferrellgas Partners’ outstanding common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.

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

(3)    Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas Partners, its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that Ferrellgas Partners will absorb a majority of the operating partnership’s expected losses, receive a majority of the operating partnership’s expected residual returns and is the operating partnership’s primary beneficiary. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a noncontrolling interest. The wholly-owned consolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a special purpose entity that has agreements with the operating partnership to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(4)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2012	2011	2010
CASH PAID FOR:
Interest	$88,696	$94,553	$90,305
Income taxes	$764	$591	$1,550
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$1,300	$2,940	$3,061
Liabilities incurred in connection with acquisitions	$2,321	$2,290	$5,494
Property, plant and equipment additions	$233	$807	$593

(5)    Fair value measurements: Ferrellgas measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

The common framework for measuring fair value utilizes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

• Level 1: Quoted prices in active markets for identical assets or liabilities.

• Level 2: Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

(6)    Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, the operating partnership has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(7)    Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

(8)    Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note E – Supplemental financial statement information – for further discussion of property, plant and equipment.

(9)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Based on the guidance in Accounting Standards Codification (“ASC”) 280 – “Segment Reporting” and ASC 350 – “Intangibles – Goodwill and other,” Ferrellgas has determined that it has three reporting units for goodwill impairment testing purposes.  Two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to its carrying amount. Ferrellgas has completed the impairment test for each of its reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2012.

(10)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer lists, non-compete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G – Goodwill and intangible assets, net – for further discussion of intangible assets.

(11)    Derivative instruments and hedging activities:

Commodity Price Risk.     Ferrellgas’ overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices.

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

Ferrellgas’ risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. All of Ferrellgas’s derivative instruments are reported on the consolidated balance sheet at fair value.

Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas’ financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas’ risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets” or “Other current liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Interest Rate Risk.   Ferrellgas’ overall objective for entering into interest rate derivative contracts, including swaps, is to manage its exposure to interest rate risk associated with its fixed rate senior notes and its floating rate borrowings from both the secured credit facility and the accounts receivable securitization facility. Fluctuations in interest rates subject Ferrellgas to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas’ fixed rate debt, while increases in interest rates subject Ferrellgas to the risk of increased interest expense related to its variable rate borrowings.

Ferrellgas enters into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is recorded at fair value while the fair value of interest rate derivatives that are considered fair value hedges are classified as “Prepaid expenses and other current assets”, “Other assets, net”, Other current liabilities” or as “Other liabilities” on the consolidated balance sheet. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statement of earnings.

Ferrellgas enters into cash flow hedges to help reduce its variable interest rate risk.  Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other Comprehensive Income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of earnings as they occur.

(12)  Revenue recognition: Revenues from the distribution of propane and other gas liquids are recognized by Ferrellgas with payments generally due 30 days after receipt. We offer “even pay” billing programs that can create customer deposits or advances. We recognize revenue from these deposits or advance customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

(13)  Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of earnings. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas are classified within “Equipment lease expense.” See Note E – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(14)  Cost of product sold: “Cost of product sold – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas’ portable propane tanks. “Cost of product sold – other” primarily includes costs related to the sale of propane appliances and equipment.

(15)  Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(16)    General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(17)  Stock-based and unit option plans:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to  1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. The options currently outstanding under the UOP vest over one or five-year periods, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Management believes that there are three groups of employees eligible to participate in the UOP. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2012, 2011 and 2010, the portion of the total non-cash compensation charge relating to the UOP was $8 thousand, $13 thousand and $23 thousand, respectively, and related to grants of unit options to acquire 0.3 million common units.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas stock-compensation plan; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2012, 2011 and 2010, the portion of the total non-cash compensation charge relating to the ICP was $8.8 million, $13.5 million and $7.8 million, respectively.

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

(18)  Income taxes: Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with four subsidiaries that are taxable corporations. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the accompanying consolidated financial statements of Ferrellgas Partners reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement and differences between Ferrellgas Partners financial reporting year end and its calendar tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2012	2011	2010
Current expense	$215	$490	$1,477
Deferred expense	913	751	439
Income tax expense	$1,128	$1,241	$1,916

Deferred taxes consisted of the following:

	2012	2011
Deferred tax assets	$1,158	$992
Deferred tax liabilities	(4,241)	(3,194)
Net deferred tax liability	$(3,083)	$(2,202)

(19)    Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(20)    Net earnings (loss) per common unitholders’ interest:  Net earnings (loss) per common unitholders’ interest is computed by dividing “Net earnings (loss) attributable to Ferrellgas Partners, L.P.,” after deducting the general partner's 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note O – Net earnings (loss) per common unitholders’ interest – for further discussion about these calculations.

(21)    Segment information: Ferrellgas is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(22)    New accounting standards:

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

FASB Accounting Standard Update Nos. 2011-05 and 2011-12

In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas has elected to early adopt ASU 2011-05 in fiscal 2012, which did not have a significant impact on its financial position, results of operations or cash flows. Due to the adoption of this guidance in fiscal 2012, Ferrellgas has added a new financial statement “Consolidated Statements of Comprehensive Income.”

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

FASB ASC 860 & 810 - Transfers of financial assets and variable interest entities (“VIE”)

In June 2009, the FASB issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (“QSPEs”). The second amends guidance applicable to VIEs. The provisions of these amendments require Ferrellgas to evaluate all VIEs to determine whether they must be consolidated.

As a result of the prospective adoption of these amendments on August 1, 2010, Ferrellgas Receivables is now accounted for as a consolidated subsidiary. Upon adoption, Ferrellgas recognized $107.9 million of “Accounts receivable pledged as collateral, net,” $0.6 million of “Other assets, net” and $47.0 million of ”Collateralized notes payable,” derecognized $44.9 million of “Notes receivable from Ferrellgas Receivables” and $15.3 million of “Retained interest in Ferrellgas Receivables” and recorded a $1.3 million “Cumulative effect of a change in accounting principle.”

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

During fiscal 2012, Ferrellgas acquired propane distribution assets with an aggregate value of $14.0 million in the following transactions:

•	Economy Propane, based in California, acquired September 2011;
•	Federal Petroleum Company, based in Texas, acquired October 2011;
•	Polar Gas Company, based in Wisconsin, acquired November 2011;
•	Welch Propane, based in Texas, acquired November 2011; and
•	Rio Grande Valley Gas, based in Texas, acquired January 2012.

During fiscal 2011, Ferrellgas acquired propane distribution assets with an aggregate value of $12.6 million in the following transactions:

•	Beatty’s Gas, based in Pennsylvania, acquired October 2010;
•	Kings River Propane, based in California, acquired December 2010;
•	Bennett Gas Company, based in Georgia, acquired December 2010;
•	Ram Propane, based in Wyoming, acquired March 2011; and
•	Williams Panhandle Propane, based in Florida, acquired July 2011.

During fiscal 2010, Ferrellgas acquired propane distribution assets with an aggregate value of $45.1 million in the following transaction:

•	Vanson, LLC, based in Michigan, acquired September 2009.

These acquisitions were funded as follows (in thousands):

	For the year ended July 31,
	2012	2011	2010
Cash payments	$10,387	$7,298	$36,497
Issuance of liabilities and other costs and considerations	2,347	2,348	5,556
Common units, net of issuance costs	1,300	2,940	3,061
Aggregate fair value of transactions	$14,034	$12,586	$45,114

The aggregate fair values of these transactions were allocated as follows:

	For the year ended July 31,
	2012	2011	2010
Customer tanks, buildings, land and other	$7,454	$7,746	$14,707
Non-compete agreements	1,006	1,684	3,271
Goodwill	-	5	-
Customer lists	5,574	3,151	27,136
Aggregate fair value of transactions	$14,034	$12,586	$45,114

The estimated fair values and useful lives of assets acquired during fiscal 2012 are based on a preliminary internal valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired.  The estimated fair values and useful lives of assets acquired during fiscal 2011 and 2010 are based on an internal valuation and included only minor adjustments during the 12 month period after the date of acquisition.

D.    Quarterly distributions of available cash

Ferrellgas Partners makes quarterly cash distributions of all of its "available cash.” Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners’ business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July to holders of record on the applicable record date.

Distributions by Ferrellgas Partners in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made to the common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved.

E.    Supplemental financial statement information

Inventories consist of the following:

	2012	2011
Propane gas and related products	$110,517	$113,826
Appliances, parts and supplies	17,081	22,313
Inventories	$127,598	$136,139

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 36 months. As of July 31, 2012, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately  104.8 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2012	2011
Land	Indefinite	$31,229	$30,920
Land improvements	2-20	11,418	11,200
Buildings and improvements	20	67,027	66,043
Vehicles, including transport trailers	8-20	102,374	104,188
Bulk equipment and district facilities	5-30	109,050	105,485
Tanks, cylinders and customer equipment	2-30	782,293	778,599
Computer and office equipment	2-5	116,916	116,281
Construction in progress	n/a	3,421	3,154
		1,223,728	1,215,870
Less: accumulated depreciation		597,177	573,665
Property, plant and equipment, net		$626,551	$642,205

Depreciation expense totaled $60.0 million, $58.7 million and $61.3 million for fiscal 2012, 2011 and 2010, respectively.

Other current liabilities consist of the following:

	2012	2011
Accrued interest	$19,945	$19,779
Accrued litigation and insurance	9,061	16,565
Accrued payroll	16,495	12,974
Customer deposits and advances	28,842	19,784
Other	48,324	35,711
Other current liabilities	$122,667	$104,813

Loss on disposal of assets and other consists of the following:

	For the year ended July 31,
	2012	2011	2010
Loss on disposal of assets	$6,035	$3,633	$7,296
Loss on transfer of accounts receivable related to the accounts receivable securitization	-	-	6,566
Service income related to the accounts receivable securitization	-	-	(5,377)
Loss on disposal of assets and other	$6,035	$3,633	$8,485

See Note B – Summary of significant accounting policies - (22) New accounting standards – ASC 860 & 810 Transfers of financial assets and variable interest entities – for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2012	2011	2010
Operating expense	$177,903	$183,899	$183,612
Depreciation and amortization expense	6,545	6,063	5,601
Equipment lease expense	12,841	12,823	14,192
	$197,289	$202,785	$203,405

F.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2012	2011
Accounts receivable pledged as collateral	$121,812	$112,509
Accounts receivable	5,788	51,104
Other	216	229
Less: Allowance for doubtful accounts	(3,812)	(4,310)
Accounts and notes receivable, net	$124,004	$159,532

During January 2012, the operating partnership executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces the operating partnership’s previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, the operating partnership, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. At July 31, 2012, $121.8 million of trade accounts receivable were pledged as collateral against $74.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

The operating partnership structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2012, the operating partnership had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2011, the operating partnership had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.6% and 3.6% as of July 31, 2012 and 2011, respectively.

G.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2012			July 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$248,944	$-	$248,944	$248,944	$-	$248,944

Intangible assets, net
Amortized intangible assets
Customer lists	$404,409	$(282,848)	$121,561	$398,835	$(263,631)	$135,204
Non-compete agreements	47,030	(39,153)	7,877	46,024	(37,189)	8,835
Other	3,507	(2,892)	615	3,507	(2,540)	967
	454,946	(324,893)	130,053	448,366	(303,360)	145,006

Unamortized intangible assets
Trade names & trademarks	59,065	-	59,065	59,130	-	59,130
Total intangible assets, net	$514,011	$(324,893)	$189,118	$507,496	$(303,360)	$204,136

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

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2012	$21,604
2011	23,766
2010	21,180

Estimated amortization expense:
For the year ended July 31,
2013	$21,130
2014	17,862
2015	15,035
2016	14,864
2017	14,288

H.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2012 and 2011, $95.7 million and $64.9 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2012	2011
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,036 and $3,472 at July 31, 2012 and 2011, respectively (2)	296,964	296,528
Fixed rate, 8.625%, due 2020 (3)	182,000	182,000
Fair value adjustments related to interest rate swaps	7,784	-

Secured credit facility
Variable interest rate, expiring September 2016 (net of $95.7 million and $64.9 million classified as short-term borrowings at July 31, 2012 and 2011, respectively)	64,270	64,573

Notes payable
9.1% and 9.2% weighted average interest rate at July 31, 2012 and 2011, respectively, due 2012 to 2020, net of unamortized discount of $2,727 and $2,805 at July 31, 2012 and 2011, respectively	10,588	10,376
	1,061,606	1,053,477
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,521	2,557
Long-term debt	$1,059,085	$1,050,920

(1)

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

(3)

On April 13, 2010, Ferrellgas Partners issued $280.0 million of its fixed rate senior notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas Partners would incur prepayment penalties if it were to repay the notes prior to 2018. During March 2011, Ferrellgas Partners redeemed $98.0 million of these fixed rate senior notes, paid an $8.4 million make-whole payment and paid $2.4 million of accrued interest. This debt redemption transaction also resulted in $2.2 million of the non-cash write-off of related capitalized debt costs.

Secured credit facility

During September 2011, Ferrellgas executed an amendment to its secured credit facility. This amendment changed the maturity of the secured credit facility to five years, extended the maturity date to September 2016 and changed the applicable margins for base rate and Eurodollar loans. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the amended secured credit facility bear interest at rates ranging from 1.25% to 1.50% lower than the previous secured credit facility.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2012, Ferrellgas had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt. As of July 31, 2011, Ferrellgas had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt.

Borrowings outstanding at July 31, 2012 and 2011 under the secured credit facility had a weighted average interest rate of 4.2% and 6.5%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•

for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00% (as of July 31, 2012 and 2011, the margin was 2.00% and 3.00%, respectively); or

•

for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00% (as of July 31, 2012 and 2011, the margin was 3.00% and 4.00%, respectively).

As of July 31, 2012, the federal funds rate and Bank of America’s prime rate were 0.13% and 3.25%, respectively. As of July 31, 2011, the federal funds rate and Bank of America’s prime rate were 0.11% and 3.25%, respectively. As of July 31, 2012, the one-month and three-month Eurodollar Rates were 0.31% and 0.43%, respectively. As of July 31, 2011, the one-month and three-month Eurodollar Rates were 0.22% and 0.34%, respectively.

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

Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2012, Ferrellgas had available letter of credit remaining capacity of $135.5 million. At July 31, 2011, Ferrellgas had available letter of credit remaining capacity of $152.5 million. Ferrellgas incurred commitment fees of $0.9 million, $1.1 million and $0.9 million in fiscal 2012, 2011 and 2010, respectively.

Interest rate swaps

In May 2012, the operating partnership entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Beginning in May 2012, the operating partnership will receive 9.125% and will pay one-month LIBOR plus 7.96%, on the $140.0 million swapped. In May 2012, the operating partnership also entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Beginning in May 2012, the operating partnership will receive 6.5% and will pay a one-month LIBOR plus 4.715%, on the $140.0 million swapped. The operating partnership has accounted for these agreements as fair value hedges.

In May 2012, the operating partnership entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on the operating partnership’s secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, the operating partnership will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through July 2018, the operating partnership will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. The operating partnership has accounted for this agreement as a cash flow hedge.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas Partners is prohibited from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. As of July 31, 2012, Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2013	$2,521
2014	2,456
2015	2,385
2016	2,319
2017	65,071
Thereafter	984,833
Total	$1,059,585

I.  Partners' capital

As of July 31, 2012 and 2011, limited partner units were beneficially owned by the following:

	2012	2011
Public common unitholders (1)	52,931,590	51,285,212
Ferrell Companies (2)	21,469,664	20,080,776
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,358,475	4,353,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”
(2)

Ferrell Companies is the owner of the general partner and a 27.2% direct owner of Ferrellgas Partner’s common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 27.5%.

(3)	FCI Trading is an affiliate of the general partner and thus a related party.
(4)	Ferrell Propane is controlled by the general partner and thus a related party.
(5)	James E. Ferrell (“Mr. Ferrell”) is the Executive Chairman and Chairman of the Board of Directors of the general partner and thus a related party.

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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the year ended July 31,
	2012	2011	2010
Public common unitholders	$104,192	$94,188	$89,001
Ferrell Companies	41,550	40,160	40,160
FCI Trading	392	392	392
Ferrell Propane	104	104	104
Mr. Ferrell	8,717	8,708	8,708
General partner	1,565	1,450	1,398
	$156,520	$145,002	$139,763

On August 23, 2012, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended July 31, 2012, which was paid on September 14, 2012. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$10,735
FCI Trading	98
Ferrell Propane	26
Mr. Ferrell	2,179
General partner	399

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Common unit issuances

During fiscal 2012, Ferrellgas Partners, in a non-brokered registered direct offering, issued to Ferrell Companies 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

During fiscal 2012, Ferrellgas Partners entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.5 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

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

During fiscal 2012, Ferrellgas issued 0.1 million common units valued at $1.3 million in connection with acquisitions of propane distribution assets.

During fiscal 2011, Ferrellgas issued 0.1 million common units valued at $2.9 million in connection with acquisitions of propane distribution assets.

Accumulated Other Comprehensive Loss (“AOCL”)

See Note K – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCL for the years ended July 31, 2012 and 2011.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2012, the general partner made cash contributions of $1.1 million and non-cash contributions of $0.4 million to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2011, the general partner made cash contributions of $3.3 million and non-cash contributions of $0.5 million to Ferrellgas to maintain its effective 2% general partner interest.

J.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2012 and 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$-	$7,784	$-	$7,784
Commodity derivatives propane swaps	-	1,049	-	1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$-	$(1,778)	$-	$(1,778)
Commodity derivatives propane swaps	-	(12,069)	-	(12,069)

July 31, 2011:
Assets:
Derivative financial instruments:
Commodity derivatives propane swaps	$-	$7,637	$-	$7,637
Liabilities:
Derivative financial instruments:
Commodity derivatives propane swaps	$-	$(2,476)	$-	$(2,476)

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2012 and July 31, 2011, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,173.4 million and $1,134.2 million, respectively. Ferrellgas estimates the fair value of long-term debt based on  quoted market prices.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

K.  Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Ferrellgas also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed in Note H - Debt. Additional information related to derivatives is provided in Note B – Summary of significant accounting policies.

Derivative instruments and hedging activity

During the years ended July 31, 2012 and 2011, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ consolidated balance sheets as of July 31, 2012 and 2011:

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	-
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

	July 31, 2011
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$7,637	Other current liabilities	$2,476
	Total	$7,637	Total	$2,476

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2012 and 2011 of derivatives accounted for under ASC 815-25, Derivatives and Hedging – Fair Value Hedges,  that were designated as hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,		For the year ended July 31,
		2012	2011	2012	2011
Interest rate swap agreements	Interest expense	$757	$-	$(21,875)	$(21,875)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2012 and 2011 of the effective portion of derivatives accounted for under ASC 815-30, Derivatives and Hedging – Cash Flow Hedges that were designated as hedging instruments:

	For the year ended July 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(23,290)	Cost of product sold- propane and other gas liquids sales	$7,108
Interest rate swap agreements	(1,778)	Interest expense	-
	$(25,068)		$7,108

	For the year ended July 31, 2011
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$22,676	Cost of product sold- propane and other gas liquids sales	$(17,358)
	$22,676		$(17,358)

The changes in derivative gains (losses) included in accumulated other comprehensive loss (“AOCL”) for the years ended July 31, 2012, 2011 and 2010 were as follows:

	For the year ended July 31,
Derivative gains (losses) included in AOCL	2012	2011	2010
Beginning balance	$5,161	$(157)	$(989)
Net earnings (loss) on risk management commodity derivatives	(23,290)	22,676	12,063
Reclassification of commodity hedges to cost of product sold - propane and other gas liquids sales	7,108	(17,358)	(11,231)
Net loss on risk management interest rate derivatives	(1,778)	-	-
Ending balance	$(12,799)	$5,161	$(157)

Ferrellgas expects to reclassify net losses of approximately $9.6 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2012 and 2011, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2012, Ferrellgas had financial derivative contracts covering  1.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $0.8 million at July 31, 2012.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating.  As of July 31, 2012, a downgrade in the Partnership’s debt rating would not trigger any further reduction in credit limit.  The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position on July 31, 2012 is $4.7 million for which Ferrellgas has posted collateral of $4.3 million in the normal course of business. The credit-risk-related contingent features underlying these agreements will not result in any additional collateral requirements as of July 31, 2012.

L.    Transactions with related parties

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

	For the year ended July 31,
	2012	2011	2010
Operating expense	$198,576	$206,276	$224,974

General and administrative expense	$26,213	$26,777	$24,620

See additional discussions about transactions with the general partner and related parties in Note I – Partners’ capital.

M.    Contingencies and commitments

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

Ferrellgas has received notice that the Offices of the District Attorneys of several counties in California and the Federal Trade Commission are investigating cylinder labeling and filling practices and any anti-trust issues relating to the amount of propane contained in propane tanks. They issued administrative subpoenas seeking documents and information relating to those practices and Ferrellgas has responded. Ferrellgas believes that its cylinders were correctly filled and labeled and will defend any claims that may result from this investigation. Ferrellgas does not believe any loss is probable or reasonably estimable at this time related to these investigations.

Ferrellgas has also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that Ferrellgas violates consumer protection laws in the manner Ferrellgas sets prices and fees for its customers. Based on Ferrellgas’ business practices, Ferrellgas believes that the claims are without merit and intends to defend the claims vigorously. The court has stayed discovery on this matter pending Ferrellgas’ motion to compel arbitration, and the case has not been certified for class treatment. The court has permitted limited discovery into an individual claim and the case has not been certified for class treatment. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to this class action lawsuit.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and its credit facility. See Note H – Debt – for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next five fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $0.8 million as of July 31, 2012. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $3.7 million as of July 31, 2012. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2012:

	Future minimum rental and buyout amounts by fiscal year
	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$23,236	$17,423	$14,003	$11,572	$8,869	$8,925

Operating lease buyouts	$1,428	$1,876	$795	$1,017	$1,221	$5,631

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $31.7 million, $33.3 million and $33.7 million for fiscal 2012, 2011 and 2010, respectively.

N.    Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $9.4 million, $10.2 million and $9.3 million during fiscal 2012, 2011 and 2010, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2012, 2011 and 2010 were $2.9 million, $3.1 million and $3.2 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2012, 2011 and 2010, other comprehensive income and other liabilities were adjusted by $38 thousand, $0.2 million and $46 thousand, respectively.

O.    Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) available per common unitholders’ interest in the consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. There was not a dilutive effect resulting from this guidance on basic and diluted net earnings (loss) per common unitholders’ interest for fiscal 2012, 2011 and 2010.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities. Units that could potentially dilute basic net earnings per common unitholders’ interest in the future that were not included in the computation of diluted net earnings per common unitholders’ interest, because it would have been antidilutive for the years ended July 31, 2012 and 2011 were 0.1 million and 0.1 million, respectively.

	For the year ended July 31,
	2012	2011	2010
Common unitholders’ interest in net earnings (loss)	$(10,842)	$(43,212)	$32,382

Weighted average common units outstanding (in thousands)	77,572.4	72,313.6	69,241.7

Dilutive securities	-	-	131.8

Weighted average common units outstanding plus dilutive securities	77,572.4	72,313.6	69,373.5

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.14)	$(0.60)	$0.47

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

For the year ended July 31, 2012	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$538,426	$829,272	$629,619	$341,775
Gross margin from propane and other gas liquids sales (a)	111,097	178,967	155,123	113,872
Net earnings (loss)	(32,895)	36,787	21,062	(35,850)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(32,604)	36,374	20,807	(35,529)
Common unitholders’ interest in net earnings (loss)	(32,278)	36,010	20,599	(35,173)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.42)	$0.47	$0.26	$(0.45)

For the year ended July 31, 2011	First quarter	Second quarter (b)	Third quarter (c)	Fourth quarter
Revenues	$400,192	$840,992	$732,373	$449,658
Gross margin from propane and other gas liquids sales (a)	112,137	214,763	164,608	111,405
Net earnings (loss)	(28,265)	22,419	3,369	(41,283)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(28,043)	22,129	3,173	(40,907)
Common unitholders’ interest in net earnings (loss)	(27,763)	21,908	3,141	(40,498)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.40)	$0.31	$0.04	$(0.53)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales.”
(b)

Includes “Loss on extinguishment of debt,” which decreased Net earnings by $36.4 million, decreased Net earnings attributable to Ferrellgas Partners, L.P. by $36.1 million, decreased Common unitholders’ interest in net earnings by $35.7 million and decreased Basic and diluted net earnings per common unitholders’ interest by $0.50. See Note H – Debt – for a discussion of make-whole payments and non-cash write-offs of debt.

(c)

Includes litigation accrual and related legal fees, which decreased Net earnings by $10.5 million, decreased Net earnings attributable to Ferrellgas Partners, L.P. by $10.4 million, decreased Common unitholders’ interest in net earnings by $10.3 million and decreased Basic and diluted net earnings per common unitholders’ interest by $0.14. Also includes “Loss on extinguishment of debt,” which decreased Net earnings by $10.6 million, decreased Net earnings attributable to Ferrellgas Partners, L.P. by $10.5 million, decreased Common unitholders’ interest in net earnings by $10.4 million and decreased Basic and diluted net earnings per common unitholders’ interest by $0.14. See Note M – Contingencies and commitments - for a discussion of the litigation accrual and related legal fees. See Note H – Debt – for a discussion of make-whole payments and non-cash write-offs of debt.

Q.  Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Ferrellgas Partners Finance Corp.

Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P., and referred to herein as the “Company”) as of July 31, 2012 and 2011, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

October 1, 2012

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

BALANCE SHEETS

	July 31,
ASSETS	2012	2011

Cash	$969	$969
Total assets	$969	$969

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	10,919	8,920

Accumulated deficit	(10,950)	(8,951)
Total stockholder's equity	$969	$969

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF EARNINGS

	For the year ended July 31,
	2012	2011	2010

General and administrative expense	$1,999	$2,789	$568

Net loss	$(1,999)	$(2,789)	$(568)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF STOCKHOLDER'S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity

July 31, 2009	1,000	$1,000	$5,594	$(5,594)	$1,000
Capital contribution	-	-	537	-	537
Net loss	-	-	-	(568)	(568)
July 31, 2010	1,000	1,000	6,131	(6,162)	969
Capital contribution	-	-	2,789	-	2,789
Net loss	-	-	-	(2,789)	(2,789)
July 31, 2011	1,000	1,000	8,920	(8,951)	969
Capital contribution	-	-	1,999	-	1,999
Net loss	-	-	-	(1,999)	(1,999)
July 31, 2012	1,000	$1,000	$10,919	$(10,950)	$969

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(1,999)	$(2,789)	$(568)
Cash used in operating activities	(1,999)	(2,789)	(568)

Cash flows from financing activities:
Capital contribution	1,999	2,789	537
Cash provided by financing activities	1,999	2,789	537

Change in cash	-	-	(31)
Cash - beginning of year	969	969	1,000
Cash - end of year	$969	$969	$969

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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2012, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $4,270 associated with the net operating loss carryforward of $10,977, which expire at various dates through July 31, 2032, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2012, 2011 or 2010, and there is no net deferred tax asset as of July 31, 2012 and 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Ferrellgas, L.P. and subsidiaries

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries. (“Ferrellgas”) as of July 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Ferrellgas’ management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Ferrellgas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Ferrellgas’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, effective August 1, 2010, the Partnership adopted new accounting guidance with respect to transfers of financial assets and the consolidation of variable interest entities.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

October 1, 2012

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$8,218	$7,342
Accounts and notes receivable (including $121,812 and $112,509 of accounts receivable pledged as collateral at 2012 and 2011, respectively, and net of allowance for doubtful accounts of $3,812 and $4,310 at 2012 and 2011, respectively)	124,004	159,532
Inventories	127,598	136,139
Prepaid expenses and other current assets	29,275	23,867
Total current assets	289,095	326,880

Property, plant and equipment, net	626,551	642,205
Goodwill	248,944	248,944
Intangible assets, net	189,118	204,136
Other assets, net	39,954	34,651
Total assets	$1,393,662	$1,456,816

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$47,824	$67,541
Short-term borrowings	95,730	64,927
Collateralized note payable	74,000	61,000
Other current liabilities	120,384	102,674
Total current liabilities	337,938	296,142

Long-term debt	877,085	868,920
Other liabilities	25,499	23,068
Contingencies and commitments (Note M)	-	-

Partners' capital:
Limited partner	164,737	261,323
General partner	1,683	2,669
Accumulated other comprehensive income (loss)	(13,280)	4,694
Total partners' capital	153,140	268,686
Total liabilities and partners' capital	$1,393,662	$1,456,816

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

	For the year ended July 31,
	2012	2011	2010

Revenues:
Propane and other gas liquids sales	$2,160,945	$2,212,257	$1,900,318
Other	178,147	210,958	198,742
Total revenues	2,339,092	2,423,215	2,099,060

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,601,886	1,609,344	1,257,534
Cost of product sold - other	95,323	124,470	108,638
Operating expense (includes $2.7 million, $3.8 million and $2.2 million for the years ended July 31, 2012, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	401,377	410,680	408,590
Depreciation and amortization expense	83,841	82,486	82,491
General and administrative expense (includes $6.1 million, $9.7 million and $5.7 million for the years ended July 31, 2012, 2011 and 2010, respectively, for non-cash stock and unit-based compensation)	43,212	61,891	51,772
Equipment lease expense	14,648	14,435	13,441
Non-cash employee stock ownership plan compensation charge	9,440	10,157	9,322
Loss on disposal of assets and other	6,035	3,633	8,485

Operating income	83,330	106,119	158,787

Interest expense	(77,127)	(80,074)	(76,786)
Loss on extinguishment of debt	-	(36,449)	(17,308)
Other income (expense), net	506	567	(442)

Earnings (loss) before income taxes	6,709	(9,837)	64,251

Income tax expense	1,120	1,225	1,890

Net earnings (loss)	$5,589	$(11,062)	$62,361

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the year ended July 31,
	2012	2011	2010

Net earnings (loss)	$5,589	$(11,062)	$62,361
Cumulative effect of accounting change	-	1,255	-
Other comprehensive income (loss)
Net earnings (loss) on risk management derivatives	(25,068)	22,676	12,063
Reclassification of derivatives to earnings	7,108	(17,358)	(11,231)
Foreign currency translation adjustment	(52)	2	2
Pension liability adjustment	38	(220)	(46)
Other comprehensive income (loss)	(17,974)	5,100	788
Comprehensive income (loss)	$(12,385)	$(4,707)	$63,149

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2009	$418,532	$4,272	$(1,194)	$421,610

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	16,980	173	-	17,153

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	3,061	31	-	3,092

Cash contributed by Ferrellgas Partners and the general partner	51,300	523	-	51,823

Cash distributions	(191,822)	(1,958)	-	(193,780)

Comprehensive income:
Net earnings	61,731	630	-	62,361
Other comprehensive income (loss):
Net earnings on risk management derivatives	-	-	12,063
Reclassification of derivatives to earnings	-	-	(11,231)
Foreign currency translation adjustment	-	-	2
Pension liability adjustment	-	-	(46)
Other comprehensive income (loss)				788
Comprehensive income				63,149

Balance at July 31, 2010	359,782	3,671	(406)	363,047

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	23,406	239	-	23,645

Contributions in connection with acquisitions and other	2,940	30	-	2,970

Cash contributed by Ferrellgas Partners and general partner	157,680	1,611	-	159,291

Cash distributions	(272,777)	(2,783)	-	(275,560)

Comprehensive loss:
Net loss	(10,950)	(112)	-	(11,062)
Cumulative effect of change in accounting principle	1,242	13	-	1,255
Other comprehensive income (loss):
Net earnings on risk management derivatives	-	-	22,676
Reclassification of derivatives to earnings	-	-	(17,358)
Foreign currency translation adjustment	-	-	2
Pension liability adjustment	-	-	(220)
Other comprehensive income (loss)				5,100
Comprehensive loss				(4,707)

Balance at July 31, 2011	261,323	2,669	4,694	268,686

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	18,099	184	-	18,283

Contributions in connection with acquisitions and other	1,300	13	-	1,313

Cash contributed by Ferrellgas Partners and general partner	50,700	518	-	51,218

Cash distributions	(172,218)	(1,757)	-	(173,975)

Comprehensive loss:
Net earnings	5,533	56	-	5,589
Other comprehensive income (loss):
Net loss on risk management derivatives	-	-	(25,068)
Reclassification of derivatives to earnings	-	-	7,108
Foreign currency translation adjustment	-	-	(52)
Pension liability adjustment	-	-	38
Other comprehensive income (loss)				(17,974)
Comprehensive loss				(12,385)

Balance at July 31, 2012	$164,737	$1,683	$(13,280)	$153,140

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$5,589	$(11,062)	$62,361
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	83,841	82,486	82,491
Non-cash employee stock ownership plan compensation charge	9,440	10,157	9,322
Non-cash stock and unit-based compensation charge	8,843	13,488	7,831
Loss on disposal of assets	6,035	3,633	7,296
Loss on transfer of accounts receivable related to the accounts receivable securitization	-	-	6,566
Loss on extinguishment of debt	-	25,403	-
Provision for doubtful accounts	4,822	6,212	8,440
Deferred tax expense	913	751	439
Other	1,902	3,755	1,417
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	30,497	(28,732)	2,529
Inventories	8,541	30,772	(37,103)
Prepaid expenses and other current assets	(8,485)	(4,317)	(831)
Accounts payable	(19,143)	18,613	(263)
Accrued interest expense	165	449	601
Other current liabilities	7,988	(3,268)	(139)
Other liabilities	(445)	439	1,544
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	-	-	124,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	-	-	1,334,144
Remittances of amounts collected as servicer of accounts receivable securitizations	-	-	(1,448,144)
Net cash provided by operating activities	140,503	148,779	162,501

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,400)	(7,327)	(40,914)
Capital expenditures	(49,303)	(49,759)	(45,185)
Proceeds from sale of assets	5,742	5,994	9,220
Other	-	-	(4,480)
Net cash used in investing activities	(53,961)	(51,092)	(81,359)

Cash flows from financing activities:
Distributions	(173,975)	(275,560)	(193,780)
Contributions from partners	51,218	159,291	51,823
Proceeds from increase in long-term debt	49,697	564,807	656,861
Payments on long-term debt	(52,885)	(552,285)	(576,955)
Net additions to (reductions in) short-term borrowings	30,803	(2,276)	1,044
Net additions to collateralized short-term borrowings	13,000	14,000	-
Cash paid for financing costs	(3,472)	(9,713)	(15,798)
Net cash used in financing activities	(85,614)	(101,736)	(76,805)

Effect of exchange rate changes on cash	(52)	2	2

Increase (decrease) in cash and cash equivalents	876	(4,047)	4,339
Cash and cash equivalents - beginning of year	7,342	11,389	7,050
Cash and cash equivalents - end of year	$8,218	$7,342	$11,389

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

(3)    Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all intercompany accounts and transactions. Ferrellgas, L.P. consolidates the following wholly-owned taxable corporations: Blue Rhino Global Sourcing, Inc. and Blue Rhino Canada, Inc. Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned consolidated subsidiary, is a special purpose entity that has agreements with Ferrellgas, L.P. to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(4)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2012	2011	2010
CASH PAID FOR:
Interest	$72,999	$72,211	$66,223
Income taxes	$756	$575	$1,524
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$1,300	$2,940	$3,061
Liabilities incurred in connection with acquisitions	$2,321	$2,290	$5,494
Property, plant and equipment additions	$233	$807	$593

(5)    Fair value measurements: Ferrellgas L.P. measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

The common framework for measuring fair value utilizes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

• Level 1: Quoted prices in active markets for identical assets or liabilities.

• Level 2: Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

(6)    Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas, L.P. has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(7)    Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

(8)    Property, plant and equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note E – Supplemental financial statement information – for further discussion of property, plant and equipment.

(9)    Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Based on the guidance in Accounting Standards Codification (“ASC”) 280 – “Segment Reporting” and ASC 350 – “Intangibles – Goodwill and other,” Ferrellgas, L.P. has determined that it has three reporting units for goodwill impairment testing purposes. Two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to its carrying amount. Ferrellgas, L.P. has completed the impairment test for each of its reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2012.

(10)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer lists, non-compete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas, L.P. tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas, L.P. has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G – Goodwill and intangible assets, net – for further discussion of intangible assets.

(11)    Derivatives instruments and hedging activities:

Commodity Price Risk.   Ferrellgas, L.P.’s overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices.

Ferrellgas L.P.’s risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas L.P. attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

Ferrellgas L.P.’s risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas L.P.’s positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas L.P.’s gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.

Ferrellgas L.P.’s risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. All of Ferrellgas L.P.’s derivative instruments are reported on the consolidated balance sheet at fair value.

Ferrellgas L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas L.P.’s financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas L.P. makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas, L.P.’s risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets” or “Other current liabilities” on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Interest Rate Risk.   Ferrellgas L.P.’s overall objective for entering into interest rate derivative contracts, including swaps, is to manage its exposure to interest rate risk associated with its fixed rate senior notes and its floating rate borrowings from both the secured credit facility and the accounts receivable securitization facility. Fluctuations in interest rates subject Ferrellgas L.P. to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas L.P.’s fixed rate debt, while increases in interest rates subject Ferrellgas L.P. to the risk of increased interest expense related to its variable rate borrowings.

Ferrellgas L.P. enters into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is recorded at fair value while the fair value of interest rate derivatives that are considered fair value hedges are classified as “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or “Other liabilities” on the consolidated balance sheet. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statement of earnings.

Ferrellgas enters into cash flow hedges to help reduce its variable interest rate risk. Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in ”Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other Comprehensive Income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of earnings as they occur.

(12)   Revenue recognition: Revenues from the distribution of propane and other gas liquids are recognized by Ferrellgas    with payments generally due 30 days after receipt. We offer “even pay” billing programs that can create customer deposits or advances. We recognize revenue from these deposits or advance customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

(13)   Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of earnings. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas, L.P. are classified within “Equipment lease expense.” See Note E – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(14)    Cost of product sold: “Cost of product sold – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. “Cost of product sold – other” primarily includes costs related to the sale of propane appliances and equipment.

(15)   Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(16) General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(17)  Stock-based and unit option plans:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. The options currently outstanding under the UOP vest over one or five-year periods, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas Partners’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Management believes that there are three groups of employees eligible to participate in the UOP. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2012, 2011 and 2010, the portion of the total non-cash compensation charge relating to the UOP was $8 thousand, $13 thousand and $23 thousand, respectively, and related to grants of unit options to acquire 0.3 million common units.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas, L.P. stock-compensation plan; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2012, 2011 and 2010, the portion of the total non-cash compensation charge relating to the ICP was $8.8  million, $13.5 million and $7.8 million, respectively.

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

(18)    Income taxes:  Ferrellgas, L.P. is a limited partnership and owns four subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between Ferrellgas, L.P.’s financial reporting year end and limited partners tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2012	2011	2010
Current expense	$207	$474	$1,451
Deferred expense	913	751	439
Income tax expense	$1,120	$1,225	$1,890

Deferred taxes consisted of the following:

	2012	2011
Deferred tax assets	$1,158	$992
Deferred tax liabilities	(4,241)	(3,194)
Net deferred tax liability	$(3,083)	$(2,202)

(19)   Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(20)  Segment information: Ferrellgas, L.P. is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

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

FASB Accounting Standard Update Nos. 2011-05 and 2011-12

In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas, L.P. has elected to early adopt ASU 2011-05 in fiscal 2012, which did not have a significant impact on its financial position, results of operations or cash flows. Due to the adoption of this guidance in fiscal 2012, Ferrellgas has added a new financial statement “Consolidated Statements of Comprehensive Income.”

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

FASB ASC 860 & ASC 810 - Transfers of financial assets and variable interest entities (“VIE”)

In June 2009, the FASB issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (“QSPEs”). The second amends guidance applicable to VIEs. The provisions of these amendments require Ferrellgas, L.P. to evaluate all VIEs to determine whether they must be consolidated.

As a result of the prospective adoption of these amendments on August 1, 2010, Ferrellgas Receivables is now accounted for as a consolidated subsidiary. Upon adoption, Ferrellgas, L.P. recognized $107.9 million of “Accounts receivable pledged as collateral, net,” $0.6 million of “Other assets, net” and $47.0 million of ”Collateralized notes payable,” derecognized $44.9 million of “Notes receivable from Ferrellgas Receivables” and $15.3 million of “Retained interest in Ferrellgas Receivables” and recorded a $1.3 million “Cumulative effect of a change in accounting principle.”

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

During fiscal 2012, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $14.0 million in the following transactions:

•	Economy Propane, based in California, acquired September 2011;
•	Federal Petroleum Company, based in Texas, acquired October 2011;
•	Polar Gas Company, based in Wisconsin, acquired November 2011;
•	Welch Propane, based in Texas, acquired November 2011; and
•	Rio Grande Valley Gas, based in Texas, acquired January 2012.

During fiscal 2011, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $12.6 million in the following transactions:

•	Beatty’s Gas, based in Pennsylvania, acquired October 2010;
•	Kings River Propane, based in California, acquired December 2010;
•	Bennett Gas Company, based in Georgia, acquired December 2010;
•	Ram Propane, based in Wyoming, acquired March 2011; and
•	Williams Panhandle Propane, based in Florida, acquired July 2011.

During fiscal 2010, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $45.1 million in the following transaction:

•	Vanson, LLC, based in Michigan, acquired September 2009.

These acquisitions were funded as follows (in thousands):

	For the year ended July 31,
	2012	2011	2010
Cash payments	$10,400	$7,298	$36,497
Issuance of liabilities and other costs and considerations	2,334	2,348	5,556
Contribution of net assets from Ferrellgas Partners	1,300	2,940	3,061
Aggregate fair value of transactions	$14,034	$12,586	$45,114

The aggregate fair values of these transactions were allocated as follows:

	For the year ended July 31,
	2012	2011	2010
Customer tanks, buildings, land and other	$7,454	$7,746	$14,707
Non-compete agreements	1,006	1,684	3,271
Goodwill	-	5	-
Customer lists	5,574	3,151	27,136
Aggregate fair value of transactions	$14,034	$12,586	$45,114

The estimated fair values and useful lives of assets acquired during fiscal 2012 are based on a preliminary internal valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2011 and 2010 are based on an internal valuation and included only minor adjustments during the 12 month period after the date of acquisition.

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

E.    Supplemental financial statement information

Inventories consist of the following:

	2012	2011
Propane gas and related products	$110,517	$113,826
Appliances, parts and supplies	17,081	22,313
Inventories	$127,598	$136,139

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 36 months. As of July 31, 2012, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately  104.8 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2012	2011
Land	Indefinite	$31,229	$30,920
Land improvements	2-20	11,418	11,200
Buildings and improvements	20	67,027	66,043
Vehicles, including transport trailers	8-20	102,374	104,188
Bulk equipment and district facilities	5-30	109,050	105,485
Tanks, cylinders and customer equipment	2-30	782,293	778,599
Computer and office equipment	2-5	116,916	116,281
Construction in progress	n/a	3,421	3,154
		1,223,728	1,215,870
Less: accumulated depreciation		597,177	573,665
Property, plant and equipment, net		$626,551	$642,205

Depreciation expense totaled $60.0 million,  $58.7 million and $61.3 million for fiscal 2012, 2011 and 2010, respectively.

Other current liabilities consist of the following:

	2012	2011
Accrued interest	$17,938	$17,773
Accrued litigation and insurance	9,061	16,565
Accrued payroll	16,495	12,974
Customer deposits and advances	28,842	19,784
Other	48,048	35,578
Other current liabilities	$120,384	$102,674

oss on disposal of assets and other consists of the following:

	For the year ended July 31,
	2012	2011	2010
Loss on disposal of assets	$6,035	$3,633	$7,296
Loss on transfer of accounts receivable related to the accounts receivable securitization	-	-	6,566
Service income related to the accounts receivable securitization	-	-	(5,377)
Loss on disposal of assets and other	$6,035	$3,633	$8,485

See Note B – Summary of significant accounting policies - (20) New accounting standards – ASC 860 & 810 Transfers of financial assets and variable interest entities – for a discussion of changes in accounting for accounts receivable securitization transactions.

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2012	2011	2010
Operating expense	$177,903	$183,899	$183,612
Depreciation and amortization expense	6,545	6,063	5,601
Equipment lease expense	12,841	12,823	14,192
	$197,289	$202,785	$203,405

F.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2012	2011
Accounts receivable pledged as collateral	$121,812	$112,509
Accounts receivable	5,788	51,104
Other	216	229
Less: Allowance for doubtful accounts	(3,812)	(4,310)
Accounts and notes receivable, net	$124,004	$159,532

During January 2012, Ferrellgas, L.P. executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces Ferrellgas, L.P.’s previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. At July 31, 2012, $121.8 million of trade accounts receivable were pledged as collateral against $74.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2012, Ferrellgas, L.P. had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2011, Ferrellgas, L.P. had received cash proceeds of $61.0 million from trade accounts receivables securitized, with the ability to receive proceeds of an additional $3.0 million. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.6% and 3.6% as of July 31, 2012 and 2011, respectively.

G.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of:

	July 31, 2012			July 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$248,944	$-	$248,944	$248,944	$-	$248,944

Intangible assets, net
Amortized intangible assets
Customer lists	$404,409	$(282,848)	$121,561	$398,835	$(263,631)	$135,204
Non-compete agreements	47,030	(39,153)	7,877	46,024	(37,189)	8,835
Other	3,507	(2,892)	615	3,507	(2,540)	967
	454,946	(324,893)	130,053	448,366	(303,360)	145,006

Unamortized intangible assets
Trade names & trademarks	59,065	-	59,065	59,130	-	59,130
Total intangible assets, net	$514,011	$(324,893)	$189,118	$507,496	$(303,360)	$204,136

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

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2012	$21,604
2011	23,766
2010	21,180

Estimated amortization expense:
For the year ended July 31,
2013	$21,130
2014	17,862
2015	15,035
2016	14,864
2017	14,288

H.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2012 and 2011, $95.7 million and $64.9 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2012	2011
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 9.125%, due 2017, net of unamortized discount of $3,036 and $3,472 at July 31, 2012 and 2011, respectively (2)	296,964	296,528
Fair value adjustments related to interest rate swaps	7,784	-

Secured credit facility
Variable interest rate, expiring September 2016 (net of $95.7 million and $64.9 million classified as short-term borrowings at July 31, 2012 and 2011, respectively)	64,270	64,573

Notes payable
9.1% and 9.2% weighted average interest rate at July 31, 2012 and 2011, respectively, due 2012 to 2020, net of unamortized discount of $2,727 and $2,805 at July 31, 2012 and 2011, respectively	10,588	10,376
	879,606	871,477
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,521	2,557
Long-term debt	$877,085	$868,920

(1)    On November 24, 2010, the Ferrellgas L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. Ferrellgas, L.P. received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. This debt redemption transaction also resulted in $25.3 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs. These notes are general unsecured senior obligations of Ferrellgas L.P. and are effectively junior to all future senior secured indebtedness of Ferrellgas L. P., to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas L.P. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1,

2021. Ferrellgas L.P. would incur prepayment penalties if it were to repay the notes prior to 2019. During July 2011, Ferrellgas, L.P. completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

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

Secured credit facility

During September 2011, Ferrellgas, L.P. executed an amendment to its secured credit facility. This amendment changed the maturity of the secured credit facility to five years, extended the maturity date to September 2016 and changed the applicable margins for base rate and Eurodollar loans. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the amended secured credit facility bear interest at rates ranging from 1.25% to 1.50% lower than the previous secured credit facility.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2012, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt. As of July 31, 2011, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $129.5 million, of which $64.6 million was classified as long-term debt.

Borrowings outstanding at July 31, 2012 and 2011 under the secured credit facility had a weighted average interest rate of 4.2% and 6.5%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•

for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00% (as of July 31, 2012 and 2011, the margin was  2.00% and 3.00%, respectively); or

•

for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00% (as of July 31, 2012 and 2011, the margin was 3.00% and 4.00%, respectively).

As of July 31, 2012, the federal funds rate and Bank of America’s prime rate were 0.13% and 3.25%, respectively. As of July 31, 2011, the federal funds rate and Bank of America’s prime rate were 0.11% and 3.25%, respectively. As of July 31, 2012, the one-month and three-month Eurodollar Rates were 0.31% and 0.43%, respectively. As of July 31, 2011, the one-month and three-month Eurodollar Rates were 0.22% and 0.34%, respectively.

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

Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2011 totaled $47.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2012, Ferrellgas, L.P. had available letter of credit remaining capacity of $135.5 million. At July 31, 2011, Ferrellgas, L.P. had available letter of credit remaining capacity of $152.5 million. Ferrellgas, L.P. incurred commitment fees of $0.9 million, $1.1 million and $0.9 million in fiscal 2012, 2011 and 2010, respectively.

Interest rate swaps

In May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Beginning in May 2012, Ferrellgas, L.P. will receive 9.125% and will pay one-month LIBOR plus 7.96%, on the $140.0 million swapped. In May 2012, Ferrellgas, L.P. also entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Beginning in May 2012, Ferrellgas, L.P. will receive 6.5% and will pay a one-month LIBOR plus 4.715%, on the $140.0 million swapped. Ferrellgas, L.P. has accounted for these agreements as fair value hedges.

In May 2012, Ferrellgas, L.P. entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas, L.P.’s secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas, L.P. will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through July 2018, Ferrellgas, L.P. will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas, L.P. has accounted for this agreement as a cash flow hedge.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2012, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2013	$2,521
2014	2,456
2015	2,385
2016	2,319
2017	65,071
Thereafter	802,833
Total	$877,585

I.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the year ended July 31,
	2012	2011	2010
Ferrellgas Partners	$172,218	$272,777	$191,822
General partner	1,757	2,783	1,958

On August 23, 2012, Ferrellgas, L.P. declared distributions for the three months ended July 31, 2012 to Ferrellgas Partners and the general partner of $39.9 million and $0.4 million, respectively, which were paid on September 14, 2012.

Partnership contributions

During fiscal 2012, Ferrellgas, L.P. received cash contributions of $50.7 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.’s secured credit facility.

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

During fiscal 2012 and 2011, Ferrellgas, L.P. received asset contributions of $1.3 million and $2.9 million, respectively, from Ferrellgas Partners in connection with acquisitions of propane distribution assets.

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Accumulated other comprehensive loss (“AOCL”)

See Note K – Derivative instruments and hedging activities –  for details regarding changes in fair value on risk management financial derivatives recorded within AOCL for the years ended July 31, 2012 and 2011.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2012, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2011, the general partner made cash contributions of $1.6 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

J.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2012 and 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$-	$7,784	$-	$7,784
Commodity derivatives propane swaps	-	1,049	-	1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$-	$(1,778)	$-	$(1,778)
Commodity derivatives propane swaps	-	(12,069)	-	(12,069)

July 31, 2011:
Assets:
Derivative financial instruments:
Commodity derivatives propane swaps	$-	$7,637	$-	$7,637
Liabilities:
Derivative financial instruments:
Commodity derivatives propane swaps	$-	$(2,476)	$-	$(2,476)

The fair values of Ferrellgas L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2012 and July 31, 2011, the estimated fair value of Ferrellgas L.P.’s long-term debt instruments was $991.6 million and $941.3 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices.

Ferrellgas L.P.  has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

K.   Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Ferrellgas, L.P. also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed in Note H - Debt. Additional information related to derivatives is provided in Note B – Summary of significant accounting policies.

Derivative instruments and hedging activity

During the years ended July 31, 2012 and 2011, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2012 and 2011:

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	-
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

	July 31, 2011
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$7,637	Other current liabilities	$2,476
	Total	$7,637	Total	$2,476

The following table provides a summary of the effect on Ferrellgas L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2012 and 2011 of derivatives accounted for under ASC 815-25, Derivatives and Hedging – Fair Value Hedges, that were designated as hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,		For the year ended July 31,
		2012	2011	2012	2011
Interest rate swap agreements	Interest expense	$757	$-	$(21,875)	$(21,875)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2012 and 2011 of the effective portion of derivatives accounted for under ASC 815-30, Derivatives and Hedging – Cash Flow Hedges that were designated as hedging instruments:

	For the year ended July 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(23,290)	Cost of product sold- propane and other gas liquids sales	$7,108
Interest rate swap agreements	(1,778)	Interest expense	-
	$(25,068)		$7,108

	For the year ended July 31, 2011
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$22,676	Cost of product sold- propane and other gas liquids sales	$(17,358)
	$22,676		$(17,358)

The changes in derivative gains (losses) included in accumulated other comprehensive loss (“AOCL”) for the years ended July 31, 2012, 2011 and 2010 were as follows:

	For the year ended July 31,
Derivative gains (losses) included in AOCL	2012	2011	2010
Beginning balance	$5,161	$(157)	$(989)
Net earnings (loss) on risk management commodity derivatives	(23,290)	22,676	12,063
Reclassification of commodity hedges to cost of product sold - propane and other gas liquids sales	7,108	(17,358)	(11,231)
Net loss on risk management interest rate derivatives	(1,778)	-	-
Ending balance	$(12,799)	$5,161	$(157)

Ferrellgas, L.P. expects to reclassify net losses of approximately $9.6 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2012 and 2011, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2012, Ferrellgas, L.P. had financial derivative contracts covering 1.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $0.8 million at July 31, 2012.

Ferrellgas L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating.  As of July 31, 2012, a downgrade in the Partnership’s debt rating would not trigger any further reduction in credit limit.  The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position on July 31, 2012 is $4.7 million for which Ferrellgas L.P. has posted collateral of $4.3 million in the normal course of business. The credit-risk-related contingent features underlying these agreements will not result in any additional collateral requirements as of July 31, 2012.

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

	For the year ended July 31,
	2012	2011	2010
Operating expense	$198,576	$206,276	$224,974

General and administrative expense	$26,213	$26,777	$24,620

See additional discussions about transactions with the general partner and related parties in Note I – Partners’ capital.

M.    Contingencies and commitments

Litigation

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P..

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

Ferrellgas, L.P. has received notice that the Offices of the District Attorneys of several counties in California and the Federal Trade Commission are investigating cylinder labeling and filling practices and any anti-trust issues relating to the amount of propane contained in propane tanks. They issued administrative subpoenas seeking documents and information relating to those practices and Ferrellgas, L.P. has responded. Ferrellgas, L.P. believes that its cylinders were correctly filled and labeled and will defend any claims that may result from this investigation. Ferrellgas, L.P. does not believe any loss is probable or reasonably estimable at this time related to these investigations.

Ferrellgas, L.P. has also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that Ferrellgas, L.P. violates consumer protection laws in the manner Ferrellgas, L.P. sets prices and fees for its customers. Based on Ferrellgas, L.P.’s business practices, Ferrellgas, L.P. believes that the claims are without merit and intends to defend the claims vigorously. The court has stayed discovery on this matter pending Ferrellgas, L.P.’s motion to compel arbitration, and the case has not been certified for class treatment. The court has permitted limited discovery into an individual claim and the case has not been certified for class treatment. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to this class action lawsuit.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and its credit facility. See Note H – Debt – for a description of these debt obligations and a schedule of future maturities.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next five fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $0.8 million as of July 31, 2012. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $3.7 million as of July 31, 2012. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2012:

	Future minimum rental and buyout amounts by fiscal year
	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$23,236	$17,423	$14,003	$11,572	$8,869	$8,925

Operating lease buyouts	$1,428	$1,876	$795	$1,017	$1,221	$5,631

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $31.7 million, $33.3 million and $33.7 million for fiscal 2012, 2011 and 2010, respectively.

N.    Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $9.4 million, 10.2 million and $9.3 million during fiscal 2012, 2011 and 2010, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2012, 2011 and 2010 were  $2.9 million, 3.1 million and $3.2 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2012, 2011 and 2010, other comprehensive income and other liabilities were adjusted by $38 thousand, 0.2 million and $46 thousand, respectively.

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

For the year ended July 31, 2012	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$538,426	$829,272	$629,619	$341,775
Gross margin from propane and other gas liquids sales (a)	111,097	178,967	155,123	113,872
Net earnings (loss)	$(28,802)	$40,884	$25,253	$(31,746)

For the year ended July 31, 2011	First quarter	Second quarter (b)	Third quarter (c)	Fourth quarter
Revenues	$400,192	$840,992	$732,373	$449,658
Gross margin from propane and other gas liquids sales (a)	112,137	214,763	164,608	111,405
Net earnings (loss)	$(21,999)	$28,688	$19,416	$(37,167)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales.”
(b)	Includes “Loss on extinguishment of debt,” which decreased Net earnings by $36.4 million. See Note H – Debt – for a discussion of make-whole payments and non-cash write-offs of debt.
(c)

Includes litigation accrual and related legal fees, which decreased Net earnings by $10.5 million. See Note M – Contingencies and commitments - for a discussion of the litigation accrual and related legal fees.

P.  Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Ferrellgas Finance Corp.

Overland Park, Kansas

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P., and referred to herein as the “Company”) as of July 31, 2012 and 2011, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

October 1, 2012

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEETS

	July 31,
ASSETS	2012	2011

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	38,871	35,382

Accumulated deficit	(38,771)	(35,282)
Total stockholder's equity	$1,100	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF EARNINGS

	For the year ended July 31,
	2012	2011	2010

General and administrative expense	$3,489	$8,163	$20,462

Net loss	$(3,489)	$(8,163)	$(20,462)

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF STOCKHOLDER'S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity

July 31, 2009	1,000	1,000	6,757	(6,657)	1,100
Capital contribution	-	-	20,462	-	20,462
Net loss	-	-	-	(20,462)	(20,462)
July 31, 2010	1,000	1,000	27,219	(27,119)	1,100
Capital contribution	-	-	8,163	-	8,163
Net loss	-	-	-	(8,163)	(8,163)
July 31, 2011	1,000	1,000	35,382	(35,282)	1,100
Capital contribution	-	-	3,489	-	3,489
Net loss	-	-	-	(3,489)	(3,489)
July 31, 2012	1,000	$1,000	$38,871	$(38,771)	$1,100

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(3,489)	$(8,163)	$(20,462)
Cash used in operating activities	(3,489)	(8,163)	(20,462)

Cash flows from financing activities:
Capital contribution	3,489	8,163	20,462
Cash provided by financing activities	3,489	8,163	20,462

Change in cash	-	-	-
Cash - beginning of year	1,100	1,100	1,100
Cash - end of year	$1,100	$1,100	$1,100

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2012, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $15,101 associated with the net operating loss carryforward of $38,821, which expires at various dates through July 31, 2032, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2012, 2011 and 2010, and there is no net deferred tax asset as of July 31, 2012 and 2011.

D.    Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Ferrellgas Partners, L.P. and Subsidiaries

Schedule I	Parent Only Balance Sheets as of July 31, 2012 and 2011 and Statements of Earnings and Cash Flows for the years ended July 31, 2012, 2011 and 2010	S-2

Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2012, 2011 and 2010.	S-5

Ferrellgas, L.P. and Subsidiaries

Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2012, 2011 and 2010.	S-6

		Schedule 1
FERRELLGAS PARTNERS, L.P.
PARENT ONLY

BALANCE SHEETS
(in thousands, except unit data)

	July 31,
	2012	2011
ASSETS

Cash and cash equivalents	$211	$95
Prepaid expenses and other current assets	40	18
Investment in Ferrellgas, L.P.	151,578	265,956
Other assets, net	3,366	3,657
Total assets	$155,195	$269,726

LIABILITIES AND PARTNERS' DEFICIT

Other current liabilities	$2,283	$2,139
Long-term debt	182,000	182,000

Partners' deficit
Common unitholders (79,006,619 and 75,966,353 units outstanding at 2012 and 2011, respectively)	43,701	139,614
General partner (798,047 and 767,337 units outstanding at 2012 and 2011, respectively)	(59,630)	(58,660)
Accumulated other comprehensive income (loss)	(13,159)	4,633
Total Ferrellgas Partners, L.P. partners' deficit	(29,088)	85,587
Total liabilities and partners' deficit	$155,195	$269,726

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF EARNINGS
(in thousands)

	For the year ended July 31,
	2012	2011	2010

Equity in earnings (loss) of Ferrellgas, L.P.	$5,533	$(10,950)	$61,731
Operating expense	(350)	(358)	(424)

Operating income (loss)	5,183	(11,308)	61,307

Interest expense	(16,127)	(21,811)	(24,498)
Loss on extinguishment of debt	-	(10,513)	(3,408)
Other income (expense), net	-	-	(666)
Income tax expense	(8)	(16)	(26)

Net earnings (loss)	$(10,952)	$(43,648)	$32,709

FERRELLGAS PARTNERS, L.P.
PARENT ONLY

STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(10,952)	$(43,648)	$32,709
Reconciliation of net earnings (loss) to net cash used in operating activities:
Other	398	1,509	1,182
Equity in (earnings) loss of Ferrellgas, L.P.	(5,533)	10,950	(61,731)
Net cash used in operating activities	(16,087)	(31,189)	(27,840)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	172,218	272,777	191,822
Cash contributed to Ferrellgas, L.P.	(50,700)	(157,680)	(51,300)
Net cash provided by investing activities	121,518	115,097	140,522

Cash flows from financing activities:
Distributions	(156,520)	(145,002)	(139,763)
Cash paid for financing costs	(135)	(173)	(6,275)
Proceeds from increase in long-term debt	-	-	280,000
Reductions in long-term debt	-	(98,000)	(268,000)
Issuance of common units (net of issuance costs of $62, $300 and $18 for the years ended July 31, 2012, 2011 and 2010, respectively	49,938	157,212	19,949
Proceeds from exercise of common unit options	891	544	1,189
Other	511	1,594	214
Net cash used in financing activities	(105,315)	(83,825)	(112,686)

Increase (decrease) in cash and cash equivalents	116	83	(4)
Cash and cash equivalents - beginning of year	95	12	16
Cash and cash equivalents - end of year	$211	$95	$12

					Schedule II
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period

Year ended July 31, 2012

Allowance for doubtful accounts	$4,310	$4,822	$(5,320)	(1)	$3,812

Year ended July 31, 2011

Allowance for doubtful accounts	$5,010	$5,174	$(6,874)	(1)	$4,310
			1,000	(2)
Year ended July 31, 2010

Allowance for doubtful accounts	$4,294	$7,821	$(7,105)	(1)	$5,010

(1) Uncollectible accounts written off, net of recoveries.

(2) Allowance for doubtful accounts increased on August 1, 2010 due to a change in generally accepted accounting principles related to the elimination of the concept of a qualifying special-purpose-entity and the consolidation of Ferrellgas Receivables, LLC.

					Schedule II
FERRELLGAS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period

Year ended July 31, 2012

Allowance for doubtful accounts	$4,310	$4,822	$(5,320)	(1)	$3,812

Year ended July 31, 2011

Allowance for doubtful accounts	$5,010	$5,174	$(6,874)	(1)	$4,310
			1,000	(2)
Year ended July 31, 2010

Allowance for doubtful accounts	$4,294	$7,821	$(7,105)	(1)	$5,010

(1) Uncollectible accounts written off, net of recoveries.

(2) Allowance for doubtful accounts increased on August 1, 2010 due to a change in generally accepted accounting principles related to the elimination of the concept of a qualifying special-purpose-entity and the consolidation of Ferrellgas Receivables, LLC.

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

	10.5

First Amendment to Receivables Purchase Agreement dated as of April 30, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2012.

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

	10.17

ISDA 2002 Master Agreement and Schedule to the 2002 ISDA Master Agreement both dated as of May 3, 2012 together with three Confirmation of Swap Transaction documents each dated as of May 8, 2012, all between SunTrust Bank and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed June 8, 2012.

	#	10.18

Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012.

		16.1	Deloitte & Touche LLP letter regarding change in certifying accountant. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed September 7, 2012.

*		21.1	List of subsidiaries

*		23.1

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2012.

*		23.2

Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2012.

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