Form 10-Q
period 2012-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2012-12-10
CIK 922358, 922359, 922360, 1012493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At November 30, 2012, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	79,015,619	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.

FERRELLGAS PARTNERS FINANCE CORP.

FERRELLGAS, L.P.

FERRELLGAS FINANCE CORP.

For the quarterly period ended October 31, 2012

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	October 31,	July 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,678	$8,429
Accounts and notes receivable (including $139,433 and $121,812 of accounts receivable pledged as collateral at October 31, 2012 and July 31, 2012, respectively)	146,946	124,004
Inventories	136,813	127,598
Prepaid expenses and other current assets	36,681	29,315
Total current assets	329,118	289,346

Property, plant and equipment (net of accumulated depreciation of $601,113 and $597,177 at October 31, 2012 and July 31, 2012, respectively)	616,921	626,551
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $330,262 and $324,893 at October 31, 2012 and July 31, 2012, respectively)	187,577	189,118
Other assets, net	46,448	43,320
Total assets	$1,429,008	$1,397,279

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$67,865	$47,824
Short-term borrowings	117,897	95,730
Collateralized note payable	82,000	74,000
Other current liabilities	132,076	122,667
Total current liabilities	399,838	340,221

Long-term debt	1,069,261	1,059,085
Other liabilities	29,476	25,499
Contingencies and commitments (Note J)	-	-

Partners' deficit:
Common unitholders (79,015,619 and 79,006,619 units outstanding at October 31, 2012 and July 31, 2012, respectively)	(7,799)	43,701
General partner unitholder (798,138 and 798,047 units outstanding at October 31, 2012 and July 31, 2012, respectively)	(60,150)	(59,630)
Accumulated other comprehensive loss	(2,795)	(13,159)
Total Ferrellgas Partners, L.P. partners' deficit	(70,744)	(29,088)
Noncontrolling interest	1,177	1,562
Total partners' deficit	(69,567)	(27,526)
Total liabilities and partners' deficit	$1,429,008	$1,397,279

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)
	For the three months ended October 31,
	2012	2011

Revenues:
Propane and other gas liquids sales	$335,281	$514,219
Other	27,628	24,207
Total revenues	362,909	538,426

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	213,657	403,122
Cost of product sold - other	9,197	6,626
Operating expense (includes $0.7 million and $1.2 million for the three months ended October 31, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	97,145	100,578
Depreciation and amortization expense	20,875	20,674
General and administrative expense (includes $2.4 million and $1.7 for the three months ended October 31, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	11,155	11,114
Equipment lease expense	3,923	3,529
Non-cash employee stock ownership plan compensation charge	2,402	2,579
Loss on disposal of assets and other	271	309

Operating income (loss)	4,284	(10,105)

Interest expense	(22,435)	(23,387)
Other income (expense), net	91	(33)

Loss before income taxes	(18,060)	(33,525)

Income tax benefit	(264)	(630)

Net loss	(17,796)	(32,895)

Net loss attributable to noncontrolling interest	(138)	(291)

Net loss attributable to Ferrellgas Partners, L.P.	(17,658)	(32,604)

Less: General partner's interest in net loss	(177)	(326)
Common unitholders' interest in net loss	$(17,481)	$(32,278)

Basic and diluted net loss per common unitholders' interest	$(0.22)	$(0.42)

Cash distributions declared per common unit	$0.50	$0.50

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended October 31,
	2012	2011

Net loss	$(17,796)	$(32,895)
Other comprehensive income (loss)
Change in value on risk management derivatives	6,276	(2,528)
Reclassification of gains and losses of derivatives to earnings	4,191	(1,879)
Foreign currency translation adjustment	2	2
Other comprehensive income (loss)	10,469	(4,405)
Comprehensive loss	(7,327)	(37,300)
Less: comprehensive loss attributable to noncontrolling interest	(33)	(336)
Comprehensive loss attributable to Ferrellgas Partners, LP	$(7,294)	$(36,964)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)
						Total
						Ferrellgas
	Number of units				Accumulated	Partners', L.P.		Total
		General		General	other	partners'	Non-	partners'
	Common	partner	Common	partner	comprehensive	capital	controlling	capital
	unitholders	unitholder	unitholders	unitholder	(loss)	(deficit)	interest	(deficit)

Balance at July 31, 2011	75,966.4	767.3	139,614	(58,660)	4,633	85,587	2,730	88,317

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	-	-	5,386	55	-	5,441	55	5,496

Distributions	-	-	(37,983)	(384)	-	(38,367)	(391)	(38,758)

Comprehensive loss:
Net loss	-	-	(32,278)	(326)	-	(32,604)	(291)	(32,895)
Other comprehensive income (loss):
Change in value on risk management derivatives	-	-	-	-	(2,502)		(26)
Reclassification of gains and losses of derivatives to earnings	-	-	-	-	(1,860)		(19)
Foreign currency translation adjustment	-	-	-	-	2		-
Other comprehensive income (loss)						(4,360)		(4,405)
Comprehensive loss						(36,964)	(336)	(37,300)

Balance at October 31, 2011	75,966.4	767.3	$74,739	$(59,315)	$273	$15,697	$2,058	$17,755

Balance at July 31, 2012	79,006.6	798.0	$43,701	$(59,630)	$(13,159)	$(29,088)	$1,562	$(27,526)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	-	-	5,384	55	-	5,439	55	5,494

Distributions	-	-	(39,508)	(399)	-	(39,907)	(407)	(40,314)

Common unit options issued	9.0	0.1	105	1	-	106	-	106

Comprehensive loss:
Net loss	-	-	(17,481)	(177)	-	(17,658)	(138)	(17,796)
Other comprehensive income (loss):
Change in value on risk management derivatives	-	-	-	-	6,212		64
Reclassification of gains and losses of derivatives to earnings	-	-	-	-	4,150		41
Foreign currency translation adjustment	-	-	-	-	2		-
Other comprehensive income (loss)						10,364		10,469
Comprehensive loss						(7,294)	(33)	(7,327)

Balance at October 31, 2012	79,015.6	798.1	$(7,799)	$(60,150)	$(2,795)	$(70,744)	$1,177	$(69,567)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(17,796)	$(32,895)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,875	20,674
Non-cash employee stock ownership plan compensation charge	2,402	2,579
Non-cash stock and unit-based compensation charge	3,092	2,917
Loss on disposal of assets and other	271	309
Provision for doubtful accounts	1,008	1,952
Deferred tax expense	379	164
Other	997	581
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(24,696)	(48,026)
Inventories	(9,215)	(48,391)
Prepaid expenses and other current assets	(4,532)	(12,197)
Accounts payable	20,047	48,048
Accrued interest expense	5,139	5,181
Other current liabilities	11,420	26,339
Other liabilities	442	38
Net cash provided by (used in) operating activities	9,833	(32,727)

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(4,300)	(5,300)
Capital expenditures	(9,909)	(14,924)
Proceeds from sale of assets	4,771	1,363
Net cash used in investing activities	(9,438)	(18,861)

Cash flows provided by (used in) financing activities:
Distributions	(39,907)	(38,367)
Proceeds from increase in long-term debt	11,333	18,656
Payments on long-term debt	(1,439)	(1,259)
Net additions to short-term borrowings	22,167	61,144
Net additions to collateralized short-term borrowings	8,000	20,000
Cash paid for financing costs	-	(2,500)
Noncontrolling interest activity	(407)	(391)
Proceeds from exercise of common unit options	105	-
Net cash (used in) provided by financing activities	(148)	57,283

Effect of exchange rate changes on cash	2	2

Increase in cash and cash equivalents	249	5,697
Cash and cash equivalents - beginning of year	8,429	7,437
Cash and cash equivalents - end of year	$8,678	$13,134

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of October 31, 2012, Ferrell Companies beneficially owns 21.7 million, or 27%, of Ferrellgas Partners’ outstanding common units. Ferrellgas, Inc. (the “general partner”) has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. The general partner performs all management functions required by Ferrellgas.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2012 and 2011 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2012.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts and stock and unit-based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2012	2011
CASH PAID FOR:
Interest	$16,027	$16,817
Income taxes	$18	$3
NON-CASH INVESTING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$743	$952
Change in accruals for property, plant and equipment additions	$227	$642

(3)    New accounting standards:

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

FASB Accounting Standard Update No. 2012-02

In July 2012, the FASB issued ASU 2012-02, which amends the existing guidance on impairment testing of indefinite-lived intangible assets. Under the new guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Ferrellgas does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

C.  Supplemental financial statement information

Inventories consist of the following:

	October 31,	July 31,
	2012	2012
Propane gas and related products	$120,590	$110,517
Appliances, parts and supplies	16,223	17,081
Inventories	$136,813	$127,598

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms of fewer than 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2012, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 128.4 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31,	July 31,
	2012	2012
Accrued interest	$25,084	$19,945
Accrued litigation and insurance	10,391	9,061
Accrued payroll	13,970	16,495
Customer deposits and advances	42,190	28,842
Other	40,441	48,324
Other current liabilities	$132,076	$122,667

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2012	2011
Operating expense	$43,901	$43,788
Depreciation and amortization expense	1,527	1,584
Equipment lease expense	3,387	3,091
	$48,815	$48,463

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31,	July 31,
	2012	2012
Accounts receivable pledged as collateral	$139,433	$121,812
Accounts receivable	11,265	5,788
Other	414	216
Less: Allowance for doubtful accounts	(4,166)	(3,812)
Accounts and notes receivable, net	$146,946	$124,004

At October 31, 2012, $139.4 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2012, the operating partnership had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2012, the operating partnership had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds . Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.6% and 2.6% as of October 31, 2012 and July 31, 2012, respectively.

E.  Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2012 and July 31, 2012, $117.9 million and $95.7 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of October 31, 2012, Ferrellgas had total borrowings outstanding under its secured credit facility of $193.5 million, of which $75.6 million was classified as long-term debt. As of July 31, 2012, Ferrellgas had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt.

Borrowings outstanding at October 31, 2012 and July 31, 2012 under the secured credit facility had a weighted average interest rate of 4.1% and 4.2%, respectively.

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

Letters of credit outstanding at October 31, 2012 totaled $55.6 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At

October 31, 2012, Ferrellgas had available letter of credit remaining capacity of $144.4 million. At July 31, 2012, Ferrellgas had available letter of credit remaining capacity of $135.5 million.

F.  Partners' capital

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2012	2011
Public common unitholders	$26,470	$25,640
Ferrell Companies (1)	10,735	10,040
FCI Trading (2)	98	98
Ferrell Propane (3)	26	26
Mr. Ferrell (4)	2,179	2,179
General partner	399	384
	$39,907	$38,367

(1)	Ferrell Companies is the owner of the general partner and a 27% direct owner of Ferrellgas Partner’s common units and thus a related party.
(2)	FCI Trading is an affiliate of the general partner and thus a related party.
(3)	Ferrell Propane is controlled by the general partner and thus a related party.
(4)	James E. Ferrell (“Mr. Ferrell”) is the Executive Chairman of the general partner and thus a related party.

On November 20, 2012, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2012, which is expected to be paid on December 14, 2012. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$10,735
FCI Trading	98
Ferrell Propane	26
Mr. Ferrell	2,179
General partner	399

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive  loss (“AOCL”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCL for the three months ended October 31, 2012 and 2011.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2012, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31,  2011, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

G.  Fair value measurements

Derivative financial  instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2012 and July 31, 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$-	$7,311	$-	$7,311
Commodity derivatives propane swaps	$-	$4,166	$-	$4,166
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$-	$(2,028)	$-	$(2,028)
Commodity derivatives propane swaps	$-	$(4,469)	$-	$(4,469)

July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$-	$7,784	$-	$7,784
Commodity derivatives propane swaps	$-	$1,049	$-	$1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$-	$(1,778)	$-	$(1,778)
Commodity derivatives propane swaps	$-	$(12,069)	$-	$(12,069)

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

H.  Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Ferrellgas also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the three months ended October 31, 2012 and 2011, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ condensed consolidated balance sheets as of October 31, 2012 and 2011:

	October 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$4,166	Other current liabilities	$4,469
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,350	Other current liabilities	-
Interest rate swap agreements, noncurrent portion	Other assets, net	3,961	Other liabilities	2,028
	Total	$11,477	Total	$6,497

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	-
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

The following table provides a summary of the effect on Ferrellgas’ condensed consolidated statements of earnings for the three months ended October 31, 2012 and 2011 of derivatives that were designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2012	2011	2012	2011
Interest rate swap agreements	Interest expense	$724	$-	$(5,469)	$(5,469)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three months ended October 31, 2012 and 2011 of the effective portion of derivatives that were designated as cash flow hedging instruments:

	For the three months ended October 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$6,526	Cost of product sold- propane and other gas liquids sales	$(4,191)
Interest rate swap agreements	(250)	Interest expense	-
	$6,276		$(4,191)

	For the three months ended October 31, 2011
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(2,528)	Cost of product sold- propane and other gas liquids sales	$1,879
	$(2,528)		$1,879

The changes in derivative gains (losses) included in accumulated other comprehensive loss (“AOCL”) for the three months ended October 31, 2012 and 2011 were as follows:

	For the three months ended October 31,
Derivative gains (losses) included in AOCL	2012	2011
Beginning balance	$(12,799)	$5,161
Change in value on risk management commodity derivatives	6,526	(2,528)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	4,191	(1,879)
Change in value on risk management interest rate derivatives	(250)	-
Ending balance	$(2,332)	$754

Ferrellgas expects to reclassify net losses of approximately $0.2 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase, normal sales exception.

During the three months ended October 31, 2012 and 2011, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2012, Ferrellgas had financial derivative contracts covering 1.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $2.8 million at October 31, 2012.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the operating partnership’s debt rating.  As of October 31, 2012, a downgrade in the operating partnership’s debt rating would not trigger any further reduction in credit limit. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position on October 31, 2012 is $0.8 million for which Ferrellgas has posted collateral of $0.9 million in the normal course of business. The credit-risk-related contingent features underlying these agreements will not result in any additional collateral requirements as of October 31, 2012.

I.  Transactions with related parties

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

	For the three months ended October 31,
	2012	2011
Operating expense	$47,784	$49,347

General and administrative expense	$6,273	$6,017

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ capital.

J.    Contingencies and commitments

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

Ferrellgas has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities.  The plaintiffs in each case generally allege that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received approval by the Court. Ferrellgas believes these claims will not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas beyond the amount paid during March 2012 for these claims.

Ferrellgas has received notice that the Offices of the District Attorneys of several counties in California and the Federal Trade Commission are investigating cylinder labeling and filling practices and any anti-trust issues relating to the amount of propane contained in propane tanks. These government agencies issued administrative subpoenas seeking documents and information relating to those practices and Ferrellgas has responded. Ferrellgas believes that its cylinders were correctly filled and labeled and will defend any claims that may result from this investigation. Ferrellgas does not believe any loss is probable or reasonably estimable at this time related to these investigations.

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

K.    Net loss per common unitholders’ interest

Below is a calculation of the basic and diluted net loss available per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was not a dilutive effect resulting from this guidance on basic and diluted net loss per common unitholders’ interest for the three months ended October 31, 2012 nor 2011.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the three months ended October 31,
	2012	2011
Common unitholders’ interest in net loss	$(17,481)	$(32,278)

Weighted average common units outstanding (in thousands)	79,013.3	75,966.4

Dilutive securities	-	-

Weighted average common units outstanding plus dilutive securities	79,013.3	75,966.4

Basic and diluted net loss per common unitholders’ interest	$(0.22)	$(0.42)

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS
(unaudited)
	October 31,	July 31,
	2012	2012
ASSETS

Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)	-	-

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	10,919	10,919

Accumulated deficit	(10,950)	(10,950)
Total stockholder's equity	$969	$969

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF EARNINGS
(unaudited)
	For the three months ended October 31,
	2012	2011

General and administrative expense	$-	$50

Net loss	$-	$(50)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2012	2011
Cash flows from (used in) operating activities:
Net loss	$-	$(50)
Cash used in operating activities	-	(50)

Cash flows from (used in) financing activities:
Capital contribution	-	50
Cash provided by financing activities	-	50

Change in cash	-	-
Cash - beginning of year	969	969
Cash - end of year	$969	$969

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of October 31, 2012, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	October 31,	July 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,362	$8,218
Accounts and notes receivable (including $139,433 and $121,812 of accounts receivable pledged as collateral at October 31, 2012 and July 31, 2012, respectively)	146,946	124,004
Inventories	136,813	127,598
Prepaid expenses and other current assets	36,641	29,275
Total current assets	328,762	289,095

Property, plant and equipment, (net of accumulated depreciation of $601,113 and $597,177 at October 31, 2012 and July 31, 2012, respectively)	616,921	626,551
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $330,262 and $324,893 at October 31, 2012 and July 31, 2012, respectively)	187,577	189,118
Other assets, net	43,199	39,954
Total assets	$1,425,403	$1,393,662

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$67,865	$47,824
Short-term borrowings	117,897	95,730
Collateralized note payable	82,000	74,000
Other current liabilities	125,807	120,384
Total current liabilities	393,569	337,938

Long-term debt	887,261	877,085
Other liabilities	29,476	25,499
Contingencies and commitments (Note J)	-	-

Partners' capital:
Limited partner	116,715	164,737
General partner	1,193	1,683
Accumulated other comprehensive loss	(2,811)	(13,280)
Total partners' capital	115,097	153,140
Total liabilities and partners' capital	$1,425,403	$1,393,662

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2012	2011

Revenues:
Propane and other gas liquids sales	$335,281	$514,219
Other	27,628	24,207
Total revenues	362,909	538,426

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	213,657	403,122
Cost of product sold - other	9,197	6,626
Operating expense (includes $0.7 million and $1.2 million for the three months ended October 31, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	97,082	100,516
Depreciation and amortization expense	20,875	20,674
General and administrative expense (includes $2.4 million and $1.7 million for the three months ended October 31, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	11,155	11,114
Equipment lease expense	3,923	3,529
Non-cash employee stock ownership plan compensation charge	2,402	2,579
Loss on disposal of assets and other	271	309

Operating income (loss)	4,347	(10,043)

Interest expense	(18,394)	(19,357)
Other income (expense), net	91	(33)

Loss before income taxes	(13,956)	(29,433)

Income tax benefit	(264)	(631)

Net loss	$(13,692)	$(28,802)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended October 31,
	2012	2011

Net loss	$(13,692)	$(28,802)
Other comprehensive income (loss)
Change in value on risk management derivatives	6,276	(2,528)
Reclassification of gains and losses of derivatives to earnings	4,191	(1,879)
Foreign currency translation adjustment	2	2
Other comprehensive income (loss)	10,469	(4,405)
Comprehensive loss	$(3,223)	$(33,207)

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	loss	capital

Balance at July 31, 2012	$164,737	$1,683	$(13,280)	$153,140

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	5,439	55	-	5,494

Distributions	(39,907)	(407)	-	(40,314)

Comprehensive loss:
Net loss	(13,554)	(138)	-	(13,692)
Other comprehensive income (loss):
Change in value on risk management derivatives	-	-	6,276
Reclassification of gains and losses of derivatives to earnings	-	-	4,191
Foreign currency translation adjustment	-	-	2
Other comprehensive income				10,469
Comprehensive loss				(3,223)

Balance at October 31, 2012	$116,715	$1,193	$(2,811)	$115,097

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(13,692)	$(28,802)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,875	20,674
Non-cash employee stock ownership plan compensation charge	2,402	2,579
Non-cash stock and unit-based compensation charge	3,092	2,917
Loss on disposal of assets and other	271	309
Provision for doubtful accounts	1,008	1,952
Deferred tax expense	379	164
Other	879	480
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(24,696)	(48,026)
Inventories	(9,215)	(48,391)
Prepaid expenses and other current assets	(4,532)	(12,202)
Accounts payable	20,047	48,048
Accrued interest expense	1,215	1,256
Other current liabilities	11,358	26,318
Other liabilities	442	38
Net cash provided by (used in) operating activities	9,833	(32,686)

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(4,300)	(5,300)
Capital expenditures	(9,909)	(14,924)
Proceeds from sale of assets	4,771	1,363
Net cash used in investing activities	(9,438)	(18,861)

Cash flows provided by (used in) financing activities:
Distributions	(40,314)	(38,758)
Proceeds from increase in long-term debt	11,333	18,656
Payments on long-term debt	(1,439)	(1,259)
Net additions to short-term borrowings	22,167	61,144
Net additions to collateralized short-term borrowings	8,000	20,000
Cash paid for financing costs	-	(2,500)
Net cash (used in) provided by financing activities	(253)	57,283

Effect of exchange rate changes on cash	2	2

Increase in cash and cash equivalents	144	5,738
Cash and cash equivalents - beginning of year	8,218	7,342
Cash and cash equivalents - end of year	$8,362	$13,080

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

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2012 and 2011 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2012.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts and stock and unit-based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2012	2011
CASH PAID FOR:
Interest	$16,027	$16,817
Income taxes	$18	$3
NON-CASH INVESTING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$743	$952
Change in accruals for property, plant and equipment additions	$227	$642

(3)  New accounting standards:

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

FASB Accounting Standard Update No. 2012-02

In July 2012, the FASB issued ASU 2012-02, which amends the existing guidance on impairment testing of indefinite-lived intangible assets. Under the new guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Ferrellgas does not expect the adoption of this guidance in fiscal 2013 to have a significant impact on its financial position, results of operations or cash flows.

C.  Supplemental financial statement information

Inventories consist of the following:

	October 31,	July 31,
	2012	2012
Propane gas and related products	$120,590	$110,517
Appliances, parts and supplies	16,223	17,081
Inventories	$136,813	$127,598

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms of fewer than 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2012, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 128.4 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31,	July 31,
	2012	2012
Accrued interest	$19,153	$17,938
Accrued litigation and insurance	10,391	9,061
Accrued payroll	13,970	16,495
Customer deposits and advances	42,190	28,842
Other	40,103	48,048
Other current liabilities	$125,807	$120,384

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2012	2011
Operating expense	$43,901	$43,788
Depreciation and amortization expense	1,527	1,584
Equipment lease expense	3,387	3,091
	$48,815	$48,463

D.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31,	July 31,
	2012	2012
Accounts receivable pledged as collateral	$139,433	$121,812
Accounts receivable	11,265	5,788
Other	414	216
Less: Allowance for doubtful accounts	(4,166)	(3,812)
Accounts and notes receivable, net	$146,946	$124,004

At October 31, 2012, $139.4 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2012, Ferrellgas, L.P. had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2012, Ferrellgas, L.P. had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.6% and 2.6% as of October 31, 2012 and July 31, 2012, respectively.

E.  Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2012 and July 31, 2012, $117.9 million and $95.7 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of October 31, 2012, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $193.5 million, of which $75.6 million was classified as long-term debt. As of July 31, 2012, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt.

Borrowings outstanding at October 31, 2012 and July 31, 2012 under the secured credit facility had a weighted average interest rate of 4.1% and 4.2%, respectively.

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

Letters of credit outstanding at October 31, 2012 totaled $55.6 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At October 31, 2012, Ferrellgas, L.P. had available letter of credit remaining capacity of $144.4 million. At July 31, 2012, Ferrellgas, L.P. had available letter of credit remaining capacity of $135.5 million.

F.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2012	2011
Ferrellgas Partners	$39,907	$38,367
General partner	407	391
	$40,314	$38,758

On November 20, 2012, Ferrellgas, L.P. declared distributions for the three months ended October 31, 2012 to Ferrellgas Partners and the general partner of $47.8 million and $0.5 million, respectively, which is expected to be paid on December 14, 2012.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive loss (“AOCL”)

See Note H – Derivative instruments and hedging activities –  for details regarding changes in fair value on risk management financial derivatives recorded within AOCL for the three months ended October 31, 2012 and 2011.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2012, the general partner made non-cash contributions of $55 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2011, the general partner made non-cash contributions of $55 thousand to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.  Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2012 and 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Idendical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$-	$7,311	$-	$7,311
Commodity derivatives propane swaps	$-	$4,166	$-	$4,166
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$-	$(2,028)	$-	$(2,028)
Commodity derivatives propane swaps	$-	$(4,469)	$-	$(4,469)

July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$-	$7,784	$-	$7,784
Commodity derivatives propane swaps	$-	$1,049	$-	$1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$-	$(1,778)	$-	$(1,778)
Commodity derivatives propane swaps	$-	$(12,069)	$-	$(12,069)

The fair values of Ferrellgas L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

H.  Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Ferrellgas, L.P. also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activity

During the three months ended October 31, 2012 and 2011, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2012 and July 31, 2012:

	October 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$4,166	Other current liabilities	$4,469
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,350	Other current liabilities	-
Interest rate swap agreements, noncurrent portion	Other assets, net	3,961	Other liabilities	2,028
	Total	$11,477	Total	$6,497

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	-
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

The following table provides a summary of the effect on Ferrellgas L.P.’s condensed consolidated statements of earnings for the three months ended October 31, 2012 and 2011 of derivatives that were designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2012	2011	2012	2011
Interest rate swap agreements	Interest expense	$724	$-	$(5,469)	$(5,469)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three months ended October 31, 2012 and 2011 of the effective portion of derivatives that were designated as cash flow hedging instruments:

	For the three months ended October 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$6,526	Cost of product sold- propane and other gas liquids sales	$(4,191)
Interest rate swap agreements	(250)	Interest expense	-
	$6,276		$(4,191)

	For the three months ended October 31, 2011
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(2,528)	Cost of product sold- propane and other gas liquids sales	$1,879
	$(2,528)		$1,879

The changes in derivative gains (losses) included in accumulated other comprehensive loss (“AOCL”) for the three months ended October 31, 2012 and 2011 were as follows:

	For the three months ended October 31,
Derivative gains (losses) included in AOCL	2012	2011
Beginning balance	$(12,799)	$5,161
Change in value on risk management commodity derivatives	6,526	(2,528)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	4,191	(1,879)
Change in value on risk management interest rate derivatives	(250)	-
Ending balance	$(2,332)	$754

Ferrellgas, L.P. expects to reclassify net losses of approximately $0.2 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase, normal sales exception.

During the three months ended October 31, 2012 and 2011, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2012, Ferrellgas, L.P. had financial derivative contracts covering 1.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $2.8 million at October 31, 2012.

Ferrellgas L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating.  As of October 31, 2012, a downgrade in the Partnership’s debt rating would not trigger any further reduction in credit limit.  The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position on October 31, 2012 is $0.8 million for which Ferrellgas L.P. has posted collateral of $0.9 million in the normal course of business. The credit-risk-related contingent features underlying these agreements will not result in any additional collateral requirements as of October 31, 2012.

I.  Transactions with related parties

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

	For the three months ended October 31,
	2012	2011
Operating expense	$47,784	$49,347

General and administrative expense	$6,273	$6,017

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ capital.

J.  Contingencies and commitments

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

Ferrellgas, L.P. has been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities.  The plaintiffs in each case generally allege that Ferrellgas, L.P. failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas, L.P. violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received approval by the Court. Ferrellgas, L.P. believes these claims will not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P. beyond the amount paid during March 2012 for these claims.

Ferrellgas, L.P. has received notice that the Offices of the District Attorneys of several counties in California and the Federal Trade Commission are investigating cylinder labeling and filling practices and any anti-trust issues relating to the amount of propane contained in propane tanks. These government agencies issued administrative subpoenas seeking documents and information relating to those practices and Ferrellgas, L.P. has responded. Ferrellgas, L.P. believes that its cylinders were correctly filled and labeled and will defend any claims that may result from this investigation. Ferrellgas, L.P. does not believe any loss is probable or reasonably estimable at this time related to these investigations.

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

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS
(unaudited)
	October 31,	July 31,
	2012	2012
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)	-	-

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	40,371	38,871

Accumulated deficit	(40,271)	(38,771)
Total stockholder's equity	$1,100	$1,100

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF EARNINGS
(unaudited)
	For the three months ended October 31,
	2012	2011

General and administrative expense	$1,500	$1,500

Net loss	$(1,500)	$(1,500)

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2012	2011
Cash flows from (used in) operating activities:
Net loss	$(1,500)	$(1,500)
Cash used in operating activities	(1,500)	(1,500)

Cash flows from (used in) financing activities:
Capital contribution	1,500	1,500
Cash provided by financing activities	1,500	1,500

Change in cash	-	-
Cash - beginning of year	1,100	1,100
Cash - end of year	$1,100	$1,100

See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.

(a wholly-owned subsidiary of Ferrellgas, L.P.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of October 31, 2012, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•

because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements and Note E – Debt in the respective notes to their condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units during both fiscal 2012 and 2013.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2013 sales commitments and, as of October 31, 2012, have experienced net mark to market losses of approximately $0.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2012, we estimate 73% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

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

“Net loss attributable to Ferrellgas Partners, L.P.” in the three months ended October 31, 2012 was $17.7 million compared to a net loss of $32.6 million in the prior period. This reduction in net loss of $14.9 million was primarily due to a $10.5 million increase in “Gross margin – propane and other gas liquids” and a $3.4 million decrease in “Operating expense”.

Our last completed annual goodwill impairment test was January 31, 2012.  We are not currently aware of any indicators that would indicate an impairment.

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

Some of our forward-looking statements include the following:

•

we expect the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt;

•	we expect Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	we expect “Net earnings” to increase in fiscal 2013 compared to fiscal 2012 primarily due to our anticipation that the following factors should result in increased operating income:
o	temperatures will be cooler than those of the unusually warm prior year which should result in increased propane sales gallons,
o	wholesale propane prices will continue to be lower than those of the prior year period which should result in greater “Gross margin-propane and other gas liquids sales” per gallon, and
o	management’s focus on long-term cost reductions should decrease expense per gallon from that of the prior year period.

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in our Annual Report on Form 10-K for our fiscal 2012 entitled, “Item 1A. Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Annual Report on Form 10-K.

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue

Service, as to our proper classification for federal income tax purposes. See the section in our Annual Report on Form 10-K for our fiscal 2012 entitled, “Item 1A. Risk Factors — Tax Risks.” The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders or to pay interest on the principal of any of our debt securities.

Results of Operations

Three months ended October 31, 2012 compared to October 31, 2011

			Favorable
(amounts in thousands)			(unfavorable)
Three months ended October 31,	2012	2011	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	124,883	132,848	(7,965)	-6%
Wholesale – Sales to Resellers	54,555	63,421	(8,866)	-14%
	179,438	196,269	(16,831)	-9%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$206,791	$282,448	$(75,657)	-27%
Wholesale – Sales to Resellers	102,745	142,089	(39,344)	-28%
Other Gas Sales	25,745	89,682	(63,937)	-71%
	$335,281	$514,219	$(178,938)	-35%

Gross margin -
Propane and other gas liquids sales: (a)
Retail – Sales to End Users	$88,083	$70,880	$17,203	24%
Wholesale – Sales to Resellers	37,497	36,871	626	2%
Other Gas Sales	(3,956)	3,346	(7,302)	NM
	$121,624	$111,097	$10,527	9%

Gross margin - Other	$18,431	$17,581	$850	5%
Operating income	4,284	(10,105)	14,389	NM
Adjusted EBITDA (b)	31,612	16,374	15,238	93%
Interest expense	(22,435)	(23,387)	952	4%
Interest expense - operating partnership	(18,394)	(19,357)	963	5%

(a)     Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

(b)     Adjusted EBITDA is calculated as earnings (loss) before income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other (income) expense, net, severance charges, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

NM – Not Meaningful

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended October 31, 2012 and 2011, respectively:

(amounts in thousands)
Three months ended October 31,	2012	2011
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$(17,658)	$(32,604)
Income tax benefit	(264)	(630)
Interest expense	22,435	23,387
Depreciation and amortization expense	20,875	20,674
EBITDA	$25,388	$10,827
Non-cash employee stock ownership plan compensation charge	2,402	2,579
Non-cash stock and unit-based compensation charge	3,092	2,917
Loss on disposal of assets and other	271	309
Other (income) expense, net	(91)	33
Nonrecurring litigation accrual and related legal fees	688	-
Net loss attributable to noncontrolling interest	(138)	(291)
Adjusted EBITDA	$31,612	$16,374

Propane sales volumes during the three months ended October 31, 2012 decreased 16.8 million gallons from that of the prior period due to both 8.9 million of decreased gallon sales to our retail customers and 8.9 million of decreased gallon sales to our wholesale customers, partially offset by 1.0 million of acquisition related gallons. We believe retail customer sales decreased due to our emphasis on maximizing delivery efficiencies to residential customers. Wholesale customer sales volume decreased primarily due to a decrease in lower margin sales of propane we typically purchase under refinery services agreements.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended October 31, 2012 averaged 39% less than the prior period. The wholesale market price averaged $0.92 and $1.52 per gallon during the three months ended October 31, 2012 and 2011, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in an increase in our gross margin per gallon. During this period of sharply declining prices, we earned relatively greater gross margin per gallon as our ability to moderate the decline in sales price per gallon did not keep up with the corresponding decline in wholesale propane prices.

Revenues - Propane and other gas liquids sales

Retail sales decreased $75.7 million compared to the prior period. This decrease resulted primarily from a $58.7 million decrease in sales price per gallon and $19.6 million from decreased retail propane sales volumes, partially offset by $2.6 million from gallons gained through acquisitions completed during the last twelve months, as discussed above.

Wholesale sales decreased $39.3 million compared to the prior period. This decrease resulted primarily from $25.6 million of decreased sales price per gallon and by $13.7 million of decreased sales volumes, both as discussed above.

Other gas sales decreased $63.9 million compared to the prior year period primarily due to $48.6 million from decreased sales volume of excess inventory to third party propane distributors and marketers, resulting from sales of excess inventory and $15.3 million of decreased sales price per gallon during the three months ended October 31, 2012.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $17.2 million compared to the prior year period. This increase resulted primarily from a $21.5 million increase in gross margin per gallon and $1.1 million from gallons gained through acquisitions completed during the last twelve months, partially offset by a $5.4 million decrease in propane sales volumes, each as discussed above.

Other gas sales gross margin decreased $7.3 million compared to the prior year period due to losses on sales of excess inventory to other third party propane distributors and marketers in a declining wholesale market price of propane environment.

Operating income

Operating income increased $14.4 million compared to the prior year period primarily due to $10.5 million of increased “Gross margin – Propane and other gas liquid sales,” as discussed above, and a $3.4 million decrease in “Operating expense”.

“Operating expense” decreased primarily due to management’s focus on long-term cost reductions which resulted in a $4.2 million reduction in personnel related costs and a $2.8 million reduction in plant and office costs, partially offset by $2.1 million in performance based incentive expense and $0.9 million in increased general liability and workers compensation related costs. General and administrative expenses remained unchanged primarily due to a $2.1 million reduction in personnel and other corporate costs offset by increases of $0.7 million in nonrecurring litigation accruals, $0.6 million in non-cash stock based compensation charges and $0.6 million in performance based incentive expense.

Adjusted EBITDA

Adjusted EBITDA increased $15.2 million compared to the prior year period primarily due to a $10.5 million increase in “Gross margin - Propane and other gas liquids sales” and a $3.0 million decrease in “Operating expense”, each as discussed above. General and administrative expenses remained unchanged primarily due to a $2.1 million reduction in personnel and other corporate costs offset by an increase of $0.6 million in non-cash stock based compensation charges and $0.6 million in performance based incentive expense.

Interest expense - consolidated

Interest expense decreased $1.0 million primarily due to $0.7 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period.

Interest expense - operating partnership

Interest expense decreased $1.0 million primarily due to $0.7 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period.

Forward-looking statements

We expect “Net earnings” to increase in fiscal 2013 compared to fiscal 2012 primarily due to our anticipation that the following factors should result in increased operating income:

•	temperatures will be cooler than those of the unusually warm prior year which should result in increased propane sales gallons,
•	wholesale propane prices will continue to be lower than those of the prior year period which should result in greater “Gross margin-propane and other gas liquids sales” per gallon, and
•	management’s focus on long-term cost reductions should decrease expense per gallon from that of the prior year period.

Liquidity and Capital Resources

General

Our liquidity and capital resources enable us to fund our working capital, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity and capital resources may be affected by our ability to access the capital markets or by unforeseen demands on cash, or other events beyond our control.

During the three months ended October 31, 2012, our propane operations were significantly impacted by the sustained decrease in the wholesale price of propane during the first three months of fiscal 2013, which caused us to generate significantly more operating income than in same period in fiscal 2012. We also believe that the continuing economic downturn has caused certain of our retail propane customers to conserve and thereby purchase less propane, shop for lower prices that may be available from other suppliers or begin using alternative energy sources.

For the twelve months ended October 31, 2012, our distributable cash flow is approximately 72% of the total cash distributions paid for that period. To mitigate this shortfall, we have enacted a series of efficiency initiatives and other cost cutting projects, as well as pricing initiatives designed to improve our sales margins. Until these projects are complete and weather patterns return to a more normal level, we anticipate an ongoing cash flow shortfall to our current distribution level.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in our Annual Report on Form 10-K for our fiscal 2012 entitled, “Item 1A. Risk Factors,” we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

During periods of high volatility, our risk management activities may expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls from us or may default on the settlement of positions with us.

Our working capital is subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather, customer retention and purchasing patterns and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital.

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

A quarterly distribution of $0.50 is expected to be paid on December 14, 2012, to all common units that were outstanding on December 7, 2012. This represents the seventy-third consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of October 31, 2012, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2013. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•

a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of November 30, 2012, these two registrants collectively had $750.0 million available under this shelf registration statement; and

•

an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of November 30, 2012, Ferrellgas Partners had $227.3 million available under this shelf agreement.

Operating Activities

Net cash provided by operating activities was $9.8 million for the three months ended October 31, 2012, compared to net cash used in operating activities of $32.7 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $27.2 million decrease in working capital requirements and a $14.9 million improvement in cash flow from operations.

The decrease in working capital requirements was primarily due to $34.1 million from the timing of inventory purchases and exchanges, a $23.3 million decrease in accounts receivable resulting from the significant decrease in the wholesale costs of propane from that of the prior year period as well as the timing of billings and collections on accounts receivable, and $6.6 million due to the timing of deposits made toward the purchase of propane appliances. These decreases were partially offset by $28.0 million from the timing of accounts payable disbursements and $5.1 million from the timing of customers’ uses of their deposits and advances.

The increase in cash flow from operations is primarily due to a $10.5 million increase in “Gross margin – Propane and other gas liquids sales” and a $3.4 million decrease in “Operating expense”, as discussed above.

The operating partnership

Net cash provided by operating activities was $9.8 million for the three months ended October 31, 2012, compared to net cash used in operating activities of $32.7 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $27.2 million decrease in working capital requirements and a $14.9 million improvement in cash flow from operations.

The decrease in working capital requirements was primarily due to $34.1 million from the timing of inventory purchases and exchanges, a $23.3 million decrease in accounts receivable resulting from the significant decrease in the wholesale costs of propane from that of the prior year period as well as the timing of billings and collections on accounts receivable, and $6.6 million due to the timing of deposits made toward the purchase of propane appliances. These decreases were partially offset by $28.0 million from the timing of accounts payable disbursements and $5.1 million from the timing of customers’ uses of their deposits and advances.

The increase in cash flow from operations is primarily due to a $10.5 million increase in “Gross margin - Propane and other gas liquids sales” and a $3.4 million decrease in “Operating expense”, as discussed above.

Investing Activities

Net cash used in investing activities was $9.4 million for the three months ended October 31, 2012, compared to net cash used in investing activities of $18.9 million for the prior year period. This decrease in net cash used in investing activities is primarily due to decreases of $5.0 million in capital expenditures and an increase of $3.4 million in “Proceeds from assets sales.” The decrease in capital expenditures relates primarily to decreased purchases of propane cylinders in our effort to better utilize existing assets. The increase in proceeds from assets sales relates primarily to a one-time sale of underutilized real estate assets.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended October 31, 2012, compared to net cash provided by financing activities of $57.3 million for the prior year period. This decrease in net cash provided by financing activities was primarily due to a $51.0 million net decrease in secured credit facility and accounts receivable securitization facility short-term borrowings and a $7.3 million decrease in proceeds from long-term borrowings, both of which are a result of improved cash flows from operating and investing activities as discussed above.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $39.9 million during the three months ended October, 31 2012 in connection with the distributions declared for the three months ended July 31, 2012. The quarterly distribution on all common units and the related general partner distributions for the three months ended October 31, 2012 of $39.9 million are expected to be paid on December 14, 2012 to holders of record on December 7, 2012.

Secured credit facility

As of October 31, 2012, we had total borrowings outstanding under our secured credit facility of $193.5 million, of which $75.6 million was classified as long-term debt. Additionally, Ferrellgas had $140.7 million of available borrowing capacity under this facility as of October 31, 2012.

Borrowings outstanding at October 31, 2012 under our secured credit facility had a weighted average interest rate of 4.1%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•

for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00%.

As of October 31, 2012, the federal funds rate and Bank of America’s prime rate were 0.18% and 3.25%, respectively. As of October 31, 2012, the one-month and three-month Eurodollar Rates were 0.27% and 0.30%, respectively.

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

Letters of credit outstanding at October 31, 2012 totaled $55.6 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. At October 31, 2012, we had available letter of credit remaining capacity of $144.4 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 2.0% to 3.0% (as of October 31, 2012, the rate was 3.0%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Ferrellgas Receivables, LLC is accounted for as a consolidated subsidiary. Expenses associated with accounts receivable securitization transactions are recorded in “Interest expense” in the condensed consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the condensed consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility decreased $12.0 million. We received net funding of $8.0 million from this facility during the three months ended October 31, 2012 as compared to receiving net funding of $20.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of October 31, 2012, we had received cash proceeds of $82.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of October 31, 2012, the weighted average interest rate was 2.6%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $40.3 million and $38.8 million during the three months ended October 31, 2012 and 2011, respectively. The operating partnership expects to pay cash distributions of $48.2 million on December 14, 2012.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $54.1 million for the three months ended October 31, 2012, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions paid during the quarter ended (in thousands)
	October 31, 2012	October 31, 2012
Ferrell Companies (1)	21,469,664	$10,735
FCI Trading Corp. (2)	195,686	98
Ferrell Propane, Inc. (3)	51,204	26
James E. Ferrell (4)	4,358,475	$2,179

(1)	Ferrell Companies is the sole shareholder of our general partner.
(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.
(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.
(4)	James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the three months ended October 31, 2012, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.8 million.

On December 14, 2012, Ferrellgas Partners and the operating partnership expect to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.9 million, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the three months ended October 31, 2012. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2012 and July 31, 2012, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $12.2 million and $8.8 million as of October 31, 2012 and July 31, 2012, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest rate risk

At October 31, 2012, we had $275.5 million, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.8 million for the twelve months ending October 31, 2013. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We have the following interest rate swaps outstanding as of October 31, 2012, all of which are designated as hedges for accounting purposes:

Term	Notional Amount (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Oct-17	$140,000	Pay a floating rate and receive a fixed rate of 9.125%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of 3 years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $2.8 million for the twelve months ending October 31, 2013. There would be no effect on cash flows due to a hypothetical change in interest rates on the $175.0 million swap because its forward start date is August 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus, actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2012, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to our Blue Rhino branded propane tank exchange activities. The plaintiffs in each case generally allege that we failed to inform consumers of the amount of propane contained in propane tanks they purchased and that we violated anti-trust laws by allegedly conspiring with a competitor. The federal cases have been coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement has received approval by the Court. We believe these claims will not have a material impact on our financial condition, results of operations and cash flows beyond the amount paid during March 2012 for these claims.

We have received notice that the Offices of the District Attorneys of several counties in California and the Federal Trade Commission are investigating cylinder labeling and filling practices and any anti-trust issues relating to the amount of propane contained in propane tanks. These government agencies issued administrative subpoenas seeking documents and information relating to those practices and we have responded. We believe that our cylinders were correctly filled and labeled and will defend any claims that may result from this investigation. We do not believe any loss is probable or reasonably estimable at this time related to these investigations.

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

ITEM 1A.    RISK FACTORS.

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal 2012.

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

	16.1	Deloitte & Touche LLP letter regarding change in certifying accountant. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K/A filed October 5, 2012.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	101.INS	XBRL Instance Document. (a)

*	101.SCH	XBRL Taxonomy Extension Schema Document. (a)

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (a)

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (a)

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (a)

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (a)

*	Filed herewith
#	Management contracts or compensatory plans.
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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date: December 10, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date: December 10, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date: December 10, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date: December 10, 2012	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director