Form 10-Q
period 2013-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP
filed 2013-03-07
CIK 922358, 922359, 922360, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At February 28, 2013, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	79,046,219	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

For the quarterly period ended January 31, 2013
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data) (unaudited)

	January 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,109	$8,429
Accounts and notes receivable (including $224,428 and $121,812 of accounts receivable pledged as collateral at January 31, 2013 and July 31, 2012, respectively)	238,558	124,004
Inventories	130,073	127,598
Prepaid expenses and other current assets	30,069	29,315
Total current assets	410,809	289,346

Property, plant and equipment (net of accumulated depreciation of $608,343 and $597,177 at January 31, 2013 and July 31, 2012, respectively)	610,984	626,551
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $335,627 and $324,893 at January 31, 2013 and July 31, 2012, respectively)	183,659	189,118
Other assets, net	48,603	43,320
Total assets	$1,502,999	$1,397,279

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$103,379	$47,824
Short-term borrowings	72,678	95,730
Collateralized note payable	134,000	74,000
Other current liabilities	122,915	122,667
Total current liabilities	432,972	340,221

Long-term debt	1,081,388	1,059,085
Other liabilities	30,960	25,499
Contingencies and commitments (Note J)	—	—

Partners' deficit:
Common unitholders (79,015,619 and 79,006,619 units outstanding at January 31, 2013 and July 31, 2012, respectively)	20,673	43,701
General partner unitholder (798,138 and 798,047 units outstanding at January 31, 2013 and July 31, 2012, respectively)	(59,863)	(59,630)
Accumulated other comprehensive loss	(4,547)	(13,159)
Total Ferrellgas Partners, L.P. partners' deficit	(43,737)	(29,088)
Noncontrolling interest	1,416	1,562
Total partners' deficit	(42,321)	(27,526)
Total liabilities and partners' deficit	$1,502,999	$1,397,279

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (in thousands, except per unit data) (unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Revenues:
Propane and other gas liquids sales	$583,074	$779,567	$918,355	$1,293,786
Other	75,791	49,705	103,419	73,912
Total revenues	658,865	829,272	1,021,774	1,367,698

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	376,236	600,600	589,893	1,003,722
Cost of product sold - other	47,437	24,468	56,634	31,094
Operating expense (includes $0.6 million and $0.7 million for the three months ended January 31, 2013 and 2012, respectively, and $1.3 million and $1.8 million for the six months ended January 31, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	106,192	104,414	203,337	204,992
Depreciation and amortization expense	20,751	21,042	41,626	41,716
General and administrative expense (includes $2.5 million and $0.9 million for the three months ended January 31, 2013 and 2012, respectively, and $4.9 million and $2.6 million for the six months ended January 31, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	12,717	11,236	23,872	22,350
Equipment lease expense	3,827	3,528	7,750	7,057
Non-cash employee stock ownership plan compensation charge	7,447	1,937	9,849	4,516
Loss on disposal of assets and other	2,120	523	2,391	832

Operating income	82,138	61,524	86,422	51,419

Interest expense	(22,619)	(24,046)	(45,054)	(47,433)
Other income, net	241	80	332	47

Earnings before income taxes	59,760	37,558	41,700	4,033

Income tax expense	917	771	653	141

Net earnings	58,843	36,787	41,047	3,892

Net earnings attributable to noncontrolling interest	636	413	498	122

Net earnings attributable to Ferrellgas Partners, L.P.	58,207	36,374	40,549	3,770

Less: General partner's interest in net earnings	3,138	364	405	38
Common unitholders' interest in net earnings	$55,069	$36,010	$40,144	$3,732

Basic and diluted net earnings per common unitholders' interest	$0.70	$0.47	$0.51	$0.05

Cash distributions declared per common unit	$0.50	$0.50	$1.00	$1.00

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Net earnings	$58,843	$36,787	$41,047	$3,892
Other comprehensive income (loss)
Change in value on risk management derivatives	(6,205)	(1,347)	71	(3,875)
Reclassification of gains and losses of derivatives to earnings	4,434	(834)	8,625	(2,713)
Foreign currency translation adjustment	1	(2)	3	—
Other comprehensive income (loss)	(1,770)	(2,183)	8,699	(6,588)
Comprehensive income (loss)	57,073	34,604	49,746	(2,696)
Less: comprehensive income attributable to noncontrolling interest	618	392	585	56
Comprehensive income (loss) attributable to Ferrellgas Partners, LP	$56,455	$34,212	$49,161	$(2,752)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) (in thousands) (unaudited)

	Number of units				Accumulated	Total Ferrellgas Partners, L.P.		Total
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder	other comprehensive income (loss)	partners' capital (deficit)	Non-controlling interest	partners' capital (deficit)
Balance at July 31, 2012	79,006.6	798.0	$43,701	$(59,630)	$(13,159)	$(29,088)	$1,562	$(27,526)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	15,739	159		15,898	163	16,061

Distributions	—	—	(79,016)	(798)		(79,814)	(894)	(80,708)

Common unit options issued	9.0	0.1	105	1		106	—	106

Comprehensive income:
Net earnings			40,144	405		40,549	498	41,047
Other comprehensive income					8,612	8,612	87	8,699
Comprehensive income						49,161	585	49,746

Balance at January 31, 2013	79,015.6	798.1	$20,673	$(59,863)	$(4,547)	$(43,737)	$1,416	$(42,321)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the six months ended January 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net earnings	$41,047	$3,892
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization expense	41,626	41,716
Non-cash employee stock ownership plan compensation charge	9,849	4,516
Non-cash stock and unit-based compensation charge	6,212	4,482
Loss on disposal of assets and other	2,391	832
Provision for doubtful accounts	2,515	3,461
Deferred tax expense	391	292
Other	1,911	1,155
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(117,208)	(136,899)
Inventories	(2,390)	(34,340)
Prepaid expenses and other current assets	(1,489)	(9,022)
Accounts payable	55,190	64,712
Accrued interest expense	(116)	2
Other current liabilities	8,473	10,882
Other liabilities	534	295
Net cash provided by (used in) operating activities	48,936	(44,024)

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(6,488)	(10,327)
Capital expenditures	(21,964)	(24,453)
Proceeds from sale of assets	6,163	2,374
Net cash used in investing activities	(22,289)	(32,406)

Cash flows provided by (used in) financing activities:
Distributions	(79,814)	(76,738)
Proceeds from increase in long-term debt	22,552	31,490
Payments on long-term debt	(1,868)	(52,220)
Net reductions in short-term borrowings	(23,052)	(8,890)
Net additions to collateralized short-term borrowings	60,000	144,000
Cash paid for financing costs	—	(3,315)
Noncontrolling interest activity	(894)	(352)
Proceeds from exercise of common unit options	105	239
Proceeds from equity offering, net of issuance costs	—	50,000
Cash contribution from general partner in connection with common unit issuances	1	504
Net cash provided by (used in) financing activities	(22,970)	84,718

Effect of exchange rate changes on cash	3	—

Increase in cash and cash equivalents	3,680	8,288
Cash and cash equivalents - beginning of year	8,429	7,437
Cash and cash equivalents - end of year	$12,109	$15,725

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of January 31, 2013, Ferrell Companies beneficially owns 21.7 million, or 27%, of Ferrellgas Partners’ outstanding common units. Ferrellgas, Inc. (the “general partner”) has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. The general partner performs all management functions required by Ferrellgas.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2013	2012
CASH PAID FOR:
Interest	$42,646	$44,799
Income taxes	$45	$90
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$1,300
Liabilities incurred in connection with acquisitions	$1,060	$2,321
Change in accruals for property, plant and equipment additions	$598	$979

(3)    New accounting standards:

FASB Accounting Standard Update No. 2011-08
In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas adopted this guidance for the quarter ended January 31, 2013 with no impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2012-02
In July 2012, the FASB issued ASU 2012-02, which amends the existing guidance on impairment testing of indefinite-lived intangible assets. Under the new guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Ferrellgas adopted this guidance for the quarter ended January 31, 2013 with no impact on its financial position, results of operations or cash flows.

C.  Supplemental financial statement information

Inventories consist of the following:

	January 31,	July 31,
	2013	2012
Propane gas and related products	$112,762	$110,517
Appliances, parts and supplies	17,311	17,081
Inventories	$130,073	$127,598

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms of fewer than 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2013, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 78.0 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31,	July 31,
	2013	2012
Accrued interest	$19,829	$19,945
Customer deposits and advances	25,302	28,842
Other	77,784	73,880
Other current liabilities	$122,915	$122,667

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Operating expense	$48,260	$47,937	$92,161	$91,725
Depreciation and amortization expense	1,400	1,700	2,927	3,284
Equipment lease expense	3,493	3,053	6,880	6,144
	$53,153	$52,690	$101,968	$101,153

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2013	July 31, 2012
Accounts receivable pledged as collateral	$224,428	$121,812
Accounts receivable	18,924	5,788
Other	400	216
Less: Allowance for doubtful accounts	(5,194)	(3,812)
Accounts and notes receivable, net	$238,558	$124,004

At January 31, 2013, $224.4 million of trade accounts receivable were pledged as collateral against $134.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2013, the operating partnership had received cash proceeds of $134.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2012, the operating partnership had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.4% and 2.6% as of January 31, 2013 and July 31, 2012, respectively.

E.  Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2013 and July 31, 2012, $72.7 million and $95.7 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of January 31, 2013, Ferrellgas had total borrowings outstanding under its secured credit facility of $159.5 million, of which $86.8 million was classified as long-term debt. As of July 31, 2012, Ferrellgas had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt.

Borrowings outstanding at January 31, 2013 and July 31, 2012 under the secured credit facility had a weighted average interest rate of 4.1% and 4.2%, respectively.

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

Letters of credit outstanding at January 31, 2013 totaled $62.6 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2013, Ferrellgas had available letter of credit remaining capacity of $137.4 million. At July 31, 2012, Ferrellgas had available letter of credit remaining capacity of $135.5 million.

F.  Partners' deficit

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Public common unitholders	$26,470	$25,644	$52,940	$51,284
Ferrell Companies (1)	10,735	10,040	21,470	20,080
FCI Trading (2)	98	98	196	196
Ferrell Propane (3)	26	26	52	52
Mr. Ferrell (4)	2,179	2,179	4,358	4,358
General partner	399	384	798	768
	$39,907	$38,371	$79,814	$76,738

(1)	Ferrell Companies is the owner of the general partner and a 27% direct owner of Ferrellgas Partner’s common units and thus a related party.

(2)	FCI Trading is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane is controlled by the general partner and thus a related party.

(4)	James E. Ferrell (“Mr. Ferrell”) is the Executive Chairman of the general partner and thus a related party.

On February 26, 2013, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended January 31, 2013 which is expected to be paid on March 15, 2013. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$10,735
FCI Trading	98
Ferrell Propane	26
Mr. Ferrell	2,179
General partner	399

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive loss (“AOCL”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCL for the six months ended January 31, 2013 and 2012.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2013, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

During the six months ended January 31, 2012, the general partner made cash contributions of $1.0 million and non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

G.  Fair value measurements

Derivative financial  instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2013 and July 31, 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$8,008	$—	$8,008
Commodity derivatives propane swaps	$—	$2,133	$—	$2,133
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(2,622)	$—	$(2,622)
Commodity derivatives propane swaps	$—	$(3,613)	$—	$(3,613)

July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$7,784	$—	$7,784
Commodity derivatives propane swaps	$—	$1,049	$—	$1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,778)	$—	$(1,778)
Commodity derivatives propane swaps	$—	$(12,069)	$—	$(12,069)

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

Derivative instruments and hedging activity

During the six months ended January 31, 2013 and 2012, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ condensed consolidated balance sheets as of January 31, 2013 and July 31, 2012:

	January 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$627	Other current liabilities	$3,613
Commodity derivatives propane swaps	Other assets, net	1,506	Other liabilities	—
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,324	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	4,684	Other liabilities	2,622
	Total	$10,141	Total	$6,235

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

The following table provides a summary of the effect on Ferrellgas’ condensed consolidated statements of earnings for the three and six months ended January 31, 2013 and 2012 due to derivatives that were designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$883	$—	$(5,469)	$(5,469)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$1,607	$—	$(10,938)	$(10,938)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and six months ended January 31, 2013 and 2012 due to the effective portion of derivatives that were designated as cash flow hedging instruments:

	For the three months ended January 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(5,612)	Cost of product sold- propane and other gas liquids sales	$(4,434)
Interest rate swap agreements	(593)	Interest expense	—
	$(6,205)		$(4,434)

	For the three months ended January 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(1,347)	Cost of product sold- propane and other gas liquids sales	$834
	$(1,347)		$834

	For the six months ended January 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$914	Cost of product sold- propane and other gas liquids sales	$(8,625)
Interest rate swap agreements	(843)	Interest expense	—
	$71		$(8,625)

	For the six months ended January 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(3,875)	Cost of product sold- propane and other gas liquids sales	$2,713
	$(3,875)		$2,713

The changes in derivative gains (losses) included in accumulated other comprehensive loss (“AOCL”) for the six months ended January 31, 2013 and 2012 were as follows:

	For the six months ended January 31,
Derivative gains (losses) included in AOCL	2013	2012
Beginning balance	$(12,799)	$5,161
Change in value on risk management commodity derivatives	914	(3,875)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	8,625	(2,713)
Change in value on risk management interest rate derivatives	(843)	—
Ending balance	$(4,103)	$(1,427)

Ferrellgas expects to reclassify net losses of approximately $3.0 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase, normal sales exception.

During the six months ended January 31, 2013 and 2012, Ferrellgas did not have any reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2013, Ferrellgas had financial derivative contracts covering 1.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $1.4 million at January 31, 2013.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the operating partnership’s debt rating.  As of January 31, 2013, a downgrade in the operating partnership’s debt rating would not trigger any further reduction in credit limit. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position on January 31, 2013 is $1.6 million for which Ferrellgas has posted collateral of $1.6 million in the normal course of business. The credit-risk-related contingent features underlying these agreements will result in no additional collateral requirements as of January 31, 2013.

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

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Operating expense	$53,594	$53,964	$101,378	$103,311

General and administrative expense	$7,183	$6,689	$13,456	$12,706

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ deficit.

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

Ferrellgas was named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities.  The plaintiffs in each case generally alleged that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas violated anti-trust laws by allegedly conspiring with a competitor. The federal cases were coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement was approved by the Court and funds have been distributed. These claims did not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas beyond the amount paid during March 2012 for these claims.

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

K.    Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings available per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. The dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders' interest was $0.03 for the three months ended January 31, 2013. This guidance did not result in a dilutive effect for the three or six months ended January 31, 2012, nor for the six months ended January 31, 2013.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Common unitholders’ interest in net earnings	$55,069	$36,010	$40,144	$3,732

Weighted average common units outstanding (in thousands)	79,015.6	76,401.6	79,014.4	76,184.0

Dilutive securities	36.1	62.2	40.6	65.1

Weighted average common units outstanding plus dilutive securities	79,051.7	76,463.8	79,055.0	76,249.1

Basic and diluted net earnings per common unitholders’ interest	$0.70	$0.47	$0.51	$0.05

FERRELLGAS PARTNERS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.) CONDENSED BALANCE SHEETS (in dollars) (unaudited)

	January 31, 2013	July 31, 2012
ASSETS

Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)	—	—

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	11,134	10,919

Accumulated deficit	(11,165)	(10,950)
Total stockholder's equity	$969	$969

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.) CONDENSED STATEMENTS OF EARNINGS (in dollars) (unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
General and administrative expense	$215	$125	$215	$175

Net loss	$(215)	$(125)	$(215)	$(175)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.) CONDENSED STATEMENTS OF CASH FLOWS (in dollars) (unaudited)

	For the six months ended January 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(215)	$(175)
Cash used in operating activities	(215)	(175)

Cash flows provided by (used in) financing activities:
Capital contribution	215	175
Cash provided by financing activities	215	175

Change in cash	—	—
Cash - beginning of year	969	969
Cash - end of year	$969	$969

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
January 31, 2013
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
(unaudited)

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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of January 31, 2013, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	January 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,817	$8,218
Accounts and notes receivable (including $224,428 and $121,812 of accounts receivable pledged as collateral at January 31, 2013 and July 31, 2012, respectively)	238,558	124,004
Inventories	130,073	127,598
Prepaid expenses and other current assets	30,033	29,275
Total current assets	410,481	289,095

Property, plant and equipment, (net of accumulated depreciation of $608,343 and $597,177 at January 31, 2013 and July 31, 2012, respectively)	610,984	626,551
Goodwill	248,944	248,944
Intangible assets (net of accumulated amortization of $335,627 and $324,893 at January 31, 2013 and July 31, 2012, respectively)	183,659	189,118
Other assets, net	45,448	39,954
Total assets	$1,499,516	$1,393,662

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$103,379	$47,824
Short-term borrowings	72,678	95,730
Collateralized note payable	134,000	74,000
Other current liabilities	120,507	120,384
Total current liabilities	430,564	337,938

Long-term debt	899,388	877,085
Other liabilities	30,960	25,499
Contingencies and commitments (Note J)	—	—

Partners' capital:
Limited partner	141,735	164,737
General partner	1,450	1,683
Accumulated other comprehensive loss	(4,581)	(13,280)
Total partners' capital	138,604	153,140
Total liabilities and partners' capital	$1,499,516	$1,393,662

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (in thousands) (unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Revenues:
Propane and other gas liquids sales	$583,074	$779,567	$918,355	$1,293,786
Other	75,791	49,705	103,419	73,912
Total revenues	658,865	829,272	1,021,774	1,367,698

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	376,236	600,600	589,893	1,003,722
Cost of product sold - other	47,437	24,468	56,634	31,094
Operating expense (includes $0.6 million and $0.7 million for the three months ended January 31, 2013 and 2012, respectively, and $1.3 million and $1.8 million for the six months ended January 31, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	106,125	104,347	203,207	204,863
Depreciation and amortization expense	20,751	21,042	41,626	41,716
General and administrative expense (includes $2.5 million and $0.9 million for the three months ended January 31, 2013 and 2012, respectively, and $4.9 million and $2.6 million for the six months ended January 31, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	12,717	11,236	23,872	22,350
Equipment lease expense	3,827	3,528	7,750	7,057
Non-cash employee stock ownership plan compensation charge	7,447	1,937	9,849	4,516
Loss on disposal of assets and other	2,120	523	2,391	832

Operating income	82,205	61,591	86,552	51,548

Interest expense	(18,576)	(20,016)	(36,970)	(39,373)
Other income, net	241	80	332	47

Earnings before income taxes	63,870	41,655	49,914	12,222

Income tax expense	917	771	653	140

Net earnings	$62,953	$40,884	$49,261	$12,082

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Net earnings	$62,953	$40,884	$49,261	$12,082
Other comprehensive income (loss)
Change in value on risk management derivatives	(6,205)	(1,347)	71	(3,875)
Reclassification of gains and losses of derivatives to earnings	4,434	(834)	8,625	(2,713)
Foreign currency translation adjustment	1	(2)	3	—
Other comprehensive income (loss)	(1,770)	(2,183)	8,699	(6,588)
Comprehensive income	$61,183	$38,701	$57,960	$5,494

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (in thousands) (unaudited)

	Limited Partner	General Partner	Accumulated other comprehensive income (loss)	Total partners' capital
Balance at July 31, 2012	$164,737	$1,683	$(13,280)	$153,140

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	15,898	163		16,061

Distributions	(87,663)	(894)		(88,557)

Comprehensive income:
Net earnings	48,763	498		49,261
Other comprehensive income			8,699	8,699
Comprehensive income				57,960

Balance at January 31, 2013	$141,735	$1,450	$(4,581)	$138,604

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the six months ended January 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net earnings	$49,261	$12,082
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization expense	41,626	41,716
Non-cash employee stock ownership plan compensation charge	9,849	4,516
Non-cash stock and unit-based compensation charge	6,212	4,482
Loss on disposal of assets and other	2,391	832
Provision for doubtful accounts	2,515	3,461
Deferred tax expense	391	292
Other	1,700	950
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(117,208)	(136,899)
Inventories	(2,390)	(34,340)
Prepaid expenses and other current assets	(1,493)	(9,008)
Accounts payable	55,190	64,712
Accrued interest expense	(116)	1
Other current liabilities	8,348	10,793
Other liabilities	534	295
Net cash provided by (used in) operating activities	56,810	(36,115)

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(6,488)	(10,340)
Capital expenditures	(21,964)	(24,453)
Proceeds from sale of assets	6,163	2,374
Net cash used in investing activities	(22,289)	(32,419)

Cash flows provided by (used in) financing activities:
Distributions	(88,557)	(85,450)
Contributions from partners	—	50,510
Proceeds from increase in long-term debt	22,552	31,490
Payments on long-term debt	(1,868)	(52,220)
Net reductions to short-term borrowings	(23,052)	(8,890)
Net additions to collateralized short-term borrowings	60,000	144,000
Cash paid for financing costs	—	(3,315)
Net cash provided by (used in) financing activities	(30,925)	76,125

Effect of exchange rate changes on cash	3	—

Increase in cash and cash equivalents	3,599	7,591
Cash and cash equivalents - beginning of year	8,218	7,342
Cash and cash equivalents - end of year	$11,817	$14,933

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2013
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

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2013	2012
CASH PAID FOR:
Interest	$34,797	$36,951
Income taxes	$45	$89
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$1,300
Liabilities incurred in connection with acquisitions	$1,060	$2,321
Change in accruals for property, plant and equipment additions	$598	$979

(3)  New accounting standards:

FASB Accounting Standard Update No. 2011-08
In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas adopted this guidance for the quarter ending January 31, 2013 with no impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2012-02
In July 2012, the FASB issued ASU 2012-02, which amends the existing guidance on impairment testing of indefinite-lived intangible assets. Under the new guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Ferrellgas adopted this guidance for the quarter ending January 31, 2013 with no impact on its financial position, results of operations or cash flows.

C.  Supplemental financial statement information

Inventories consist of the following:

	January 31,	July 31,
	2013	2012
Propane gas and related products	$112,762	$110,517
Appliances, parts and supplies	17,311	17,081
Inventories	$130,073	$127,598

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms of fewer than 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2013, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 78.0 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31,	July 31,
	2013	2012
Accrued interest	$17,822	$17,938
Customer deposits and advances	25,302	28,842
Other	77,383	73,604
Other current liabilities	$120,507	$120,384

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Operating expense	$48,260	$47,937	$92,161	$91,725
Depreciation and amortization expense	1,400	1,700	2,927	3,284
Equipment lease expense	3,493	3,053	6,880	6,144
	$53,153	$52,690	$101,968	$101,153

D.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2013	July 31, 2012
Accounts receivable pledged as collateral	$224,428	$121,812
Accounts receivable	18,924	5,788
Other	400	216
Less: Allowance for doubtful accounts	(5,194)	(3,812)
Accounts and notes receivable, net	$238,558	$124,004

At January 31, 2013, $224.4 million of trade accounts receivable were pledged as collateral against $134.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2013, Ferrellgas, L.P. had received cash proceeds of $134.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2012, Ferrellgas, L.P. had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.4% and 2.6% as of January 31, 2013 and July 31, 2012, respectively.

E.  Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2013 and July 31, 2012, $72.7 million and $95.7 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of January 31, 2013, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $159.5 million, of which $86.8 million was classified as long-term debt. As of July 31, 2012, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt.

Borrowings outstanding at January 31, 2013 and July 31, 2012 under the secured credit facility had a weighted average interest rate of 4.1% and 4.2%, respectively.

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

Letters of credit outstanding at January 31, 2013 totaled $62.6 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2013, Ferrellgas, L.P. had available letter of credit remaining capacity of $137.4 million. At July 31, 2012, Ferrellgas, L.P. had available letter of credit remaining capacity of $135.5 million.

F.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Ferrellgas Partners	$47,756	$46,220	$87,663	$84,587
General partner	487	472	894	863
	$48,243	$46,692	$88,557	$85,450

On February 26, 2013, Ferrellgas, L.P. declared distributions for the three months ended January 31, 2013 to Ferrellgas Partners and the general partner of $39.9 million and $0.4 million, respectively, which is expected to be paid on March 15, 2013.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive loss (“AOCL”)

See Note H – Derivative instruments and hedging activities –  for details regarding changes in fair value on risk management financial derivatives recorded within AOCL for the six months ended January 31, 2013 and 2012.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2013, the general partner made non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the six months ended January 31, 2012, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.  Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2013 and July 31, 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$8,008	$—	$8,008
Commodity derivatives propane swaps	$—	$2,133	$—	$2,133
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(2,622)	$—	$(2,622)
Commodity derivatives propane swaps	$—	$(3,613)	$—	$(3,613)

July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$7,784	$—	$7,784
Commodity derivatives propane swaps	$—	$1,049	$—	$1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,778)	$—	$(1,778)
Commodity derivatives propane swaps	$—	$(12,069)	$—	$(12,069)

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

Derivative instruments and hedging activity

During the six months ended January 31, 2013 and 2012, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2013 and July 31, 2012:

	January 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$627	Other current liabilities	$3,613
Commodity derivatives propane swaps	Other assets, net	1,506	Other liabilities	—
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,324	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	4,684	Other liabilities	2,622
	Total	$10,141	Total	$6,235

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

The following table provides a summary of the effect on Ferrellgas L.P.’s condensed consolidated statements of earnings for the three and six months ended January 31, 2013 and 2012 due to derivatives that were designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$883	$—	$(5,469)	$(5,469)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$1,607	$—	$(10,938)	$(10,938)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three six months ended January 31, 2013 and 2012 due to the effective portion of derivatives that were designated as cash flow hedging instruments:

	For the three months ended January 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(5,612)	Cost of product sold- propane and other gas liquids sales	$(4,434)
Interest rate swap agreements	(593)	Interest expense	—
	$(6,205)		$(4,434)

	For the three months ended January 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(1,347)	Cost of product sold- propane and other gas liquids sales	$834
	$(1,347)		$834

	For the six months ended January 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$914	Cost of product sold- propane and other gas liquids sales	$(8,625)
Interest rate swap agreements	(843)	Interest expense	—
	$71		$(8,625)

	For the six months ended January 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(3,875)	Cost of product sold- propane and other gas liquids sales	$2,713
	$(3,875)		$2,713

The changes in derivative gains (losses) included in accumulated other comprehensive loss (“AOCL”) for the six months ended January 31, 2013 and 2012 were as follows:

	For the six months ended January 31,
Derivative gains (losses) included in AOCL	2013	2012
Beginning balance	$(12,799)	$5,161
Change in value on risk management commodity derivatives	914	(3,875)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	8,625	(2,713)
Change in value on risk management interest rate derivatives	(843)	—
Ending balance	$(4,103)	$(1,427)

Ferrellgas, L.P. expects to reclassify net losses of approximately $3.0 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase, normal sales exception.

During the three months ended January 31, 2013 and 2012, Ferrellgas, L.P. did not have any reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2013, Ferrellgas, L.P. had financial derivative contracts covering 1.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $1.4 million at January 31, 2013.

Ferrellgas L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating.  As of January 31, 2013, a downgrade in the Partnership’s debt rating would not trigger any further reduction in credit limit.  The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position on January 31, 2013 is $1.6 million for which Ferrellgas L.P. has posted collateral of $1.6 million in the normal course of business. The credit-risk-related contingent features underlying these agreements will result in no additional collateral requirements as of January 31, 2013.

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

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
Operating expense	$53,594	$53,964	$101,378	$103,311

General and administrative expense	$7,183	$6,689	$13,456	$12,706

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

Ferrellgas was named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities.  The plaintiffs in each case generally alleged that Ferrellgas failed to inform consumers of the amount of propane contained in propane tanks they purchased and that Ferrellgas violated anti-trust laws by allegedly conspiring with a competitor. The federal cases were coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement was approved by the Court and funds have been distributed. These claims did not have a material impact on the consolidated financial condition, results of operations and cash flows of Ferrellgas beyond the amount paid during March 2012 for these claims.

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

FERRELLGAS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas, L.P.) CONDENSED BALANCE SHEETS (in dollars) (unaudited)

	January 31, 2013	July 31, 2012
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)	—	—

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	43,546	38,871

Accumulated deficit	(43,446)	(38,771)
Total stockholder's equity	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas, L.P.) CONDENSED STATEMENTS OF EARNINGS (in dollars) (unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2013	2012	2013	2012
General and administrative expense	$3,175	$1,665	4,675	3,165

Net loss	$(3,175)	$(1,665)	$(4,675)	$(3,165)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas, L.P.) CONDENSED STATEMENTS OF CASH FLOWS (in dollars) (unaudited)

	For the six months ended January 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(4,675)	$(3,165)
Cash used in operating activities	(4,675)	(3,165)

Cash flows provided by (used in) financing activities:
Capital contribution	4,675	3,165
Cash provided by financing activities	4,675	3,165

Change in cash	—	—
Cash - beginning of year	1,100	1,100
Cash - end of year	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
January 31, 2013
(a wholly-owned subsidiary of Ferrellgas, L.P.)
(unaudited)

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of January 31, 2013, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Our propane distribution business consists principally of transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Our portable tank exchange operations, nationally branded under the name Blue Rhino, are conducted through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural, while our market areas for our industrial/commercial and portable tank exchange customers is generally urban.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2013 sales commitments and, as of January 31, 2013, have experienced net mark to market losses of approximately $1.5 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” “Other current liabilities” and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2013, we estimate 75% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

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

“Net income attributable to Ferrellgas Partners, L.P.” in the six months ended January 31, 2013 was $40.5 million compared to net earnings of $3.8 million in the prior period. This increase in net income of $36.7 million was primarily due to $38.4 million of increased “Gross margin – Propane and other gas liquid sales,”, $4.0 million of increased "Gross margin - other", and a $1.7 million decrease in “Operating expense”, partially offset by a $5.3 million increase in "Non-cash employee stock ownership plan compensation charge" and a $1.5 million increase in "General and administrative expense".

Our last completed annual goodwill impairment test was January 31, 2013.  We are not aware of any indicators that would indicate an impairment.

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

•	we expect Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	we expect “Net earnings” to increase in fiscal 2013 compared to fiscal 2012 primarily due to our anticipation that the following factors should result in increased operating income:

◦	temperatures will continue to be cooler than those of the unusually warm prior year which should result in increased propane sales gallons,

◦	wholesale propane prices will continue to be lower than those of the prior year period which should result in greater “Gross margin-propane and other gas liquids sales” per gallon, and

◦	management’s focus on long-term cost reductions should decrease expense per gallon from that of the prior year period.

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

Results of Operations

Three months ended January 31, 2013 compared to January 31, 2012:

			Favorable
(amounts in thousands)			(unfavorable)
Three months ended January 31,	2013	2012	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	221,796	223,977	(2,181)	(1)%
Wholesale – Sales to Resellers	76,728	81,129	(4,401)	(5)%
	298,524	305,106	(6,582)	(2)%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$402,144	$493,733	$(91,589)	(19)%
Wholesale – Sales to Resellers	121,312	158,155	(36,843)	(23)%
Other Gas Sales (a)	59,618	127,679	(68,061)	(53)%
	$583,074	$779,567	$(196,493)	(25)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$172,207	$146,435	$25,772	18%
Wholesale – Sales to Resellers (a)	34,631	32,532	2,099	6%
	$206,838	$178,967	$27,871	16%

Gross margin - Other	$28,354	$25,237	$3,117	12%
Operating income	82,138	61,524	20,614	34%
Adjusted EBITDA (c)	116,113	87,483	28,630	33%
Interest expense	(22,619)	(24,046)	1,427	6%
Interest expense - operating partnership	(18,576)	(20,016)	1,440	7%

(a)   Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes of fixed-price sales commitments in each respective category.

(b)   Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

(c)   Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income, net, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended January 31, 2013 and 2012, respectively:

(amounts in thousands)
Three months ended January 31,	2013	2012
Net earnings attributable to Ferrellgas Partners, L.P.	$58,207	$36,374
Income tax expense	917	771
Interest expense	22,619	24,046
Depreciation and amortization expense	20,751	21,042
EBITDA	$102,494	$82,233
Non-cash employee stock ownership plan compensation charge	7,447	1,937
Non-cash stock and unit-based compensation charge	3,120	1,565
Loss on disposal of assets and other	2,120	523
Other income, net	(241)	(80)
Nonrecurring litigation accrual and related legal fees	537	892
Net earnings attributable to noncontrolling interest	636	413
Adjusted EBITDA	$116,113	$87,483

Propane sales volumes during the three months ended January 31, 2013 decreased 6.6 million gallons from that of the prior period due to both 4.4 million of decreased gallon sales to our wholesale customers and 3.8 million of decreased gallon sales to our retail customers, partially offset by 1.6 million of acquisition related gallons. We believe retail customer sales decreased overall due to our emphasis on maximizing delivery efficiencies to residential customers, despite temperatures that were colder than prior year. This emphasis on maximizing delivery efficiencies resulted in fewer deliveries but increased volume per sales transaction, improving the profitability of these sales transactions.

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2013 was approximately 6% colder than that of the prior year period which we believe partially offset the overall decline in propane sales volumes. Although temperatures were colder compared to the prior year's much warmer than normal temperatures, temperatures for the three months ended January 31, 2013 were still more than 10% warmer than normal.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended January 31, 2013 averaged 39% less than the three months January 31, 2012. The wholesale market price averaged $0.85 and $1.38 per gallon during the three months ended January 31, 2013 and 2012, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in an increase in our gross margin per gallon. During this period of significantly lower prices, we earned relatively greater gross margin per gallon as our ability to maintain sales price per gallon did not decline at the same rate as the corresponding decline in wholesale propane prices.

Revenues - Propane and other gas liquids sales

Retail sales decreased $91.6 million compared to the prior period. This decrease resulted primarily from a $86.5 million decrease in sales price per gallon and $8.5 million from decreased retail propane sales volumes, partially offset by $3.4 million from gallons gained through acquisitions completed during the last twelve months, each as discussed above.

Wholesale sales decreased $36.8 million compared to the prior period. This decrease resulted primarily from $31.5 million of decreased sales price per gallon and by $5.3 million of decreased sales volumes.

Other gas sales decreased $68.1 million compared to the prior year period primarily due to $38.6 million of decreased sales price per gallon and $29.5 million from decreased sales volume.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $25.8 million compared to the prior year period. This increase resulted primarily from a $22.4 million increase in gross margin per gallon, as discussed above.

Wholesale sales gross margin increased $2.1 million compared to the prior year period. This increase resulted primarily from $1.7 million of increased gross margin per gallon, partially offset by $0.4 million related to decreased sales volumes.

Gross margin - other

Gross margin - other increased $3.1 million primarily due to a $1.7 million increase in material and appliance sales.

Operating income

"Operating income" increased $20.6 million compared to the prior year period primarily due to $27.9 million of increased Gross margin – Propane and other gas liquid sales, $3.1 million of increased Gross margin - other as discussed above, partially offset by a $5.5 million increase in "Non-cash employee stock ownership plan compensation charge", a $1.8 million increase in "Operating expense" and a $1.5 million increase in "General and administrative expense."

"Non-cash employee stock ownership plan compensation charge" increased primarily due to an increase in the allocation of Ferrell Companies shares to employees. “Operating expense” increased primarily due to $2.3 million in increased general liability and workers compensation costs, $1.2 million in increased performance-based incentive expense and $0.7 million in operating costs associated with acquisitions, partially offset by $2.9 million reduction in plant and office costs. "General and administrative expense" increased primarily due to $1.6 million increase in non-cash stock and unit based compensation charges, $1.4 million increase in employee benefit costs and $1.2 million increase in performance-based incentive expense, partially offset by $2.3 million reduction in personnel related costs.

Adjusted EBITDA

Adjusted EBITDA increased $28.6 million compared to the prior year period primarily due to a $27.9 million increase in Gross margin - Propane and other gas liquids sales and $3.1 million of increased Gross margin - other, partially offset by a $1.9 million increase in “Operating expense”, each as discussed above.

Interest expense - consolidated

"Interest expense" decreased $1.4 million primarily due to $0.9 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $0.7 million primarily from reduced borrowings on both our accounts receivable securitization facility and our secured credit facility.

Interest expense - operating partnership

"Interest expense" decreased $1.4 million primarily due to $0.9 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $0.7 million primarily from reduced borrowings on both our accounts receivable securitization facility and our secured credit facility.

Six months ended January 31, 2013 compared to January 31, 2012:

			Favorable
(amounts in thousands)			(unfavorable)
Six months ended January 31,	2013	2012	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	346,679	356,825	(10,146)	(3)%
Wholesale – Sales to Resellers	131,283	144,550	(13,267)	(9)%
	477,962	501,375	(23,413)	(5)%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$608,935	$776,181	$(167,246)	(22)%
Wholesale – Sales to Resellers	224,057	300,244	(76,187)	(25)%
Other Gas Sales (a)	85,363	217,361	(131,998)	(61)%
	$918,355	$1,293,786	$(375,431)	(29)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$256,922	$220,178	$36,744	17%
Wholesale – Sales to Resellers (a)	71,540	69,886	1,654	2%
	$328,462	$290,064	$38,398	13%

Gross margin - Other	$46,785	$42,818	$3,967	9%
Operating income	86,422	51,419	35,003	68%
Adjusted EBITDA (c)	147,725	103,857	43,868	42%
Interest expense	(45,054)	(47,433)	2,379	5%
Interest expense - operating partnership	(36,970)	(39,373)	2,403	6%

(a)   Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes of fixed-price sales commitments in each respective category.

(b)   Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

(c)   Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income, net, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the six months ended January 31, 2013 and 2012, respectively:

(amounts in thousands)
Six months ended January 31,	2013	2012
Net earnings attributable to Ferrellgas Partners, L.P.	$40,549	$3,770
Income tax expense	653	141
Interest expense	45,054	47,433
Depreciation and amortization expense	41,626	41,716
EBITDA	$127,882	$93,060
Non-cash employee stock ownership plan compensation charge	9,849	4,516
Non-cash stock and unit-based compensation charge	6,212	4,482
Loss on disposal of assets and other	2,391	832
Other income, net	(332)	(47)
Nonrecurring litigation accrual and related legal fees	1,225	892
Net earnings attributable to noncontrolling interest	498	122
Adjusted EBITDA	$147,725	$103,857

Propane sales volumes during the six months ended January 31, 2013 decreased 23.4 million gallons from that of the prior period due to both 13.3 million of decreased gallon sales to our wholesale customers and 12.7 million of decreased gallon sales to our retail customers, partially offset by 2.6 million of acquisition related gallons. We believe retail customer sales decreased overall due to our emphasis on maximizing delivery efficiencies to residential customers, despite temperatures that were colder than prior year. This emphasis on maximizing delivery efficiencies resulted in fewer deliveries but increased volume per sales transaction, improving the profitability of these sales transactions.

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2013 was approximately 7% colder than that of the prior year period which we believe partially offset the overall decline in propane sales volumes. Although temperatures were colder compared to the prior year's much warmer than normal temperatures, temperatures for the six months ended January 31, 2013 were still more than 9% warmer than normal.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the six months ended January 31, 2013 averaged 39% less than the prior period. The wholesale market price averaged $0.89 and $1.45 per gallon during the six months ended January 31, 2013 and 2012, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in an increase in our gross margin per gallon. During this period of significantly lower prices, we earned relatively greater gross margin per gallon as our ability to maintain sales price per gallon did not decline at the same rate as the corresponding decline in wholesale propane prices.

Revenues - Propane and other gas liquids sales

Retail sales decreased $167.2 million compared to the prior period. This decrease resulted primarily from a $145.2 million decrease in sales price per gallon and $27.7 million from decreased retail propane sales volumes, partially offset by $5.7 million from gallons gained through acquisitions completed during the last twelve months, each as discussed above.

Wholesale sales decreased $76.2 million compared to the prior period. This decrease resulted primarily from $57.4 million of decreased sales price per gallon and by $18.8 million of decreased sales volumes.

Other gas sales decreased $132.0 million compared to the prior year period primarily due to $75.9 million from decreased sales volumes and $56.1 million of decreased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $36.7 million compared to the prior year period. This increase resulted primarily from a $39.6 million increase in gross margin per gallon and $2.8 million from gallons gained through acquisitions completed during the last twelve months, partially offset by a $5.7 million decrease in propane sales volumes, each as discussed above.

Wholesale sales gross margin increased $1.7 million compared to the prior year period. This increase resulted primarily from $1.9 million of increased gross margin per gallon, partially offset by $0.2 million related to decreased sales volumes.

Gross margin - other

Gross margin - other increased $4.0 million primarily due to a $2.0 million increase in material and appliance sales and a $1.1 million increase in service labor revenues.

Operating income

"Operating income" increased $35.0 million compared to the prior year period primarily due to $38.4 million of increased Gross margin – Propane and other gas liquid sales, $4.0 million of increased Gross margin - other as discussed above, and a $1.7 million decrease in “Operating expense”, partially offset by a $5.3 million increase in "Non-cash employee stock ownership plan compensation charge" and a $1.5 million increase in "General and administrative expense."

"Operating expense" decreased primarily due to a $5.7 million reduction in plant and office costs and a $5.4 million reduction in personnel related costs, partially offset by a $3.3 million increase in performance based incentive expense, $3.2 million in increased general liability and workers compensation costs, $1.5 million related to operating costs associated with acquisitions and $0.9 million related to increased other vehicle expense. "Non-cash employee stock ownership plan compensation charge" increased primarily due to an increase in the allocation of Ferrell Companies shares to employees. "General and administrative expenses" increased primarily due to $2.3 million in increased non-cash stock based compensation charges and $1.8 million in performance based incentive expense, partially offset by a $2.8 million reduction in personnel and other corporate costs.

Adjusted EBITDA

Adjusted EBITDA increased $43.9 million compared to the prior year period primarily due to a $38.4 million increase in Gross margin - Propane and other gas liquids sales and $4.0 million of increased gross margin - other, each as discussed above.

Interest expense - consolidated

"Interest expense" decreased $2.4 million primarily due to $1.6 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $0.8 million primarily from reduced rates and borrowings on our accounts receivable securitization facility and our secured credit facility.

Interest expense - operating partnership

"Interest expense" decreased $2.4 million primarily due to $1.6 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $0.8 million primarily from reduced rates and borrowings on our accounts receivable securitization facility and our secured credit facility.

Forward-looking statements

We expect “Net earnings” to increase in fiscal 2013 compared to fiscal 2012 primarily due to our anticipation that the following factors should result in increased "operating income":

•	temperatures will continue to be cooler than those of the unusually warm prior year which should result in increased propane sales gallons,

•	wholesale propane prices will continue to be lower than those of the prior year period which should result in greater Gross margin-propane and other gas liquids sales per gallon, and

•	management’s focus on long-term cost reductions should decrease expense per gallon from that of the prior year period.

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

During the six months ended January 31, 2013, our propane operations were significantly impacted by the sustained decrease in the wholesale price of propane, which caused us to generate significantly more operating income than in same period in fiscal 2012. We also believe that the continuing economic downturn has caused certain of our retail propane customers to conserve and thereby purchase less propane, shop for lower prices that may be available from other suppliers or begin using alternative energy sources.

For the twelve months ended January 31, 2013, our distributable cash flow is approximately 90% of the total cash distributions paid for that period. To mitigate this shortfall, we have enacted a series of efficiency initiatives and other cost cutting projects, as well as pricing initiatives designed to improve our sales margins. Until these projects are complete and weather patterns return to a more normal level, we anticipate an ongoing cash flow shortfall to our current distribution level.

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

A quarterly distribution of $0.50 is expected to be paid on March 15, 2013, to all common units that were outstanding on March 8, 2013. This represents the seventy-fourth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of January 31, 2013, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2013. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of February 28, 2013, these two registrants collectively had $750.0 million available under this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of February 28, 2013, Ferrellgas Partners had $227.3 million available under this shelf agreement.

Operating Activities

Net cash provided by operating activities was $48.9 million for the six months ended January 31, 2013, compared to net cash used in operating activities of $44.0 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $47.1 million decrease in working capital requirements and a $45.6 million improvement in cash flow from operations.

The decrease in working capital requirements was primarily due to $32.0 million from the timing of inventory purchases and exchanges, a $19.7 million decrease in accounts receivable resulting from the significant decrease in the wholesale costs of propane from that of the prior year period as well as the timing of billings and collections on accounts receivable and a $7.5 million decrease primarily due to the timing of deposits made toward the purchase of propane appliances. These decreases were partially offset by $9.5 million from the timing of accounts payable purchases and disbursements.

The increase in cash flow from operations is primarily due to a $38.4 million increase in “Gross margin – Propane and other gas liquids sales” and a $4.0 million increase in "Gross margin - Other", as discussed above.

The operating partnership

Net cash provided by operating activities was $56.8 million for the six months ended January 31, 2013, compared to net cash used in operating activities of $36.1 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $47.1 million decrease in working capital requirements and a $45.6 million improvement in cash flow from operations.

The decrease in working capital requirements was primarily due to $32.0 million from the timing of inventory purchases and exchanges, a $19.7 million decrease in accounts receivable resulting from the significant decrease in the wholesale costs of propane from that of the prior year period as well as the timing of billings and collections on accounts receivable and a $7.5 million decrease primarily due to the timing of deposits made toward the purchase of propane appliances. These decreases were partially offset by $9.5 million from the timing of accounts payable purchases and disbursements.

The increase in cash flow from operations is primarily due to a $38.4 million increase in “Gross margin – Propane and other gas liquids sales” and a $4.0 million increase in "Gross margin - Other", as discussed above.

Investing Activities

Net cash used in investing activities was $22.3 million for the six months ended January 31, 2013, compared to net cash used in investing activities of $32.4 million for the prior year period. This decrease in net cash used in investing activities is primarily due to decreases of $3.8 million in business acquisitions, net of cash acquired, $2.5 million in capital expenditures and an increase of $3.8 million in “Proceeds from assets sales.” The decrease in capital expenditures relates primarily to decreased purchases of propane cylinders in our effort to better utilize existing assets. The increase in proceeds from assets sales relates primarily to a one-time sale of underutilized real estate assets.

Financing Activities

Net cash used in financing activities was $23.0 million for the six months ended January 31, 2013, compared to net cash provided by financing activities of $84.7 million for the prior year period. This decrease in net cash provided by financing activities was primarily due to a $98.2 million net decrease in secured credit facility and accounts receivable securitization facility short-term borrowings, both of which are a result of improved cash flows from operating and investing activities, and a $50.0 million decrease in proceeds from equity offerings. This decrease was somewhat offset by a $41.4 million net increase in proceeds from long-term borrowings.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $79.8 million during the six months ended January 31, 2013 in connection with the distributions declared for the three months ended July 31, 2012 and October 31, 2012. The quarterly distribution on all common units and the related general partner distributions for the three months ended January 31, 2013 of $39.9 million are expected to be paid on March 15, 2013 to holders of record on March 8, 2013.

Secured credit facility

As of January 31, 2013, we had total borrowings outstanding under our secured credit facility of $159.5 million, of which $86.8 million was classified as long-term debt. Additionally, Ferrellgas had $177.9 million of available borrowing capacity under this facility as of January 31, 2013.

Borrowings outstanding at January 31, 2013 under our secured credit facility had a weighted average interest rate of 4.1%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00%.

As of January 31, 2013, the federal funds rate and Bank of America’s prime rate were 0.15% and 3.25%, respectively. As of January 31, 2013, the one-month and three-month Eurodollar Rates were 0.24% and 0.29%, respectively.

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

Letters of credit outstanding at January 31, 2013 totaled $62.6 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. At January 31, 2013, we had available letter of credit remaining capacity of $137.4 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 2.0% to 3.0% (as of January 31, 2013, the rate was 3.0%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility decreased $84.0 million. We received net funding of $60.0 million from this facility during the six months ended January 31, 2013 as compared to receiving net funding of $144.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of January 31, 2013, we had received cash proceeds of $134.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of January 31, 2013, the weighted average interest rate was 2.4%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $88.6 million and $85.5 million during the six months ended January 31, 2013 and 2012, respectively. The operating partnership expects to pay cash distributions of $40.3 million on March 15, 2013.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $114.8 million for the six months ended January 31, 2013, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions paid during the six months ended (in thousands)
	January 31, 2013	January 31, 2013
Ferrell Companies (1)	21,469,664	$21,470
FCI Trading Corp. (2)	195,686	196
Ferrell Propane, Inc. (3)	51,204	52
James E. Ferrell (4)	4,358,475	$4,358

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the six months ended January 31, 2013, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.7 million.

On March 15, 2013, Ferrellgas Partners and the operating partnership expect to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.8 million, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the six months ended January 31, 2013. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2013 and July 31, 2012, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $6.8 million and $8.8 million as of January 31, 2013 and July 31, 2012, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

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

Interest rate risk

At January 31, 2013, we had $293.5 million, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.9 million for the twelve months ending January 31, 2014. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We have the following interest rate swaps outstanding as of January 31, 2013, all of which are designated as hedges for accounting purposes:

Term	Notional Amount (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Oct-17	$140,000	Pay a floating rate and receive a fixed rate of 9.125%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of 3 years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $2.8 million for the twelve months ending January 31, 2014. There would be no effect on cash flows due to a hypothetical change in interest rates on the $175.0 million swap because its forward start date is August 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus, actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2013, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in lawsuits filed in multiple federal and state courts that seek to certify nationwide or statewide classes related to its Blue Rhino branded propane tank exchange activities.  The plaintiffs in each case generally alleged that we failed to inform consumers of the amount of propane contained in propane tanks they purchased and that we violated anti-trust laws by allegedly conspiring with a competitor. The federal cases were coordinated for multidistrict treatment in the United States District Court for the Western District of Missouri. A settlement agreement was approved by the Court and funds have been distributed. These claims did not have a material impact on our financial condition, results of operations and cash flows beyond the amount paid during March 2012 for these claims.

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

We have also been named as a defendant in a class action lawsuit filed in the United States District Court in Kansas. The complaint alleges that we violate consumer protection laws in the manner we set prices and fees for its customers. Based on our business practices, we believe that the claims are without merit and intend to defend the claims vigorously. The court has permitted limited discovery into an individual claim and the case has not been certified for class treatment. We do not believe loss is probable or reasonably estimable at this time related to this class action lawsuit.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 7, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 7, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 7, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 7, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director