Form 10-Q
period 2013-04-30
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2013-06-06
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At May 31, 2013, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	79,070,819	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

For the quarterly period ended April 30, 2013
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except unit data) (unaudited)

	April 30, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,260	$8,429
Accounts and notes receivable (including $183,957 and $121,812 of accounts receivable pledged as collateral at April 30, 2013 and July 31, 2012, respectively)	198,188	124,004
Inventories	107,210	127,598
Prepaid expenses and other current assets	23,384	29,315
Total current assets	341,042	289,346

Property, plant and equipment (net of accumulated depreciation of $613,452 and $597,177 at April 30, 2013 and July 31, 2012, respectively)	604,716	626,551
Goodwill	253,286	248,944
Intangible assets (net of accumulated amortization of $341,091 and $324,893 at April 30, 2013 and July 31, 2012, respectively)	195,191	189,118
Other assets, net	46,391	43,320
Total assets	$1,440,626	$1,397,279

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$70,285	$47,824
Short-term borrowings	21,450	95,730
Collateralized note payable	116,000	74,000
Other current liabilities	123,456	122,667
Total current liabilities	331,191	340,221

Long-term debt	1,106,669	1,059,085
Other liabilities	31,727	25,499
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (79,070,819 and 79,006,619 units outstanding at April 30, 2013 and July 31, 2012, respectively)	31,047	43,701
General partner unitholder (798,695 and 798,047 units outstanding at April 30, 2013 and July 31, 2012, respectively)	(59,757)	(59,630)
Accumulated other comprehensive loss	(1,841)	(13,159)
Total Ferrellgas Partners, L.P. partners' deficit	(30,551)	(29,088)
Noncontrolling interest	1,590	1,562
Total partners' deficit	(28,961)	(27,526)
Total liabilities and partners' deficit	$1,440,626	$1,397,279

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (in thousands, except per unit data) (unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Revenues:
Propane and other gas liquids sales	$508,408	$556,644	$1,426,763	$1,850,430
Other	94,612	72,975	198,031	146,887
Total revenues	603,020	629,619	1,624,794	1,997,317

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	313,207	401,521	903,100	1,405,243
Cost of product sold - other	66,714	49,117	123,348	80,211
Operating expense (includes $0.4 million and $0.1 million for the three months ended April 30, 2013 and 2012, respectively, and $1.7 million and $2.0 million for the nine months ended April 30, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	107,610	95,934	310,947	300,926
Depreciation and amortization expense	20,896	21,123	62,522	62,839
General and administrative expense (includes $1.8 million and $0.3 million for the three months ended April 30, 2013 and 2012, respectively, and $6.7 million and $2.9 million for the nine months ended April 30, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	15,232	9,236	39,104	31,586
Equipment lease expense	4,098	3,789	11,848	10,846
Non-cash employee stock ownership plan compensation charge	2,824	2,203	12,673	6,719
Loss on disposal of assets and other	3,337	1,220	5,728	2,052

Operating income	69,102	45,476	155,524	96,895

Interest expense	(22,084)	(23,471)	(67,138)	(70,904)
Other income, net	185	201	517	248

Earnings before income taxes	47,203	22,206	88,903	26,239

Income tax expense	2,023	1,144	2,676	1,285

Net earnings	45,180	21,062	86,227	24,954

Net earnings attributable to noncontrolling interest	499	255	997	377

Net earnings attributable to Ferrellgas Partners, L.P.	44,681	20,807	85,230	24,577

Less: General partner's interest in net earnings	447	208	852	246
Common unitholders' interest in net earnings	$44,234	$20,599	$84,378	$24,331

Basic and diluted net earnings per common unitholders' interest	$0.56	$0.26	$1.07	$0.32

Cash distributions declared per common unit	$0.50	$0.50	$1.50	$1.50

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Net earnings	$45,180	$21,062	$86,227	$24,954
Other comprehensive income (loss)
Change in value on risk management derivatives	1,032	(5,725)	1,103	(9,600)
Reclassification of gains and losses of derivatives to earnings	1,723	1,590	10,348	(1,123)
Foreign currency translation adjustment	(20)	(11)	(17)	(11)
Other comprehensive income (loss)	2,735	(4,146)	11,434	(10,734)
Comprehensive income	47,915	16,916	97,661	14,220
Less: comprehensive income attributable to noncontrolling interest	528	213	1,113	269
Comprehensive income attributable to Ferrellgas Partners, LP	$47,387	$16,703	$96,548	$13,951

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT (in thousands) (unaudited)

	Number of units				Accumulated	Total Ferrellgas Partners, L.P.		Total
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder	other comprehensive loss	partners' deficit	Non-controlling interest	partners' deficit
Balance at July 31, 2012	79,006.6	798.0	$43,701	$(59,630)	$(13,159)	$(29,088)	$1,562	$(27,526)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	20,686	209		20,895	212	21,107

Distributions	—	—	(118,551)	(1,197)		(119,748)	(1,302)	(121,050)

Common unit options issued	64.2	0.7	833	9		842	5	847

Comprehensive income:
Net earnings			84,378	852		85,230	997	86,227
Other comprehensive income					11,318	11,318	116	11,434
Comprehensive income						96,548	1,113	97,661

Balance at April 30, 2013	79,070.8	798.7	$31,047	$(59,757)	$(1,841)	$(30,551)	$1,590	$(28,961)

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the nine months ended April 30,
	2013	2012
Cash flows provided by (used in) operating activities:
Net earnings	$86,227	$24,954
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	62,522	62,839
Non-cash employee stock ownership plan compensation charge	12,673	6,719
Non-cash stock and unit-based compensation charge	8,434	4,867
Loss on disposal of assets and other	5,728	2,052
Provision for doubtful accounts	2,373	4,966
Deferred tax expense	1,303	584
Other	3,170	1,458
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(68,007)	(38,572)
Inventories	25,915	4,285
Prepaid expenses and other current assets	8,052	(2,078)
Accounts payable	22,245	165
Accrued interest expense	5,083	5,400
Other current liabilities	(2,852)	(15,601)
Other liabilities	379	(148)
Net cash provided by operating activities	173,245	61,890

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(37,186)	(10,327)
Capital expenditures	(33,263)	(37,747)
Proceeds from sale of assets	8,013	4,314
Net cash used in investing activities	(62,436)	(43,760)

Cash flows provided by (used in) financing activities:
Distributions	(119,748)	(116,618)
Proceeds from increase in long-term debt	48,163	42,436
Payments on long-term debt	(2,641)	(52,391)
Net reductions in short-term borrowings	(74,280)	(6,636)
Net additions to collateralized short-term borrowings	42,000	73,000
Cash paid for financing costs	—	(3,575)
Noncontrolling interest activity	(1,297)	(759)
Proceeds from exercise of common unit options	833	413
Proceeds from equity offering, net of issuance costs	—	49,941
Cash contribution from general partner in connection with common unit issuances	9	506
Net cash used in financing activities	(106,961)	(13,683)

Effect of exchange rate changes on cash	(17)	(11)

Increase in cash and cash equivalents	3,831	4,436
Cash and cash equivalents - beginning of period	8,429	7,437
Cash and cash equivalents - end of period	$12,260	$11,873

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of April 30, 2013, Ferrell Companies beneficially owns 21.7 million, or 27%, of Ferrellgas Partners’ outstanding common units. Ferrellgas, Inc. (the “general partner”) has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. The general partner performs all management functions required by Ferrellgas.

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

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2013 and 2012 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value intangibles and goodwill in business combinations, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts and stock and unit-based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2013	2012
CASH PAID FOR:
Interest	$58,262	$61,621
Income taxes	$88	$100
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$1,300
Liabilities incurred in connection with acquisitions	$8,047	$2,321
Change in accruals for property, plant and equipment additions	$449	$604

(3)    New accounting standards:

FASB Accounting Standard Update No. 2011-08
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas adopted this guidance for the quarter ended January 31, 2013 with no impact on its financial position, results of operations or cash flows.

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

C.  Supplemental financial statement information

Inventories consist of the following:

	April 30,	July 31,
	2013	2012
Propane gas and related products	$85,249	$110,517
Appliances, parts and supplies	21,961	17,081
Inventories	$107,210	$127,598

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms of fewer than 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2013, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 50.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30,	July 31,
	2013	2012
Accrued interest	$25,028	$19,945
Accrued payroll	28,808	16,495
Customer deposits and advances	15,953	28,842
Other	53,667	57,385
Other current liabilities	$123,456	$122,667

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Operating expense	$49,633	$47,472	$141,794	$139,197
Depreciation and amortization expense	1,371	1,636	4,298	4,920
Equipment lease expense	3,555	3,179	10,435	9,323
	$54,559	$52,287	$156,527	$153,440

D.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2013	July 31, 2012
Accounts receivable pledged as collateral	$183,957	$121,812
Accounts receivable	18,303	5,788
Other	460	216
Less: Allowance for doubtful accounts	(4,532)	(3,812)
Accounts and notes receivable, net	$198,188	$124,004

At April 30, 2013, $184.0 million of trade accounts receivable were pledged as collateral against $116.0 million of collateralized notes payable due to a commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2013, the operating partnership had received cash proceeds of $116.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2012, the operating partnership had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.2% and 2.6% as of April 30, 2013 and July 31, 2012, respectively.

E.  Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2013 and July 31, 2012, $21.5 million and $95.7 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of April 30, 2013, Ferrellgas had total borrowings outstanding under its secured credit facility of $133.3 million, of which $111.8 million was classified as long-term debt. As of July 31, 2012, Ferrellgas had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt.

Borrowings outstanding at April 30, 2013 and July 31, 2012 under the secured credit facility had a weighted average interest rate of 4.2% at both dates.

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

Letters of credit outstanding at April 30, 2013 totaled $56.4 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2013, Ferrellgas had available letter of credit remaining capacity of $143.6 million. At July 31, 2012, Ferrellgas had available letter of credit remaining capacity of $135.5 million.

F.  Partners' deficit

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Public common unitholders	$26,497	$26,443	$79,437	$77,727
Ferrell Companies (1)	10,735	10,735	32,205	30,815
FCI Trading (2)	98	98	294	294
Ferrell Propane (3)	26	26	78	78
Mr. Ferrell (4)	2,179	2,179	6,537	6,537
General partner	399	399	1,197	1,167
	$39,934	$39,880	$119,748	$116,618

(1)	Ferrell Companies is the owner of the general partner and a 27% direct owner of Ferrellgas Partner’s common units and thus a related party.

(2)	FCI Trading is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane is controlled by the general partner and thus a related party.

(4)	James E. Ferrell (“Mr. Ferrell”) is the Executive Chairman of the general partner and thus a related party.

On May 23, 2013, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2013 which is expected to be paid on June 14, 2013. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$10,735
FCI Trading	98
Ferrell Propane	26
Mr. Ferrell	2,179
General partner	399

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive loss (“AOCL”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCL for the nine months ended April 30, 2013 and 2012.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2013, the general partner made non-cash contributions of $0.4 million to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2012, the general partner made cash contributions of $1.0 million and non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

G.  Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2013 and July 31, 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$7,356	$—	$7,356
Commodity derivatives propane swaps	$—	$2,498	$—	$2,498
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(2,720)	$—	$(2,720)
Commodity derivatives propane swaps	$—	$(1,126)	$—	$(1,126)

July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$7,784	$—	$7,784
Commodity derivatives propane swaps	$—	$1,049	$—	$1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,778)	$—	$(1,778)
Commodity derivatives propane swaps	$—	$(12,069)	$—	$(12,069)

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2013 and 2012, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ condensed consolidated balance sheets as of April 30, 2013 and July 31, 2012:

	April 30, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,845	Other current liabilities	$899
Commodity derivatives propane swaps	Other assets, net	653	Other liabilities	227
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,407	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	3,949	Other liabilities	2,720
	Total	$9,854	Total	$3,846

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

The following table provides a summary of the effect on Ferrellgas’ condensed consolidated statements of earnings for the three and nine months ended April 30, 2013 and 2012 due to derivatives that were designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$805	$—	$(5,469)	$(5,469)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$2,412	$—	$(16,406)	$(16,406)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2013 and 2012 due to the effective portion of derivatives that were designated as cash flow hedging instruments:

	For the three months ended April 30, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$1,130	Cost of product sold- propane and other gas liquids sales	$(1,723)
Interest rate swap agreements	(98)	Interest expense	—
	$1,032		$(1,723)

	For the three months ended April 30, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(5,725)	Cost of product sold- propane and other gas liquids sales	$(1,590)
	$(5,725)		$(1,590)

	For the nine months ended April 30, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$2,044	Cost of product sold- propane and other gas liquids sales	$(10,348)
Interest rate swap agreements	(941)	Interest expense	—
	$1,103		$(10,348)

	For the nine months ended April 30, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(9,600)	Cost of product sold- propane and other gas liquids sales	$1,123
	$(9,600)		$1,123

The changes in derivative gains (losses) included in accumulated other comprehensive loss (“AOCL”) for the nine months ended April 30, 2013 and 2012 were as follows:

	For the nine months ended April 30,
Derivative gains (losses) included in AOCL	2013	2012
Beginning balance	$(12,799)	$5,161
Change in value on risk management commodity derivatives	2,044	(9,600)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	10,348	(1,123)
Change in value on risk management interest rate derivatives	(941)	—
Ending balance	$(1,348)	$(5,562)

Ferrellgas expects to reclassify net losses of approximately $0.9 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase, normal sales exception.

During the nine months ended April 30, 2013 and 2012, Ferrellgas did not have any reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2013, Ferrellgas had financial derivative contracts covering 1.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $1.6 million at April 30, 2013.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the operating partnership’s debt rating.  As of April 30, 2013, a downgrade in the operating partnership’s debt rating would not trigger any further reduction in credit limit. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position on April 30, 2013 is $0.1 million for which Ferrellgas has posted collateral of $0.1 million in the normal course of business. The credit-risk-related contingent features underlying these agreements will result in no additional collateral requirements as of April 30, 2013.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Operating expense	$55,374	$48,165	$156,752	$151,476

General and administrative expense	$10,252	$6,103	$23,708	$18,809

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

K.    Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings available per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of the guidance on the two-class method typically impacts only the three months ending January 31. There was neither a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders' interest for the three months ended April 30, 2013 and 2012, nor for the nine months ended April 30, 2013 and 2012.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities.

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Common unitholders’ interest in net earnings	$44,234	$20,599	$84,378	$24,331

Weighted average common units outstanding (in thousands)	79,054.4	78,960.0	79,027.5	77,095.8

Dilutive securities	31.7	42.4	38.0	73.8

Weighted average common units outstanding plus dilutive securities	79,086.1	79,002.4	79,065.5	77,169.6

Basic and diluted net earnings per common unitholders’ interest	$0.56	$0.26	$1.07	$0.32

FERRELLGAS PARTNERS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.) CONDENSED BALANCE SHEETS (in dollars) (unaudited)

	April 30, 2013	July 31, 2012
ASSETS

Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	11,134	10,919

Accumulated deficit	(11,165)	(10,950)
Total stockholder's equity	$969	$969

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.) CONDENSED STATEMENTS OF EARNINGS (in dollars) (unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
General and administrative expense	$—	$—	$215	$175

Net loss	$—	$—	$(215)	$(175)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.) CONDENSED STATEMENTS OF CASH FLOWS (in dollars) (unaudited)

	For the nine months ended April 30,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(215)	$(175)
Cash used in operating activities	(215)	(175)

Cash flows provided by (used in) financing activities:
Capital contribution	215	175
Cash provided by financing activities	215	175

Change in cash	—	—
Cash - beginning of period	969	969
Cash - end of period	$969	$969

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
April 30, 2013
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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for the $182.0 million fixed rate, 8.625% due 2020 debt securities of the Partnership.

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of April 30, 2013, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	April 30, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,780	$8,218
Accounts and notes receivable (including $183,957 and $121,812 of accounts receivable pledged as collateral at April 30, 2013 and July 31, 2012, respectively)	198,188	124,004
Inventories	107,210	127,598
Prepaid expenses and other current assets	23,361	29,275
Total current assets	340,539	289,095

Property, plant and equipment, (net of accumulated depreciation of $613,452 and $597,177 at April 30, 2013 and July 31, 2012, respectively)	604,716	626,551
Goodwill	253,286	248,944
Intangible assets (net of accumulated amortization of $341,091 and $324,893 at April 30, 2013 and July 31, 2012, respectively)	195,191	189,118
Other assets, net	43,355	39,954
Total assets	$1,437,087	$1,393,662

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$70,285	$47,824
Short-term borrowings	21,450	95,730
Collateralized note payable	116,000	74,000
Other current liabilities	117,062	120,384
Total current liabilities	324,797	337,938

Long-term debt	924,669	877,085
Other liabilities	31,727	25,499
Contingencies and commitments (Note J)

Partners' capital:
Limited partner	156,145	164,737
General partner	1,595	1,683
Accumulated other comprehensive loss	(1,846)	(13,280)
Total partners' capital	155,894	153,140
Total liabilities and partners' capital	$1,437,087	$1,393,662

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (in thousands) (unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Revenues:
Propane and other gas liquids sales	$508,408	$556,644	$1,426,763	$1,850,430
Other	94,612	72,975	198,031	146,887
Total revenues	603,020	629,619	1,624,794	1,997,317

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	313,207	401,521	903,100	1,405,243
Cost of product sold - other	66,714	49,117	123,348	80,211
Operating expense (includes $0.4 million and $0.1 million for the three months ended April 30, 2013 and 2012, respectively, and $1.7 million and $2.0 million for the nine months ended April 30, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	107,453	95,779	310,660	300,642
Depreciation and amortization expense	20,896	21,123	62,522	62,839
General and administrative expense (includes $1.8 million and $0.3 million for the three months ended April 30, 2013 and 2012, respectively, and $6.7 million and $2.9 million for the nine months ended April 30, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	15,232	9,236	39,104	31,586
Equipment lease expense	4,098	3,789	11,848	10,846
Non-cash employee stock ownership plan compensation charge	2,824	2,203	12,673	6,719
Loss on disposal of assets and other	3,337	1,220	5,728	2,052

Operating income	69,259	45,631	155,811	97,179

Interest expense	(18,040)	(19,442)	(55,010)	(58,815)
Other income, net	185	201	517	248

Earnings before income taxes	51,404	26,390	101,318	38,612

Income tax expense	2,008	1,137	2,661	1,277

Net earnings	$49,396	$25,253	$98,657	$37,335

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Net earnings	$49,396	$25,253	$98,657	$37,335
Other comprehensive income (loss)
Change in value on risk management derivatives	1,032	(5,725)	1,103	(9,600)
Reclassification of gains and losses of derivatives to earnings	1,723	1,590	10,348	(1,123)
Foreign currency translation adjustment	(20)	(11)	(17)	(11)
Other comprehensive income (loss)	2,735	(4,146)	11,434	(10,734)
Comprehensive income	$52,131	$21,107	$110,091	$26,601

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (in thousands) (unaudited)

	Limited Partner	General Partner	Accumulated other comprehensive loss	Total partners' capital
Balance at July 31, 2012	$164,737	$1,683	$(13,280)	$153,140

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	20,895	212		21,107

Cash contributed by Ferrellgas Partners and general partner	450	5		455

Distributions	(127,597)	(1,302)		(128,899)

Comprehensive income:
Net earnings	97,660	997		98,657
Other comprehensive income			11,434	11,434
Comprehensive income				110,091

Balance at April 30, 2013	$156,145	$1,595	$(1,846)	$155,894

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the nine months ended April 30,
	2013	2012
Cash flows provided by (used in) operating activities:
Net earnings	$98,657	$37,335
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	62,522	62,839
Non-cash employee stock ownership plan compensation charge	12,673	6,719
Non-cash stock and unit-based compensation charge	8,434	4,867
Loss on disposal of assets and other	5,728	2,052
Provision for doubtful accounts	2,373	4,966
Deferred tax expense	1,303	584
Other	2,840	1,149
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(68,007)	(38,572)
Inventories	25,915	4,285
Prepaid expenses and other current assets	8,035	(2,055)
Accounts payable	22,245	165
Accrued interest expense	1,159	1,475
Other current liabilities	(3,039)	(15,516)
Other liabilities	379	(148)
Net cash provided by operating activities	181,217	70,145

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(37,186)	(10,340)
Capital expenditures	(33,263)	(37,747)
Proceeds from sale of assets	8,013	4,314
Net cash used in investing activities	(62,436)	(43,773)

Cash flows provided by (used in) financing activities:
Distributions	(128,899)	(125,737)
Contributions from partners	455	50,510
Proceeds from increase in long-term debt	48,163	42,436
Payments on long-term debt	(2,641)	(52,391)
Net reductions to short-term borrowings	(74,280)	(6,636)
Net additions to collateralized short-term borrowings	42,000	73,000
Cash paid for financing costs	—	(3,575)
Net cash used in financing activities	(115,202)	(22,393)

Effect of exchange rate changes on cash	(17)	(11)

Increase in cash and cash equivalents	3,562	3,968
Cash and cash equivalents - beginning of period	8,218	7,342
Cash and cash equivalents - end of period	$11,780	$11,310

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
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

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2013 and 2012 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value intangibles and goodwill in business combinations, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts and stock and unit-based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2013	2012
CASH PAID FOR:
Interest	$50,413	$53,773
Income taxes	$73	$92
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$1,300
Liabilities incurred in connection with acquisitions	$8,047	$2,321
Change in accruals for property, plant and equipment additions	$449	$604

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

C.  Supplemental financial statement information

Inventories consist of the following:

	April 30,	July 31,
	2013	2012
Propane gas and related products	$85,249	$110,517
Appliances, parts and supplies	21,961	17,081
Inventories	$107,210	$127,598

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms of fewer than 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2013, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 50.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30,	July 31,
	2013	2012
Accrued interest	$19,097	$17,938
Accrued payroll	28,808	16,495
Customer deposits and advances	15,953	28,842
Other	53,204	57,109
Other current liabilities	$117,062	$120,384

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Operating expense	$49,633	$47,472	$141,794	$139,197
Depreciation and amortization expense	1,371	1,636	4,298	4,920
Equipment lease expense	3,555	3,179	10,435	9,323
	$54,559	$52,287	$156,527	$153,440

D.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2013	July 31, 2012
Accounts receivable pledged as collateral	$183,957	$121,812
Accounts receivable	18,303	5,788
Other	460	216
Less: Allowance for doubtful accounts	(4,532)	(3,812)
Accounts and notes receivable, net	$198,188	$124,004

At April 30, 2013, $184.0 million of trade accounts receivable were pledged as collateral against $116.0 million of collateralized notes payable due to a commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2013, Ferrellgas, L.P. had received cash proceeds of $116.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2012, Ferrellgas, L.P. had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.2% and 2.6% as of April 30, 2013 and July 31, 2012, respectively.

E.  Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of April 30, 2013 and July 31, 2012, $21.5 million and $95.7 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of April 30, 2013, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $133.3 million, of which $111.8 million was classified as long-term debt. As of July 31, 2012, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt.

Borrowings outstanding at April 30, 2013 and July 31, 2012 under the secured credit facility had a weighted average interest rate of 4.2% at both dates.

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

Letters of credit outstanding at April 30, 2013 totaled $56.4 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At April 30, 2013, Ferrellgas, L.P. had available letter of credit remaining capacity of $143.6 million. At July 31, 2012, Ferrellgas, L.P. had available letter of credit remaining capacity of $135.5 million.

F.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Ferrellgas Partners	$39,934	$39,880	$127,597	$124,467
General partner	408	407	1,302	1,270
	$40,342	$40,287	$128,899	$125,737

On May 23, 2013, Ferrellgas, L.P. declared distributions for the three months ended April 30, 2013 to Ferrellgas Partners and the general partner of $47.8 million and $0.5 million, respectively, which is expected to be paid on June 14, 2013.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive loss (“AOCL”)

See Note H – Derivative instruments and hedging activities –  for details regarding changes in fair value on risk management financial derivatives recorded within AOCL for the nine months ended April 30, 2013 and 2012.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2013, the general partner made non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2012, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.  Fair value measurements

Derivative financial instruments

The following table presents Ferrellgas L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2013 and July 31, 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$7,356	$—	$7,356
Commodity derivatives propane swaps	$—	$2,498	$—	$2,498
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(2,720)	$—	$(2,720)
Commodity derivatives propane swaps	$—	$(1,126)	$—	$(1,126)

July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$7,784	$—	$7,784
Commodity derivatives propane swaps	$—	$1,049	$—	$1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,778)	$—	$(1,778)
Commodity derivatives propane swaps	$—	$(12,069)	$—	$(12,069)

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

Derivative instruments and hedging activity

During the nine months ended April 30, 2013 and 2012, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2013 and July 31, 2012:

	April 30, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,845	Other current liabilities	$899
Commodity derivatives propane swaps	Other assets, net	653	Other liabilities	227
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,407	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	3,949	Other liabilities	2,720
	Total	$9,854	Total	$3,846

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

The following table provides a summary of the effect on Ferrellgas L.P.’s condensed consolidated statements of earnings for the three and nine months ended April 30, 2013 and 2012 due to derivatives that were designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$805	$—	$(5,469)	$(5,469)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$2,412	$—	$(16,406)	$(16,406)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2013 and 2012 due to the effective portion of derivatives that were designated as cash flow hedging instruments:

	For the three months ended April 30, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$1,130	Cost of product sold- propane and other gas liquids sales	$(1,723)
Interest rate swap agreements	(98)	Interest expense	—
	$1,032		$(1,723)

	For the three months ended April 30, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(5,725)	Cost of product sold- propane and other gas liquids sales	$(1,590)
	$(5,725)		$(1,590)

	For the nine months ended April 30, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$2,044	Cost of product sold- propane and other gas liquids sales	$(10,348)
Interest rate swap agreements	(941)	Interest expense	—
	$1,103		$(10,348)

	For the nine months ended April 30, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCL on Derivative	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Commodity derivatives propane swaps	$(9,600)	Cost of product sold- propane and other gas liquids sales	$1,123
	$(9,600)		$1,123

The changes in derivative gains (losses) included in accumulated other comprehensive loss (“AOCL”) for the nine months ended April 30, 2013 and 2012 were as follows:

	For the nine months ended April 30,
Derivative gains (losses) included in AOCL	2013	2012
Beginning balance	$(12,799)	$5,161
Change in value on risk management commodity derivatives	2,044	(9,600)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	10,348	(1,123)
Change in value on risk management interest rate derivatives	(941)	—
Ending balance	$(1,348)	$(5,562)

Ferrellgas, L.P. expects to reclassify net gains of approximately $0.9 million to earnings during the next 12 months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase, normal sales exception.

During the three months ended April 30, 2013 and 2012, Ferrellgas, L.P. did not have any reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2013, Ferrellgas, L.P. had financial derivative contracts covering 1.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $1.6 million at April 30, 2013.

Ferrellgas L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating.  As of April 30, 2013, a downgrade in the Partnership’s debt rating would not trigger any further reduction in credit limit.  The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position on April 30, 2013 is $0.1 million for which Ferrellgas L.P. has posted collateral of $0.1 million in the normal course of business. The credit-risk-related contingent features underlying these agreements will result in no additional collateral requirements as of April 30, 2013.

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

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
Operating expense	$55,374	$48,165	$156,752	$151,476

General and administrative expense	$10,252	$6,103	$23,708	$18,809

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

FERRELLGAS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas, L.P.) CONDENSED BALANCE SHEETS (in dollars) (unaudited)

	April 30, 2013	July 31, 2012
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	43,546	38,871

Accumulated deficit	(43,446)	(38,771)
Total stockholder's equity	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas, L.P.) CONDENSED STATEMENTS OF EARNINGS (in dollars) (unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2013	2012	2013	2012
General and administrative expense	$—	$—	4,675	3,165

Net loss	$—	$—	$(4,675)	$(3,165)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP. (a wholly-owned subsidiary of Ferrellgas, L.P.) CONDENSED STATEMENTS OF CASH FLOWS (in dollars) (unaudited)

	For the nine months ended April 30,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(4,675)	$(3,165)
Cash used in operating activities	(4,675)	(3,165)

Cash flows provided by (used in) financing activities:
Capital contribution	4,675	3,165
Cash provided by financing activities	4,675	3,165

Change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
April 30, 2013
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

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.  Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for the following debt securities of the Partnership:

•	$500.0 million fixed rate, 6.5% due 2021 debt securities, and

•	$300.0 million fixed rate, 9.125% due 2017 debt securities.

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of April 30, 2013, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2013 through 2015 sales commitments and, as of April 30, 2013, have experienced net mark to market gains of approximately $1.4 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets," “Other current liabilities,” "Other Liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2013, we estimate 66% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the next twelve months.

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

“Net income attributable to Ferrellgas Partners, L.P.” in the nine months ended April 30, 2013 was $85.2 million compared to net earnings of $24.6 million in the prior period. This increase in net income of $60.6 million was primarily due to $78.5 million of increased “Gross margin – Propane and other gas liquid sales,” and a $8.0 million of increased "Gross margin - other," partially offset by a $10.0 million increase in “Operating expense,” a $6.0 million increase in "Non-cash employee stock ownership plan compensation charge," a $7.5 million increase in "General and administrative expense" and a $3.7 million increase in "Loss on disposal of assets and other."

Our last completed annual goodwill impairment test was January 31, 2013.  We are not aware of any indicators that would indicate impairment.

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

•	we expect Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	we expect “Net earnings” to increase in fiscal 2013 compared to fiscal 2012 primarily due to our anticipation that the following factors should result in increased operating income:

◦	temperatures were cooler than those of the unusually warm prior year which should result in increased propane sales gallons,

◦	wholesale propane prices will continue to be lower than those of the prior year period which should result in greater “Gross margin-propane and other gas liquids sales” per gallon, and

◦	management’s focus on long-term cost reductions should decrease expense per gallon from that of the prior year period.

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

Results of Operations

Three months ended April 30, 2013 compared to April 30, 2012:

			Favorable
(amounts in thousands)			(unfavorable)
Three months ended April 30,	2013	2012	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	196,009	167,462	28,547	17%
Wholesale – Sales to Resellers	71,113	58,421	12,692	22%
	267,122	225,883	41,239	18%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$359,019	$349,472	$9,547	3%
Wholesale – Sales to Resellers	121,391	127,827	(6,436)	(5)%
Other Gas Sales (a)	27,998	79,345	(51,347)	(65)%
	$508,408	$556,644	$(48,236)	(9)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$153,697	$116,328	$37,369	32%
Wholesale – Sales to Resellers (a)	41,504	38,795	2,709	7%
	$195,201	$155,123	$40,078	26%

Gross margin - Other	$27,898	$23,858	$4,040	17%
Operating income	69,102	45,476	23,626	52%
Adjusted EBITDA (c)	98,494	70,797	27,697	39%
Interest expense	(22,084)	(23,471)	1,387	6%
Interest expense - operating partnership	(18,040)	(19,442)	1,402	7%

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

(c)   Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income, net, severance charges, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the Partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended April 30, 2013 and 2012, respectively:

(amounts in thousands)
Three months ended April 30,	2013	2012
Net earnings attributable to Ferrellgas Partners, L.P.	$44,681	$20,807
Income tax expense	2,023	1,144
Interest expense	22,084	23,471
Depreciation and amortization expense	20,896	21,123
EBITDA	$89,684	$66,545
Non-cash employee stock ownership plan compensation charge	2,824	2,203
Non-cash stock and unit-based compensation charge	2,222	385
Loss on disposal of assets and other	3,337	1,220
Other income, net	(185)	(201)
Severance charges	—	390
Nonrecurring litigation accrual and related legal fees	113	—
Net earnings attributable to noncontrolling interest	499	255
Adjusted EBITDA	$98,494	$70,797

Propane sales volumes during the three months ended April 30, 2013 increased 41.2 million gallons from that of the prior period due to 28.5 million of increased gallon sales to our retail customers and 12.7 million of increased gallon sales to our wholesale customers. We believe retail customer sales volumes increased primarily due to temperatures that were colder than the prior year period.

Weather in the more highly concentrated geographic areas we serve for the three months ended April 30, 2013 was approximately 39% colder than that of the prior year period and 6% colder than normal.

Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended April 30, 2013 averaged 27% less than the three months ended April 30, 2012. The wholesale market price averaged $0.90 and $1.23 per gallon during the three months ended April 30, 2013 and 2012, respectively.

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

Revenues - Propane and other gas liquids sales

Retail sales increased $9.5 million compared to the prior period. This increase resulted primarily due to $61.5 million of increased retail propane sales volumes, partially offset by $52.0 million from decreased sales price per gallon, both as discussed above.

Wholesale sales decreased $6.4 million compared to the prior period. This decrease resulted primarily from $19.8 million of decreased sales price per gallon, partially offset by $13.4 million of increased sales volumes.

Other gas sales decreased $51.3 million compared to the prior year period primarily due to $43.6 million from decreased sales volumes and $7.7 million due to decreased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $37.4 million compared to the prior year period. This increase resulted primarily from $29.6 million related to increased sales volumes and $7.8 million of increased gross margin per gallon, both as discussed above.

Gross margin - other

Gross margin - other increased $4.0 million primarily due to a $2.8 million increase in material and appliance sales.

Operating income

"Operating income" increased $23.6 million compared to the prior year period primarily due to $40.1 million of increased Gross margin – Propane and other gas liquid sales and $4.0 million of increased Gross margin - other, each as discussed above, partially offset by an $11.7 million increase in "Operating expense" and a $6.0 million increase in "General and administrative expense."

“Operating expense” increased primarily due to $16.7 million in additional operating expenses resulting from increased gallons sold, $7.7 million in increased performance-based incentive expense and $2.3 million in increased general liability and workers compensation costs, partially offset by $15.4 million in reduced operating expenses resulting from the successful implementation of our efficiency initiatives and cost cutting projects. "General and administrative expense" increased primarily due to a $4.8 million increase in performance-based incentive expense and a $1.5 million increase in non-cash stock and unit based compensation charges.

Adjusted EBITDA

Adjusted EBITDA increased $27.7 million compared to the prior year period primarily due to a $40.1 million increase in Gross margin - Propane and other gas liquids sales and $4.0 million of increased Gross margin - other, each as discussed above, partially offset by a $11.4 million increase in “Operating expense,” as discussed above and a $4.5 million increase in "General and administrative expense." "General and administrative expense" increased primarily due to a $4.8 million increase in performance-based incentive expense.

Interest expense - consolidated

"Interest expense" decreased $1.4 million primarily due to $0.8 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period.

Interest expense - operating partnership

"Interest expense" decreased $1.4 million primarily due to $0.8 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period.

Nine months ended April 30, 2013 compared to April 30, 2012:

			Favorable
(amounts in thousands)			(unfavorable)
Nine months ended April 30,	2013	2012	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	542,688	524,287	18,401	4%
Wholesale – Sales to Resellers	202,396	202,971	(575)	—%
	745,084	727,258	17,826	2%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$967,954	$1,125,653	$(157,699)	(14)%
Wholesale – Sales to Resellers	345,448	428,071	(82,623)	(19)%
Other Gas Sales (a)	113,361	296,706	(183,345)	(62)%
	$1,426,763	$1,850,430	$(423,667)	(23)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$410,619	$336,506	$74,113	22%
Wholesale – Sales to Resellers (a)	113,044	108,681	4,363	4%
	$523,663	$445,187	$78,476	18%

Gross margin - Other	$74,683	$66,676	$8,007	12%
Operating income	155,524	96,895	58,629	61%
Adjusted EBITDA (c)	246,219	175,027	71,192	41%
Interest expense	(67,138)	(70,904)	3,766	5%
Interest expense - operating partnership	(55,010)	(58,815)	3,805	6%

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

(c)   Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income, net, severance charges, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the nine months ended April 30, 2013 and 2012, respectively:

(amounts in thousands)
Nine months ended April 30,	2013	2012
Net earnings attributable to Ferrellgas Partners, L.P.	$85,230	$24,577
Income tax expense	2,676	1,285
Interest expense	67,138	70,904
Depreciation and amortization expense	62,522	62,839
EBITDA	$217,566	$159,605
Non-cash employee stock ownership plan compensation charge	12,673	6,719
Non-cash stock and unit-based compensation charge	8,434	4,867
Loss on disposal of assets and other	5,728	2,052
Other income, net	(517)	(248)
Severance charges	—	763
Nonrecurring litigation accrual and related legal fees	1,338	892
Net earnings attributable to noncontrolling interest	997	377
Adjusted EBITDA	$246,219	$175,027

Propane sales volumes during the nine months ended April 30, 2013 increased 17.8 million gallons from that of the prior period due to 18.4 million of increased gallon sales to our retail customers, slightly offset by 0.6 million of decreased gallon sales to our wholesale customers. We believe retail customer sales volumes increased primarily due to temperatures that were colder than the prior year period.

Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2013 was approximately 19% colder than that of the prior year period. Although temperatures were colder than the prior year's much warmer than normal temperatures, temperatures for the nine months ended April 30, 2013 were still 4% warmer than normal.

Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the nine months ended April 30, 2013 averaged 35% less than the prior period. The wholesale market price averaged $0.89 and $1.38 per gallon during the nine months ended April 30, 2013 and 2012, respectively.

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

Revenues - Propane and other gas liquids sales

Retail sales decreased $157.7 million compared to the prior period. This decrease resulted primarily from a $197.2 million decrease in sales price per gallon, partially offset by $39.5 million from increased retail propane sales volumes, both as discussed above.

Wholesale sales decreased $82.6 million compared to the prior period. This decrease resulted primarily from $79.5 million of decreased sales price per gallon and by $3.1 million of decreased sales volumes.

Other gas sales decreased $183.3 million compared to the prior year period primarily due to $119.5 million from decreased sales volumes and $63.8 million of decreased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $74.1 million compared to the prior year period. This increase resulted primarily from a $47.4 million increase in gross margin per gallon and a $26.7 million increase in propane sales volumes, both as discussed above.

Gross margin - other

Gross margin - other increased $8.0 million primarily due to a $4.8 million increase in material and appliance sales.

Operating income

"Operating income" increased $58.6 million compared to the prior year period primarily due to $78.5 million of increased Gross margin – Propane and other gas liquid sales and $8.0 million of increased Gross margin - other as discussed above, partially offset by a $10.0 million increase in “Operating expense,” a $7.5 million increase in "General and administrative expense," a $6.0 million increase in "Non-cash employee stock ownership plan compensation charge" and a $3.7 million increase in "Loss on disposal of assets and other."

"Operating expense" increased primarily due to $11.0 million in increased performance-based incentive expense, $7.0 million in additional operating expenses resulting from increased gallons sold and $5.5 million in increased general liability and workers compensation costs, partially offset by $13.5 million in reduced operating expenses resulting from the successful implementation of our efficiency initiatives and cost cutting projects. "Non-cash employee stock ownership plan compensation charge" increased primarily due to an increase in the allocation of Ferrell Companies shares to employees. "General and administrative expenses" increased primarily due to a $6.6 million in performance based incentive expense, $3.8 million in increased non-cash stock based compensation charges and , partially offset by a $2.9 million reduction in personnel and other corporate costs. The increase in "Loss on disposal of assets and other" was due to the timing of the disposals of assets throughout the year.

Adjusted EBITDA

Adjusted EBITDA increased $71.2 million compared to the prior year period primarily due to a $78.5 million increase in Gross margin - Propane and other gas liquids sales and $8.0 million of increased gross margin - other, each as discussed above, partially offset by a $10.2 million increase in “Operating expense,” as discussed above and a $3.7 million increase in "General and administrative expense." "General and administrative expenses" increased primarily due to a $6.6 million increase in performance based incentive expense, partially offset by a $2.9 million reduction in personnel and other corporate costs.

Interest expense - consolidated

"Interest expense" decreased $3.8 million primarily due to $2.4 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $1.2 million primarily from reduced rates and borrowings on our accounts receivable securitization facility and our secured credit facility.

Interest expense - operating partnership

"Interest expense" decreased $3.8 million primarily due to $2.4 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $1.2 million primarily from reduced rates and borrowings on our accounts receivable securitization facility and our secured credit facility.

Forward-looking statements

We expect “Net earnings” to increase in fiscal 2013 compared to fiscal 2012 primarily due to our anticipation that the following factors should result in increased "operating income":

•	temperatures were cooler than those of the unusually warm prior year which should result in increased propane sales gallons,

•	wholesale propane prices will continue to be lower than those of the prior year period which should result in greater Gross margin-propane and other gas liquids sales per gallon, and

•	management’s focus on long-term cost reductions should decrease expense per gallon from that of the prior year period.

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

During the nine months ended April 30, 2013, our propane operations were positively impacted by a combination of weather that was significantly colder than the same period in the prior fiscal year, wholesale propane prices that were significantly lower than the same period in the prior fiscal year and a series of efficiency initiatives, cost cutting projects and pricing initiatives designed to improve sales margins. The combination of these positive factors has assisted us in improving our distributable cash flow. For the trailing twelve months ended April 30, 2013, our distributable cash flow is approximately 108% of the total cash distributions paid for that period.

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

During periods of high volatility, our risk management activities may expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise, our counterparties may not be able to fulfill their margin calls from us or may default on the settlement of positions with us.

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

A quarterly distribution of $0.50 is expected to be paid on June 14, 2013, to all common units that were outstanding on June 7, 2013. This represents the seventy-fifth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of April 30, 2013, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2013. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of May 31, 2013, these two registrants collectively had $750.0 million available under this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of May 31, 2013, Ferrellgas Partners had $227.3 million available under this shelf agreement.

Operating Activities

Net cash provided by operating activities was $173.2 million for the nine months ended April 30, 2013, compared to $61.9 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $74.0 million improvement in cash flow from operations and a $36.8 million decrease in working capital requirements.

The increase in cash flow from operations is primarily due to a $78.5 million increase in “Gross margin – Propane and other gas liquids sales” and a $8.0 million increase in "Gross margin - Other," partially offset by a $14.0 million increase in "Operating expense" and General and administrative expense", each as discussed above.

The decrease in working capital requirements was primarily due to $21.6 million from the timing of inventory purchases and exchanges, $22.1 million from the timing of accounts payable purchases and disbursements, a $12.7 million decrease in other current liabilities primarily due to the timing of customers' uses of their deposits and advances and a $10.1 million decrease in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances. These decreases in working capital requirements were partially offset by a $29.4 million increase in accounts receivable resulting from the timing of billings and collections on accounts receivable.

The operating partnership

Net cash provided by operating activities was $181.2 million for the nine months ended April 30, 2013, compared to $70.1 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $36.5 million decrease in working capital requirements and a $74.0 million improvement in cash flow from operations.

The increase in cash flow from operations is primarily due to a $78.5 million increase in “Gross margin – Propane and other gas liquids sales” and a $8.0 million increase in "Gross margin - Other," partially offset by a $14.0 million increase in "Operating expense" and General and administrative expense", each as discussed above.

The decrease in working capital requirements was primarily due to $21.6 million from the timing of inventory purchases and exchanges, $22.1 million from the timing of accounts payable purchases and disbursements, a $12.5 million decrease in other current liabilities primarily due to the timing of customers' uses of their deposits and advances and a $10.1 million decrease in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances. These decrease in working capital requirements were partially offset by a $29.4 million increase in accounts receivable resulting from the timing of billings and collections on accounts receivable.

Investing Activities

Net cash used in investing activities was $62.4 million for the nine months ended April 30, 2013, compared to net cash used in investing activities of $43.8 million for the prior year period. This increase in net cash used in investing activities is primarily due to increases of $26.9 million in business acquisitions, net of cash acquired, partially offset by a $4.5 million decrease in capital expenditures and an increase of $3.7 million in “Proceeds from assets sales”. The decrease in capital expenditures relates primarily to decreased purchases of propane cylinders in our effort to better utilize existing assets.
The increase in proceeds from assets sales relates primarily to a one-time sale of underutilized real estate assets.

Financing Activities

Net cash used in financing activities was $107.0 million for the nine months ended April 30, 2013, compared to net cash used in financing activities of $13.7 million for the prior year period. This increase in net cash used in financing activities was primarily due to a $98.6 million net decrease in short-term borrowings and our secured credit facility and accounts receivable securitization facility, both of which are a result of improved cash flows from operating and investing activities. A $55.5 million net increase in proceeds from long-term borrowings was somewhat offset by a $50.0 million decrease in proceeds from equity offerings.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $119.7 million during the nine months ended April 30, 2013 in connection with the distributions declared for the three months ended July 31, 2012, October 31, 2012 and January 31, 2013. The quarterly distribution on all common units and the related general partner distributions for the three months ended April 30, 2013 of $39.9 million are expected to be paid on June 14, 2013 to holders of record on June 7, 2013.

Secured credit facility

As of April 30, 2013, we had total borrowings outstanding under our secured credit facility of $133.3 million, of which $111.8 million was classified as long-term debt. Additionally, Ferrellgas had $205.4 million of available borrowing capacity under this facility as of April 30, 2013.

Borrowings outstanding at April 30, 2013 under our secured credit facility had a weighted average interest rate of 4.2%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00%.

As of April 30, 2013, the federal funds rate and Bank of America’s prime rate were 0.14% and 3.25%, respectively. As of April 30, 2013, the one-month and three-month Eurodollar Rates were 0.23% and 0.28%, respectively.

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

Letters of credit outstanding at April 30, 2013 totaled $56.4 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. At April 30, 2013, we had available letter of credit remaining capacity of $143.6 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 2.0% to 3.0% (as of April 30, 2013, the rate was 2.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility decreased $31.0 million during the nine months ended April 30, 2013. We received net funding of $42.0 million from this facility during the nine months ended April 30, 2013 as compared to receiving net funding of $73.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of April 30, 2013, we had received cash proceeds of $116.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of April 30, 2013, the weighted average interest rate was 2.2%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $128.9 million and $125.7 million during the nine months ended April 30, 2013 and 2012, respectively. The operating partnership expects to pay cash distributions of $48.3 million on June 14, 2013.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $180.5 million for the nine months ended April 30, 2013, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions paid during the nine months ended (in thousands)
	April 30, 2013	April 30, 2013
Ferrell Companies (1)	21,469,664	$32,205
FCI Trading Corp. (2)	195,686	294
Ferrell Propane, Inc. (3)	51,204	78
James E. Ferrell (4)	4,358,475	$6,537

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Executive Chairman and Chairman of the Board of Directors of our general partner.

During the nine months ended April 30, 2013, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.5 million.

On June 14, 2013, Ferrellgas Partners and the operating partnership expect to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.9 million, respectively.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during the nine months ended April 30, 2013. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2013 and July 31, 2012, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $9.3 million and $8.8 million as of April 30, 2013 and July 31, 2012, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At April 30, 2013, we had $249.3 million, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.5 million for the twelve months ending April 30, 2014. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We have the following interest rate swaps outstanding as of April 30, 2013, all of which are designated as hedges for accounting purposes:

Term	Notional Amount (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Oct-17	$140,000	Pay a floating rate and receive a fixed rate of 9.125%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of 3 years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $2.8 million for the twelve months ending April 30, 2014. There would be no effect on cash flows due to a hypothetical change in interest rates on the $175.0 million swap because its forward start date is August 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus, actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2013, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 6, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 6, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 6, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 6, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director