Form 10-Q
period 2013-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2013-12-06
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At November 30, 2013, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	79,144,419	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

1

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.
FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

2

3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	October 31, 2013	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,435	$6,464
Accounts and notes receivable, net (including $167,645 and $130,025 of accounts receivable pledged as collateral at October 31, 2013 and July 31, 2013, respectively)	178,549	131,791
Inventories	140,795	117,116
Prepaid expenses and other current assets	42,647	25,608
Total current assets	370,426	280,979

Property, plant and equipment (net of accumulated depreciation of $612,766 and $617,541 at October 31, 2013 and July 31, 2013, respectively)	587,065	589,727
Goodwill	253,362	253,362
Intangible assets (net of accumulated amortization of $351,845 and $346,618 at October 31, 2013 and July 31, 2013, respectively)	184,296	189,516
Other assets, net	46,125	42,444
Total assets	$1,441,274	$1,356,028

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$87,014	$49,128
Short-term borrowings	115,083	50,054
Collateralized note payable	97,000	82,000
Other current liabilities	126,943	121,102
Total current liabilities	426,040	302,284

Long-term debt	1,116,150	1,106,940
Other liabilities	33,977	33,431
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (79,081,819 and 79,072,819 units outstanding at October 31, 2013 and July 31, 2013, respectively)	(85,633)	(28,931)
General partner unitholder (798,806 and 798,715 units outstanding at October 31, 2013 and July 31, 2013, respectively)	(60,934)	(60,362)
Accumulated other comprehensive income	11,155	1,697
Total Ferrellgas Partners, L.P. partners' deficit	(135,412)	(87,596)
Noncontrolling interest	519	969
Total partners' deficit	(134,893)	(86,627)
Total liabilities and partners' deficit	$1,441,274	$1,356,028
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)
	For the three months ended October 31,
	2013	2012

Revenues:
Propane and other gas liquids sales	$382,223	$335,281
Other	32,807	27,628
Total revenues	415,030	362,909

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	258,754	213,657
Cost of product sold - other	13,346	9,197
Operating expense (includes $0.8 million and $0.7 million for the three months ended October 31, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	103,764	97,145
Depreciation and amortization expense	20,215	20,875
General and administrative expense (includes $3.6 million and $2.4 million for the three months ended October 31, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	14,414	11,155
Equipment lease expense	4,066	3,923
Non-cash employee stock ownership plan compensation charge	3,043	2,402
Loss on disposal of assets	357	271

Operating income (loss)	(2,929)	4,284

Interest expense	(22,093)	(22,435)
Loss on extinguishment of debt	(301)	—
Other income, net	216	91

Loss before income taxes	(25,107)	(18,060)

Income tax benefit	(50)	(264)

Net loss	(25,057)	(17,796)

Net loss attributable to noncontrolling interest	(214)	(138)

Net loss attributable to Ferrellgas Partners, L.P.	(24,843)	(17,658)

Less: General partner's interest in net loss	(248)	(177)
Common unitholders' interest in net loss	$(24,595)	$(17,481)

Basic and diluted net loss per common unitholders' interest	$(0.31)	$(0.22)

Cash distributions declared per common unit	$0.50	$0.50
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended October 31,
	2013	2012

Net loss	$(25,057)	$(17,796)
Other comprehensive income (loss):
Change in value of risk management derivatives	10,604	6,276
Reclassification of derivative gains and losses to earnings	(929)	4,191
Foreign currency translation adjustment	(121)	2
Other comprehensive income	9,554	10,469
Comprehensive loss	(15,503)	(7,327)
Less: Comprehensive loss attributable to noncontrolling interest	(118)	(33)
Comprehensive loss attributable to Ferrellgas Partners, LP	$(15,385)	$(7,294)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income (loss)	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder			Non-controlling interest
Balance at July 31, 2013	79,072.8	798.7	$(28,931)	$(60,362)	$1,697	$(87,596)	$969	$(86,627)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	7,324	74	—	7,398	76	7,474
Distributions	—	—	(39,536)	(399)	—	(39,935)	(408)	(40,343)
Exercise of common unit options	9.0	0.1	105	1	—	106	—	106
Net loss	—	—	(24,595)	(248)	—	(24,843)	(214)	(25,057)
Other comprehensive income	—	—	—	—	9,458	9,458	96	9,554
Balance at October 31, 2013	79,081.8	798.8	$(85,633)	$(60,934)	$11,155	$(135,412)	$519	$(134,893)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2013	2012

Cash flows provided by (used in) operating activities:
Net loss	$(25,057)	$(17,796)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,215	20,875
Non-cash employee stock ownership plan compensation charge	3,043	2,402
Non-cash stock and unit-based compensation charge	4,431	3,092
Loss on disposal of assets	357	271
Loss on extinguishment of debt	301	—
Provision for doubtful accounts	898	1,008
Deferred tax expense	275	379
Other	1,069	997
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(47,333)	(24,696)
Inventories	(23,679)	(9,215)
Prepaid expenses and other current assets	(11,956)	(4,532)
Accounts payable	37,175	20,047
Accrued interest expense	4,960	5,139
Other current liabilities	1,022	11,420
Other liabilities	(133)	442
Net cash provided by (used in) operating activities	(34,412)	9,833

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(460)	(4,300)
Capital expenditures	(13,267)	(9,909)
Proceeds from sale of assets	1,317	4,771
Other	(8)	—
Net cash used in investing activities	(12,418)	(9,438)

Cash flows provided by (used in) financing activities:
Distributions	(39,935)	(39,907)
Proceeds from issuance of long-term debt	12,071	11,333
Payments on long-term debt	(1,684)	(1,439)
Net additions to short-term borrowings	65,029	22,167
Net additions to collateralized short-term borrowings	15,000	8,000
Cash paid for financing costs	(1,257)	—
Noncontrolling interest activity	(408)	(407)
Proceeds from exercise of common unit options	106	105
Net cash provided by (used in) financing activities	48,922	(148)

Effect of exchange rate changes on cash	(121)	2

Net change in cash and cash equivalents	1,971	249
Cash and cash equivalents - beginning of period	6,464	8,429
Cash and cash equivalents - end of period	$8,435	$8,678
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of October 31, 2013, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 21.7 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner") has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. The general partner performs all management functions required by Ferrellgas.

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners. Ferrellgas is a single reportable operating segment.

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas' Annual Report on Form 10-K for fiscal 2013.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value intangibles and goodwill in business combinations, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts, and stock and unit-based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2013	2012
CASH PAID FOR:
Interest	$15,842	$16,027
Income taxes	$—	$18
NON-CASH INVESTING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$—	$743
Change in accruals for property, plant and equipment additions	$1,244	$227

C. Supplemental financial statement information

Inventories consist of the following:

	October 31, 2013	July 31, 2013
Propane gas and related products	$117,294	$94,946
Appliances, parts and supplies	23,501	22,170
Inventories	$140,795	$117,116

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2013, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 111.8 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31, 2013	July 31, 2013
Accrued interest	$24,755	$19,795
Accrued payroll	14,034	30,295
Customer deposits and advances	34,971	20,420
Other	53,183	50,592
Other current liabilities	$126,943	$121,102

 Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2013	2012
Operating expense	$45,978	$43,901
Depreciation and amortization expense	1,415	1,527
Equipment lease expense	3,627	3,387
	$51,020	$48,815

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2013	July 31, 2013
Accounts receivable pledged as collateral	$167,645	$130,025
Accounts receivable	14,320	4,867
Other	411	506
Less: Allowance for doubtful accounts	(3,827)	(3,607)
Accounts and notes receivable, net	$178,549	$131,791

At October 31, 2013, $167.6 million of trade accounts receivable were pledged as collateral against $97.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2013, the operating partnership had received cash proceeds of $97.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2013, the operating partnership had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.2% and 2.4% as of October 31, 2013 and July 31, 2013, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2013 and July 31, 2013, $115.1 million and $50.1 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

During October 2013, Ferrellgas executed an amendment to its secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. We incurred a loss on extinguishment of debt of $0.3 million related to the writeoff of capitalized financing costs. Borrowings on the amended secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of October 31, 2013, Ferrellgas had total borrowings outstanding under its secured credit facility of $248.5 million, of which $133.4 million was classified as long-term debt. As of July 31, 2013, Ferrellgas had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt.

Borrowings outstanding at October 31, 2013 and July 31, 2013 under the secured credit facilities had weighted average interest rates of 3.3% and 3.7%, respectively.

The obligations under the credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Letters of credit outstanding at October 31, 2013 totaled $57.4 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and, to a lesser extent, commodity hedges and product purchases. At October 31, 2013, Ferrellgas had remaining letter of credit capacity of $142.6 million. At July 31, 2013, Ferrellgas had remaining letter of credit capacity of $146.1 million.

Long-term debt

See Note L - Subsequent events for discussion of the issuance of $325.0 million of 6.75% senior notes and redemption of $300.0 million of 9.125% senior notes.

Interest rate swaps

During May 2012, the operating partnership entered into a $140.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. The operating partnership received 9.125% and paid one-month LIBOR plus 7.96% on the $140.0 million swapped. The operating partnership accounted for this agreement as a fair value hedge. In October 2013, this interest rate swap was terminated. As a result, the operating partnership discontinued hedge accounting treatment for this agreement at a cost of $0.2 million.

F.  Partners' deficit

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2013	2012
Public common unitholders	$26,498	$26,470
Ferrell Companies (1)	10,735	10,735
FCI Trading Corp. (2)	98	98
Ferrell Propane, Inc. (3)	26	26
James E. Ferrell (4)	2,179	2,179
General partner	399	399
	$39,935	$39,907

(1) Ferrell Companies is the owner of the general partner and an approximately 27% direct owner of Ferrellgas Partner's common units and thus a related party.
(2) FCI Trading Corp. is an affiliate of the general partner and thus a related party.
(3) Ferrell Propane, Inc. is controlled by the general partner and thus a related party.
(4) James E. Ferrell is the Chairman of the Board of Directors of the general partner and a related party.

On November 21, 2013, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2013, which is expected to be paid on December 13, 2013. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$10,735
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,179
General partner	400

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2013 and 2012.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2013, the general partner made non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31, 2012, the general partner made non-cash contributions of $0.1 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2013 and July 31, 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,177	$—	$2,177
Propane commodity derivatives	$—	$12,313	$—	$12,313
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,719)	$—	$(5,719)
Propane commodity derivatives	$—	$—	$—	$—

July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Propane commodity derivatives	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Propane commodity derivatives	$—	$(907)	$—	$(907)

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

Derivative instruments and hedging activities

During the three months ended October 31, 2013 and 2012, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ condensed consolidated balance sheets as of October 31, 2013 and July 31, 2013:

	October 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$7,992	Other current liabilities	$—
Propane commodity derivatives	Other assets, net	4,321	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,177	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,719
	Total	$14,490	Total	$5,719

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Propane commodity derivatives	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

The following table provides a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three months ended October 31, 2013 and 2012 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$832	$724	$(5,365)	$(5,469)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three months ended October 31, 2013 and 2012 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$11,617	Cost of product sold- propane and other gas liquids sales	$929
Interest rate swap agreements	(1,013)	Interest expense	—
	$10,604		$929

	For the three months ended October 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$6,526	Cost of product sold- propane and other gas liquids sales	$(4,191)
Interest rate swap agreements	(250)	Interest expense	—
	$6,276		$(4,191)

The changes in derivatives included in AOCI for the three months ended October 31, 2013 and 2012 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2013	2012
Beginning balance	$2,066	$(12,799)
Change in value of risk management commodity derivatives	11,617	6,526
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales	(929)	4,191
Change in value of risk management interest rate derivatives	(1,013)	(250)
Ending balance	$11,741	$(2,332)

Ferrellgas expects to reclassify net gains of approximately $7.9 million to earnings during the next 12 months. These net gains are expected to be offset by reduced margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2013 and 2012, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2013, Ferrellgas had financial derivative contracts covering 1.6 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $12.3 million at October 31, 2013.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the operating partnership’s debt rating. At October 31, 2013, a downgrade in the operating partnership’s debt rating would not trigger any further reduction in credit limit. There were no derivatives with credit-risk-related contingent features in a liability position on October 31, 2013 and Ferrellgas had no collateral posted in the normal course of business related to such derivatives.

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

	For the three months ended October 31,
	2013	2012
Operating expense	$48,158	$47,784

General and administrative expense	$5,901	$6,273

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ deficit.

J.    Contingencies and commitments

Litigation

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

During the quarter Ferrellgas reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbeque cylinders. Ferrellgas has also received notice that the Federal Trade Commission is investigating barbeque cylinder labeling and filling practices and any anti-trust issues relating to cylinder fill level. Ferrellgas does not believe any loss is probable or reasonably estimable beyond the settlement already accrued and reflected in the condensed consolidated financial statements.

Ferrellgas has also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. Ferrellgas believes the claims are without merit and intends to defend them vigorously. The case, which has not been certified for class treatment, is currently on appeal before the Tenth Circuit Court of Appeals following the denial of a motion to arbitrate the individual plaintiff's claim. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

K.    Net loss per common unitholders’ interest

Below is a calculation of the basic and diluted net loss available per common unitholders’ interest reported in the condensed consolidated statements of earnings for the periods indicated. In accordance with GAAP on participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. There was no dilutive effect on net loss per common unitholders’ interest for the three months ended October 31, 2013 and 2012.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended October 31,
	2013	2012
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net loss	$(24,595)	$(17,481)

Weighted average common units outstanding - basic	79,075.8	79,013.3
Dilutive securities	—	—
Weighted average common units outstanding - diluted	79,075.8	79,013.3

Basic and diluted net loss per common unitholders’ interest	$(0.31)	$(0.22)

L. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that, other than the event discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.
During November 2013, Ferrellgas issued $325.0 million in aggregate principal amount of new 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas applied the net proceeds to a cash tender offer to purchase or call any and all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. Ferrellgas is also evaluating the potential write-off of certain fees and non-cash write-offs of unamortized discount on debt and related capitalized debt costs.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2013	July 31, 2013
ASSETS
Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	13,007	12,957
Accumulated deficit	(13,038)	(12,988)
Total stockholder's equity	$969	$969
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)
	For the three months ended October 31,
	2013	2012

General and administrative expense	$50	$—

Net loss	$(50)	$—
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(50)	$—
Cash used in operating activities	(50)	—

Cash flows provided by (used in) financing activities:
Capital contribution	50	—
Cash provided by financing activities	50	—

Net change in cash	—	—
Cash - beginning of period	969	969
Cash - end of period	$969	$969
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    Formation

Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (the “Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for the Partnership's $182.0 million, 8.625% senior notes due 2020.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	October 31, 2013	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,187	$6,307
Accounts and notes receivable, net (including $167,645 and $130,025 of accounts receivable pledged as collateral at October 31, 2013 and July 31, 2013, respectively)	178,549	131,791
Inventories	140,795	117,116
Prepaid expenses and other current assets	42,481	25,582
Total current assets	370,012	280,796

Property, plant and equipment (net of accumulated depreciation of $612,766 and $617,541 at October 31, 2013 and July 31, 2013, respectively)	587,065	589,727
Goodwill	253,362	253,362
Intangible assets (net of accumulated amortization of $351,845 and $346,618 at October 31, 2013 and July 31, 2013, respectively)	184,296	189,516
Other assets, net	43,332	39,531
Total assets	$1,438,067	$1,352,932

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$87,014	$49,128
Short-term borrowings	115,083	50,054
Collateralized note payable	97,000	82,000
Other current liabilities	120,820	118,903
Total current liabilities	419,917	300,085

Long-term debt	934,150	924,940
Other liabilities	33,977	33,431
Contingencies and commitments (Note J)

Partners' capital:
Limited partner	38,349	91,810
General partner	392	938
Accumulated other comprehensive income	11,282	1,728
Total partners' capital	50,023	94,476
Total liabilities and partners' capital	$1,438,067	$1,352,932
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2013	2012

Revenues:
Propane and other gas liquids sales	$382,223	$335,281
Other	32,807	27,628
Total revenues	415,030	362,909

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	258,754	213,657
Cost of product sold - other	13,346	9,197
Operating expense (includes $0.8 million and $0.7 million for the three months ended October 31, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	103,889	97,082
Depreciation and amortization expense	20,215	20,875
General and administrative expense (includes $3.6 million and $2.4 million for the three months ended October 31, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	14,414	11,155
Equipment lease expense	4,066	3,923
Non-cash employee stock ownership plan compensation charge	3,043	2,402
Loss on disposal of assets	357	271

Operating income (loss)	(3,054)	4,347

Interest expense	(18,049)	(18,394)
Loss on extinguishment of debt	(301)	—
Other income, net	216	91

Loss before income taxes	(21,188)	(13,956)

Income tax benefit	(50)	(264)

Net loss	$(21,138)	$(13,692)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended October 31,
	2013	2012

Net loss	$(21,138)	$(13,692)
Other comprehensive income:
Change in value of risk management derivatives	10,604	6,276
Reclassification of derivative gains and losses to earnings	(929)	4,191
Foreign currency translation adjustment	(121)	2
Other comprehensive income	9,554	10,469
Comprehensive loss	$(11,584)	$(3,223)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income	capital

Balance at July 31, 2013	$91,810	$938	$1,728	$94,476
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	7,398	76	—	7,474
Distributions	(39,935)	(408)	—	(40,343)
Net loss	(20,924)	(214)	—	(21,138)
Other comprehensive income	—	—	9,554	9,554
Balance at October 31, 2013	$38,349	$392	$11,282	$50,023
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(21,138)	$(13,692)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,215	20,875
Non-cash employee stock ownership plan compensation charge	3,043	2,402
Non-cash stock and unit-based compensation charge	4,431	3,092
Loss on disposal of assets	357	271
Loss on extinguishment of debt	301	—
Provision for doubtful accounts	898	1,008
Deferred tax expense	275	379
Other	949	879
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(47,333)	(24,696)
Inventories	(23,679)	(9,215)
Prepaid expenses and other current assets	(11,816)	(4,532)
Accounts payable	37,175	20,047
Accrued interest expense	1,035	1,215
Other current liabilities	1,023	11,358
Other liabilities	(133)	442
Net cash provided by (used in) operating activities	(34,397)	9,833

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(460)	(4,300)
Capital expenditures	(13,267)	(9,909)
Proceeds from sale of assets	1,317	4,771
Other	(8)	—
Net cash used in investing activities	(12,418)	(9,438)

Cash flows provided by (used in) financing activities:
Distributions	(40,343)	(40,314)
Proceeds from issuance of long-term debt	12,071	11,333
Payments on long-term debt	(1,684)	(1,439)
Net additions to short-term borrowings	65,029	22,167
Net additions to collateralized short-term borrowings	15,000	8,000
Cash paid for financing costs	(1,257)	—
Net cash provided by (used in) financing activities	48,816	(253)

Effect of exchange rate changes on cash	(121)	2

Net change in cash and cash equivalents	1,880	144
Cash and cash equivalents - beginning of period	6,307	8,218
Cash and cash equivalents - end of period	$8,187	$8,362
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

Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of debt issued by Ferrellgas, L.P.

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2013.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value intangibles and goodwill in business combinations, allowance for doubtful accounts, fair value of reporting units, fair value of derivative contracts, and stock and unit-based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2013	2012
CASH PAID FOR:
Interest	$15,842	$16,027
Income taxes	$—	$18
NON-CASH INVESTING ACTIVITIES:
Liabilities incurred in connection with acquisitions	$—	$743
Change in accruals for property, plant and equipment additions	$1,244	$227

C.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2013	July 31, 2013
Propane gas and related products	$117,294	$94,946
Appliances, parts and supplies	23,501	22,170
Inventories	$140,795	$117,116

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2013, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 111.8 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31, 2013	July 31, 2013
Accrued interest	$18,822	$17,787
Accrued payroll	14,034	30,295
Customer deposits and advances	34,971	20,420
Other	52,993	50,401
Other current liabilities	$120,820	$118,903

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2013	2012
Operating expense	$45,978	$43,901
Depreciation and amortization expense	1,415	1,527
Equipment lease expense	3,627	3,387
	$51,020	$48,815

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2013	July 31, 2013
Accounts receivable pledged as collateral	$167,645	$130,025
Accounts receivable	14,320	4,867
Other	411	506
Less: Allowance for doubtful accounts	(3,827)	(3,607)
Accounts and notes receivable, net	$178,549	$131,791

At October 31, 2013, $167.6 million of trade accounts receivable were pledged as collateral against $97.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2013, Ferrellgas, L.P. had received cash proceeds of $97.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2013, Ferrellgas, L.P. had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.2% and 2.4% as of October 31, 2013 and July 31, 2013, respectively.

E.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2013 and July 31, 2013, $115.1 million and $50.1 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

During October 2013, Ferrellgas, L.P. executed an amendment to its secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. We incurred a loss on extinguishment of debt of $0.3 million related to the writeoff of capitalized financing costs. Borrowings on the amended secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of October 31, 2013, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $248.5 million, of which $133.4 million was classified as long-term debt. As of July 31, 2013, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt.

Borrowings outstanding at October 31, 2013 and July 31, 2013 under the secured credit facilities had weighted average interest rates of 3.3% and 3.7%, respectively.

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

Letters of credit outstanding at October 31, 2013 totaled $57.4 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. At October 31, 2013, Ferrellgas, L.P. had remaining letter of credit capacity of $142.6 million. At July 31, 2013 Ferrellgas, L.P. had remaining letter of credit capacity of $146.1 million.
Long-term debt

See Note K - Subsequent events for discussion of the issuance of $325.0 million of 6.75% senior notes and redemption of $300.0 million of 9.125% senior notes.

Interest rate swaps

During May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Ferrellgas, L.P. received 9.125% and paid one-month LIBOR plus 7.96% on the $140.0 million swapped. Ferrellgas, L.P. accounted for this agreement as a fair value hedge. In October 2013, this interest rate swap was terminated. As a result, Ferrellgas, L.P. discontinued hedge accounting treatment for this agreement at a cost of $0.2 million.

F.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2013	2012
Ferrellgas Partners	$39,935	$39,907
General partner	408	407
	$40,343	$40,314

On November 21, 2013, Ferrellgas, L.P. declared distributions for the three months ended October 31, 2013 to Ferrellgas Partners and the general partner of $47.8 million and $0.5 million, respectively, which are expected to be paid on December 13, 2013.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2013 and 2012.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2013, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2012, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2013 and July 31, 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,177	$—	$2,177
Propane commodity derivatives	$—	$12,313	$—	$12,313
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,719)	$—	$(5,719)
Propane commodity derivatives	$—	$—	$—	$—

July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Propane commodity derivatives	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Propane commodity derivatives	$—	$(907)	$—	$(907)

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

Derivative instruments and hedging activities

During the three months ended October 31, 2013 and 2012, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2013 and July 31, 2013:

	October 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$7,992	Other current liabilities	$—
Propane commodity derivatives	Other assets, net	4,321	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,177	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,719
	Total	$14,490	Total	$5,719

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Propane commodity derivatives	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

The following table provides a summary of the effect on Ferrellgas L.P.’s condensed consolidated statements of earnings for the three months ended October 31, 2013 and 2012 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$832	$724	$(5,365)	$(5,469)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income for the three months ended October 31, 2013 and 2012 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$11,617	Cost of product sold- propane and other gas liquids sales	$929
Interest rate swap agreements	(1,013)	Interest expense	—
	$10,604		$929

	For the three months ended October 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$6,526	Cost of product sold- propane and other gas liquids sales	$(4,191)
Interest rate swap agreements	(250)	Interest expense	—
	$6,276		$(4,191)

The changes in derivatives included in AOCI for the three months ended October 31, 2013 and 2012 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2013	2012
Beginning balance	$2,066	$(12,799)
Change in value of risk management commodity derivatives	11,617	6,526
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales	(929)	4,191
Change in value of risk management interest rate derivatives	(1,013)	(250)
Ending balance	$11,741	$(2,332)

Ferrellgas, L.P. expects to reclassify net gains of approximately $7.9 million to earnings during the next 12 months. These net gains are expected to be offset by reduced margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2013 and 2012, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2013, Ferrellgas, L.P. had financial derivative contracts covering 1.6 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $12.3 million at October 31, 2013.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Ferrellgas, L.P.’s debt rating. At October 31, 2013, a downgrade in the Ferrellgas, L.P.’s debt rating would not trigger any further reduction in credit limit. There were no derivatives with credit-risk-related contingent features in a liability position on October 31, 2013 and Ferrellgas, L.P. had no posted collateral in the normal course of business related to such derivatives.

I.    Transactions with related parties

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P. and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the condensed consolidated statements of earnings as follows:

	For the three months ended October 31,
	2013	2012
Operating expense	$48,158	$47,784

General and administrative expense	$5,901	$6,273

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ capital.

J.    Contingencies and commitments

Litigation

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

During the quarter Ferrellgas, L.P. reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbeque cylinders. Ferrellgas, L.P. has also received notice that the Federal Trade Commission is investigating barbeque cylinder labeling and filling practices and any anti-trust issues relating to cylinder fill level. Ferrellgas, L.P. does not believe any loss is probable or reasonably estimable beyond the settlement already accrued and reflected in the condensed consolidated financial statements.

Ferrellgas, L.P. has also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. Ferrellgas, L.P. believes the claims are without merit and intends to defend them vigorously. The case, which has not been certified for class treatment, is currently on appeal before the Tenth Circuit Court of Appeals following the denial of a motion to arbitrate the individual plaintiff's claim. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

K.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that, other than the event discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

During November 2013, Ferrellgas, L.P. issued $325.0 million in aggregate principal amount of new 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas, L.P. received $319.3 million of net proceeds after deducting underwriters'

fees. Ferrellgas, L.P. applied the net proceeds to a cash tender offer to purchase or call any and all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas, L.P. used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. Ferrellgas, L.P. is also evaluating the potential write-off of certain fees and non-cash write-offs of unamortized discount on debt and related capitalized debt costs.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2013	July 31, 2013
ASSETS
Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	43,920	43,870
Accumulated deficit	(43,820)	(43,770)
Total stockholder's equity	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)
	For the three months ended October 31,
	2013	2012

General and administrative expense	$50	$1,500

Net loss	$(50)	$(1,500)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(50)	$(1,500)
Cash used in operating activities	(50)	(1,500)

Cash flows provided by (used in) financing activities:
Capital contribution	50	1,500
Cash provided by financing activities	50	1,500

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    Formation

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. (the “Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for the following debt securities of the Partnership:

•	$500.0 million, 6.50% senior notes due 2021; and

•	$300.0 million, 9.125% senior notes due 2017.

See Note C - Subsequent events for discussion of the issuance of $325.0 million of 6.75% senior notes due 2022 and redemption of $300.0 million of 9.125% senior notes due 2017.

C.  Subsequent events

The Finance Corp. evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s condensed financial statements were issued and concluded that, other than the event discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed financial statements.

In November 2013, the Partnership issued $325.0 million in aggregate principal amount of new 6.75% senior notes due 2022 with the proceeds used to fund the redemption of $300.0 million of 9.125% senior notes due 2017. The Finance Corp. serves as co-issuer and co-obligor for the issuance of these new senior notes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners and the operating partnership.

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Ferrellgas Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners while Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented.

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

We file annual, quarterly, and other reports and information with the SEC. You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the Public Reference Room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange under the ticker symbol “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Quarterly Report on Form 10-Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

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

•	Ferrellgas Partners issued common units during both fiscal 2014 and 2013.

Overview

We believe we are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2013 and the largest national provider of propane by portable tank exchange.

We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural while our market areas for our industrial/commercial and portable tank exchange customers are generally urban.

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

The market for propane is seasonal because of increased demand during the months of November through March (the “winter heating season”) primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season. However, our propane by portable tank exchange sales volumes provide increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. These sales also provide us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We define “normal” temperatures based on 30 year historical information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

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

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sales prices we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities.

We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately economically hedged with an offsetting propane purchase commitment. Moreover, customers may not fulfill their purchase agreement due to the effects of warmer than normal weather, customer conservation or economic conditions.

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2014 through 2016 sales commitments and, as of October 31, 2013, have experienced net mark to market gains of approximately $12.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2013, we estimate 61% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

We enter into interest rate derivative contracts, including swaps, to manage our exposure to interest rate risk associated with our fixed rate senior notes and our floating rate borrowings from both the secured credit facility and the accounts receivable securitization facility. Fluctuations in interest rates subject us to interest rate risk. Decreases in interest rates increase the fair value of our fixed rate debt, while increases in interest rates subject us to the risk of increased interest expense related to our variable rate borrowings.

Our business strategy is to:

•	expand our operations through disciplined acquisitions and internal growth;

•	capitalize on our national presence and economies of scale;

•	maximize operating efficiencies through utilization of our technology platform; and

•	align employee interests with our investors through significant employee ownership.

“Net loss attributable to Ferrellgas Partners, L.P.” in the three months ended October 31, 2013 was $24.8 million compared to $17.7 million in the prior year period. This increase in net loss was primarily due to a $6.6 million increase in operating expenses, a $3.3 million increase in general and administrative expenses partially offset by a $1.8 million increase in “Gross margin – propane and other gas liquids” and a $1.0 million increase in “Gross margin – other”.

We completed our last annual goodwill impairment test on January 31, 2013. We are not aware of any indicators of impairment.

Forward-looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning our future operating results or our ability to generate sales, income or cash flow are forward-looking statements.

Forward-looking statements are not guarantees of performance. Undue reliance should not be put on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict.

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

•
our expectations that in fiscal 2014 propane gallons will remain consistent compared to fiscal 2013 primarily due to our anticipation of normal winter weather, as defined by NOAA; our expectations that "Total revenues" and "Cost of product sold-propane and other gas liquids sales" will increase in fiscal 2014 based upon the effect of the current increase in the wholesale price of propane; and our expectations that "Net earnings" will decrease in fiscal 2014 primarily due to the effect of losses from the restructuring of debt which occurred in November 2013.

When considering any forward-looking statement, keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2013. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or to pay interest on the principal of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service (“IRS”), as to our proper classification for federal income tax purposes. See the section entitled “Item 1A. Risk Factors — Tax Risks” in our Annual Report on Form 10-K for fiscal 2013. The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distributions to our unitholders or to pay interest on the principal of our debt securities.

Results of Operations

Three months ended October 31, 2013 compared to October 31, 2012

			Favorable
(amounts in thousands)			(Unfavorable)
Three months ended October 31,	2013	2012	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	125,252	124,883	369	—%
Wholesale – Sales to Resellers	65,779	54,555	11,224	21%
	191,031	179,438	11,593	6%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$224,254	$206,791	$17,463	8%
Wholesale – Sales to Resellers	125,147	102,745	22,402	22%
Other Gas Sales (a)	32,822	25,745	7,077	27%
	$382,223	$335,281	$46,942	14%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$81,400	$83,779	$(2,379)	(3)%
Wholesale – Sales to Resellers (a)	42,069	37,845	4,224	11%
	$123,469	$121,624	$1,845	2%

Gross margin - Other	$19,461	$18,431	$1,030	6%
Operating income (loss)	(2,929)	4,284	(7,213)	NM
Adjusted EBITDA (c)	26,442	31,612	(5,170)	(16)%
Interest expense	22,093	22,435	342	2%
Interest expense - operating partnership	18,049	18,394	345	2%
Loss on extinguishment of debt	301	—	(301)	NM

NM - Not Meaningful

a)
Gross margin from other gas sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes of fixed-price sales commitments in each respective category.

b)
Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

c)
Adjusted EBITDA is calculated as net loss attributable to Ferrellgas Partners, L.P. plus income tax benefit, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, nonrecurring litigation accrual and related legal fees, and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended October 31, 2013 and 2012, respectively:

(amounts in thousands)
Three months ended October 31,	2013	2012
Net loss attributable to Ferrellgas Partners, L.P.	$(24,843)	$(17,658)
Income tax benefit	(50)	(264)
Interest expense	22,093	22,435
Depreciation and amortization expense	20,215	20,875
EBITDA	17,415	25,388
Loss on extinguishment of debt	301	—
Non-cash employee stock ownership plan compensation charge	3,043	2,402
Non-cash stock and unit-based compensation charge	4,431	3,092
Loss on disposal of assets	357	271
Other income, net	(216)	(91)
Nonrecurring litigation accrual and related legal fees	1,325	688
Net loss attributable to noncontrolling interest	(214)	(138)
Adjusted EBITDA	$26,442	$31,612

Propane sales volumes during the three months ended October 31, 2013 increased 11.6 million gallons from that of the prior year period due to 11.2 million of increased gallon sales to wholesale customers. We believe wholesale customer sales volume increased due to a combination of an abnormally wet harvest season and our emphasis on expanding this portion of our business.

Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during three months ended October 31, 2013 averaged 20% more than the prior year period. The wholesale market price averaged $1.10 and $0.92 per gallon during the three months ended October 31, 2013 and 2012, respectively.

We believe the effect of this significant increase in the average wholesale market price of propane resulted in a decrease in our gross margin per gallon. During this period of higher prices, we earned relatively lower gross margin per gallon as our selling price per gallon did not increase at the same rate as the corresponding increase in wholesale propane prices.

Revenues - Propane and other gas liquids sales

Retail sales increased $17.5 million compared to the prior year period. This increase resulted primarily from a $16.9 million increase in sales price per gallon.

Wholesale sales increased $22.4 million compared to the prior year period. This increase resulted primarily from $12.2 million of increased sales price per gallon and $10.2 million of increased sales volumes, both as discussed above.

Other gas sales increased $7.1 million compared to the prior year period primarily due to $6.0 million of increased sales price per gallon and $1.1 million of increased sales volumes.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $2.4 million compared to the prior year period. This decrease resulted primarily from a $3.7 million decrease in gross margin per gallon as discussed above, offset partially by a $0.7 million increase in agricultural related propane sales volumes.

Wholesale sales gross margin increased $4.2 million compared to the prior year period resulting primarily from an increase in the gross margin cent per gallon earned resulting from favorable risk management activities associated with a portion of these sales.

Gross margin - other

Gross margin - other increased $1.0 million primarily due to a $0.8 million increase in material and appliance sales and $0.7 million of grilling tool and accessory sales gained through acquisitions offset partially by a $0.5 million decrease in fees collected from customers.

Operating income

Operating income decreased $7.2 million compared to the prior year period primarily due to a $6.6 million increase in “Operating expense” and a $3.3 million increase in “General and administrative expense”, partially offset by $1.8 million of increased “Gross margin – Propane and other gas liquid sales” and a $1.0 million increase in “Gross margin – Other,” both as discussed above.

Operating expense increased primarily due to $2.6 million in increased general liability and workers' compensation costs, $2.5 million of operating expenses related to acquisitions and $3.5 million in other operating costs partially offset by a $1.8 million decrease in performance based incentive expenses. “General and administrative expense” increased primarily due to $1.3 million of increased non-cash stock based compensation charges, $0.7 million in other corporate costs and $0.6 million in litigation costs.

Adjusted EBITDA

Adjusted EBITDA decreased $5.2 million compared to the prior year period primarily due to a $7.2 million increase in “Operating expense” partially offset by $1.8 million of increased “Gross margin – Propane and other gas liquid sales” and a $1.0 million increase in “Gross margin – Other,” both as discussed above.

Operating expense increased primarily due to $2.6 million in increased general liability and workers' compensation costs, $2.5 million of operating expenses related to acquisitions and $3.5 million in other operating costs partially offset by a $1.8 million decrease in performance based incentive expenses.

Forward-looking statements

We expect propane gallons in fiscal 2014 to remain consistent compared to fiscal 2013 primarily due to our anticipation of normal winter weather, as defined by NOAA. We expect "Total revenues" and "Cost of product sold-propane and other gas liquids sales" in fiscal 2014 to increase based upon the effect of the current increase in the wholesale price of propane. We also expect a decrease in "Net earnings" in fiscal 2014 primarily due to the effect of losses from the restructuring of debt which occurred in November 2013.

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

During November 2013, we issued $325.0 million in aggregate principal amount of new 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We applied the net proceeds to a cash tender offer to purchase or call any and all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. We are also evaluating the potential write-off of certain fees and non-cash write-offs of unamortized discount on debt and related capitalized debt costs.

During October 2013, we executed an amendment to our secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million.

For the twelve months months ended October 31, 2013, our distributable cash flow was approximately 108% of the total cash distributions paid for that period compared to 113% for the twelve months ended July 31, 2013. This decrease is the result of a decrease in adjusted EBITDA in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in our Annual Report on Form 10-K for our fiscal 2013 entitled, “Item 1A. Risk Factors,” we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

A quarterly distribution of $0.50 will be paid on December 13, 2013, to all common units that were outstanding on December 6, 2013. This represents the seventy-seventh consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

Our secured credit facility, publicly-held debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our secured credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.625% senior notes due 2020.

As of October 31, 2013, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2014. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•	significantly warmer than normal temperatures during the winter heating season;

•	a more volatile energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a change in customer retention or purchasing patterns due to economic or other factors in the United States; or

•	a material downturn in the credit and/or equity markets.

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of November 30, 2013, these two registrants collectively had $750.0 million available under this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of November 30, 2013, Ferrellgas Partners had $225.8 million available under this shelf agreement.

Operating Activities

Net cash used in operating activities was $34.4 million for the three months ended October 31, 2013, compared to net cash provided by operating activities of $9.8 million for the three months ended October 31, 2012. This decrease in cash provided by operating activities was primarily due to a $38.0 million increase in working capital requirements and a $5.7 million decrease in cash flow from operations.

The increase in working capital requirements was primarily due to a $22.6 million increase in accounts receivable resulting from the timing of billings and collections on accounts receivable, a $14.5 million increase in inventory from the timing of purchases, a $10.4 million decrease in other current liabilities primarily due to the timing of payroll and a $7.4 million increase in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances. These increases in working capital requirements were partially offset by a $17.1 million increase in accounts payable from the timing of purchases and disbursements.

The decrease in cash flow from operations is primarily due to a $6.6 million increase in “Operating expense” and a $3.3 million increase in “General and administrative expense”, partially offset by $1.8 million of increased “Gross margin – Propane and other gas liquid sales” and a $1.0 million increase in “Gross margin – Other,” each as discussed above.

The operating partnership

Net cash used in operating activities was $34.4 million for the three months ended October 31, 2013, compared to net cash provided by operating activities of $9.8 million for the three months ended October 31, 2012. This decrease in cash provided by operating activities was primarily due to a $37.8 million increase in working capital requirements and a $5.9 million decrease in cash flow from operations .

The increase in working capital requirements was primarily due to a $22.6 million increase in accounts receivable resulting from the timing of billings and collections on accounts receivable, a $14.5 million increase in inventory from the timing of purchases, a $10.3 million decrease in other current liabilities primarily due to the timing of payroll and a $7.3 million increase in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances. These increases in working capital requirements were partially offset by a $17.1 million increase in accounts payable from the timing of purchases and disbursements.

The decrease in cash flow from operations is primarily due to a $6.8 million increase in “Operating expense” and a $3.3 million increase in “General and administrative expense”, partially offset by $1.8 million of increased “Gross margin – Propane and other gas liquid sales” and a $1.0 million increase in “Gross margin – Other,” each as discussed above.

Investing Activities

Net cash used in investing activities was $12.4 million for the three months ended October 31, 2013, compared to net cash used in investing activities of $9.4 million for the three months ended October 31, 2012. This increase in net cash used in investing activities is primarily due to a $3.4 million increase in capital expenditures and a decrease of $3.5 million in “Proceeds from assets sales”, partially offset by a $3.8 million decrease in business acquisitions, net of cash acquired. The increase in capital expenditures relates primarily to the timing of capital projects. The decrease in proceeds from assets sales relates primarily to a one-time sale of underutilized real estate assets completed during the prior year period that was not repeated in the current year period.

Financing Activities

Net cash provided by financing activities was $48.9 million for the three months ended October 31, 2013, compared to net cash used in financing activities of $0.1 million for the three months ended October 31, 2012. This increase in net cash provided by financing activities was primarily due to a $49.9 million net increase in the short term portion of our secured credit facility and accounts receivable securitization facility borrowings, both of which are primarily a result of the timing of inventory purchases as well as the increase in the cost of propane compared to the same period in the prior year. This increase was partially offset by $1.3 million in "Cash paid for financing costs" for the three months ended October 31, 2013.

During November 2013, we issued $325.0 million in aggregate principal amount of new 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We applied the net proceeds to a cash tender offer to purchase or call any and all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. We are also evaluating the potential write-off of certain fees and non-cash write-offs of unamortized discount on debt and related capitalized debt costs.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $39.9 million during the three months ended October 31, 2013 in connection with the distributions declared for the three months ended July 31, 2013. The quarterly distribution on all common units and the related general partner distribution for the three months ended October 31, 2013 of $40.0 million are expected to be paid on December 13, 2013 to holders of record on December 6, 2013.

Secured credit facility

During October 2013, we executed an amendment to our secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million.

As of October 31, 2013, we had total borrowings outstanding under our secured credit facility of $248.5 million, of which $133.4 million was classified as long-term debt. Additionally, Ferrellgas had $194.1 million of available borrowing capacity under our secured credit facility as of October 31, 2013.

Borrowings outstanding at October 31, 2013 under the secured credit facility had a weighted average interest rate of 3.3%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of October 31, 2013, the federal funds rate and Bank of America’s prime rate were 0.07% and 3.25%, respectively. As of October 31, 2013, the one-month and three-month Eurodollar Rates were 0.22% and 0.28%, respectively.

In addition, an annual commitment fee is payable at a per annum rate ranging from 0.35% to 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

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

Letters of credit outstanding at October 31, 2013 totaled $57.4 million and were used primarily to secure insurance arrangements and to a lesser extent product purchases. At October 31, 2013, we had available letter of credit remaining capacity of $142.6 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of October 31, 2013, the rate was 2.25%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility increased $7.0 million. We received net funding of $15.0 million from this facility during the three months ended October 31, 2013 as compared to receiving net funding of $8.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of October 31, 2013, we had received cash proceeds of $97.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of October 31, 2013, the weighted average interest rate was 2.2%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Debt issuances and repayments

During November 2013, we issued $325.0 million in aggregate principal amount of new 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We applied the net proceeds to a cash tender offer to purchase or call any and all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. We are also evaluating the potential write-off of certain fees and non-cash write-offs of unamortized discount on debt and related capitalized debt costs.
The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $40.3 million and $40.3 million during the three months ended October 31, 2013 and 2012, respectively. The operating partnership expects to pay cash distributions of $48.3 million on December 13, 2013.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $54.1 million for the three months ended October 31, 2013, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions paid during the three months ended (in thousands)
	October 31, 2013	October 31, 2013
Ferrell Companies (1)	21,469,664	$10,735
FCI Trading Corp. (2)	195,686	98
Ferrell Propane, Inc. (3)	51,204	26
James E. Ferrell (4)	4,358,475	2,179

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman of the Board of Directors of our general partner.

During the three months ended October 31, 2013, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.8 million.

On December 13, 2013, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.9 million, respectively.

Contractual Obligations
In the performance of our operations, we are bound by certain contractual obligations.
The following table summarizes our contractual obligations at October 31, 2013, adjusted for the November 2013 effect of an issuance of $325.0 million in aggregate principal amount of new 6.75% senior notes due 2022 at an offering price equal to par; and the subsequent redemption of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017.

	Payment or settlement due by fiscal year
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current portion (1)	$1,250	$2,879	$2,757	$2,436	$894	$1,141,808	$1,152,024
Fixed rate interest obligations (2)	63,554	70,135	70,135	70,135	70,135	205,676	549,770
_________________________________
(1)    We have long and short-term payment obligations under agreements such as our senior notes and our credit facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources — Financing Activities."

(2)    Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long term portion of our credit facility, a variable rate debt obligation.

The operating partnership
The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current portion (1)	$1,250	$2,879	$2,757	$2,436	$894	$959,808	$970,024
Fixed rate interest obligations (2)	47,856	54,438	54,438	54,438	54,438	174,280	439,888
_________________________________
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

(2)    Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long term portion of our credit facility, a variable rate debt obligation.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2013. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2013 and July 31, 2013, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $12.2 million and $10.3 million as of October 31, 2013 and July 31, 2013, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective.

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

Interest Rate Risk

At October 31, 2013, we had $345.5 million, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $3.5 million for the twelve months ending October 31, 2014. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. In October 2013, our interest rate swap maturing in 2017 was terminated. As a result, we discontinued hedge accounting treatment for the agreement associated with this swap at a cost of $0.2 million.

We have the following interest rate swaps outstanding as of October 31, 2013, all of which are designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of three years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $1.4 million for the twelve months ended October 31, 2014. There would be no effect on cash flows due to a hypothetical change in interest rates on the $175.0 million swap because its forward start date is August 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus, actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2013, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter we reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbeque cylinders. We have also received notice that the Federal Trade Commission is investigating barbeque cylinder labeling and filling practices and any anti-trust issues relating to cylinder fill level. We do not believe any loss is probable or reasonably estimable beyond the settlement already accrued and reflected in the condensed consolidated financial statements.

We have also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August, 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. We believe that the claims are without merit and intend to defend them vigorously. The case, which has not been certified for class treatment, is currently on appeal before the Tenth Circuit Court of Appeals following the denial of a motion to arbitrate the individual plaintiff's claim. We do not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

4.2
Indenture dated as of November 4, 2013 with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $325 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 5, 2013.

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

4.10
Registration Rights Agreement dated as of November 4, 2013 by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed November 5, 2013.

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

10.3
Second Amendment to Credit Agreement dated as of October 21, 2013, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 23, 2013.

10.4
Amended and Restated Receivable Sale Agreement dated as of January 19, 2012, between Ferrellgas, L.P. and Blue Rhino Global Sourcing, Inc., as originators, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2012.

10.5
Receivables Purchase Agreement dated as of January 19, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2012.

E-1

		10.6
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

	#	10.7
Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010.

	#	10.8	Second Amended and Restated Ferrellgas Unit Option Plan, effective April 19, 2001. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed September 28, 2010.
	#	10.9
Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed September 28, 2009.

	#	10.10	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.
	#	10.11
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

	#	10.18
Employment Agreement dated as of September 25, 2013 by and between Ferrell Companies, Inc. as the company and Boyd H. McGathey as the executive. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed September 26, 2013.

		10.19
ISDA 2002 Master Agreement and Schedule to the 2002 ISDA Master Agreement both dated as of May 3, 2012 together with three Confirmation of Swap Transaction documents each dated as of May 8, 2012, all between SunTrust Bank and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed June 8, 2012.

	#	10.20
Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012.

		16.1	Deloitte & Touche LLP letter regarding change in certifying accountant. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed September 7, 2012.
*		31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		101.INS	XBRL Instance Document.
*		101.SCH	XBRL Taxonomy Extension Schema Document.
*		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		*	Filed herewith
		#	Management contracts or compensatory plans.

E-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 6, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 6, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 6, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 6, 2013	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

E-3