Form 10-Q
period 2014-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2014-03-10
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At February 28, 2014, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	79,187,419	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	January 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,292	$6,464
Accounts and notes receivable, net (including $314,475 and $130,025 of accounts receivable pledged as collateral at January 31, 2014 and July 31, 2013, respectively)	356,359	131,791
Inventories	135,830	117,116
Prepaid expenses and other current assets	44,891	25,608
Total current assets	555,372	280,979

Property, plant and equipment (net of accumulated depreciation of $618,706 and $617,541 at January 31, 2014 and July 31, 2013, respectively)	582,484	589,727
Goodwill	253,331	253,362
Intangible assets (net of accumulated amortization of $357,548 and $346,618 at January 31, 2014 and July 31, 2013, respectively)	182,977	189,516
Other assets, net	46,630	42,444
Total assets	$1,620,794	$1,356,028

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$137,073	$49,128
Short-term borrowings	67,045	50,054
Collateralized note payable	219,000	82,000
Other current liabilities	112,241	121,102
Total current liabilities	535,359	302,284

Long-term debt	1,150,911	1,106,940
Other liabilities	35,724	33,431
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (79,144,419 and 79,072,819 units outstanding at January 31, 2014 and July 31, 2013, respectively)	(54,480)	(28,931)
General partner unitholder (799,439 and 798,715 units outstanding at January 31, 2014 and July 31, 2013, respectively)	(60,621)	(60,362)
Accumulated other comprehensive income	13,078	1,697
Total Ferrellgas Partners, L.P. partners' deficit	(102,023)	(87,596)
Noncontrolling interest	823	969
Total partners' deficit	(101,200)	(86,627)
Total liabilities and partners' deficit	$1,620,794	$1,356,028
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013

Revenues:
Propane and other gas liquids sales	$789,446	$583,074	$1,171,669	$918,355
Other	80,237	75,791	113,044	103,419
Total revenues	869,683	658,865	1,284,713	1,021,774

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	551,506	376,236	810,260	589,893
Cost of product sold - other	48,709	47,437	62,055	56,634
Operating expense (includes $1.5 million and $0.6 million for the three months ended January 31, 2014 and 2013, respectively, and $2.3 million and $1.3 million for the six months ended January 31, 2014 and 2013, respectively, for non-cash stock and unit-based compensation)	118,282	106,192	222,046	203,337
Depreciation and amortization expense	20,643	20,751	40,858	41,626
General and administrative expense (includes $4.4 million and $2.5 million for the three months ended January 31, 2014 and 2013, respectively, and $8.0 million and $4.9 million for the six months ended January 31, 2014 and 2013, respectively, for non-cash stock and unit-based compensation)	16,475	12,717	30,889	23,872
Equipment lease expense	4,274	3,827	8,340	7,750
Non-cash employee stock ownership plan compensation charge	3,636	7,447	6,679	9,849
Loss on disposal of assets	1,337	2,120	1,694	2,391

Operating income	104,821	82,138	101,892	86,422

Interest expense	(22,090)	(22,619)	(44,183)	(45,054)
Loss on extinguishment of debt	(20,901)	—	(21,202)	—
Other income, net	57	241	273	332

Earnings before income taxes	61,887	59,760	36,780	41,700

Income tax expense	764	917	714	653

Net earnings	61,123	58,843	36,066	41,047

Net earnings attributable to noncontrolling interest	659	636	445	498

Net earnings attributable to Ferrellgas Partners, L.P.	60,464	58,207	35,621	40,549

Less: General partner's interest in net earnings	3,663	3,138	356	405

Common unitholders' interest in net earnings	$56,801	$55,069	$35,265	$40,144

Basic and diluted net earnings per common unitholders' interest	$0.72	$0.70	$0.45	$0.51

Cash distributions declared per common unit	$0.50	$0.50	$1.00	$1.00
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013

Net earnings	$61,123	$58,843	$36,066	$41,047
Other comprehensive income (loss):
Change in value of risk management derivatives	5,783	(6,205)	16,387	71
Reclassification of derivative gains and losses to earnings	(3,826)	4,434	(4,755)	8,625
Foreign currency translation adjustment	(14)	1	(135)	3
Other comprehensive income (loss)	1,943	(1,770)	11,497	8,699
Comprehensive income	63,066	57,073	47,563	49,746
Less: Comprehensive income attributable to noncontrolling interest	679	618	561	585
Comprehensive income attributable to Ferrellgas Partners, LP	$62,387	$56,455	$47,002	$49,161
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder			Non-controlling interest
Balance at July 31, 2013	79,072.8	798.7	$(28,931)	$(60,362)	$1,697	$(87,596)	$969	$(86,627)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	16,689	168	—	16,857	172	17,029
Distributions	—	—	(79,108)	(799)	—	(79,907)	(896)	(80,803)
Common units issued in connection with acquisitions	62.6	0.6	1,500	15	—	1,515	15	1,530
Exercise of common unit options	9.0	0.1	105	1	—	106	2	108
Net earnings	—	—	35,265	356	—	35,621	445	36,066
Other comprehensive income	—	—			11,381	11,381	116	11,497
Balance at January 31, 2014	79,144.4	799.4	$(54,480)	$(60,621)	$13,078	$(102,023)	$823	$(101,200)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2014	2013

Cash flows provided by (used in) operating activities:
Net earnings	$36,066	$41,047
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization expense	40,858	41,626
Non-cash employee stock ownership plan compensation charge	6,679	9,849
Non-cash stock and unit-based compensation charge	10,350	6,212
Loss on disposal of assets	1,694	2,391
Non-cash loss on extinguishment of debt	6,526	—
Provision for doubtful accounts	2,105	2,515
Deferred tax expense	616	391
Other	1,823	1,911
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(227,911)	(117,208)
Inventories	(18,526)	(2,390)
Prepaid expenses and other current assets	(10,134)	(1,489)
Accounts payable	87,395	55,190
Accrued interest expense	(3,809)	(116)
Other current liabilities	(4,615)	8,473
Other liabilities	721	534
Net cash provided by (used in) operating activities	(70,162)	48,936

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(5,227)	(6,488)
Capital expenditures	(22,873)	(21,964)
Proceeds from sale of assets	2,482	6,163
Other	(8)	—
Net cash used in investing activities	(25,626)	(22,289)

Cash flows provided by (used in) financing activities:
Distributions	(79,907)	(79,814)
Proceeds from issuance of long-term debt	369,493	22,552
Payments on long-term debt	(327,563)	(1,868)
Net additions to (reductions in) short-term borrowings	16,991	(23,052)
Net additions to collateralized short-term borrowings	137,000	60,000
Cash paid for financing costs	(7,473)	—
Noncontrolling interest activity	(896)	(894)
Proceeds from exercise of common unit options	106	105
Cash contribution from general partner in connection with common unit issuances	—	1
Net cash provided by (used in) financing activities	107,751	(22,970)

Effect of exchange rate changes on cash	(135)	3

Net change in cash and cash equivalents	11,828	3,680
Cash and cash equivalents - beginning of period	6,464	8,429
Cash and cash equivalents - end of period	$18,292	$12,109
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of January 31, 2014, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 21.7 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner") has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. The general partner performs all management functions required by Ferrellgas.

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners. Ferrellgas has a single reportable operating segment.

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2014	2013
CASH PAID FOR:
Interest	$45,648	$42,646
Income taxes	$178	$45
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common units in connection with acquisitions	$1,500	$—
Liabilities incurred in connection with acquisitions	$682	$1,060
Change in accruals for property, plant and equipment additions	$1,082	$598

C. Supplemental financial statement information

Inventories consist of the following:

	January 31, 2014	July 31, 2013
Propane gas and related products	$107,179	$94,946
Appliances, parts and supplies	28,651	22,170
Inventories	$135,830	$117,116

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2014, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 49.3 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31, 2014	July 31, 2013
Accrued interest	$15,986	$19,795
Accrued payroll	20,586	30,295
Customer deposits and advances	22,909	20,420
Other	52,760	50,592
Other current liabilities	$112,241	$121,102

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013
Operating expense	$54,755	$48,260	$100,733	$92,161
Depreciation and amortization expense	1,440	1,400	2,855	2,927
Equipment lease expense	3,767	3,493	7,394	6,880
	$59,962	$53,153	$110,982	$101,968

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2014	July 31, 2013
Accounts receivable pledged as collateral	$314,475	$130,025
Accounts receivable	46,009	4,867
Other	477	506
Less: Allowance for doubtful accounts	(4,602)	(3,607)
Accounts and notes receivable, net	$356,359	$131,791

At January 31, 2014, $314.5 million of trade accounts receivable were pledged as collateral against $219.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2014, the operating partnership had received cash proceeds of $219.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2013, the operating partnership had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.0% and 2.4% as of January 31, 2014 and July 31, 2013, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2014 and July 31, 2013, $67.0 million and $50.1 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	January 31, 2014	July 31, 2013
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$500,000
Fixed rate, 6.75%, due 2022	325,000	—
Fixed rate, 9.125%, due 2017, net of unamortized discount of $2,556 at July 31, 2013	—	297,444
Fixed rate, 8.625%, due 2020	182,000	182,000
Fair value adjustments related to interest rate swaps	(3,197)	(1,657)

Secured credit facility
Variable interest rate, expiring October 2018 (net of $67.0 million and $50.1 million classified as short-term borrowings at January 31, 2014 and July 31, 2013, respectively)	140,455	121,346

Notes payable
9.0% and 9.1% weighted average interest rate at January 31, 2014 and July 31, 2013, respectively, due 2014 to 2022, net of unamortized discount of $2,176 and $2,392 at January 31, 2014 and July 31, 2013, respectively	9,836	10,898
	1,154,094	1,110,031
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	3,183	3,091
Long-term debt	$1,150,911	$1,106,940

Senior notes

During November 2013, Ferrellgas issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas used the net proceeds to redeem all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

As a result of the above transactions, the scheduled annual principal payments on long-term debt have been updated as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2014	$795
2015	3,053
2016	2,997
2017	2,676
2018	1,074
Thereafter	1,148,872
Total	$1,159,467

Secured credit facility

During October 2013, Ferrellgas executed an amendment to its secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. Ferrellgas incurred a loss on extinguishment of debt of $0.3 million related to the writeoff of capitalized financing costs. Borrowings on the amended secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of January 31, 2014, Ferrellgas had total borrowings outstanding under its secured credit facility of $207.5 million, of which $140.5 million was classified as long-term debt. As of July 31, 2013, Ferrellgas had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt. Additionally, Ferrellgas had $232.2 million and $177.9 million of available borrowing capacity under our secured credit facility as of January 31, 2014 and January 31, 2013, respectively.

Borrowings outstanding at January 31, 2014 and July 31, 2013 under the secured credit facilities had weighted average interest rates of 3.4% and 3.7%, respectively.

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

Letters of credit outstanding at January 31, 2014 totaled $60.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and, to a lesser extent, commodity hedges and product purchases. At January 31, 2014, Ferrellgas had remaining letter of credit capacity of $139.7 million. At July 31, 2013, Ferrellgas had remaining letter of credit capacity of $146.1 million.

Interest rate swaps

During May 2012, the operating partnership entered into a $140.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. The operating partnership received 9.125% and paid one-month LIBOR plus 7.96% on the $140.0 million swapped. The operating partnership accounted for this agreement as a fair value hedge. In October 2013, this interest rate swap was terminated. As a result, the operating partnership discontinued hedge accounting treatment for this agreement at a cost of $0.2 million, which was classified as loss on extinguishment of debt when the related senior notes were redeemed as discussed above.

F.  Partners' deficit

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013
Public common unitholders	$26,534	$26,470	$53,032	$52,940
Ferrell Companies (1)	10,735	10,735	21,470	21,470
FCI Trading Corp. (2)	98	98	196	196
Ferrell Propane, Inc. (3)	26	26	52	52
James E. Ferrell (4)	2,179	2,179	4,358	4,358
General partner	400	399	799	798
	$39,972	$39,907	$79,907	$79,814

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

On February 27, 2014, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended January 31, 2014, which is expected to be paid on March 17, 2014. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$10,735
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,179
General partner	400

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the six months ended January 31, 2014 and 2013.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2014, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

During the six months ended January 31, 2013, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2014 and July 31, 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,171	$—	$2,171
Propane commodity derivatives	$—	$14,333	$—	$14,333
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(6,003)	$—	$(6,003)

July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Propane commodity derivatives	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Propane commodity derivatives	$—	$(907)	$—	$(907)

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

Derivative instruments and hedging activities

During the six months ended January 31, 2014 and 2013, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ condensed consolidated balance sheets as of January 31, 2014 and July 31, 2013:

	January 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$11,914	Other current liabilities	$—
Propane commodity derivatives	Other assets, net	2,419	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,171	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	6,003
	Total	$16,504	Total	$6,003

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Propane commodity derivatives	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three and six months ended January 31, 2014 and 2013 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$489	$883	$(2,275)	$(5,469)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$1,321	$1,607	$(7,640)	$(10,938)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and six months ended January 31, 2014 and 2013 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$5,846	Cost of product sold- propane and other gas liquids sales	$(3,826)
Interest rate swap agreements	(63)	Interest expense	—
	$5,783		$(3,826)

	For the three months ended January 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$(5,612)	Cost of product sold- propane and other gas liquids sales	$(4,434)
Interest rate swap agreements	(593)	Interest expense	—
	$(6,205)		$(4,434)

	For the six months ended January 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$17,463	Cost of product sold- propane and other gas liquids sales	$(4,755)
Interest rate swap agreements	(1,076)	Interest expense	—
	$16,387		$(4,755)

	For the six months ended January 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$914	Cost of product sold- propane and other gas liquids sales	$(8,625)
Interest rate swap agreements	(843)	Interest expense	—
	$71		$(8,625)

The changes in derivatives included in AOCI for the six months ended January 31, 2014 and 2013 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2014	2013
Beginning balance	$2,066	$(12,799)
Change in value of risk management commodity derivatives	17,463	914
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales	(4,755)	8,625
Change in value of risk management interest rate derivatives	(1,076)	(843)
Ending balance	$13,698	$(4,103)

Ferrellgas expects to reclassify net gains of approximately $11.9 million to earnings during the next 12 months. These net gains are expected to be offset by reduced margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2014 and 2013, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2014, Ferrellgas had financial derivative contracts covering 1.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $14.3 million at January 31, 2014.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the operating partnership’s debt rating. At January 31, 2014, a downgrade in the operating partnership’s debt rating would not trigger any further reduction in credit limit. There were no derivatives with credit-risk-related contingent features in a liability position on January 31, 2014 and Ferrellgas had no collateral posted in the normal course of business related to such derivatives.

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

	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013
Operating expense	$61,412	$53,594	$109,570	$101,378

General and administrative expense	$9,200	$7,183	$15,101	$13,456

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

During the first quarter of fiscal 2014 Ferrellgas reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbeque cylinders. Ferrellgas has also received notice that the Federal Trade Commission is investigating barbeque cylinder labeling and filling practices and any anti-trust issues relating to cylinder fill level. Ferrellgas already paid and reflected in the condensed consolidated financial statements the settlement reached.

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

K.    Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net loss available per common unitholders’ interest reported in the condensed consolidated statements of earnings for the periods indicated. Considering the participating securities and the two-class method, Ferrellgas calculates net earnings per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. The dilutive effect on net earnings per common unitholders' interest was $0.04 and $0.03 for the three months ended January 31, 2014 and 2013, respectively. There was no dilutive effect for either the six months ended January 31, 2014 or 2013.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net earnings	$56,801	$55,069	$35,265	$40,144

Weighted average common units outstanding - basic	79,129.4	79,015.6	79,102.6	79,014.4
Dilutive securities	29.3	36.1	29.9	40.6
Weighted average common units outstanding - diluted	79,158.7	79,051.7	79,132.5	79,055.0

Basic and diluted net earnings per common unitholders’ interest	$0.72	$0.70	$0.45	$0.51

L. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2014	July 31, 2013
ASSETS
Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	13,007	12,957
Accumulated deficit	(13,038)	(12,988)
Total stockholder's equity	$969	$969
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013

General and administrative expense	$—	$215	$50	$215

Net loss	$—	$(215)	$(50)	$(215)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net loss	$(50)	$(215)
Cash used in operating activities	(50)	(215)

Cash flows provided by (used in) financing activities:
Capital contribution	50	215
Cash provided by financing activities	50	215

Net change in cash	—	—
Cash - beginning of period	969	969
Cash - end of period	$969	$969
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	January 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,176	$6,307
Accounts and notes receivable, net (including $314,475 and $130,025 of accounts receivable pledged as collateral at January 31, 2014 and July 31, 2013, respectively)	356,359	131,791
Inventories	135,830	117,116
Prepaid expenses and other current assets	44,851	25,582
Total current assets	555,216	280,796

Property, plant and equipment (net of accumulated depreciation of $618,706 and $617,541 at January 31, 2014 and July 31, 2013, respectively)	582,484	589,727
Goodwill	253,331	253,362
Intangible assets (net of accumulated amortization of $357,548 and $346,618 at January 31, 2014 and July 31, 2013, respectively)	182,977	189,516
Other assets, net	43,956	39,531
Total assets	$1,617,964	$1,352,932

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$137,073	$49,128
Short-term borrowings	67,045	50,054
Collateralized note payable	219,000	82,000
Other current liabilities	110,061	118,903
Total current liabilities	533,179	300,085

Long-term debt	968,911	924,940
Other liabilities	35,724	33,431
Contingencies and commitments (Note J)

Partners' capital:
Limited partner	66,249	91,810
General partner	676	938
Accumulated other comprehensive income	13,225	1,728
Total partners' capital	80,150	94,476
Total liabilities and partners' capital	$1,617,964	$1,352,932
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013

Revenues:
Propane and other gas liquids sales	$789,446	$583,074	$1,171,669	$918,355
Other	80,237	75,791	113,044	103,419
Total revenues	869,683	658,865	1,284,713	1,021,774

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	551,506	376,236	810,260	589,893
Cost of product sold - other	48,709	47,437	62,055	56,634
Operating expense (includes $1.5 million and $0.6 million for the three months ended January 31, 2014 and 2013, respectively, and $2.3 million and $1.3 million for the six months ended January 31, 2014 and 2013, respectively, for non-cash stock and unit-based compensation)	118,277	106,125	222,166	203,207
Depreciation and amortization expense	20,643	20,751	40,858	41,626
General and administrative expense (includes $4.4 million and $2.5 million for the three months ended January 31, 2014 and 2013, respectively, and $8.0 million and $4.9 million for the six months ended January 31, 2014 and 2013, respectively, for non-cash stock and unit-based compensation)	16,475	12,717	30,889	23,872
Equipment lease expense	4,274	3,827	8,340	7,750
Non-cash employee stock ownership plan compensation charge	3,636	7,447	6,679	9,849
Loss on disposal of assets	1,337	2,120	1,694	2,391

Operating income	104,826	82,205	101,772	86,552

Interest expense	(18,047)	(18,576)	(36,096)	(36,970)
Loss on extinguishment of debt	(20,901)	—	(21,202)	—
Other income, net	57	241	273	332

Earnings before income taxes	65,935	63,870	44,747	49,914

Income tax expense	764	917	714	653

Net earnings	$65,171	$62,953	$44,033	$49,261
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013

Net earnings	$65,171	$62,953	$44,033	$49,261
Other comprehensive income (loss):
Change in value of risk management derivatives	5,783	(6,205)	16,387	71
Reclassification of derivative gains and losses to earnings	(3,826)	4,434	(4,755)	8,625
Foreign currency translation adjustment	(14)	1	(135)	3
Other comprehensive income (loss)	1,943	(1,770)	11,497	8,699
Comprehensive income	$67,114	$61,183	$55,530	$57,960
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income	capital

Balance at July 31, 2013	$91,810	$938	$1,728	$94,476
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	16,857	172	—	17,029
Contributions in connection with acquisitions	1,500	15	—	1,515
Contributions from partners	250	2	—	252
Distributions	(87,756)	(896)	—	(88,652)
Net earnings	43,588	445	—	44,033
Other comprehensive income	—	—	11,497	11,497
Balance at January 31, 2014	$66,249	$676	$13,225	$80,150
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net earnings	$44,033	$49,261
Reconciliation of net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization expense	40,858	41,626
Non-cash employee stock ownership plan compensation charge	6,679	9,849
Non-cash stock and unit-based compensation charge	10,350	6,212
Loss on disposal of assets	1,694	2,391
Non-cash loss on extinguishment of debt	6,526	—
Provision for doubtful accounts	2,105	2,515
Deferred tax expense	616	391
Other	1,582	1,700
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(227,911)	(117,208)
Inventories	(18,526)	(2,390)
Prepaid expenses and other current assets	(10,120)	(1,493)
Accounts payable	87,395	55,190
Accrued interest expense	(3,810)	(116)
Other current liabilities	(4,595)	8,348
Other liabilities	721	534
Net cash provided by (used in) operating activities	(62,403)	56,810

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(5,242)	(6,488)
Capital expenditures	(22,873)	(21,964)
Proceeds from sale of assets	2,482	6,163
Other	(8)	—
Net cash used in investing activities	(25,641)	(22,289)

Cash flows provided by (used in) financing activities:
Distributions	(88,652)	(88,557)
Contributions from partners	252	—
Proceeds from issuance of long-term debt	369,493	22,552
Payments on long-term debt	(327,563)	(1,868)
Net additions to (reductions in) short-term borrowings	16,991	(23,052)
Net additions to collateralized short-term borrowings	137,000	60,000
Cash paid for financing costs	(7,473)	—
Net cash provided by (used in) financing activities	100,048	(30,925)

Effect of exchange rate changes on cash	(135)	3

Net change in cash and cash equivalents	11,869	3,599
Cash and cash equivalents - beginning of period	6,307	8,218
Cash and cash equivalents - end of period	$18,176	$11,817
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

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2014	2013
CASH PAID FOR:
Interest	$37,800	$34,797
Income taxes	$179	$45
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$1,500	$—
Liabilities incurred in connection with acquisitions	$682	$1,060
Change in accruals for property, plant and equipment additions	$1,082	$598

C.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2014	July 31, 2013
Propane gas and related products	$107,179	$94,946
Appliances, parts and supplies	28,651	22,170
Inventories	$135,830	$117,116

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2014, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 49.3 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31, 2014	July 31, 2013
Accrued interest	$13,977	$17,787
Accrued payroll	20,586	30,295
Customer deposits and advances	22,909	20,420
Other	52,589	50,401
Other current liabilities	$110,061	$118,903

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013
Operating expense	$54,755	$48,260	$100,733	$92,161
Depreciation and amortization expense	1,440	1,400	2,855	2,927
Equipment lease expense	3,767	3,493	7,394	6,880
	$59,962	$53,153	$110,982	$101,968

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2014	July 31, 2013
Accounts receivable pledged as collateral	$314,475	$130,025
Accounts receivable	46,009	4,867
Other	477	506
Less: Allowance for doubtful accounts	(4,602)	(3,607)
Accounts and notes receivable, net	$356,359	$131,791

At January 31, 2014, $314.5 million of trade accounts receivable were pledged as collateral against $219.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2014, Ferrellgas, L.P. had received cash proceeds of $219.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2013, Ferrellgas, L.P. had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.0% and 2.4% as of January 31, 2014 and July 31, 2013, respectively.

E.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2014 and July 31, 2013, $67.0 million and $50.1 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	January 31, 2014	July 31, 2013
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$500,000
Fixed rate, 6.75%, due 2022	325,000	—
Fixed rate, 9.125%, due 2017, net of unamortized discount of $2,556 at July 31, 2013	—	297,444
Fair value adjustments related to interest rate swaps	(3,197)	(1,657)

Secured credit facility
Variable interest rate, expiring October 2018 (net of $67.0 million and $50.1 million classified as short-term borrowings at January 31, 2014 and July 31, 2013, respectively)	140,455	121,346

Notes payable
9.0% and 9.1% weighted average interest rate at January 31, 2014 and July 31, 2013, respectively, due 2014 to 2022, net of unamortized discount of $2,176 and $2,392 at January 31, 2014 and July 31, 2013, respectively	9,836	10,898
	972,094	928,031
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	3,183	3,091
Long-term debt	$968,911	$924,940

Senior Notes

During November 2013, Ferrellgas, L.P. issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas, L.P. received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas, L.P. used the net proceeds to redeem all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas, L.P. used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

As a result of the above transactions, the scheduled annual principal payments on long-term debt have been updated as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2014	$795
2015	3,053
2016	2,997
2017	2,676
2018	1,074
Thereafter	966,872
Total	$977,467

Secured credit facility

During October 2013, Ferrellgas, L.P. executed an amendment to its secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. Ferrellgas, L.P. incurred a loss on extinguishment of debt of $0.3 million related to the writeoff of capitalized financing costs. Borrowings on the amended secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of January 31, 2014, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $207.5 million, of which $140.5 million was classified as long-term debt. As of July 31, 2013, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt. Additionally, Ferrellgas had $232.2 million and $177.9 million of available borrowing capacity under our secured credit facility as of January 31, 2014 and January 31, 2013, respectively.

Borrowings outstanding at January 31, 2014 and July 31, 2013 under the secured credit facilities had weighted average interest rates of 3.4% and 3.7%, respectively.

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

Letters of credit outstanding at January 31, 2014 totaled $60.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. At January 31, 2014, Ferrellgas, L.P. had remaining letter of credit capacity of $139.7 million. At July 31, 2013 Ferrellgas, L.P. had remaining letter of credit capacity of $146.1 million.

Interest rate swaps

During May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Ferrellgas, L.P. received 9.125% and paid one-month LIBOR plus 7.96% on the $140.0 million swapped. Ferrellgas, L.P. accounted for this agreement as a fair value hedge. In October 2013, this interest rate swap was terminated. As a result, Ferrellgas, L.P. discontinued hedge accounting treatment for this agreement at a cost of $0.2 million, which was classified as loss on extinguishment of debt when the related senior notes were redeemed as discussed above.

F.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013
Ferrellgas Partners	$47,821	$47,756	$87,756	$87,663
General partner	488	487	896	894
	$48,309	$48,243	$88,652	$88,557

On February 27, 2014, Ferrellgas, L.P. declared distributions for the three months ended January 31, 2014 to Ferrellgas Partners and the general partner of $40.0 million and $0.4 million, respectively, which are expected to be paid on March 17, 2014.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the six months ended January 31, 2014 and 2013.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2014, the general partner made non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the six months ended January 31, 2013, the general partner made non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2014 and July 31, 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,171	$—	$2,171
Propane commodity derivatives	$—	$14,333	$—	$14,333
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(6,003)	$—	$(6,003)

July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Propane commodity derivatives	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Propane commodity derivatives	$—	$(907)	$—	$(907)

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

Derivative instruments and hedging activities

During the six months ended January 31, 2014 and 2013, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2014 and July 31, 2013:

	January 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$11,914	Other current liabilities	$—
Propane commodity derivatives	Other assets, net	2,419	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,171	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	6,003
	Total	$16,504	Total	$6,003

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Propane commodity derivatives	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

The following table provides a summary of the effect on Ferrellgas L.P.’s condensed consolidated statements of earnings for the six months ended January 31, 2014 and 2013 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$489	$883	$(2,275)	$(5,469)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$1,321	$1,607	$(7,640)	$(10,938)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income for the three and six months ended January 31, 2014 and 2013 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$5,846	Cost of product sold- propane and other gas liquids sales	$(3,826)
Interest rate swap agreements	(63)	Interest expense	—
	$5,783		$(3,826)

	For the three months ended January 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$(5,612)	Cost of product sold- propane and other gas liquids sales	$(4,434)
Interest rate swap agreements	(593)	Interest expense	—
	$(6,205)		$(4,434)

	For the six months ended January 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$17,463	Cost of product sold- propane and other gas liquids sales	$(4,755)
Interest rate swap agreements	(1,076)	Interest expense	—
	$16,387		$(4,755)

	For the six months ended January 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$914	Cost of product sold- propane and other gas liquids sales	$(8,625)
Interest rate swap agreements	(843)	Interest expense	—
	$71		$(8,625)

The changes in derivatives included in AOCI for the six months ended January 31, 2014 and 2013 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2014	2013
Beginning balance	$2,066	$(12,799)
Change in value of risk management commodity derivatives	17,463	914
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales	(4,755)	8,625
Change in value of risk management interest rate derivatives	(1,076)	(843)
Ending balance	$13,698	$(4,103)

Ferrellgas, L.P. expects to reclassify net gains of approximately $11.9 million to earnings during the next 12 months. These net gains are expected to be offset by reduced margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2014 and 2013, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2014, Ferrellgas, L.P. had financial derivative contracts covering 1.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $14.3 million at January 31, 2014.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Ferrellgas, L.P.’s debt rating. At January 31, 2014, a downgrade in the Ferrellgas, L.P.’s debt rating would not trigger any further reduction in credit limit. There were no derivatives with credit-risk-related contingent features in a liability position on January 31, 2014 and Ferrellgas, L.P. had no posted collateral in the normal course of business related to such derivatives.

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

	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013
Operating expense	$61,412	$53,594	$109,570	$101,378

General and administrative expense	$9,200	$7,183	$15,101	$13,456

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

During the first quarter of fiscal 2014 Ferrellgas, L.P. reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbeque cylinders. Ferrellgas, L.P. has also received notice that the Federal Trade Commission is investigating barbeque cylinder labeling and filling practices and any anti-trust issues relating to cylinder fill level. Ferrellgas, L.P. already paid and reflected in the condensed consolidated financial statements the settlement reached.

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

K.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2014	July 31, 2013
ASSETS
Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	48,710	43,870
Accumulated deficit	(48,610)	(43,770)
Total stockholder's equity	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2014	2013	2014	2013

General and administrative expense	$4,790	$3,175	$4,840	$4,675

Net loss	$(4,790)	$(3,175)	$(4,840)	$(4,675)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net loss	$(4,840)	$(4,675)
Cash used in operating activities	(4,840)	(4,675)

Cash flows provided by (used in) financing activities:
Capital contribution	4,840	4,675
Cash provided by financing activities	4,840	4,675

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
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

B.    Contingencies and commitments

During November 2013, the Partnership issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 with the proceeds used to fund the redemption of $300.0 million of 9.125% fixed rate senior notes due October 1, 2017.

The Finance Corp. serves as co-issuer and co-obligor for the following debt securities of the Partnership:

•	$500.0 million, 6.50% senior notes due 2021; and

•	$325.0 million, 6.75% senior notes due 2022.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend, we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability. For the quarter ended January 31, 2014, weather in the more highly concentrated geographic areas we serve was 18% colder than that of the prior year and 6% colder than normal.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sales prices we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities. Propane prices continued to be volatile in fiscal 2014 as evidenced by increases in the average wholesale market prices at major supply points in Mt. Belvieu, Texas and Conway, Kansas. During the six months ended January 31, 2014, the average wholesale market price was 34% more than the prior year period at Mt. Belvieu, Texas and 69% more than the prior year period at Conway, Kansas. We believe the sustained higher average wholesale prices during the six months ended January 31, 2014 have negatively impacted our propane sales volume as we have passed price increases on to our customers.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2014 through 2016 sales commitments and, as of January 31, 2014, have experienced net mark to market gains of approximately $14.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2014, we estimate 70% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

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

“Net earnings attributable to Ferrellgas Partners, L.P.” in the six months ended January 31, 2014 was $35.6 million compared to $40.5 million in the prior year period. This decrease was primarily due to:

•
a $21.2 million loss on extinguishment of debt related to the early extinguishment of all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017 and related interest rate swap termination;

•	an $18.7 million increase in “operating expenses” due primarily to the increase in propane sales volume; and

•	a $7.0 million increase in “general and administrative expenses”;

partially offset by the following:

•	a $32.9 million increase in “Gross margin – Propane and other gas liquid sales” due primarily to the increase in propane sales volume;

•	a $4.2 million increase in “Gross margin – Other”; and

•	a $3.2 million decrease in "Non-cash employee stock ownership plan compensation charge" due to a decrease in the allocation of Ferrell Companies shares to employees.

We completed our last annual goodwill impairment test on January 31, 2014. We are not aware of any indicators of impairment.

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

•
our expectations that in fiscal 2014 propane gallons sold will be greater than in fiscal 2013 primarily due to colder than prior year winter weather; our expectations that "Total revenues" and "Cost of product sold-propane and other gas liquids sales" will increase in fiscal 2014 based upon the effect of the current increase in the wholesale price of propane; and our expectations that "Net earnings" in fiscal 2014 will approximate "Net earnings" in fiscal 2013 primarily due to our expectation that net earnings from the colder than prior year temperatures will offset the effect of losses from the restructuring of debt which occurred in November 2013.

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

Results of Operations

Three months ended January 31, 2014 compared to January 31, 2013

			Favorable
(amounts in thousands)			(Unfavorable)
Three months ended January 31,	2014	2013	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	246,929	221,796	25,133	11%
Wholesale – Sales to Resellers	95,922	76,728	19,194	25%
	342,851	298,524	44,327	15%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$545,670	$402,144	$143,526	36%
Wholesale – Sales to Resellers	193,093	121,312	71,781	59%
Other Gas Sales (a)	50,683	59,618	(8,935)	(15)%
	$789,446	$583,074	$206,372	35%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$187,081	$172,207	$14,874	9%
Wholesale – Sales to Resellers (a)	50,859	34,631	16,228	47%
	$237,940	$206,838	$31,102	15%

Gross margin - Other	$31,528	$28,354	$3,174	11%
Operating income	104,821	82,138	22,683	28%
Adjusted EBITDA (c)	136,356	116,113	20,243	17%
Interest expense	(22,090)	(22,619)	529	2%
Interest expense - operating partnership	(18,047)	(18,576)	529	3%
Loss on extinguishment of debt	(20,901)	—	(20,901)	NM

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

c)
Adjusted EBITDA is calculated as net earnings attributable to Ferrellgas Partners, L.P. plus income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, nonrecurring litigation accrual and related legal fees, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the three months ended January 31, 2014 and 2013, respectively:

(amounts in thousands)
Three months ended January 31,	2014	2013
Net earnings attributable to Ferrellgas Partners, L.P.	$60,464	$58,207
Income tax expense	764	917
Interest expense	22,090	22,619
Depreciation and amortization expense	20,643	20,751
EBITDA	103,961	102,494
Loss on extinguishment of debt	20,901	—
Non-cash employee stock ownership plan compensation charge	3,636	7,447
Non-cash stock and unit-based compensation charge	5,919	3,120
Loss on disposal of assets	1,337	2,120
Other income, net	(57)	(241)
Nonrecurring litigation accrual and related legal fees	—	537
Net earnings attributable to noncontrolling interest	659	636
Adjusted EBITDA	$136,356	$116,113

Propane sales volumes during the three months ended January 31, 2014 increased 15%, or 44.3 million gallons, from that of the prior year period due to 25.1 million of increased gallon sales to retail customers and 19.2 million of increased gallons to wholesale customers. Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2014 was approximately 18% colder than that of the prior year period and 6% colder than normal. We believe retail and wholesale customer sales volume increased due to colder weather and heavier than normal propane use for crop drying during an unusually wet harvest season.

Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended January 31, 2014 averaged 54% and 105% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $1.29 and $0.84 per gallon during the three months ended January 31, 2014 and 2013, respectively, while the wholesale market price at Conway, Kansas averaged $1.58 and $0.77 per gallon during the three months ended January 31, 2014 and 2013, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $143.5 million compared to the prior year period. This increase resulted primarily from a $99.3 million increase in sales price per gallon and $44.2 million of increased sales volumes, both as discussed above.

Wholesale sales increased $71.8 million compared to the prior year period. This increase resulted primarily from $46.2 million of increased sales price per gallon and $25.6 million of increased sales volumes, both as discussed above.

Other gas sales decreased $8.9 million compared to the prior year period primarily due to $25.9 million of decreased sales volumes, partially offset by $17.0 million of increased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Gross margin increased $31.1 million primarily due to the 44.3 million increase in gallon sales resulting from a combination of a colder than prior year winter heating season and heavier than normal propane use for crop drying during an unusually wet harvest season. Gross margin for propane and other gas liquid sales calculated on a cents-per-gallon basis is unchanged from that of the prior year period.

Gross margin - other

Gross margin - other increased $3.2 million primarily due to $4.6 million of grilling tool and accessory sales gained through acquisitions.

Operating income

Operating income increased $22.7 million compared to the prior year period primarily due to a $31.1 million increase in “Gross margin – Propane and other gas liquid sales”, as discussed above, a $3.8 million decrease in "Non-cash employee stock ownership plan compensation charge" and a $3.2 million increase in “Gross margin – Other,” as discussed above, partially offset by a $12.1 million increase in “Operating expense” and a $3.8 million increase in “General and administrative expense”.

"Non-cash employee stock ownership plan compensation charge" decreased primarily due to an additional allocation of Ferrell Companies shares to employees during the prior year that was not repeated in the current year. Operating expense increased primarily due to variable delivery costs related to the increase in propane sales volume and the timing of a $3.7 million increase in performance based incentive expenses. “General and administrative expense” increased primarily due to the timing of a $2.3 million increase in performance based incentive expenses and $1.9 million of increased non-cash stock based compensation charges.

Adjusted EBITDA

Adjusted EBITDA increased $20.2 million compared to the prior year period primarily due to $31.1 million of increased “Gross margin – Propane and other gas liquid sales” and a $3.2 million increase in “Gross margin – Other,” both as discussed above, partially offset by a $11.1 million increase in “Operating expense” and a $1.9 million increase in “General and administrative expense”.

"Operating expense" increased primarily due to variable delivery costs related to the increase in propane sales volume and the timing of a $3.7 million increase in performance based incentive expenses. “General and administrative expense” increased primarily due to the timing of a $2.3 million increase in performance based incentive expenses.

Loss on extinguishment of debt

During the three months ended January 31, 2014, we redeemed the outstanding principal amount on our $300.0 million 9.125% fixed rate senior notes due October 1, 2017, incurring a loss on extinguishment of debt of $20.9 million.

Six months ended January 31, 2014 compared to January 31, 2013

			Favorable
(amounts in thousands)			(Unfavorable)
Six months ended January 31,	2014	2013	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	372,181	346,679	25,502	7%
Wholesale – Sales to Resellers	161,701	131,283	30,418	23%
	533,882	477,962	55,920	12%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$769,924	$608,935	$160,989	26%
Wholesale – Sales to Resellers	318,240	224,057	94,183	42%
Other Gas Sales (a)	83,505	85,363	(1,858)	(2)%
	$1,171,669	$918,355	$253,314	28%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$268,481	$256,922	$11,559	4%
Wholesale – Sales to Resellers (a)	92,928	71,540	21,388	30%
	$361,409	$328,462	$32,947	10%

Gross margin - Other	$50,989	$46,785	$4,204	9%
Operating income	101,892	86,422	15,470	18%
Adjusted EBITDA (c)	162,798	147,725	15,073	10%
Interest expense	(44,183)	(45,054)	871	2%
Interest expense - operating partnership	(36,096)	(36,970)	874	2%
Loss on extinguishment of debt	(21,202)	—	(21,202)	NM

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

c)
Adjusted EBITDA is calculated as net earnings attributable to Ferrellgas Partners, L.P. plus income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, nonrecurring litigation accrual and related legal fees, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the six months ended January 31, 2014 and 2013, respectively:

(amounts in thousands)
Six months ended January 31,	2014	2013
Net earnings attributable to Ferrellgas Partners, L.P.	$35,621	$40,549
Income tax expense	714	653
Interest expense	44,183	45,054
Depreciation and amortization expense	40,858	41,626
EBITDA	121,376	127,882
Loss on extinguishment of debt	21,202	—
Non-cash employee stock ownership plan compensation charge	6,679	9,849
Non-cash stock and unit-based compensation charge	10,350	6,212
Loss on disposal of assets	1,694	2,391
Other income, net	(273)	(332)
Nonrecurring litigation accrual and related legal fees	1,325	1,225
Net earnings attributable to noncontrolling interest	445	498
Adjusted EBITDA	$162,798	$147,725

Propane sales volumes during the six months ended January 31, 2014 increased 12%, or 55.9 million gallons, from that of the prior year period due to 30.4 million of increased gallon sales to wholesale customers and 25.5 million of increased gallons to retail customers. Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2014 was approximately 14% colder than that of the prior year period and 3% colder than normal. We believe retail and wholesale customer sales volume increased due to colder weather and heavier than normal propane use for crop drying during an unusually wet harvest season.

Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the six months ended January 31, 2014 averaged 34% and 69% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $1.19 and $0.89 per gallon during the six months ended January 31, 2014 and 2013, respectively, while the wholesale market price at Conway, Kansas averaged $1.32 and $0.78 per gallon during the six months ended January 31, 2014 and 2013, respectively.

Revenues - Propane and other gas liquids sales

Retail sales increased $161.0 million compared to the prior year period. This increase resulted primarily from a $116.2 million increase in sales price per gallon and $44.8 million of increased sales volumes, both as discussed above.

Wholesale sales increased $94.2 million compared to the prior year period. This increase resulted primarily from $58.4 million of increased sales price per gallon and $35.8 million of increased sales volumes, both as discussed above.

Other gas sales decreased $1.9 million compared to the prior year period primarily due to $24.9 million of decreased sales volumes, offset by $23.0 million of increased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Gross margin increased $32.9 million primarily due to the 55.9 million increase in gallon sales resulting from a combination of a colder than prior year winter heating season and heavier than normal propane use for crop drying during an unusually wet harvest season. Gross margin for propane and other gas liquid sales calculated on a cents-per-gallon basis declined slightly from that of the prior year period.

Gross margin - other

Gross margin - other increased $4.2 million primarily due to $5.2 million of grilling tool and accessory sales gained through acquisitions.

Operating income

Operating income increased $15.5 million compared to the prior year period primarily due to $32.9 million of increased “Gross margin – Propane and other gas liquid sales”, a $4.2 million increase in “Gross margin – Other,” both as discussed above, and a $3.2 million decrease in "Non-cash employee stock ownership plan compensation charge", partially offset by a $18.7 million increase in “Operating expense” and a $7.0 million increase in “General and administrative expense”.

"Non-cash employee stock ownership plan compensation charge" decreased primarily due to an additional allocation of Ferrell Companies shares to employees during the prior year that was not repeated in the current year. Operating expense increased primarily due to variable delivery costs related to the increase in propane sales volume and the timing of a $2.0 million increase in performance based incentive expense. “General and administrative expense” increased primarily due to $3.1 million of increased non-cash stock based compensation charges, the timing of a $1.6 million increase in performance based incentive expenses and $1.5 million in personnel and other corporate costs.

Adjusted EBITDA

Adjusted EBITDA increased $15.1 million compared to the prior year period primarily due to $32.9 million of increased “Gross margin – Propane and other gas liquid sales”, a $4.2 million increase in “Gross margin – Other,” both as discussed above, partially offset by a $17.7 million increase in “Operating expense” and a $3.9 million increase in “General and administrative expense”.

Operating expense increased primarily due to variable delivery costs related to the increase in propane sales volume and the timing of a $2.0 million increase in performance based incentive expense. “General and administrative expense” increased primarily due to the timing of a $1.6 million increase in performance based incentive expenses and $1.5 million in personnel and other corporate costs.

Loss on extinguishment of debt

During the six months ended January 31, 2014, we redeemed the outstanding principal amount on our $300.0 million 9.125% fixed rate senior notes due October 1, 2017, incurring a loss on extinguishment of debt of $20.9 million. We incurred an additional $0.3 million loss on extinguishment of debt related to the write-off of capitalized financing costs as a result of amending our secured credit facility.

Forward-looking statements

We expect propane gallons in fiscal 2014 will be greater than in fiscal 2013 primarily due to colder than prior year winter weather. We expect that "Total revenues" and "Cost of product sold-propane and other gas liquids sales" will increase in fiscal 2014 primarily based upon the effect of the current increase in the wholesale price of propane. We also expect that "Net earnings" in fiscal 2014 will approximate "Net earnings" in fiscal 2013 primarily due to our expectation that net earnings from the colder than prior year temperatures will offset the effect of losses from the restructuring of debt which occurred in November 2013.

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

During November 2013, we issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We applied the net proceeds to redeem all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

During October 2013, we executed an amendment to our secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sub-limit which remains at $200.0 million.

For the twelve months ended January 31, 2014, our distributable cash flow was approximately 120% of the total cash distributions paid for that period compared to approximately 108% for the twelve months ended October 31, 2013. This increase is the result of an increase in adjusted EBITDA in the second quarter of fiscal 2014 as compared to the same period in fiscal 2013.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in our Annual Report on Form 10-K for fiscal 2013 entitled, “Item 1A. Risk Factors,” we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

A quarterly distribution of $0.50 will be paid on March 17, 2014 to all common units that were outstanding on March 10, 2014. This represents the seventy-eighth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of January 31, 2014, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2014. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of February 28, 2014, these two registrants collectively had $750.0 million available under this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of February 28, 2014, Ferrellgas Partners had $225.8 million available under this shelf registration statement.

Operating Activities

Net cash used in operating activities was $70.2 million for the six months ended January 31, 2014, compared to net cash provided by operating activities of $48.9 million for the six months ended January 31, 2013. This decrease in cash provided by operating activities was primarily due to a $120.1 million increase in working capital requirements partially offset by a $0.8 million increase in cash flow from operations.

The increase in working capital requirements was primarily due to a $110.7 million increase in accounts receivable resulting from the increase in the wholesale price of propane as well as the increase in demand for propane due to colder than prior year temperatures and heavier than normal propane use for crop drying during an unusually wet harvest season during the three months ended January 31, 2014, a $16.1 million increase in inventory from the increase in the wholesale price of propane as well as the timing of inventory purchases, a $13.1 million decrease in other current liabilities primarily due to the timing of payroll, a $8.6 million increase in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances and a $3.7 million increase in accrued interest expense due to the timing of interest payments due. These increases in working capital requirements were partially offset by a $32.2 million increase in accounts payable from the timing of purchases and disbursements.

The increase in cash flow from operations is primarily due to $32.9 million of increased “Gross margin – Propane and other gas liquid sales”, a $4.2 million increase in “Gross margin – Other,” each as discussed above and a $3.2 million decrease in "Non-cash employee stock ownership plan compensation charge" due to a decrease in the allocation of Ferrell Companies shares to employees, partially offset by an $18.7 million increase in “Operating expense”, a $7.0 million increase in “General and administrative expense” and $14.7 million of make whole and consent payments related to the early extinguishment of all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017.

The operating partnership

Net cash used in operating activities was $62.4 million for the six months ended January 31, 2014, compared to net cash provided by operating activities of $56.8 million for the six months ended January 31, 2013. This decrease in cash provided by operating activities was primarily due to a $119.9 million increase in working capital requirements partially offset by a $0.5 million increase in cash flow from operations.

The increase in working capital requirements was primarily due to a $110.7 million increase in accounts receivable resulting from the increase in the wholesale price of propane as well as the increase in demand for propane due to colder than prior year temperatures and heavier than normal propane use for crop drying during an unusually wet harvest season during the three months ended January 31, 2014, a $16.1 million increase in inventory from the increase in the wholesale price of propane as well as the timing of inventory purchases, a $12.9 million decrease in other current liabilities primarily due to the timing of payroll, a $8.6 million increase in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances and a $3.7 million increase in accrued interest expense due to the timing of interest payments due. These increases in working capital requirements were partially offset by a $32.2 million increase in accounts payable from the timing of purchases and disbursements.

The increase in cash flow from operations is primarily due to $32.9 million of increased “Gross margin – Propane and other gas liquid sales”, a $4.2 million increase in “Gross margin – Other,” each as discussed above and a $3.2 million decrease in "Non-cash employee stock ownership plan compensation charge" due to a decrease in the allocation of Ferrell Companies shares to employees, partially offset by a $19.0 million increase in “Operating expense”, a $7.0 million increase in “General and administrative expense” and $14.7 million of make whole and consent payments related to the early extinguishment of all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017.

Investing Activities

Net cash used in investing activities was $25.6 million for the six months ended January 31, 2014, compared to net cash used in investing activities of $22.3 million for the six months ended January 31, 2013. This increase in net cash used in investing activities is primarily due to a decrease of $3.7 million in “Proceeds from sale of assets” resulting primarily from the one-time sale of underutilized assets during the prior year period that was not repeated during the current year period.

Financing Activities

Net cash provided by financing activities was $107.8 million for the six months ended January 31, 2014, compared to net cash used in financing activities of $23.0 million for the six months ended January 31, 2013. This increase in net cash provided by financing activities was primarily due to a $117.0 million net increase in the short term portion of our secured credit facility and accounts receivable securitization facility borrowings, both of which are a result of the working capital requirements discussed in operating activities above and a $21.2 million net increase in proceeds from long-term borrowings as discussed below. This increase was partially offset by $7.5 million in "Cash paid for financing costs".

During November 2013, we issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We used the net proceeds to redeem all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $79.9 million during the six months ended January 31, 2014 in connection with the distributions declared for the three months ended July 31, 2013 and October 31, 2013. The quarterly distribution on all common units and the related general partner distribution for the three months ended January 31, 2014 of $40.0 million are expected to be paid on March 17, 2014 to holders of record on March 10, 2014.

Secured credit facility

During October 2013, we executed an amendment to our secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million.

As of January 31, 2014, we had total borrowings outstanding under our secured credit facility of $207.5 million, of which $140.5 million was classified as long-term debt. Additionally, Ferrellgas had $232.2 million and $177.9 million of available borrowing capacity under our secured credit facility as of January 31, 2014 and January 31, 2013, respectively.

Borrowings outstanding at January 31, 2014 under the secured credit facility had a weighted average interest rate of 3.4%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of January 31, 2014, the federal funds rate and Bank of America’s prime rate were 0.07% and 3.25%, respectively. As of January 31, 2014, the one-month and three-month Eurodollar Rates were 0.19% and 0.26%, respectively.

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

Letters of credit outstanding at January 31, 2014 totaled $60.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At January 31, 2014, we had remaining letter of credit capacity of $139.7 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of January 31, 2014, the rate was 2.50%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility increased $77.0 million. We received net funding of $137.0 million from this facility during the six months ended January 31, 2014 as compared to receiving net funding of $60.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of January 31, 2014, we had received cash proceeds of $219.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of January 31, 2014, the weighted average interest rate was 2.0%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Debt issuances and repayments

During November 2013, we issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We applied the net proceeds to redeem all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $88.7 million and $88.6 million during the six months ended January 31, 2014 and 2013, respectively. The operating partnership expects to pay cash distributions of $40.4 million on March 17, 2014.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $124.7 million for the six months ended January 31, 2014, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the six months ended
	January 31, 2014	January 31, 2014
Ferrell Companies (1)	21,469,664	$21,470
FCI Trading Corp. (2)	195,686	196
Ferrell Propane, Inc. (3)	51,204	52
James E. Ferrell (4)	4,358,475	4,358

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman of the Board of Directors of our general partner.

During the six months ended January 31, 2014, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.7 million.

On March 17, 2014, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.8 million, respectively.

Contractual Obligations
In the performance of our operations, we are bound by certain contractual obligations.
The following table summarizes our long-term debt and fixed rate interest obligations at January 31, 2014. These obligations reflect the issuance of $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par and the subsequent redemption of $300.0 million 9.125% fixed rate senior notes due October 1, 2017, as discussed above.

	Payment or settlement due by fiscal year
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current portion (1)	$795	$3,053	$2,997	$2,676	$1,074	$1,148,872	$1,159,467
Fixed rate interest obligations (2)	39,455	70,135	70,135	70,135	70,135	205,676	525,671
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

The operating partnership
The contractual obligation updates included in the table above also apply to the operating partnership and are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current portion (1)	$795	$3,053	$2,997	$2,676	$1,074	$966,872	$977,467
Fixed rate interest obligations (2)	31,606	54,438	54,438	54,438	54,438	174,280	423,638
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2014. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2014 and July 31, 2013, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $6.3 million and $10.3 million as of January 31, 2014 and July 31, 2013, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective.

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

Interest Rate Risk

At January 31, 2014, we had $426.5 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $4.3 million for the twelve months ending January 31, 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. In October 2013, our interest rate swap maturing in 2017 was terminated. As a result, we discontinued hedge accounting treatment for the agreement associated with this swap at a cost of $0.2 million.

We have the following interest rate swaps outstanding as of January 31, 2014, all of which are designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of three years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $1.4 million for the twelve months ending January 31, 2015. There would be no effect on cash flows due to a hypothetical change in interest rates on the $175.0 million swap because its forward start date is August 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2014, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    During the first quarter of fiscal 2014 we reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbeque cylinders. We have also received notice that the Federal Trade Commission is investigating barbeque cylinder labeling and filling practices and any anti-trust issues relating to cylinder fill level. We already paid and reflected in the condensed consolidated financial statements the settlement reached.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 10, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 10, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 10, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 10, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

E-3