Form 10-K
period 2014-07-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2014-09-29
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-11331, 333-06693-02, 000-50182 and 000-50183
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

1

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

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2014, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $1,406,408,414. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At September 2, 2014, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	82,711,820	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

2

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

 For the fiscal year ended July 31, 2014
FORM 10-K ANNUAL REPORT

			Page
PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	11
ITEM	1B.	UNRESOLVED STAFF COMMENTS	31
ITEM	2.	PROPERTIES	31
ITEM	3.	LEGAL PROCEEDINGS	32
ITEM	4.	MINE SAFETY DISCLOSURES	33
PART II
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM	6.	SELECTED FINANCIAL DATA	35
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	63
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	63
ITEM	9A.	CONTROLS AND PROCEDURES	63
ITEM	9B.	OTHER INFORMATION	66
PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	66
ITEM	11.	EXECUTIVE COMPENSATION	71
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	85
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	87
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	88
PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	89

3

PART I

Introductory Statement

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

•	“midstream sales” refers to fees charged for the processing and disposal of salt water as well as the sale of crude oil recovered from our skimming oil process;

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers;

•	“salt water volume” refers to the number of barrels of salt water processed at our disposal sites;

•	“skimming oil” refers to a process our salt water disposal wells use to separate crude oil from salt water; and

•	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

ITEM 1.    BUSINESS.

Ferrellgas Partners, L.P. is a growth-oriented publicly traded Delaware limited partnership formed in 1994 and engaged in the retail distribution of propane and midstream operations. Our common units are listed on the New York Stock Exchange under the ticker symbol "FGP", and our activities are primarily conducted through our operating partnership, Ferrellgas, L.P., a Delaware limited partnership. We are the sole limited partner of Ferrellgas, L.P. with an approximate 99% limited partner interest.

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

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 27.5% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

The Partnership manages and evaluates its operations in two reportable operating segments: propane and related equipment sales and midstream operations.

Propane and related equipment sales

We believe we are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2014 and a leading national provider of propane by portable tank exchange.

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

The distribution of propane to residential customers generally involves large numbers of small volume deliveries. Our retail deliveries of propane are typically transported from our retail propane distribution locations to our customers by our fleet of bulk delivery trucks, which are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Propane storage tanks located on our customers' premises are then filled from these bulk delivery trucks. We also deliver propane to our industrial/commercial and portable tank exchange customers using our fleet of portable tank and portable tank exchange delivery trucks, truck tractors and portable tank exchange delivery trailers.

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

Approximately 53% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we lease tanks to some of our independent distributors involved with our delivery of propane for portable tank exchanges. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from most of our competitors.

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2014	947
July 31, 2013	901
July 31, 2012	878

We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;

•	our employee training and safety programs;

•	our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and

•	our national distributor network for our commercial and portable tank exchange customers.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products. We also sell gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products through Blue Rhino Global Sourcing, Inc.

In fiscal 2014, no one customer accounted for 10% or more of our consolidated revenues.

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

Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. These financial derivatives are generally designated as cash flow hedges.

Our risk management activities may include the use of financial derivative instruments including, but not limited to, swaps, options, and futures to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within accounting principles generally accepted in the United States (“GAAP”) and are therefore not recorded on our financial statements until settled.

Through our supply procurement activities, we purchase propane primarily from energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2014, eight suppliers accounted for approximately 73% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane. If supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of earnings.

A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter propane forward and swap contracts that generally have terms of less than 36 months. We may also use options to hedge a portion of our forecasted purchases for up to 36 months in the future.

We also incur risks related to the price and availability of propane during periods of much colder-than-normal weather, temporary supply shortages concentrated in certain geographic regions and commodity price distortions between geographic regions. We attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and propane distribution locations. The propane we sell to our customers is generally transported from gas processing plants and refineries, pipeline terminals and storage facilities to propane distribution locations or storage facilities by our leased railroad tank cars, our owned or leased highway transport trucks, common carrier, or owner-operated transport trucks.

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

Based upon industry publications propane accounts for approximately 3% to 4% of energy consumption in the United States, a level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and urban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

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

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2014, we believe that we are the second largest marketer of propane in the United States and a leading national provider of propane by portable tank exchange.

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

Our other activities in our Propane and related equipment sales segment include the following:

•the sale of refined fuels, and
•common carrier services.

Business Strategy

Our business strategy is to:

•	expand our operations through disciplined acquisitions and internal growth, as accretive opportunities become available;

•	capitalize on our national presence and economies of scale; and

•	maximize operating efficiencies through utilization of our technology platform.

Expand our operations through disciplined acquisitions and internal growth as accretive opportunities become available

We expect to continue the expansion of our propane customer base through both the acquisition of other propane distributors and through organic growth. We intend to concentrate on propane acquisition activities in geographical areas within or adjacent to our existing operating areas, and on a selected basis in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing propane operations to provide an attractive return on investment after taking into account the economies of scale and cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of our propane and related equipment sales segment by integrating best practices and leveraging our established national organization and technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of acquired operations provide us a distinct competitive advantage and better analysis as we consider future acquisition opportunities.

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

Capitalize on our national presence and economies of scale

We believe our national presence of 864 propane distribution locations in the United States as of July 31, 2014 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

•	product procurement;

•	transportation;

•	fleet purchases;

•	propane customer administration; and

•	general administration.

We believe that our national presence allows us to be one of the few propane distributors that can competitively serve industrial/commercial and portable tank exchange customers on a nationwide basis, including the ability to serve such propane customers through leading home-improvement centers, mass merchants and hardware, grocery and convenience stores. In addition, we believe that our national presence provides us opportunities to make acquisitions of other propane distribution companies whose operations  overlap with ours, providing economies of scale and significant cost savings in these markets.

We also believe that investments in technology similar to ours require both a large scale and a national presence, in order to generate sustainable operational savings to produce a sufficient return on investment. For this reason, we believe our technology platforms provide us with an on-going competitive advantage.

Maximize operating efficiencies through utilization of our technology platform

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. Currently we operate a retail distribution network, including portable tank exchange operations, using a structure of 50 service centers and 864 service units. The service unit locations utilize hand-held computers, cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

The efficiencies gained from operating our technology platform allow us to consolidate our management teams at fewer locations, quickly adjust the sales prices to our customers and manage our personnel and vehicle costs more effectively to meet customer demand.

The technology platform allows for efficient forecasting of our customers’ demand and our routing and scheduling. Our call center support capabilities allow us to accept emergency customer calls 24 hours a day, seven days a week. These combined capabilities provide us cost savings while improving customer service by reducing customer inconvenience associated with multiple, unnecessary deliveries.

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

Midstream operations

Our midstream operations segment generates revenues from treatment and disposal of salt water generated from crude oil production operations at our salt water disposal wells and from the sale of recovered crude oil from our skimming oil process. Our facilities are located near oil and gas production fields with high levels of crude oil and natural gas in the Eagle Ford Basin in Texas.

Industry

Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and oil/condensate. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where it is injected into underground geologic formations using high-pressure pumps. Our revenue is derived from fees we charge our customers to dispose of salt water at our facilities and crude oil sales from our skimming oil process.

Customers

Our midstream operations customers consist primarily of salt water transportation companies and large exploration and production companies who conduct drilling operations near our facilities. During the fiscal year ended July 31, 2014, 40% of our salt water disposal gross margin was generated from a single customer.

Competition

We compete with other salt water disposal providers to the extent other providers have facilities geographically close to our facilities. Location is an important consideration for our customers, who seek to minimize the cost of transporting the salt water to disposal facilities. Our facilities are strategically located near areas of significant crude oil and natural gas production in the Eagle Ford Basin.

Pricing Policy

We generally charge customers a processing fee per barrel of wastewater processed. We also generate revenue from our skimming oil process, which we take into consideration in negotiating the processing fees with our customers. Skimming oil is sold to third party gatherers at spot prices pursuant to a contract.

Business Strategy

Our business strategy is to expand our operations and diversify our business through disciplined acquisitions and internal growth as accretive opportunities become available. We anticipate these growth opportunities will leverage our expertise in transportation, storage and terminaling of energy related products.

Permits and Regulatory Compliance

We operated eight salt water disposal facilities as of September 2, 2014 all in the Eagle Ford shale region of south Texas. Each of these facilities is permitted to inject non-hazardous oil and gas waste into an Underground Injection Control (“UIC”) Class II disposal well. These wells have been drilled in certain acceptable geologic formations far below the base of fresh water to a point that is safely separated by other substantial geological confining layers according to environmental laws that are administered under the auspices of the federal government or states with primacy. We are actively seeking UIC Class II disposal permits for additional facilities that we intend to develop and operate.

Because the major component of our business is the disposal of oil and gas field residual salt water in an environmentally sound manner, a significant amount of our capital expenditures in this segment are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state and local provisions that regulate the placement of oilfield residual salt water into the environment. There are costs associated with siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations.

In connection with our acquisition, development or expansion of a Class II injection facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures would impact the entire industry and would not place us at any competitive disadvantage.

Governmental Regulation

Our salt water disposal business is subject to extensive, complex and evolving federal, state and local environmental, health, safety and transportation laws and regulations that can affect the cost, manner, feasibility or timing of doing business. These laws and regulations are administered by the United States Environmental Protection Agency (“EPA”) and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States. The Railroad Commission of Texas ("RRCT") is the principal state agency that regulates our salt water disposal business in Texas.

Many of these agencies regularly examine and inspect our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, the oil and gas industry that we serve has perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in related industries.

The key United States federal environmental, safety and health statutes affecting our business are summarized below. While the EPA retains oversight authority, the state of Texas has primary authority to administer regulatory and enforcement programs under each of these statutes, their state analogues and other state laws. The Railroad Commission of Texas has primary regulatory jurisdiction over the oil and natural gas industry and related industry sectors. Accordingly, the RRCT is the principal state regulator of our salt water disposal business. Meanwhile, the Texas Commission on Environmental Quality is the principal state environmental regulator for virtually every other industry in the state, including industries that may have an effect on our business.
The Safe Drinking Water Act (“SDWA”) is the primary statute that governs injection wells. The SDWA requires the EPA to protect underground sources of drinking water (“USDW”) from being endangered from underground injection of fluids through a well. Injection through a well is defined as the subsurface emplacement of fluids through a bored, drilled, or driven well or through a dug well where the depth of the dug well is greater than the largest surface dimension; or a dug hole whose depth is greater than the largest surface dimension; or an improved sinkhole; or a subsurface distribution system. The EPA has promulgated standards by setting minimum requirements for injection wells, including Class II injection wells such as those owned and operated by us. The Underground Injection Control (“UIC”) provisions of the SDWA and implementing regulations control the construction, operation, permitting, and closure of injection wells that place fluids underground for storage or disposal. All injection must be authorized under either general or specific permits. Injection well owners and operators may not site, construct, operate, maintain, convert, plug, abandon, or conduct any other injection activity that endangers USDWs.
The SDWA allows a state to obtain primacy from the EPA for oil and gas related injection wells, either by adopting the federal UIC requirements or, under some circumstances without being required to adopt the complete set of applicable federal UIC regulations. The state must be able to demonstrate that its existing regulatory program is protecting USDWs in that state, even if the regulations may not be as stringent as federal rules. Presently, 33 states, including Texas, have primacy from EPA to regulate UIC wells, including Class II injection wells for the disposal of oil and gas produced and flowback water. Requirements in primacy states may differ from and be more stringent than federal requirements. While we currently operate UIC Class II wells only in the state of Texas, we continue to explore opportunities to develop new injection wells in other states. Some of those states may not have primacy under SDWA, in which case EPA directly enforces the federal requirements.
The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration (“OSHA”), and various reporting and record keeping obligations, as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, apply to our midstream operations.
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current owner or operator of the disposal site or sites where the release occurred, past owners or operators at the time disposal activities occurred at the site, and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site.
Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, neighboring landowners and other third parties may file claims under common law for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.
The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”) regulates the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, the exemption for these wastes does not cover all materials that may be used at an oil and gas exploration, development or production site. Hence, these non-exempt wastes may be subject to regulation by EPA and other federal or state agencies. Moreover, in the ordinary course of our operations, we may generate other industrial wastes such as waste solvents and waste chemical that may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA. Compliance with RCRA and CERCLA imposes additional costs on our operations, and if these wastes are not properly disposed of in accordance with regulation, we may be subject to clean up orders, penalty actions or private lawsuits that may require us to expend additional resources.

Financial Information about Segments

For financial information regarding our operating segments, please see Note P to our consolidated financial statements included in this annual report.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At September 2, 2014, our general partner had 3,922 full-time employees.

Our general partner's employees consisted of individuals in the following areas:

Field operations	3,511
Centralized corporate functions	411
Total	3,922

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

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks, service marks and patents are an important part of our consistent growth in both tank exchange and outdoor living product categories. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design™, Grill Gas & Design®, A Better Way™, Spark Something Fun®, America’s Choice for Grill Gas®, RhinoTUFF®, Tri-Safe®, Drop, Swap and Go™, Rhino Power™, Uniflame®, UniGrill®, Patriot®, Grill Aficionado®, Skeetervac®, Fine Tune®, Vac & Tac®, Wavedrawer®, It’s Your Backyard. Enjoy It More With Skeetervac®, Less Biting Insects. More Backyard Fun®, DuraClay®, Endless Summer®, Endless Summer Comfort®, ChefMaster® and Mr. Bar-B-Q®. In addition, we have patents issued for a Method for Reconditioning a Propane Gas Tank and an Overflow Protection Valve Assembly, which expire in 2017 and 2018, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents furthers our ability to cost-effectively service our customers and to maintain our competitive advantages. Our salt water disposal business operates primarily under the Sable Environmental trade name.

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership are potentially able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Contingencies and Commitments – to Ferrellgas Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.

Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership are potentially able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Contingencies and commitments – to Ferrellgas Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. is serving as a co-issuer and co-obligor.

We have agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned subsidiary that maintains an accounts receivable securitization facility. We retain servicing responsibilities for transferred accounts receivable but have no other continuing involvement with the transferred receivables. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities - Accounts receivable securitization” and in Note F – Accounts and notes receivable, net and accounts receivable securitization – to our consolidated financial statements provided herein.

We also sell gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through Blue Rhino Global Sourcing, Inc. a taxable corporation that is a wholly-owned subsidiary of the operating partnership. We operate our midstream operations under the wholly-owned subsidiary Sable Environmental LLC.

Available Information

We file annual, quarterly, and other reports and information with the Securities and Exchange Commission (the "SEC"). You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the Public Reference Room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange under the ticker symbol of “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

ITEM 1A.    RISK FACTORS.

Risks Inherent in the Distribution of Propane

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters and poor weather in the grilling season.

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2014, approximately 57% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

Sales from portable tank exchanges experience higher volumes in the spring and summer, which includes the majority of the grilling season. Sustained periods of poor weather, particularly in the grilling season, can negatively affect our portable tank exchange revenues. In addition, poor weather may reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances thereby reducing demand for portable tank exchange as well as the demand for our outdoor products.

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

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane from portable tank exchanges may decline. For fiscal 2014, three retailers represented approximately 50% of our portable tank exchange’s net revenues. None of our significant retail accounts associated with portable tank exchanges are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane from portable tank exchanges may decline.

If the distribution locations that some of our national customers rely upon for the delivery of propane do not perform up to the expectations of these customers, if we encounter difficulties in managing the operations of these distribution locations or if we or these distribution locations are not able to manage growth effectively, our relationships with our national customers may be adversely impacted and our delivery of propane to our national customers may decline.

We rely on independently-owned and company-owned distributors to deliver propane to our national customers. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service accounts. National customers impose demanding service requirements on us, and we could experience a loss of consumer or customer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane to our national customers. The poor performance of a distribution location for a national customer could jeopardize our entire relationship with that national customer and cause our delivery of propane to that particular customer to decline.

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

Through our supply procurement activities, we purchased approximately 73% of our propane from eight suppliers during fiscal 2014. In addition, during extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

Risks Related to Our Salt Water Disposal Business

Our revenues are highly dependent on the quantity of crude oil we collect from our skimming oil process and the market price we receive for the sale of this crude oil.

A significant portion of our revenues comes from the sale of crude oil we separate from salt water in our skimming oil process.  A significant decrease in the ratio of crude oil to salt water we process could significantly lower the quantity of crude oil we are able to collect from our skimming oil process.  A significant decrease in the market price for crude oil could lower the price we are able to charge for crude oil we have collected from our skimming oil process.  Either of these effects could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to United States federal, state and local regulations regarding issues of health, safety, transportation, and protection of natural resources and the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

Hydraulic fracturing is a commonly used process that involves using water, sand and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. Federal and state legislation and regulatory initiatives relating to hydraulic fracturing are expected to result in increased costs and additional operating restrictions for oil and gas explorers and producers. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process would make it more difficult and more expensive to complete new wells in the unconventional shale resource formations and increase costs of compliance and doing business for oil and natural gas operators. As a result of such increased costs, the pace of oil and gas activity could be slowed, resulting in less need for water management solutions. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

Our salt water disposal operations are subject to other federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of produced-water and other materials. For example, our midstream operations segment includes disposal into injection wells that could pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage, personal injuries and natural resource damage. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of orders to assess and clean up contamination.

In the course of our operations, some of our equipment may be exposed to naturally occurring radiation associated with oil and natural gas deposits, and this exposure may result in the generation of wastes containing technically enhanced, naturally occurring radioactive materials, or “TENORM.” TENORM wastes exhibiting trace levels of naturally occurring radiation in excess of established standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by TENORM may be subject to remediation or restoration requirements. In addition, federal and state safety and health requirements impose limitations on worker exposure to TENORM, which requirements increase our costs. Because many of the properties presently or previously owned, operated or occupied by us have been used for oil and natural gas production operations for many years, it is possible that we may incur costs or liabilities associated with elevated levels of TENORM, particularly if TENORM requirements become more stringent over time.

Failure to comply with these laws and regulations could result in the assessment of administrative, civil or criminal penalties, imposition of assessment, cleanup, natural resource loss and site restoration costs and liens, revocation of permits, and, to a lesser extent, orders to limit or cease certain operations. In addition, certain environmental laws impose strict and/or joint and several liability, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions regardless of fault and irrespective of when the acts occurred. We may be required to make large expenditures to comply with environmental safety and other laws and regulations.

Demand for our salt water disposal services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in commodity prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

A portion of the demand for our salt water disposal services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.
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

We face competition in our salt water disposal business from several other water management companies, some of which are much larger enterprises than us. As a result, our ability to effectively enter into additional salt water disposal arrangements or acquire other operations could be hindered by competition.

Some oil and gas producers have their own salt water disposal services, which could limit the demand for our services.

Our salt water disposal business is predicated on providing salt water disposal solutions to oil and gas producers. Some of the larger oil and gas producers have their own salt water disposal solutions and some have even implemented their own injection well sites to dispose of the salt water produced from their own oil and gas drilling activities. With access to their own salt water disposal solutions, larger oil and gas producers could have less need for the salt water disposal solutions that we provide. A lower demand for our services could adversely affect our financial position, results of operations and cash flows.

Advancements in water treatment technologies could render our disposal wells technologically obsolete which could adversely affect our business and results of operations.

Evolving customer and regulatory demands could result in technological advancements in the treatment and recycling of salt water used in the hydraulic fracturing process. Such advancements could render our disposal wells obsolete.

The availability of water is critical to our business and weather condition, natural disasters, droughts or other natural conditions could affect that availability and impose significant costs and losses on our business.

Our ability to provide salt water disposal operations is subject to the availability of water, which is vulnerable to adverse weather conditions, including extended droughts and temperature extremes, which are quite common, in our operating regions, but difficult to predict. This risk is particularly true with respect to regions where oil and gas operations are significant. In extreme cases, entire operations may be unable to continue without substantial water reserves. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our financial position, results of operations and cash flows.

Salt water injection wells potentially may create earthquakes.

There are current theories that hypothesize a causation link between minor seismic events and injection wells and there are various studies being conducted to determine possible man-made causes of recent seismic events. If it is determined that there is a link between injection wells and seismic events this could have an adverse impact on our financial position, results of operations and cash flows.
Recent published studies have purported to find a causal connection between the deep well injection of hydraulic fracturing wastewater and a sharp increase in seismic activity in Oklahoma since 2008. These findings may trigger new legislation or regulations that would limit or ban the disposal of oil and gas production wastewater in deep injection wells. If such new laws or rules were adopted, our operations may be curtailed while alternative treatment and disposal methods are developed and approved. Increased seismic activity may galvanize public opposition to hydraulic fracturing, perhaps giving rise to local fracking bans or causing us to expend additional resources on public outreach. In addition, it may give rise to private tort suits from individuals who claim they are adversely by seismic activity, again requiring us to expend additional resources.

Due to our lack of asset and geographic diversification, adverse developments in the areas in which we are located could adversely impact our financial condition, results of operations and cash flows and reduce our ability to make distributions to our unitholders.

Our facilities are located exclusively in Texas. This concentration could disproportionately expose us to operational, economic and regulatory risk in this area. Additionally, our facilities currently comprise eight managed facilities. Any operational, economic or regulatory issues at a single facility could have a material adverse impact on us. Due to the lack of diversification in our assets and the location of our assets, adverse developments in the our markets, including, for example, transportation constraints, adverse regulatory developments, or other adverse events at one of our facilities, could have a significantly greater impact on our financial condition, results of operations and cash flows than if we were more diversified.

The revenues from our salt water disposal operations are concentrated with a single customer under a master service agreement that may be terminated at will.

The salt water barrels we receive for disposal and from which our gross margin is generated is concentrated with a single customer. For fiscal 2014, 40% of our salt water disposal gross margin was generated from this customer in accordance with a master services agreement. Continued relations with this customer depends upon various factors, including price, customer service and competition. If this customer materially reduces, terminates or requires price reductions or other adverse modifications in our master service agreement terms, our results from midstream operations may decline.

Risks Inherent to Our Business Structure

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2014:

•	we had total indebtedness of approximately $1.46 billion;

•	Ferrellgas Partners had partners’ deficit of approximately $111.6 million;

•	we had availability under our credit facility of approximately $350.4 million; and

•
we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $119.0 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $17.3 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2014 to 2022 that bear interest at rates ranging from 6.5% to 8.625%. Borrowings from our secured credit facility classified as "Long-term debt" of $123.8 million currently bear an interest rate of 2.4%. As of July 31, 2014, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•	$3.6 million - 2015

•	$3.5 million - 2016;

•	$3.2 million - 2017;

•	$1.7 million - 2018;

•	$124.9 million - 2019; and

•	$1,157.9 million - thereafter.

Our secured credit facility provides $600.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. The obligations under this credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership. The secured credit facility will mature in October 2018.

All of the indebtedness and other obligations described above are obligations of the operating partnership except for $182.0 million of senior debt due 2020 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

Subject to the restrictions governing the operating partnership’s indebtedness and other financial obligations and the indenture governing Ferrellgas Partners’ and Ferrellgas Partners' Finance Corp.'s outstanding senior notes due 2020, we may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to any debt securities we may issue.

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

We rely on our ability to access the capital and credit markets at rates and terms reasonable to us. A disruption in the capital and credit markets could impair our ability to access capital and credit markets at rates and terms reasonable to us. This could limit our ability to access capital or credit markets for working capital needs, risk management activities and long-term debt maturities, or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable or force us to take other aggressive actions including the suspension of our quarterly distribution.

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

Some of the agreements governing our indebtedness and other financial obligations also require the maintenance of specified financial ratios and the satisfaction of other financial conditions. Our ability to meet those financial ratios and conditions can be affected by unexpected downturns in business operations beyond our control, such as significantly warmer-than-normal weather, a volatile energy commodity cost environment or an economic downturn. Accordingly, we may be unable to meet these ratios and conditions. This failure could impair our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions, even if sufficient funds were available.

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

We typically borrow on the operating partnership’s credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on the operating partnership’s credit facility to fund debt service payments, distributions to our unitholders, acquisition and capital expenditures. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. We believe that the availability of cash from the operating partnership’s credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs. However, if we were to experience an unexpected significant increase in these requirements or have insufficient funds to fund distributions, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit; or

•	a significant acquisition;

•	a large uninsured unfavorable lawsuit settlement.

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

We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire propane distributors and oil and gas midstream operations. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions, and although we believe there are numerous potential large and small acquisition candidates in these industries, there can be no assurance that:

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

Our propane and related equipment sales operations are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane. Both our propane and related equipment sales and midstream operations face an inherent risk of exposure to general liability claims in the event that the use of these facilities results in injury or destruction of property. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. We maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. However, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2014, the operating partnership had approximately $1,273.3 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 27.5% of our common units.

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

Because Ferrell Companies is the parent of our general partner and beneficially owns approximately 27.5% of our outstanding common units and James E. Ferrell, Chairman of the Board of Directors of our general partner, indirectly owns approximately 5% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner are unlikely if neither Ferrell Companies nor Mr. Ferrell consent to such action.

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

In addition, under some circumstances a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. Unitholders will not be liable for assessments in addition to their initial capital investment in our common units. Under Delaware law, we may not make a distribution to our unitholders if the distribution causes all our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities for which recourse is limited to specific property are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date. Under Delaware law, an assignee that becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to that assignee at the time such assignee became a limited partner if the liabilities could not be determined from the partnership agreements.

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

•
our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•
James E. Ferrell is the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as a director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.

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

We estimate that a person who acquires common units in the 2014 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2014 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

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

States may subject partnerships to entity-level taxation in the future, thereby decreasing the amount of cash available to us for distributions and potentially causing a decrease in our distribution levels, including a decrease in the minimum quarterly distribution.

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

•
our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•
James E. Ferrell is the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as a director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell's companies.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We own or lease the following transportation equipment at July 31, 2014 that is utilized primarily in the distribution of propane and related equipment sales operations:

	Owned	Leased	Total
Truck tractors	74	72	146
Propane transport trailers	254	1	255
Portable tank delivery trucks	314	258	572
Portable tank exchange delivery trailers	219	122	341
Bulk propane delivery trucks	1,041	564	1,605
Pickup and service trucks	754	363	1,117
Railroad tank cars	—	94	94

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,500 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units.  Our propane distribution locations are comprised of 50 service centers and 864 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distribute propane for portable tank exchanges from 16 independently-owned distributors.

We own approximately 49.7 million gallons of propane storage capacity at our propane distribution locations. We own our land and buildings in the local markets of approximately 61% of our operating locations and lease the remaining facilities on terms customary in the industry.

We own approximately 0.9 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.7 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

We lease approximately 55.5 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We lease 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area.

We operate eight salt water disposal sites for use in our midstream operations. The location of the facilities and the permitted processing capacities at which the facilities currently operate are summarized below:

Location name	Region	Permitted Capacity (barrels per day)
Gillet, Texas (A)	Eagle Ford shale	25,000
Engler, Texas (A)	Eagle Ford shale	25,000
Helena, Texas (A)	Eagle Ford shale	25,000
Kenedy, Texas (B)	Eagle Ford shale	25,000
Dilley, Texas (B)	Eagle Ford shale	25,000
Dietert, Texas (A) (D)	Eagle Ford shale	10,000
Gerold, Texas (A) (C)	Eagle Ford shale	25,000
Mellenbruch, Texas (A) (C)	Eagle Ford shale	20,000

(A)    These facilities are located on land we lease.
(B)    These facilities are located on land we own.
(C) We purchased this facility effective September 2, 2014.
(D) We purchased this facility effective May 15, 2014.

We own 45.7 acres of land in the Eagle Ford shale region of south Texas that house two of our salt water disposal sites. We lease 398.9 acres of land in the Eagle Ford shale region of south Texas that house six of our salt water disposal sites.

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

ITEM 3.    LEGAL PROCEEDINGS.

Our propane and related equipment sales operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. Both our propane and related equipment sales and midstream operations face an inherent risk of exposure to general liability claims in the event that the use of these facilities results in injury or destruction of property. As a result, at any given time, we are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our financial condition, results of operations and cash flows.

During the first quarter of fiscal 2014 we reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbecue cylinders. We already paid and reflected in our consolidated financial statements the settlement reached.

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that we and one of our competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  We have filed an answer to the complaint and believes that the FTC’s claims are without merit and will vigorously defend the claims. We does not believe loss is probable or reasonably estimable at this time.

We have also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of our tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  We anticipate that these lawsuits will be consolidated into one case by a multidistrict litigation panel.  We believe we have strong defenses to the claims and intend to vigorously defend against them.  We do not believe loss is probable or reasonably estimable at this time related to these putative class action lawsuits.

We have also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. We believe the claims are without merit and intends to defend them vigorously. The case has not been certified for class treatment. We recently prevailed on an appeal before the Tenth Circuit Court of Appeals and the appellate court ordered the trial court to determine whether the case must be arbitrated. We do not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of September 5, 2014, we had 658 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit
2013
First Quarter	$21.76	$17.81	$0.50
Second Quarter	19.60	15.52	0.50
Third Quarter	21.20	18.53	0.50
Fourth Quarter	22.97	19.40	0.50

2014
First Quarter	$23.42	$21.70	$0.50
Second Quarter	25.27	22.75	0.50
Third Quarter	25.63	21.84	0.50
Fourth Quarter	28.25	25.17	0.50

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

Recent Sales of Unregistered Securities

On November 4, 2013, the operating partnership issued $325.0 million in aggregate principal amount of its 6.75% senior notes due 2022 at an offering price equal to par. The net proceeds after commissions and fees of $319.3 million were used to redeem $300.0 million of existing senior notes and related make-whole payments and accrued interest and to reduce borrowings on our secured credit facility. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act.

On June 13, 2014, the operating partnership issued an additional $150.0 million in aggregate principal amount of its 6.75% senior notes due 2022 at an offering price of 104%. The net proceeds after commissions and fees and including accrued interest of $162.2 million were used to reduce borrowings on our secured credit facility. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act.

During August 2014, the operating partnership completed an offer to exchange $475.0 million principal amount of its 6.75% senior notes due 2022, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its outstanding and unregistered 6.75% senior notes due 2022, the principal amount of $325.0 million of which were issued on November 4, 2013, and the principal amount of $150.0 million of which were issued on June 13, 2014, each in a private placement.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2014, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2014 or fiscal 2013. The operating partnership distributes cash to its partners four times per fiscal year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” for a discussion of its distributions during fiscal 2014. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.     SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2014	2013	2012	2011	2010
Income Statement Data:
Total revenues	$2,405,860	$1,975,467	$2,339,092	$2,423,215	$2,099,060
Interest expense	86,502	89,145	93,254	101,885	101,284
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	33,211	56,426	(10,952)	(43,648)	32,709
Basic and diluted net earnings (loss) per common unitholders’ interest	$0.41	$0.71	$(0.14)	$(0.60)	$0.47
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00

Balance Sheet Data:
Working capital (1)	$9,891	$(21,305)	$(50,875)	$28,712	$57,473
Total assets	1,572,270	1,356,028	1,397,279	1,460,586	1,442,351
Long-term debt	1,292,214	1,106,940	1,059,085	1,050,920	1,111,088
Partners' capital (deficit)	(111,646)	(86,627)	(27,526)	88,317	85,902

Operating Data (unaudited):
Propane sales volumes (gallons)	946,570	901,370	878,130	899,683	922,524
Midstream operations (barrels processed)	2,500	—	—	—	—

Capital expenditures:
Maintenance	$18,138	$15,248	$15,864	$15,330	$19,908
Growth	32,843	25,916	32,865	34,699	24,861
Acquisition	169,430	31,919	14,034	12,587	49,500
Total	$220,411	$73,083	$62,763	$62,616	$94,269

Supplemental data (unaudited):
Adjusted EBITDA (a)	$288,148	$272,249	$193,086	$227,645	$266,492

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA and Distributable cash flow attributable to common unit holders:
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$33,211	$56,426	$(10,952)	$(43,648)	$32,709
Income tax expense	2,516	1,855	1,128	1,241	1,916
Interest expense	86,502	89,145	93,254	101,885	101,284
Depreciation and amortization expense	84,202	83,344	83,841	82,486	82,491
EBITDA	206,431	230,770	167,271	141,964	218,400
Loss on extinguishment of debt	21,202	—	—	46,962	20,716
Non-cash employee stock ownership plan compensation charge	21,789	15,769	9,440	10,157	9,322
Non-cash stock and unit-based compensation charge	24,508	13,545	8,843	13,488	7,831

Loss on disposal of assets and other	6,486	10,421	6,035	3,633	8,485
Other income (expense), net	479	(565)	(506)	(567)	1,108
Severance charges	—	—	1,055	—	—
Change in fair value of contingent consideration	5,000	—	—	—	—
Litigation accrual and related legal fees associated with a class action lawsuit	1,749	1,568	892	12,120	—
Net earnings (loss) attributable to noncontrolling interest	504	741	56	(112)	630
Adjusted EBITDA (a)	288,148	272,249	193,086	227,645	266,492
Net cash interest (b)	(83,686)	(83,495)	(87,600)	(93,353)	(94,914)
Maintenance capital expenditures (c)	(17,673)	(15,070)	(16,044)	(15,437)	(19,968)
Cash paid for taxes	(816)	(550)	(764)	(591)	(1,550)
Proceeds from asset sales	4,524	9,980	5,742	5,994	9,220
Distributable cash flow attributable to equity investors (d)	190,497	183,114	94,420	124,258	159,280
Distributable cash flow attributable to general partner and non-controlling interest	(3,810)	(3,663)	(1,888)	(2,485)	(3,186)
Distributable cash flow attributable to common unit holders (e)	186,687	179,451	92,532	121,773	156,094
Less: Distributions paid	(159,316)	(158,087)	(154,955)	(143,551)	(138,365)
Distributable cash flow excess/(shortage)	$27,371	$21,364	$(62,423)	$(21,778)	$17,729

(a)Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, severance charges, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit and net earnings (loss) attributable to non-controlling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(b)Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net. This amount includes interest expense related to the accounts receivable securitization facility.

(c) Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(d) Management considers distributable cash flow attributable to equity investors a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(e) Management considers distributable cash flow attributable to common unitholders a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to common unitholders may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(1) Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Total revenues	$2,405,860	$1,975,467	$2,339,092	$2,423,215	$2,099,060
Interest expense	70,332	72,974	77,127	80,074	76,786
Net earnings (loss)	49,907	73,375	5,589	(11,062)	62,361

Balance Sheet Data:
Working capital (1)	$11,901	$(19,289)	$(48,843)	$30,738	$60,770
Total assets	1,569,833	1,352,932	1,393,662	1,456,816	1,436,177
Long-term debt	1,110,214	924,940	877,085	868,920	831,088
Partners' capital	69,925	94,476	153,140	268,686	363,047

Operating Data (unaudited):
Propane sales volumes (gallons)	946,570	901,370	878,130	899,683	922,524
Midstream operations (barrels processed)	2,500	—	—	—	—

Capital expenditures:
Maintenance	$18,138	$15,248	$15,864	$15,330	$19,908
Growth	32,843	25,916	32,865	34,699	24,861
Acquisition	169,430	31,919	14,034	12,587	49,500
Total	$220,411	$73,083	$62,763	$62,616	$94,269

Supplemental data (unaudited):
Adjusted EBITDA (a)	$288,125	$272,269	$193,436	$228,003	$266,916

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :
Net earnings (loss)	$49,907	$73,375	$5,589	$(11,062)	$62,361
Income tax expense	2,471	1,838	1,120	1,225	1,890
Interest expense	70,332	72,974	77,127	80,074	76,786
Depreciation and amortization expense	84,202	83,344	83,841	82,486	82,491
EBITDA	206,912	231,531	167,677	152,723	223,528
Loss on extinguishment of debt	21,202	—	—	36,449	17,308
Non-cash employee stock ownership plan compensation charge	21,789	15,769	9,440	10,157	9,322
Non-cash stock and unit-based compensation charge	24,508	13,545	8,843	13,488	7,831
Loss on disposal of assets and other	6,486	10,421	6,035	3,633	8,485
Other income (expense), net	479	(565)	(506)	(567)	442
Severance charges	—	—	1,055	—	—
Change in fair value of contingent consideration	5,000	—	—	—	—
Litigation accrual and related legal fees associated with a class action lawsuit	1,749	1,568	892	12,120	—
Adjusted EBITDA (a)	$288,125	$272,269	$193,436	$228,003	$266,916

(a)Adjusted EBITDA is calculated as earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, severance charges, change in fair value of contingent consideration and litigation accrual and related legal fees associated with a class action lawsuit. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership’s performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(1) Working capital is the sum of current assets less current liabilities.

Our capital expenditures fall generally into three categories:

•	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

•
growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity; and

•
acquisition capital expenditures, which include expenditures related to the acquisition of propane and related equipment sales operations and midstream operations; acquisition capital expenditures represent the total cost of acquisitions less working capital acquired.

Factors that materially affect the comparability of the information reflected in selected financial data

During fiscal 2014, 2011 and 2010, the prepayment of outstanding principal amounts of fixed rate senior notes resulted in amounts recorded as “Loss on extinguishment of debt.”

During fiscal 2014, 2013, 2012 and 2011, a class action lawsuit resulted in a litigation accrual and related legal fees.

During fiscal 2014, we acquired Sable Environmental and Sable SWD 2, LLC, a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $126.1 million.

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

•	Ferrellgas Partners issued common units during fiscal years 2015, 2014 and 2013.

Overview

Strategic Diversification Acquisitions

During May 2014, we entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests in each of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable"), a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $124.7 million, subject to certain purchase price adjustments and contingent consideration. Consideration was paid in cash upon closing and a two year contingent consideration agreement was entered into entitling the sellers to additional cash consideration if the acquired business exceeds certain earnings targets. The acquisition was funded through borrowings from our secured credit facility, and subsequently Sable's ownership group purchased $50.0 million of our common units in a registered direct offering, which units are subject to certain transfer restrictions. With this acquisition we established a new operating and reportable segment referred to as our “Midstream Operations”. With the acquisition of Sable, we have two reportable operating segments: propane and related equipment sales and midstream operations.

During May 2014, we entered into an asset purchase agreement to acquire one salt water disposal well, Dietert SWD, based in LaSalle County, Texas.

During September 2014, we entered into an asset purchase agreement to acquire two salt water disposal wells in the Eagle Ford shale region of south Texas from C&E Production, LLC and its affiliates ("C&E sellers"), based in Bryan, Texas. Consideration was paid in cash upon closing with funds borrowed from our secured credit facility. During September 2014, in a non-brokered registered direct offering, which units are subject to certain transfer restrictions, we issued to Ferrell Companies Inc. and the former equity holders of C&E sellers, an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million. We used these proceeds to pay down a portion of the borrowings under our secured credit facility used to fund the acquisition discussed above, as well as other propane and related equipment sales acquisitions completed during fiscal 2014.

Propane and related equipment sales

We believe we are a leading distributor of propane and related equipment and supplies to customers in the United States. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2014 and a leading national provider of propane by portable tank exchange.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2015 and 2016 sales commitments and, as of July 31, 2014, have experienced net mark to market gains of approximately $6.9 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2014, we estimate 67% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

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
Midstream operations
We currently own and operate eight salt water disposal wells in and around the Eagle Ford shale in south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and oil/condensate. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where it is injected into underground geologic formations using high-pressure pumps. Our revenue is derived from fees we charge our customers to dispose of salt water at our facilities and crude oil sales from our skimming oil process.
Our gross margin is highly dependent on production activity in the Eagle Ford shale and thus from the volume of salt water delivered to our wells for disposal. We do not attempt to hedge the price of crude oil sales from our skimming activities.
Overview of net earnings (loss) attibutable to Ferrellgas Partners, L.P.

“Net earnings (loss) attributable to Ferrellgas Partners, L.P.” in fiscal 2014 was a net earnings of $33.2 million as compared to $56.4 million in fiscal 2013. This decrease was primarily due to:

•
a $21.2 million loss on extinguishment of debt related to the early extinguishment of all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017 and related interest rate swap termination;

•	a $39.1 million increase in “operating expenses” due primarily to the increase in propane sales volume;

•	a $12.0 million increase in “general and administrative expenses” primarily due to increased non-cash stock based compensation charges;

•	a $6.0 million increase in "Non-cash employee stock ownership plan compensation charge" primarily due to the increase in per share value of Ferrell Companies shares allocated to employees; and

partially offset by the following:

•	a $43.9 million increase in “Gross margin – Propane and other gas liquid sales” due primarily to the increase in propane sales volume;

•	a $8.6 million increase in “Gross margin – Other”; and

•	a $3.9 million decrease in "Loss on disposal of assets".

We have completed our impairment test for the Retail operations and Products reporting units and believe that estimated fair values exceed the carrying values of our reporting units as of January 31, 2014. Goodwill associated with the Midstream operations reporting unit is a result of our acquisition of Sable.

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

Results of Operations

Fiscal Year Ended July 31, 2014 compared to July 31, 2013

			Favorable
(amounts in thousands)			(unfavorable)
Fiscal Year-Ended July 31,	2014	2013	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	651,358	637,923	13,435	2%
Wholesale – Sales to Resellers	295,212	263,447	31,765	12%
	946,570	901,370	45,200	5%
Midstream operations (barrels processed)	2,500	—	2,500	NM

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,392,526	$1,127,748	$264,778	23%
Wholesale – Sales to Resellers	619,710	479,533	140,177	29%
Other Gas Sales (a)	135,107	131,986	3,121	2%
Other	251,082	236,200	14,882	6%
Propane and related equipment revenues	2,398,425	1,975,467	422,958	21%
Midstream operations	7,435	—	7,435	NM
	$2,405,860	$1,975,467	$430,393	22%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$497,508	$476,040	$21,468	5%
Wholesale – Sales to Resellers (a)	193,447	170,966	22,481	13%
Other	94,900	91,744	3,156	3%
Propane and related equipment gross margin	785,855	738,750	47,105	6%
Midstream operations (d)	5,465	—	5,465	NM
	$791,320	$738,750	$52,570	7%

Operating income	$144,414	$147,602	$(3,188)	(2)%

Adjusted EBITDA -
Propane and related equipment	$331,292	$315,486	$15,806	5%
Midstream operations	3,438	—	3,438	NM
Corporate and other	(46,582)	(43,237)	(3,345)	8%
Adjusted EBITDA (c)	$288,148	$272,249	$15,899	6%

Interest expense	$86,502	$89,145	$2,643	3%
Interest expense - operating partnership	70,332	72,974	2,642	4%
Loss on extinguishment of debt	21,202	—	(21,202)	NM
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

c)
Adjusted EBITDA is calculated as net earnings attributable to Ferrellgas Partners, L.P., income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other expense (income), net, litigation accrual and related legal fees associated with a class action lawsuit, change in fair value of contingent consideration and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

d)	Gross margin from Midstream operations represents “Revenues - Midstream operations” less “Cost of product sold – Midstream operations” and does not include depreciation and amortization.

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2014 and 2013, respectively:

(amounts in thousands)	2014	2013
Net earnings attributable to Ferrellgas Partners, L.P.	$33,211	$56,426
Income tax expense	2,516	1,855
Interest expense	86,502	89,145
Depreciation and amortization expense	84,202	83,344
EBITDA	206,431	230,770
Loss on extinguishment of debt	21,202	—
Non-cash employee stock ownership plan compensation charge	21,789	15,769
Non-cash stock and unit-based compensation charge	24,508	13,545
Loss on disposal of assets	6,486	10,421
Other expense (income), net	479	(565)
Change in fair value of contingent consideration	5,000	—
Litigation accrual and related legal fees associated with a class action lawsuit	1,749	1,568
Net earnings attributable to noncontrolling interest	504	741
Adjusted EBITDA	288,148	272,249
Net cash interest expense (a)	(83,686)	(83,495)
Maintenance capital expenditures (b)	(17,673)	(15,070)
Cash paid for taxes	(816)	(550)
Proceeds from asset sales	4,524	9,980
Distributable cash flow attributable to equity investors (c)	190,497	183,114
Distributable cash flow attributable to general partner and non-controlling interest	3,810	3,662
Distributable cash flow attributable to common unitholders (d)	186,687	179,452
Less: Distributions paid	159,316	158,087
Distributable cash flow excess	$27,371	$21,365

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(c)
Management considers distributable cash flow attributable to equity investors a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(d) Management considers distributable cash flow attributable to common unitholders a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to common unitholders may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Propane and related equipment sales

Propane sales volumes during fiscal 2014 increased 5%, or 45.2 million gallons, from that of the prior year period due to 31.8 million of increased gallon sales to wholesale customers and 13.4 million of increased gallons to retail customers.

Weather in the more highly concentrated geographic areas we serve for the twelve months ended July 31, 2014 was approximately 9% colder than that of the prior year period and 4% colder than normal. We believe retail and wholesale customer sales volume increased due to colder weather and heavier than normal propane use for crop drying during an unusually wet harvest season.

 Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas and Conway, Kansas, during fiscal 2014 averaged 29% and 49% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $1.15 and $0.89 per gallon during fiscal 2014 and 2013, respectively, while the wholesale market price at Conway, Kansas averaged $1.22 and $0.82 per gallon during fiscal 2014 and 2013, respectively.

The propane industry experienced significant logistical and infrastructure challenges caused by industry-wide storage and transportation issues during the winter heating season. As a result, wholesale propane prices rose to historic levels in certain geographic areas. Once these issues were resolved, the wholesale cost of propane decreased significantly and dramatically in these geographic locations. During February 2014, the wholesale cost of propane in Conway, Kansas decreased from $2.49 per gallon to $1.16 per gallon. During this period of rapidly decreasing wholesale propane prices our gross margin per gallon sold increased on certain contracted sales volumes to commercial customers.

Revenues

Retail sales increased $264.8 million compared to the prior year period. This increase resulted primarily from a $241.0 million increase in sales price per gallon and $23.8 million of increased sales volumes, both as discussed above.

Wholesale sales increased $140.2 million compared to the prior year period. This increase resulted primarily from $89.8 million of increased sales price per gallon and $50.4 million of increased sales volumes, both as discussed above.

Other gas sales increased $3.1 million compared to the prior year period primarily due to $34.4 million of increased sales price per gallon, offset by $31.3 million of decreased sales volumes.

Gross margin - Propane and other gas liquids sales

Gross margin increased $43.9 million primarily due to a $30.2 million increase in gallon sales and an $13.7 million increase in gross margin per gallon sold nationally, both as discussed above.

Gross margin - Other

Gross margin increased $3.2 million primarily due to $8.2 million of grilling tool and accessory sales gained through acquisitions, partially offset by a $2.2 million decrease in miscellaneous fees billed to customers and a $1.9 million decrease in materials and appliance sales.

Adjusted EBITDA

Adjusted EBITDA increased $15.9 million primarily due to the $43.9 million of increased “Gross margin – Propane and other gas liquid sales” and a $3.2 million increase in Gross margin – Other, both as discussed above, partially offset by a $29.8 million increase in "Operating expense". "Operating expense" increased $17.9 million due to variable delivery costs related to the increase in propane sales volume, as discussed above, and increased operating expenses of $8.1 million related to acquisitions of both grilling tool and accessory operations and propane operations.

Midstream operations - Disposal wells

Our midstream operations began with our May 2014 acquisition of Sable.

Revenues

Our midstream operations segment generated $7.4 million of skimming oil and salt water disposal revenues.

Gross margin

Our midstream operations segment generated $5.5 million of skimming oil and salt water gross margin.

Adjusted EBITDA

Our midstream operations segment Adjusted EBITDA of $3.4 million during fiscal 2014 was due to the $5.5 million of gross margin discussed above, partially offset by $2.1 million of operating expenses.

Corporate & other

The operating loss within "corporate and other" increased by $3.3 million primarily due to an increase of $3.1 million in "General and administrative expense". “General and administrative expense” increased primarily due to a $1.4 million increase in performance-based incentive expenses and $0.9 million in acquisition related costs.

Consolidated

Operating income

"Operating income" decreased $3.2 million compared to the prior year period primarily due to a $39.1 million increase in "Operating expense", a $12.0 million increase in "General and administrative expense" and a $6.0 million increase in "Non-cash employee stock ownership plan compensation charge", partially offset by $43.9 million of increased “Gross margin – Propane and other gas liquid sales”, a $5.5 million increase in Midstream operations gross margin and a $3.2 million increase in Gross margin – Other, each as discussed above.

"Operating expense" increased $17.9 million primarily due to variable delivery costs related to the increase in propane sales volume, $8.1 million due to increased operating expenses related to both acquisitions of grilling tool and accessory operations and propane operations, $2.1 million of operating costs related to our midstream operations, each as discussed above, and a $5.0 million change in the fair value of contingent consideration related to our midstream operations. “General and administrative expense” increased primarily due to $8.0 million of increased non-cash stock based compensation charges, a $1.4 million increase in performance-based incentive expenses and $0.9 million in acquisition related costs.

"Non-cash employee stock ownership plan compensation charge" increased primarily due to the increase in per share value of Ferrell Companies shares allocated to employees during the current year period as compared to the prior year period.

Distributable cash flow to equity investors

Distributable cash flow attributable to equity investors increased from $183.1 million in the prior year to $190.5 million in the current period primarily due to the $15.9 million increase in Adjusted EBITDA in propane and related equipment sales as discussed above. This increase was partially offset by a $5.5 million decrease in proceeds from asset sales due to a one time sale of underutilized assets in the prior year period that was not repeated in the current year period and a $2.6 million increase due to the timing of maintenance capital expenditures.

Interest expense - consolidated

“Interest expense” decreased $2.6 million primarily due to a $1.9 million decrease due to the issuance of new senior debt at lower rates than the debt retired.

Interest expense - operating partnership

“Interest expense” decreased $2.6 million primarily due to a $1.9 million decrease due to the issuance of new senior debt at lower rates than the debt retired.

Loss on extinguishment of debt

During fiscal 2014, we redeemed the outstanding principal amount on our $300.0 million 9.125% fixed rate senior notes due October 1, 2017, incurring a loss on extinguishment of debt of $20.9 million. We incurred an additional $0.3 million loss on extinguishment of debt related to the write-off of capitalized financing costs as a result of amending our secured credit facility.

Fiscal Year Ended July 31, 2013 compared to July 31, 2012

			Favorable
(amounts in thousands)			(unfavorable)
Fiscal year ended July 31,	2013	2012	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	637,923	619,318	18,605	3%
Wholesale – Sales to Resellers	263,447	258,812	4,635	2%
	901,370	878,130	23,240	3%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,127,748	$1,287,485	$(159,737)	(12)%
Wholesale – Sales to Resellers	479,533	557,950	(78,417)	(14)%
Other Gas Sales (a)	131,986	315,510	(183,524)	(58)%
	$1,739,267	$2,160,945	$(421,678)	(20)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$476,040	$400,982	$75,058	19%
Wholesale – Sales to Resellers (a)	170,966	158,077	12,889	8%
	$647,006	$559,059	$87,947	16%

Gross margin - Other	$91,744	$82,824	$8,920	11%
Operating income	147,602	82,980	64,622	78%
Adjusted EBITDA (c)	272,249	193,086	79,163	41%
Interest expense	89,145	93,254	4,109	4%
Interest expense - operating partnership	72,974	77,127	4,153	5%

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

c)
Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, severance charges, litigation accrual and related legal fees associated with a class action lawsuit and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2013 and 2012, respectively:

(amounts in thousands)	2013	2012
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$56,426	$(10,952)
Income tax expense	1,855	1,128
Interest expense	89,145	93,254
Depreciation and amortization expense	83,344	83,841
EBITDA	230,770	167,271
Non-cash employee stock ownership plan compensation charge	15,769	9,440
Non-cash stock and unit-based compensation charge	13,545	8,843
Loss on disposal of assets	10,421	6,035
Other income, net	(565)	(506)
Severance charges	—	1,055
Litigation accrual and related legal fees associated with a class action lawsuit	1,568	892
Net earnings attributable to noncontrolling interest	741	56
Adjusted EBITDA	272,249	193,086
Net cash interest expense (a)	(83,495)	(87,600)
Maintenance capital expenditures (b)	(15,070)	(16,044)
Cash paid for taxes	(550)	(764)
Proceeds from asset sales	9,980	5,742
Distributable cash flow attributable to equity investors (c)	183,114	94,420
Distributable cash flow attributable to general partner and non-controlling interest	3,662	1,888
Distributable cash flow attributable to common unitholders (d)	179,452	92,532
Less: Distributions paid	158,087	154,955
Distributable cash flow excess	$21,365	$(62,423)

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(c)
Management considers distributable cash flow attributable to equity investors a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to equity investors. Distributable cash flow attributable to equity investors, as management defines it, may not be comparable to distributable cash flow attributable to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

(d) Management considers distributable cash flow attributable to equity investors a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow attributable to common unitholders, as management defines it, may not be comparable to distributable cash flow attributable to common unitholders or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow attributable to common unitholders that will not occur on a continuing basis may have associated cash payments. Distributable cash flow attributable to common unitholders may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Propane sales volumes during fiscal 2013 increased 23.2 million gallons from that of the prior year period due to 18.6 million of increased gallon sales to our retail customers and 4.6 million of increased gallon sales to our wholesale customers. We believe wholesale customer sales volume increased due to our emphasis on expanding this portion of our business.

Weather in the more highly concentrated geographic areas we serve was approximately 19% colder than that of the prior year period, which we believe was the primary factor for the increase in retail propane sales volumes during the year.

Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during fiscal 2013 averaged 29% less than the prior year period. The wholesale market price averaged $0.89 and $1.25 per gallon during fiscal 2013 and 2012, respectively. We believe this decrease in the wholesale cost of propane also contributed to the increase in propane sales volumes as customers tend to conserve less, and thus purchase more propane volumes during periods of decreasing propane prices.

The effect of this significant decrease in the average wholesale market price of propane resulted in an increase in our gross margin per gallon. During this period of significantly lower prices, we earned relatively greater gross margin per gallon as our selling price per gallon did not decline at the same rate as the corresponding decline in wholesale propane prices.

Revenues - Propane and other gas liquids sales

Retail sales decreased $159.7 million compared to the prior year period. This decrease resulted primarily from a $198.4 million decrease in sales price per gallon, partially offset by $38.7 million from increased retail propane sales volumes, both as discussed above.

Wholesale sales decreased $78.4 million compared to the prior year period. This decrease resulted primarily from $82.0 million of decreased sales price per gallon, partially offset by $3.6 million of increased sales volumes, both as discussed above.

Other gas sales decreased $183.5 million compared to the prior year period primarily due to a $118.5 million from decreased sales volumes and $65.0 million of decreased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $75.0 million compared to the prior year period. This increase resulted primarily from a $47.5 million increase in gross margin per gallon and a $27.5 million increase in propane sales volumes, both as discussed above.

Wholesale sales gross margin increased $12.9 million compared to the prior year period primarily from an increase in gross margin per gallon, as discussed above.

Gross margin - other

Gross margin - other increased $8.9 million primarily due to $3.9 million of grilling tool and accessory sales gained through acquisitions and a $2.9 million increase in material and appliance sales.

Operating income

Operating income increased $64.6 million compared to the prior year period primarily due to $87.9 million of increased “Gross margin – Propane and other gas liquid sales,” as discussed above, and an $8.9 million increase in “Gross margin – Other,” partially offset by a $10.7 million increase in “Operating expense”, a $10.0 million increase in “General and administrative expense”, a $6.3 million increase in "Non-cash employee stock ownership plan compensation charge" and a $4.4 million increase in "Loss on disposal of assets."

“Operating expense” increased primarily due to $10.0 million in additional variable operating expense resulting from increased gallons sold, $8.3 million in increased performance-based incentive expense and $6.9 million in increased general liability and workers' compensation costs, partially offset by $14.1 million in reduced operating expenses resulting from the successful implementation of our efficiency initiatives and cost cutting projects initiated during the prior year. “General and administrative expense” increased primarily due to $7.3 million in performance based incentive expense, $5.1 million in increased non-cash stock based compensation charges, partially offset by a $2.4 million reduction in personnel and other corporate costs. "Non-cash employee stock ownership plan compensation charge" increased primarily due to an increase in the allocation of Ferrell Companies shares to employees. The increase in "Loss on disposal of assets" was due to the timing of the disposals.

Adjusted EBITDA

Adjusted EBITDA increased $79.2 million compared to the prior year period primarily due to a $87.9 million increase in “Gross margin - Propane and other gas liquids sales” and an $8.9 million increase in “Gross margin – Other,” both as discussed above, partially offset by a $11.1 million increase in “Operating expense” as discussed above and a $4.9 million increase in “General and administrative expense.”

“General and administrative expense” increased primarily due to a $7.3 million increase in performance-based incentive expenses, partially offset by a $2.4 million reduction in personnel and other corporate costs.

Distributable cash flow to equity investors

Distributable cash flow attributable to equity investors increased from $94.4 million in the prior year to $183.1 million in the current year period primarily due to the $79.2 million increase in Adjusted EBITDA as discussed above, a $4.2 million increase in proceeds from asset sales and a $4.1 million decrease in net cash interest expense. The increase in proceeds from asset sales is due to a one time sale of underutilized assets in the current year period that was not repeated in the prior year period. The decrease in net cash interest is primarily due to $2.5 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $1.3 million primarily from reduced rates on our secured credit facility and our accounts receivable securitization facility.

Interest expense - consolidated

Interest expense decreased $4.1 million primarily due to $2.5 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $1.3 million primarily from reduced rates on our secured credit facility and our accounts receivable securitization facility.

Interest expense - operating partnership

Interest expense decreased $4.2 million primarily due to $2.5 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $1.3 million primarily from reduced rates on our secured credit facility and our accounts receivable securitization facility.

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

During September 2014, we entered into an asset purchase agreement to acquire two salt water disposal wells in the Eagle Ford shale region of south Texas from C&E sellers, based in Bryan, Texas. Consideration was paid in cash upon closing with funds borrowed from our secured credit facility. During September 2014, in a non-brokered registered direct offering, which units are subject to certain transfer restrictions, we issued to Ferrell Companies Inc. and the former equity holders of C&E sellers, an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million. We used these proceeds to pay down a portion of the borrowings under our secured credit facility used to fund the acquisition discussed above, as well as other propane and related equipment sales acquisitions completed during fiscal 2014.

During June 2014, we issued an additional $150.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to 104% of par. We used the net proceeds for general corporate purposes, including to repay indebtedness under our secured credit facility and to pay related transaction fees and expenses.

During June 2014, we executed a third amendment to our secured credit facility to better facilitate our strategic focus on further business diversification. Immediately following the amendment, we increased the size of this facility from $500.0 million to $600.0 million providing increased liquidity for future acquisitions. There was no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness. During October 2013, we executed the second amendment to our secured credit facility. This amendment extended the maturity date to October 2018, increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sub-limit which remains at $200.0 million and decreased interest rates by 0.25%.

During May 2014, we entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests in Sable for consideration of $124.7 million, subject to certain purchase price adjustments and contingent consideration. Consideration was paid in cash upon closing and a two year contingent consideration agreement was entered into entitling the sellers to additional cash consideration if the acquired business exceeds certain earnings targets. The acquisition was funded through borrowings from our secured credit facility, and subsequently Sable's ownership group purchased $50.0 million of our common units in a registered direct offering, which units are subject to certain transfer restrictions. With this acquisition we established a new operating and reportable segment referred to as our “Midstream Operations”. With the acquisition of Sable, we have two reportable operating segments: propane and related equipment sales and midstream operations. During May 2014, we entered into an asset purchase agreement to acquire one salt water disposal well, Dietert SWD, based in LaSalle County, Texas.

During November 2013, we issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We applied the net proceeds to redeem all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under our secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the year ended July 31, 2014 to the year ended July 31, 2013 is as follows (in thousands):

	Distributable Cash Flow to equity investors	Changes in cash reserves approved by our General Partner	Cash distributions paid to equity investors	DCF ratio
Year ended July 31, 2014	$190,497	$27,769	$162,728	1.17
Year ended July 31, 2013	183,114	21,642	161,472	1.13
Increase (decrease)	$7,383	$6,127	$1,256	0.04

For the twelve months ended July 31, 2014 distributable cash flow increased $7.4 million as discussed in the "distributable cash flow" section of results of operations above, cash distributions paid increased $1.3 million primarily due to the issuance of 2.2 million common units during fiscal 2014. These changes resulted in an increase in our distribution coverage ratio to 117% for the year ended July 31, 2014 as compared to 113% the year ended July 31, 2013. The changes in cash reserves of $27.8 million and $21.6 million in fiscal 2014 and 2013, respectively, were established to meet future anticipated expenditures.

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

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our propane and related equipment sales segment.

A quarterly distribution of $0.50 was paid on September 12, 2014, to all common units that were outstanding on September 5, 2014. This represents the eightieth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of July 31, 2014, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2015. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of September 2, 2014, these two registrants collectively had $658.0 million available under this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of September 2, 2014, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

Operating Activities

Fiscal 2014 v 2013

Net cash provided by operating activities was $125.7 million for fiscal 2014, compared to net cash provided by operating activities of $210.1 million for fiscal 2013. This decrease in cash provided by operating activities was primarily due to a $86.4 million increase in working capital requirements, partially offset by a $4.1 million improvement in cash flows from operations.

The increase in working capital requirements was due to a $42.2 million increase in accounts receivable resulting primarily from the increase in the wholesale market price of propane as well as the timing of billings and collections on accounts receivable, a $44.6 million increase in inventory from the increase in the wholesale market price of propane as well as the timing of inventory purchases, a $10.1 million increase in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances and a $7.5 million decrease in accrued interest expense due to the timing of interest payments. These increases in working capital requirements were partially offset by a $15.8 million increase in accounts payable from the timing of purchases and disbursements.

The increase in cash flow from operations is primarily due to $43.9 million of increased "Gross margin - Propane and other gas liquid sales", $5.5 million of increased "Gross margin - midstream operations" and a $3.2 million increase in "Gross margin - Other", partially offset by a $31.1 million increase in operating expenses and $14.7 million of make whole and consent payments related to the early extinguishment of all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017, each as discussed above.

Fiscal 2013 v 2012

Net cash provided by operating activities was $210.1 million for fiscal 2013, compared to net cash provided by operating activities of $124.4 million for fiscal 2012. This increase in cash provided by operating activities was primarily due to a $81.5 million improvement in cash flow from operations and a $3.3 million decrease in working capital requirements.

The increase in cash flow from operations is primarily due to a $87.9 million increase in “Gross margin - Propane and other gas liquids sales” and a $8.9 million increase in "Gross margin - Other," partially offset by a combined $16.0 million increase in "Operating expense" and General and administrative expense", each as discussed above

The decrease in working capital requirements was primarily due to a $19.7 million increase from the timing of accounts payable purchases and disbursements, a $14.7 million decrease in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances and a $7.3 million decrease from the timing of inventory purchases. These decreases in working capital requirements were partially offset by $36.4 million increase in accounts receivable resulting from the timing of billings and collections on accounts receivable.

The operating partnership

Fiscal 2014 v 2013

Net cash provided by operating activities was $141.5 million for fiscal 2014, compared to net cash provided by operating activities of $225.9 million for fiscal 2013. This decrease in cash provided by operating activities was primarily due to a $86.4 million increase in working capital requirements, partially offset by a $4.1 million improvement in cash flows from operations.

The increase in working capital requirements was due to a $42.2 million increase in accounts receivable resulting primarily from the increase in the wholesale market price of propane as well as the timing of billings and collections on accounts receivable, a $44.6 million increase in inventory from the increase in the wholesale market price of propane as well as the timing of inventory purchases, a $10.1 million increase in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances and a $7.5 million decrease in accrued interest expense due to the timing of interest payments. These increases in working capital requirements were partially offset by a $15.8 million increase in accounts payable from the timing of purchases and disbursements.

The increase in cash flow from operations is primarily due to $43.9 million of increased "Gross margin - Propane and other gas liquid sales", $5.5 million of increased "Gross margin - midstream operations" and a $3.2 million increase in "Gross margin - Other", partially offset by a $31.3 million increase in operating expenses and $14.7 million of make whole and consent payments related to the early extinguishment of all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017, each as discussed above.

Fiscal 2013 v 2012

Net cash provided by operating activities was $225.9 million for fiscal 2013, compared to net cash provided by operating activities of $140.5 million for fiscal 2012. This increase in cash provided by operating activities was primarily due to a $81.3 million improvement in cash flow from operations and a $3.4 million decrease in working capital requirements.

The increase in cash flow from operations is primarily due to a $87.9 million increase in “Gross margin - Propane and other gas liquids sales” and a $8.9 million increase in "Gross margin - Other," partially offset by a combined $16.0 million increase in "Operating expense" and General and administrative expense", each as discussed above

The decrease in working capital requirements was primarily due to a $19.7 million increase from the timing of accounts payable purchases and disbursements, a $14.6 million decrease in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances and a $7.3 million decrease from the timing of inventory purchases. These decreases in working capital requirements were partially offset by a $36.4 million increase in accounts receivable resulting from the timing of billings and collections on accounts receivable.

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

Fiscal 2014 v 2013

Net cash used in investing activities was $210.1 million for fiscal 2014, compared to net cash used in investing activities of $68.1 million for fiscal 2013. This increase in net cash used in investing activities is primarily due to an increase of $124.8 million in "Business acquisitions, net of cash acquired", a $11.7 million increase in "Capital expenditures" and a $5.5 million decrease in “Proceeds from sale of assets” resulting primarily from the one-time sale of underutilized assets during the prior year period that was not repeated during the current year period.

The increase in "Business acquisitions, net of cash acquired" relates primarily to $124.0 million for the Sable acquisition. The increase in "Capital expenditures" relates primarily to $6.0 million of increased cylinder purchases, $2.6 million due to the timing of maintenance capital expenditures and $1.7 million of midstream operations construction projects.

Due to the mature nature of our propane and related equipment sales operations business, we have not incurred and do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Due to the relatively new nature of our midstream operations business, we may experience significant fluctuations in maintenance capital expenditures as our facilities age and future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Fiscal 2013 v 2012

Net cash used in investing activities was $68.1 million for fiscal 2013, compared to net cash used in investing activities of $53.9 million for fiscal 2012. This increase in net cash used in investing activities is primarily due to increases of $26.8 million in business acquisitions, net of cash acquired, partially offset by a $8.4 million decrease in capital expenditures and an increase of $4.2 million in “Proceeds from assets sales”. The decrease in capital expenditures relates primarily to decreased purchases of propane cylinders in our effort to better utilize existing assets. The increase in proceeds from assets sales relates primarily to a one-time sale of underutilized real estate assets.

Financing Activities

Fiscal 2014 v 2013

Net cash provided by financing activities was $86.4 million for fiscal 2014, compared to net cash used in financing activities of $143.8 million for fiscal 2013. This increase in net cash provided by financing activities was primarily due to net increase in long-term borrowings of $126.1 million, an increase in secured credit facility and accounts receivable securitization facility short-term borrowings of $66.1 million and $50.0 million of proceeds from issuance of common units. These increases in cash were used primarily to fund our $124.0 million acquisition of Sable and the $84.5 million decrease in cash flows from operating activities as discussed above. These increases were partially offset by an $11.5 million increase in "Cash paid for financing costs".

Fiscal 2013 v 2012

Net cash used in financing activities was $143.8 million for fiscal 2013, compared to net cash used in financing activities of $69.4 million for fiscal 2011. This increase in net cash used in financing activities was primarily due to a $81.5 million net decrease in the short term portion of our secured credit facility and accounts receivable securitization facility borrowings, both of which are a result of improved cash flows from operating activities. A $57.6 million net increase in proceeds from long-term borrowings was somewhat offset by a $50.0 million decrease in proceeds from equity offerings.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $162.7 million during fiscal 2014 in connection with the distributions declared for the three months ended July 31, 2013, October 31, 2013, January 31, 2014 and April 30, 2014. The quarterly distribution on all common units and the related general partner distribution for the three months ended July 31, 2014 of $41.8 million was paid on September 12, 2014 to holders of record on September 5, 2014.

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $159.7 million during fiscal 2013 in connection with the distributions declared for the three months ended July 31, 2012, October 31, 2012, January 31, 2013 and April 30, 2013.

Secured credit facility

During June 2014, we executed a third amendment to our secured credit facility to better facilitate our strategic focus on further business diversification. Immediately following the amendment, we increased the size of this facility from $500.0 million to $600.0 million providing increased liquidity for future acquisitions. There was no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness. During October 2013, we executed the second amendment to our secured credit facility. This amendment extended the maturity date to October 2018, increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remained at $200.0 million and decreased interest rates by 0.25%.

As of July 31, 2014, we had total borrowings outstanding under our secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt. Additionally, Ferrellgas had $350.4 million of available borrowing capacity under our secured credit facility as of July 31, 2014.

Borrowings outstanding at July 31, 2014 under the secured credit facility had a weighted average interest rate of 3.4%. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of July 31, 2014, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2014, the one-month and three-month Eurodollar Rates were 0.17% and 0.24%, respectively.

In addition, an annual commitment fee is payable at a per annum rate range from 0.35% to 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

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

Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and to a lesser extent product purchases. At July 31, 2014, we had available letter of credit remaining capacity of $143.7 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of July 31, 2014, the rate was 2.25%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility increased $1.0 million. We received net funding of $9.0 million from this facility during fiscal 2014 as compared to receiving net funding of $8.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. During January 2012, we executed our accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This accounts receivable securitization facility has $225.0 million of capacity, matures on January 19, 2017 and replaced the previous 364-day facility which was to expire on April 4, 2013. This agreement allows for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on available undivided interests in our accounts receivable from certain customers. Borrowings on the accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20%, lower than our previous facility. As of July 31, 2014, we had received cash proceeds of $91.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of July 31, 2014, the weighted average interest rate was 2.1%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

During September 2014, in a non-brokered registered direct offering which units are subject to certain transfer restrictions, we issued to Ferrell Companies Inc. and the former equity holders of the C&E sellers, an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million. We used these proceeds to pay down a portion of the borrowings under our secured credit facility that funded the C&E acquisition and other propane and related equipment sales acquisitions completed during fiscal 2014.

During May 2014, subsequent to the Sable acquisition, Sable's ownership group purchased $50.0 million of common units in a registered direct offering, which units are subject to certain transfer restrictions. We used these proceeds to pay down a portion of the borrowings under our secured credit facility that funded the Sable acquisition.

During fiscal 2014, Ferrellgas Partners issued 0.1 million common units for $1.5 million in connection with acquisitions.

During fiscal 2014 and 2013, Ferrellgas Partners issued $0.6 million and $0.9 million of common units, respectively, pursuant to its unit option plan.

During fiscal 2012, in a non-brokered registered direct offering, we issued to Ferrell Companies 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under our secured credit facility.

During fiscal 2012, we entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.5 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under our secured credit facility.

Debt issuances and repayments

During August 2014, the operating partnership completed an offer to exchange $475.0 million principal amount of its 6.75% senior notes due 2022, which were registered under the Securities Act of 1933, as amended, for a like principal amount of its outstanding and unregistered 6.75% senior notes due 2022, the principal amount of $325.0 million of which were issued on November 4, 2013, and the principal amount of $150.0 million of which were issued on June 13, 2014, each in a private placement.

During June 2014, we issued an additional $150.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to 104% of par. We used the net proceeds for general corporate purposes, including to repay indebtedness under its secured credit facility and to pay related transaction fees and expenses.

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

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements in fiscal 2015. See “Accounts Receivable Securitization” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

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

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to common unit issuances and distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $178.4 million and $177.2 million during fiscal 2014 and 2013, respectively. The operating partnership paid cash distributions of $42.2 million on September 12, 2014.

Contributions received by the operating partnership

During September 2014, the operating partnership received cash contributions of $42.2 million from Ferrellgas Partners pursuant to a registered direct offering as discussed above and a related $0.4 million from the general partner. The proceeds were used to pay down outstanding indebtedness under the secured credit facility that funded the C&E acquisition and other propane and related equipment sales acquisitions completed during fiscal 2014.

During fiscal 2014, the operating partnership received cash contributions of $51.1 million and $0.5 million from Ferrellgas Partners and the general partner, respectively. The proceeds were used to reduce outstanding indebtedness under the secured credit facility that funded the Sable acquisition. During fiscal 2014, the operating partnership received asset contributions from Ferrellgas Partners of $1.5 million in connection with other propane and related equipment acquisitions. The general partner made cash contributions of $0.5 million and non-cash contributions of $0.5 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

During fiscal 2013, the operating partnership received cash contributions of $0.8 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under the secured credit facility. The general partner made cash contributions of $9 thousand and non-cash contributions of $0.3 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $248.8 million for fiscal 2014, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions paid during the year ended (in thousands)
	July 31, 2014	July 31, 2014
Ferrell Companies (1)	21,469,664	$42,939
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,358,475	8,717

(1)
Ferrell Companies is the sole shareholder of our general partner. During September 2014, we completed a non-brokered registered direct offering to Ferrell Companies of 1.1 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under our secured credit facility.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman of the Board of Directors of our general partner.

During fiscal 2014, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.4 million.

On September 12, 2014, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $11.3 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During fiscal 2012, we completed a non-brokered registered direct offering to Ferrell Companies of 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2014:

	Payment or settlement due by fiscal year
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt, including current portion (1)	$3,623	$3,523	$3,186	$1,704	$124,855	$1,157,856	$1,294,747
Fixed rate interest obligations (2)	80,260	80,260	80,260	80,260	80,260	160,854	562,154
Operating lease obligations (3)	31,635	26,182	21,120	16,456	11,798	11,884	119,075
Operating lease buyouts (4)	1,448	2,054	1,509	2,746	2,893	6,649	17,299
Purchase obligations: (5)
Product purchase commitments: (6)
Estimated payment obligations	152,847	5,150		—	—	—	157,997
Employment agreements (7)	—	—	—	—	—	1,088	1,088
Contingent consideration (8)	1,000	5,400	—	—	—	—	6,400
Total	$270,813	$122,569	$106,075	$101,166	$219,806	$1,338,331	$2,158,760
Underlying product purchase volume commitments (in gallons) (6)	145,377	5,040		—	—	—	150,417

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

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2014, variable rate interest on our outstanding balance of long-term variable rate debt of $123.8 million would be $4.2 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

(6)
We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2014 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)	We have an incentive bonus payable to James E. Ferrell of $1.1 million upon his termination as Chairman of the Board of Directors of our General Partner.

(8)	We have a contingent consideration obligation for the Sable acquisition that is based upon our estimate of the amount and likelihood that certain targeted EBITDA metrics will be met and exceeded.

Other than contingent consideration, the components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt, including current portion (1)	$3,623	$3,523	$3,186	$1,704	$124,855	$975,856	$1,112,747
Fixed rate interest obligations (2)	$64,563	$64,563	$64,563	$64,563	$64,563	$145,154	$467,969

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

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2014, variable rate interest on our outstanding balance of long-term variable rate debt of $123.8 million would be $4.2 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

Other than contingent consideration, the components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

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

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $5.1 million as of July 31, 2014. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of a recently issued accounting pronouncement that we have not yet adopted as of July 31, 2014.

Title of Guidance	Effective Date
Accounting Standard Update No. 2014-09 "Revenue from Contracts with Customers"	Fiscal years, and interim reporting periods within those years, beginning after December 15, 2016
Accounting Standard Update No. 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"	Effective in the first quarter of 2015 for public companies with calendar year ends

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

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to depreciable lives in fiscal 2014, 2013 or 2012.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2014, 2013 or 2012.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, permits, favorable lease arrangements as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2014, 2013 or 2012, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

Our recorded intangible assets primarily include the estimated value assigned to certain customer-related and contract-based assets representing the rights we own arising from the acquisition of propane distribution companies, midstream operations companies and related contractual agreements. A customer-related or contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. We believe that trademarks and trade names have an indefinite useful life due to our intention to utilize all acquired trademarks and trade names. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the entity, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (5) the effects of obsolescence, demand, competition, and other economic factors and (6) the level of maintenance required to obtain the expected future cash flows.

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2014, 2013 or 2012, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

We did not recognize any impairment losses related to our intangible assets during fiscal 2014, 2013 or 2012. For additional information regarding our intangible assets, see Note B - Summary of significant accounting policies - and Note G - Goodwill and intangible assets, net - to our consolidated financial statements.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2014. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.” We do not conduct any risk management activities related to our midstream operations.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2014 and 2013, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $1.9 million and $10.3 million as of July 31, 2014 and 2013, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective.

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

Interest Rate Risk

At July 31, 2014, we had $284.3 million, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.8 million for fiscal 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We have the following interest rate swaps outstanding as of July 31, 2014, all of which are designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of three years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $1.4 million in fiscal 2015. There would be no effect on cash flows during 2015 due to a hypothetical change in interest rates on the $175.0 million swap because its forward start date is August 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus, actual results may differ.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note Q – Quarterly data (unaudited) – to Ferrellgas Partners, L.P. and Subsidiaries consolidated financial statements and Note P - Quarterly data (unaudited) to Ferrellgas L.P. and Subsidiaries consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.     CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective.

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2014, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 1992 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2014.

On May 1, 2014, we acquired Sable. We acknowledge that we are responsible for establishing and maintaining a system of internal controls over financial reporting for Sable. We are in the process of integrating Sable, and we therefore excluded Sable from our July 31, 2014 assessment of the effectiveness of internal control over financial reporting. The operations excluded from our evaluation represent 8.7% of our total assets at July 31, 2014, 0.3% of our total revenues for the year ended July 31, 2014. The impact of the acquisition of Sable has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, as of July 31, 2014, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the most recent fiscal quarter ended July 31, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.
We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2014, based on criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting ("Management’s Report"). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include internal control over financial reporting of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, “Sable”), a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 8.7 and 0.3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2014. As indicated in Management’s Report, Sable was acquired on May 1, 2014, and therefore, management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Sable.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended July 31, 2014, and our report dated September 29, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 29, 2014

ITEM 9B.     OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 29, 2014. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	74	1984	2000	Chairman of the Board of Directors

Stephen L. Wambold	46	2009	2005	Chief Executive Officer and President, Director

J. Ryan VanWinkle	41	N/A	2008	Executive Vice President and Chief Financial Officer; President, Midstream Operations; Treasurer

Tod D. Brown	51	N/A	2006	Executive Vice President, Ferrellgas, Inc. and President, Blue Rhino

Boyd H. McGathey	55	N/A	2013	Executive Vice President and Chief Operating Officer

Pamela A. Breuckmann	38	2013	N/A	Director

Daniel G. Kaye	60	2012	N/A	Director

A. Andrew Levison	58	1994	N/A	Director

John R. Lowden	57	2003	N/A	Director

Michael F. Morrissey	72	1999	N/A	Director

David L. Starling	65	2014	N/A	Director

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

J. Ryan VanWinkle – Mr. VanWinkle joined our general partner in 1999. Since that time he has held various positions until being named Chief Financial Officer, Vice President of Corporate Development and Treasurer in 2008. Mr. VanWinkle currently serves as Executive Vice President, Chief Financial Officer, Treasurer and President of Midstream Operations. Mr. VanWinkle also serves as a member of the Board of Directors for the Children’s Center for the Visually Impaired and the Truman Medical Center Charitable Foundation, each in Kansas City, Missouri and for the Employee-Owned S Corporations of America. Mr. VanWinkle obtained his Bachelor of Science degree in Accounting from the University of Missouri – Kansas City.

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

Boyd H. McGathey - Mr. McGathey joined our general partner as Senior Vice President of Operations in 2011 and became Executive Vice President and Chief Operating Officer in 2013. Prior to that, Mr. McGathey served as the West Division President of Inergy, L.P. from January 2010 to March 2011 as well as Partner and Chief Operating Officer of Liberty Propane from March 2005 to December 2009. Mr. McGathey serves on the Board of Directors of International Young Gassers Association, Kansas City Metropolitan Crime Commission, Kansas City Crime Stoppers and Surviving Spouse and Family Endowment Fund.

Pamela A. Breuckmann - Ms. Breuckmann was elected to the Board of Directors in September 2013. Since 2011, Ms. Breuckmann has served as the President of Ferrell Capital, Inc.  Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, she is the President and Chief Operating Officer of Samson Capital Management, LLC.  This SEC registered investment advisory business specializes in managing Master Limited Partnership securities for investors.  The blend of Ms. Breuckmann's investment experience, accounting background and finance roles give her a unique perspective that serves the Board well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP.  Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting.  She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.  Ms. Breuckmann currently serves on the board of a local not-for-profit, Women's Employment Network.

Daniel G. Kaye  – Mr. Kaye joined the Board of Directors during August 2012, as Chairman of the Corporate Governance and Nominating Committee and a member of the Audit Committee. Mr. Kaye served as Senior Vice President and Chief Financial Officer for HealthEast Care System from January 2013 to May 2014 where he directed all financial and treasury matters for this billion dollar revenue hospital and clinic system based in St. Paul, Minnesota.  He is also the recently (2012) retired Ernst & Young Midwest Managing Partner of Assurance in Chicago, where he was responsible for more than 1,600 professionals in 10 offices serving 12 states. Mr. Kaye enjoyed a track record of increasing leadership and responsibilities over his 35-year career at Ernst & Young which included serving as the New England Area Managing Partner and an audit partner for 25 years. He has served on the Board of Directors of several not-for-profit organizations including the United Way of Metropolitan Chicago, the United Way of Massachusetts Bay, Catholic Charities, Junior Achievement and the The Greater Boston Chamber of Commerce. Mr. Kaye is a National Association of Corporate Directors (NACD) Governance Fellow. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive study for corporate directors. Mr. Kaye has been a Certified Public Accountant since 1978 with a Bachelor of Science degree in Accounting from the University of Wisconsin-Madison. We consider Mr. Kaye to be a financial and accounting expert.

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

John R. Lowden – Mr. Lowden was appointed to the Board of Directors in 2003 and chairs the Board’s Compensation Committee and serves on the Board’s Audit Committee. Since 2001, Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of World Dryer Corporation and Metpar Industries, Inc. and serves on the Board of Trustees of Wake Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

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

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee and serves on the Board’s Compensation Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. For the past five years Mr. Morrissey has served as a board member on the boards of directors of various companies, and currently serves on the Board of Directors and its Compensation Committee and as Audit Committee Chairman of Westar Energy, Inc. (since 2003), serves on the Board of Directors and its Compensation Committee and as Audit Committee Chairman of Waddell & Reed Financial, Inc. (since 2010), and the boards of several private companies and not-for-profit organizations.

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

David L. Starling  - Mr. Starling was elected to the Board of Directors in February 2014 and serves on the Board’s Corporate Governance and Nominating Committee. Mr. Starling has served as President and Chief Executive Officer of Kansas City Southern (KCS) since August 2010. Mr. Starling has been a director of KCS since May, 2010. He served as President and Chief Operating Officer of KCS from July 2008 through August 2010. Mr. Starling has also served as a Director, President and Chief Executive Officer of The Kansas City Southern Railway Company since July 2008. He has also served as Vice Chairman of the Board of Directors of Kansas City Southern de Mexico since September 2009. Mr. Starling has served as Vice Chairman of the Board of Directors of Panama Canal Railway Company and Panarail since July 2008. Prior to joining KCS, Mr. Starling served as President and Director General of Panama Canal Railway Company from 1999 through June 2008. Mr. Starling brings to the board substantial expertise in the North American rail industry and in intermodal and global shipping logistics. His experience in Latin America, North America and Asia has helped to expand KCS’ marketing and growth opportunities and his 30 years of operating experience helped navigate the company through the economic downturn and established longterm, sustainable operating efficiencies.

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

Additionally, the Board has affirmatively determined that Mr. Levison, Mr. Lowden, Mr. Morrissey, Mr. Kaye and Mr. Starling, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these five non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. The last CEO certification to the NYSE was submitted on October 22, 2013.

Audit Committee

The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Lowden and Kaye. Mr. Morrissey is the Chairman of the Audit Committee.  Mr. Morrissey and Mr. Kaye each have been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the NYSE and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE. The Board has determined that all of the members of the Audit Committee are “independent” as described under the relevant standards.

The Audit Committee charter requires the Audit Committee to pre-approve all engagements with any independent registered public accounting firm, including all engagements regarding the audit of the financial statements of each of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas Finance Corp. and all permissible non-audit engagements with the independent registered public accounting firm. The Audit Committee charter is available on the company's website.

Limitation on Directors Participating on Audit Committees

The Board has adopted a policy limiting the number of public-company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public-company audit committees, he or she must first obtain the written permission of the Board.

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, comprised of Messrs. Kaye, Levison and Starling. Mr. Kaye is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter is available on the company's website.

Compensation Committee

The Board has a designated Compensation Committee, comprised of Messrs. Lowden, Morrissey and Levison. Mr. Lowden is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisors as it deems necessary or appropriate. The Compensation Committee charter is available on the company's website.

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

Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2014 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Committee Report

As of September 25, 2014, the Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:
John R. Lowden
A. Andrew Levison
Michael F. Morrissey

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Lowden, Morrissey and Levison. None of the members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2014. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for Fiscal 2014. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Ferrellgas Partners.

Compensation Discussion and Analysis

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2014, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2014, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2014 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2014 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

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

Role of Management, Compensation Consultant and Compensation Peer Group

Stephen L. Wambold, with the assistance of J. Ryan VanWinkle, formulates preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes market compensation survey data provided by the consulting firm Mercer Human Resources Consulting (“Mercer”) which is used to create salary range benchmarks for each NEO's compensation. Mercer was engaged by the Compensation Committee, provided no significant other services for us and there were no conflicts of interest presented by the work performed. The compensation survey data provided by Mercer included data from the 16 peer group companies identified below.

We use a peer group of companies in setting compensation levels, determining awards under our option plans and setting director compensation levels. The companies included in this peer group are determined (with the assistance of Mercer) based on the following factors:

•	companies in our industry or related industries (oil and gas, gas utilities, master limited partnerships);

•	companies identified as our peer group of competitors;

•	companies with similar total sales;

•	companies with similar net income; and

•	companies with similar market value.

For purposes of setting compensation for our fiscal year ended July 31, 2014, the companies included in our compensation peer group were as follows:

•	Targa Resources Partners, L.P.

•	Suburban Propane Partners, L.P.

•	Enbridge Energy Partners, L.P.

•	Laclede Group Inc.

•	Genesis Energy, L.P.

•	WGL Holdings Inc.

•	UGI Corp.

•	Star Gas Partners, L.P.

•	Atmos Energy Corp., L.P.

•	Inergy L.P.

•	New Jersey Resources Corp.

•	Regency Energy Partners, L.P.

•	Amerigas Partners, L.P.

•	Alliance Resource Partners, L.P.

•	Copano Energy LLC

•	Northern Tier Energy, L.P.

Components of Named Executive Officer Compensation

During fiscal 2014, elements of compensation for our NEOs consisted of the following:

•	base salary;

•	non-equity incentive plan;

•	discretionary bonus;

•	stock based and unit option plans;

•	employee stock ownership plan ("ESOP");

•	deferred compensation plans; and

•	employment and change-in-control agreements.

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

	Low Point	High Point
Chief Executive Officer	$431,000	$736,000
Chief Operating Officer	362,000	512,000
Chief Financial Officer	287,000	369,000
Top Division Executive	303,000	363,000

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of salary paid to each NEO during fiscal year 2014 is displayed in the “Salary” column of the Summary Compensation Table.

Non-Equity Incentive Plan

The Board of Directors has approved each NEO's participation in the general partner’s Corporate Incentive Plan. The purpose of this plan is to provide an incentive for NEOs to meet or exceed annual profitability targets that are consistent with the company’s overall long term strategy to increase unitholder value. Our Board of Directors utilizes data from our compensation peer group to assist in assigning an appropriate incentive target for each NEO. The amount of the corporate incentive plan payment made to each NEO for fiscal 2014 is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

This plan awards a cash payment to the NEO if incentive distributable cash flow (“incentive DCF”) targets are achieved for the fiscal year. Incentive DCF has been selected in order to align performance measures for NEOs with how our investors evaluate our performance. Each NEO’s incentive target is computed as a percentage of his base salary. Due to his decision to retire as Executive Chairman of our General Partner in September 2013, James E. Ferrell was not eligible for participation in this plan. For fiscal 2014 the target percentage for each NEO was as follows:

Named Executive Officer	% of Salary Incentive Target
Stephen L. Wambold	100%
J. Ryan VanWinkle	100%
Tod D. Brown	100%
Boyd H. McGathey	100%

Awards under the plan are based on a calculation of incentive DCF as reconciled to "Net income attributable to Ferrellgas Partners, L.P." below. Total company actual incentive DCF as a percentage of total company target incentive DCF will result in incentive target potential payouts as provided in the table below. No payout is made if actual incentive DCF is less than 100% of targeted incentive DCF.

Percent of Planned Incentive DCF Achieved	Incentive Target Potential
100%	100%
105%	125%
110% and above	150%

For fiscal 2014, the percent of targeted total company incentive DCF achieved was 105%. According to the Non-Equity incentive plan, the incentive target payout was equal to 125% of the NEO's base salary. The amount of corporate incentive plan payouts for Stephen L. Wambold, Boyd H. McGathey, J. Ryan VanWinkle and Tod D. Brown are listed in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table. For Incentive Plan purposes, total company actual incentive DCF was computed as follows:

(in thousands)
Net income attributable to Ferrellgas Partners, L.P.	$33,211
Add (subtract):
Income tax expense	2,516
Interest expense	86,502
Depreciation and amortization expense	84,202
Loss on extinguishment of debt	21,202
Non-cash employee stock ownership plan compensation charge	21,789
Non-cash stock and unit-based compensation charge	24,508
Loss on disposal of assets	6,486
Other expense, net	479
Change in fair value of contingent consideration	5,000
Litigation accrual and related legal fees associated with a class action lawsuit	1,749
Net earnings attributable to noncontrolling interest	504
Discretionary bonuses	750
Midstream operations adjusted EBITDA	(3,437)
Midstream operations maintenance capital expenditures	181
Maintenance capital expenditures	(17,673)
Incentive DCF	$267,969

Discretionary Bonus

Stephen L. Wambold has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that Stephen L. Wambold believes exceeded expectations in operational or strategic objectives during the last fiscal year. The amount of discretionary bonus paid to each NEO for fiscal 2014 is displayed in the “Bonus” column of the Summary Compensation Table.

Based on improvements in incentive DCF and their work involving our recent diversification into midstream operations, the Compensation Committee decided to award the NEO's additional discretionary bonuses as follows:

Discretionary bonus
Named executive officer	($)
Stephen L. Wambold	300,000
J. Ryan VanWinkle	250,000
Tod D. Brown	100,000
Boyd H. McGathey	100,000

Stock-based and Unit Option Plans

We have two equity-based incentive plans available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” and the “Ferrellgas Unit Option Plan.” The amount of compensation cost related to these plans incurred for each NEO during fiscal 2014 is displayed in the “Option Awards” column of the Summary Compensation Table.

Ferrell Companies Incentive Compensation Plan (“ICP”) – The Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance.

Options are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the Employee Stock Ownership Plan. All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes Stephen L. Wambold and J. Ryan VanWinkle. Awards granted to NEOs must also be approved by the Compensation Committee. To assist the ICP Option Committee and the Compensation Committee in determining the quantity of awards to grant to a NEO, J. Ryan VanWinkle utilizes data from our compensation peer group to create recommended ranges of current year ICP award grants by executive position. Utilizing the peer group data, the Compensation Committee approved stock option awards under the ICP to NEOs in fiscal 2014 taking into account each NEO’s responsibilities, performance and respective holdings of such ICP awards previously granted by the committee to ensure the appropriate level of equity as a component of the NEO’s total compensation package.

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

This plan is authorized to issue options in common units to employees of the general partner or its affiliates. The Board of Directors of the general partner in its sole discretion administers the authorization of grants and sets the unit option price and vesting terms. The options currently outstanding vest over a one to five year period and expire on the tenth anniversary date of the grant.

During fiscal 2014, no new awards were granted to any NEOs under the UOP.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2014 is included in the “All Other Compensation” column of the Summary Compensation Table.

Twice per year and in accordance with the ESOP, each NEO’s ESOP account receives an allocation of Ferrell Companies shares. This allocation, as determined by the ESOP, is based on the following:  a) the percentage of the NEO’s base salary, discretionary bonus, and corporate incentive plan payment made during the period, subject to certain limitations under Section 415 of the Internal Revenue Code, and b) shares owned from previous allocations. NEOs vest in their account balances as follows:

Number of Completed Years of Service	Vested Percent
Less than 3 years	—%
3 years	20%
4 years	40%
5 years	60%
6 years	80%
7 years or more	100%

NEOs are entitled to receive a distribution for the vested portion of their accounts at specified times in accordance with the ESOP for normal or late retirement, disability, death, resignation, or dismissal.

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a nonqualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2014 is included in the “All Other Compensation” column of the Summary Compensation Table.

Defined Contribution Profit Sharing Plan (“401(k) Plan”) – The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both employee contributions and employer matching contributions. All employees including NEOs, that are not part of a collective bargaining agreement, or any of its direct or indirect wholly-owned subsidiaries are eligible to participate in this plan. This plan has a 401(k) feature allowing all eligible employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to this plan. This plan provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to this plan.

Our contributions to the profit sharing portion of this plan are discretionary and no profit sharing contributions were made to this plan for fiscal 2014. However, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 6% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined. Employee contributions are 100% vested, while the company’s matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by this plan.

Supplemental Savings Plan (“SSP”) – The Ferrell Companies, Inc. Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that such employees would have received under the terms of the 401(k) feature of the 401(k) Plan (see above) based on such members' deferral elections thereunder, but which could not be provided under the 401(k) feature of the 401(k) Plan due to the application of certain “Highly Compensated Employee” IRS rules and regulations.

This non-qualified plan is available to all employees who have been designated as “Highly Compensated” as defined in the Internal Revenue Code. NEOs are allowed to make, subject to Internal Revenue Code limitations, pre-tax contributions to the SSP of up to 25% of their eligible compensation. We provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the 401(k) Plan (see above) combined. Employee contributions are 100% vested, while our matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by the SSP.

Employment and Change-in-Control Agreements

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into an Employment, Confidentiality and Non-compete agreement and a Change in Control agreement with James E. Ferrell with respect to his role as Chairman of the Board of Directors. The purpose for entering into these agreements is to secure James E. Ferrell’s employment and protect the confidentiality of our proprietary information.

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into Employment Agreements with each of our NEOs other than James E. Ferrell. The purpose for entering into these agreements is to (i) encourage and motivate NEOs to remain employed and focused on the business during a potential change in control, (ii)

motivate NEOs to make business decisions that are in the best interest of the company, (iii) ensure that NEOs conduct appropriate due diligence and effectively integrate companies in the event of an acquisition, and (iv) secure the long-term employment of the NEO. The initial term of these agreements ended on December 31, 2012 for Messrs. Wambold, VanWinkle and Brown. The initial term of Mr. McGathey's agreement ends on December 31, 2016. Thereafter, each agreement automatically renews for successive 12-month periods, unless one party to the agreement provides notice of non-renewal to the other at least 180 days before the last day of then current agreement term.

The specific terms of these agreements are described under “Other Potential Post-Employment Payments” below.

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our NEOs:

		Salary		Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
					(1)		(4)
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)

Stephen L. Wambold	2014	700,000		300,000	1,998,240	875,000	27,989	3,901,229
Chief Executive Officer and President	2013	700,000		175,000	334,433	700,000	41,082	1,950,515
	2012	668,594		—	1,658,594	—	24,673	2,351,861

J. Ryan VanWinkle	2014	400,000		250,000	1,279,741	500,000	49,439	2,479,180
Executive Vice President and Chief Financial Officer;	2013	400,000		100,000	179,450	400,000	49,476	1,128,926
President, Midstream Operations; Treasurer	2012	334,297		—	982,194	—	43,367	1,359,858

James E. Ferrell	2014	228,846	(3)	—	722,088	—	48,862	999,796
Chairman of the Board of Directors	2013	500,000	(2)	—	401,803	275,000	10,356	1,187,159
	2012	477,567	(2)	—	619,800	—	15,140	1,112,507

Tod D. Brown	2014	400,000		100,000	1,111,928	500,000	57,693	2,169,621
Executive Vice President, Ferrellgas and President, Blue Rhino	2013	369,126		100,000	261,278	400,000	45,644	1,176,048
	2012	350,015		—	927,158	—	41,640	1,318,813

Boyd H. McGathey	2014	400,000		100,000	580,850	500,000	49,120	1,629,970
Executive Vice President and Chief Operating Officer	2013	357,308		100,000	1,117,184	400,000	32,103	2,006,595

(1)
See Note B – Summary of significant accounting policies (17) Stock based and unit-option plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Included in this amount is $120,000 of compensation for James E. Ferrell’s role as Chairman of the Board of Directors.

(3)	Included in this amount is $150,000 of compensation for James E. Ferrell’s role as Chairman of the Board of Directors. Mr. Ferrell resigned his role as Executive Chairman effective September 26, 2013.

(4)	All Other Compensation consisted of the following:

		ESOP Allocations	401(k) Plan Match	SSP Match	Other		Total All Other Compensation
Name	Year	($)	($)	($)	($)		($)
Stephen L. Wambold	2014	16,324	3,535	8,130	—		27,989
	2013	18,353	2,417	5,496	14,816	(5)	41,082
	2012	11,603	8,703	4,367	—		24,673

J. Ryan VanWinkle	2014	16,324	5,873	4,391	22,851	(7)	49,439
	2013	18,353	2,925	7,857	20,341	(11)	49,476
	2012	11,603	4,845	6,700	20,219	(6)	43,367

James E. Ferrell	2014	—	(733)	796	48,799	(8)	48,862
	2013	—	2,513	7,843	—		10,356
	2012	—	10,774	4,366	—		15,140

Tod D. Brown	2014	16,324	8,692	3,977	28,700	(10)	57,693
	2013	18,353	6,547	—	20,744	(12)	45,644
	2012	11,603	10,443	3,097	16,497	(9)	41,640

Boyd H. McGathey	2014	16,324	3,643	8,130	21,023	(13)	49,120
	2013	18,353	12,250	1,500	—		32,103

(5)	This amount primarily includes $10,500 for car allowance and $3,691 for payment of personal financial, tax or legal advice.

(6)	This amount includes $12,000 for car allowance, $7,719 for payment of personal financial, tax or legal advice and a $500 gift card.

(7)	This amount includes $18,000 for car allowance, $3,859 for payment of personal financial, tax or legal advice and $992 for personal use of company membership.

(8)
This amount includes $38,461 for unused vacation in connection with Mr. Ferrell's resignation as Executive Chairman effective September 26, 2013, $5,216 for personal travel of spouse and $5,122 for payment of medical benefits.

(9)	This amount includes $12,000 for car allowance, $3,997 for payment of personal financial, tax or legal advice and a $500 gift card.

(10)	This amount includes $18,000 for car allowance, $7,517 for payment of personal financial, tax or legal advice and $3,183 for a service award.

(11)	This amount primarily includes $18,000 for car allowance and $1,715 for payment of personal financial, tax or legal advice.

(12)	This amount primarily includes $18,000 for car allowance and $2,183 for payment of personal financial, tax or legal advice.

(13)	This amount includes $18,000 for car allowance and $3,023 for payment of personal financial, tax or legal advice.

Grants of Plan-Based Awards

The following table lists information on our general partner’s NEOs grants of plan based awards during the fiscal year ended July 31, 2014:

			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Award
Name		Grant Date	(#)	($/Share)	($)
Stephen L. Wambold	(1)	10/31/2013	446,250	24.65	298,988
	(2)	10/31/2013	266,680	24.65	426,688
	(3)	10/31/2013	354,270	24.65	680,198
	(1)	4/30/2014	446,250	28.70	490,875
	(2)	4/30/2014	43,560	28.70	99,317
	(3)	4/30/2014	720	28.70	2,174

J. Ryan VanWinkle	(1)	10/31/2013	337,500	24.65	226,125
	(2)	10/31/2013	166,675	24.65	266,680
	(3)	10/31/2013	175,955	24.65	337,834
	(1)	4/30/2014	337,500	28.70	371,250
	(2)	4/30/2014	27,225	28.70	62,073
	(3)	4/30/2014	5,225	28.70	15,779

James E. Ferrell	(1)	10/31/2013	300,000	24.65	201,000
	(3)	10/31/2013	271,400	24.65	521,088

Tod D. Brown	(1)	10/31/2013	280,000	24.65	187,600
	(2)	10/31/2013	109,989	24.65	175,982
	(3)	10/31/2013	188,800	24.65	362,496
	(1)	4/30/2014	280,000	28.70	308,000
	(2)	4/30/2014	17,985	28.70	41,006
	(3)	4/30/2014	12,200	28.70	36,844

Boyd H. McGathey	(1)	10/31/2013	125,000	24.65	83,750
	(3)	10/31/2013	50,000	24.65	96,000
	(1)	4/30/2014	125,000	28.70	137,500
	(2)	4/30/2014	82,500	28.70	188,100
	(3)	4/30/2014	25,000	28.70	75,500

(1)	Grant vests immediately and expires in ten years.

(2)	Grant vests ratably over three years and expires in ten years.

(3)	Grant vests ratably over five years and expires in ten years.

During fiscal 2014 there were no options awarded to our NEOs under the Ferrellgas Unit Option Plan.

Outstanding Equity Awards at Fiscal Year End

The following table lists information concerning our NEOs' outstanding equity awards under the Ferrell Companies Incentive Compensation Plan as of July 31, 2014. There were no outstanding equity awards for any of the NEOs under the Ferrellgas Unit Option Plan as of such date.

Ferrell Companies Incentive Compensation Plan
Option Awards
Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option

Name	(#) Exercisable	(#) Unexercisable	($)	Expiration Date
Stephen L. Wambold	—	750 (1)	8.02	1/31/2018
	5,250	13,125 (2)	11.78	5/1/2019
	—	8,000 (5)	14.95	9/1/2019
	52,950	52,950 (7)	19.88	7/19/2020
	37,275	74,550 (9)	23.95	7/19/2020
	—	173,280 (10)	22.14	10/1/2021
	—	44,880 (12)	22.14	10/31/2021
	—	90,960 (11)	22.14	10/31/2021
	—	360 (13)	22.14	1/31/2022
	—	44,880 (14)	20.60	4/30/2022
	—	88,960 (16)	21.92	10/31/2022
	—	400 (17)	21.92	1/31/2023
	—	266,680 (3)	24.65	10/31/2023
	—	354,270 (4)	24.65	10/31/2023
	446,250	- (22)	28.70	4/30/2024
	—	43,560 (18)	28.70	4/30/2024
	—	720 (15)	28.70	4/30/2024

J. Ryan VanWinkle	—	1,500 (20)	8.02	3/12/2018
	—	2,625 (21)	11.78	9/15/2019
	—	7,500 (5)	14.95	9/1/2019
	6,675	6,675 (7)	19.88	7/19/2020
	17,250	34,500 (9)	23.95	7/19/2021
	—	73,500 (10)	22.14	10/1/2021
	—	28,050 (12)	22.14	10/31/2021
	—	36,480 (11)	22.14	10/31/2021
	—	28,050 (14)	20.60	4/30/2022
	—	12,675 (18)	20.60	4/30/2022
	—	31,940 (16)	21.92	10/31/2022
	—	166,675 (3)	24.65	10/31/2023
	—	175,955 (4)	24.65	10/31/2023
	337,500	- (22)	28.70	4/30/2024
	—	27,225 (18)	28.70	4/30/2024
	—	5,225 (15)	28.70	4/30/2024

James E. Ferrell	—	10,000 (5)	14.95	9/1/2019
	121,500	121,500 (7)	19.88	7/19/2020
	23,000	46,000 (9)	23.95	7/19/2021
	—	78,900 (11)	22.14	10/31/2021
	15,000	45,000 (13)	22.14	1/31/2022
	—	105,200 (16)	21.92	10/31/2022
	22,500	90,000 (17)	21.92	1/31/2023
	300,000	- (19)	24.65	10/31/2023
	—	271,400 (4)	24.65	10/31/2023

Tod D. Brown	—	6,000 (5)	14.95	9/1/2019
	38,760	77,520 (9)	23.95	7/19/2021

	—	105,000 (10)	22.14	10/1/2021
	—	18,496 (12)	22.14	10/31/2021
	—	37,920 (11)	22.14	10/31/2021
	—	18,530 (14)	20.60	4/30/2022
	—	6,000 (18)	20.60	4/30/2022
	—	32,800 (16)	21.92	10/31/2022
	16,500	33,500 (6)	22.36	7/12/2023
	—	109,989 (3)	24.65	10/31/2023
	—	188,800 (4)	24.65	10/31/2023
	280,000	- (22)	28.70	4/30/2024
	—	17,985 (18)	28.70	4/30/2024
	—	12,200 (15)	28.70	4/30/2024

Boyd H. McGathey	—	50,000 (23)	23.95	3/14/2021
	—	167,500 (8)	21.92	2/27/2023
	82,500	167,500 (6)	22.36	7/12/2023
	—	50,000 (4)	24.65	10/31/2023
	125,000	- (22)	28.70	4/30/2024
	—	82,500 (18)	28.70	4/30/2024
	—	25,000 (15)	28.70	4/30/2024

(1)	These options will be fully vested on 1/31/2015.

(2)	These options will be fully vested on 5/1/2016.

(3)	These options will be fully vested on 10/31/2016.

(4)	These options will be fully vested on 10/31/2018.

(5)	These options will be fully vested on 9/1/2014.

(6)	These options will be fully vested on 7/12/2016.

(7)	These options will be fully vested on 7/19/2015.

(8)	These options will be fully vested on 2/27/2016

(9)	These options will be fully vested on 7/19/2016.

(10)	These options will be fully vested on 10/1/2016.

(11)	These options will be fully vested on 10/31/2016.

(12)	These options will be fully vested on 10/31/2014.

(13)	These options will be fully vested on 1/31/2017.

(14)	These options will be fully vested on 4/30/2015.

(15)	These options will be fully vested on 4/30/2019.

(16)	These options will be fully vested on 10/31/2017.

(17)	These options will be fully vested on 1/31/2018.

(18)	These options will be fully vested on 4/30/2017.

(19)	These options were fully vested on 10/31/2013.

(20)	These options will be fully vested on 3/12/2015.

(21)	These options will be fully vested on 9/15/2016.

(22)	These options were fully vested on 4/30/2014.

(23)	These options will be fully vested on 3/14/2016.

Option Exercises

The following tables list information concerning our NEO’s equity awards that were exercised during the fiscal year ended July 31, 2014:

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise
Name	(#)	($)
Steven L. Wambold	1,557,730	5,438,740
J. Ryan VanWinkle	1,050,080	3,864,697
James E. Ferrell	571,400	1,566,230
Tod D. Brown	888,974	2,950,347
Boyd H. McGathey	407,500	1,505,600

Ferrellgas Unit Option Plan
Option Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise
Name	(#)	($)
Steven L. Wambold	15,000	196,500
J. Ryan VanWinkle	10,000	131,000
Tod D. Brown	9,000	117,900
Boyd H. McGathey	—	—

Nonqualified Deferred Compensation

The following table lists information concerning our NEOs nonqualified SSP account activity during the fiscal year ended July 31, 2014:

	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (2)
Name	($)	($)	($)	($)	($)
Stephen L. Wambold	35,000	8,130	40,983	—	405,920
J. Ryan VanWinkle	20,050	4,391	48,774	—	436,138
James E. Ferrell	7,692	796	253	(1,641,879)	—
Tod D. Brown	16,000	3,977	16,617	—	155,967
Boyd H. McGathey	32,000	8,130	7,453	—	99,297

(1)	Amounts are included in the Summary Compensation Table above.

(2)	The portion of this amount representing registrant contributions made in years prior was previously reported as compensation to the NEO in the Summary Compensation Table for previous years.

Other Potential Post-Employment Payments

The independent members of the Board of Directors of our general partner have authorized our general partner to enter into an employment agreement with James E. Ferrell with respect to his role as Chairman of the Board of Directors. Pursuant to the employment agreement Mr. Ferrell is entitled to:

•	his annual salary;

•	an annual bonus, the amount to be determined at the sole discretion of the independent members of the Board of Directors of our general partner; and

•	an incentive bonus equal to 0.5% of the increase in the equity value of Ferrell Companies from July 31, 1998 to July 31, 2005.

The incentive bonus is payable upon the termination of Mr. Ferrell’s employment agreement. The value of this bonus at July 31, 2014 was $1.1 million.

Pursuant to the terms of Mr. Ferrell’s employment agreement, in the event of death, permanent disability, a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to a cash termination benefit payable within 30 days equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years and is entitled to additional gross-up payments on any payment subject to excise tax. The value of this termination benefit at July 31, 2014 was approximately $1.2 million.

Mr. Ferrell’s agreement also contains a non-compete provision for five years following his termination from the Board of Directors. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to ours and that he shall not directly or indirectly attempt to induce any employee (subject to modifications made for certain employees in the Waiver to Employment Confidentiality, and Non-Compete Agreement dated December 19, 2006) of Ferrellgas to leave the employ of Ferrellgas or in any way interfere with the relationship between Ferrellgas and any employee.

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

Should a termination from the Board of Directors occur resulting from a change in control, Mr. Ferrell will be entitled to:

(i)
a payment equal to two times his annual base salary in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year time frame beginning within five days following the termination date;

(ii)
a payment equal to two times his target bonus, at his target bonus rate in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year time frame beginning within five days following the termination date; and

(iii)	COBRA reimbursements for two years following the termination.

In his role as chairman of the board, Mr. Ferrell collects no salary and has no target bonus. As a result, there would be no payment due Mr. Ferrell under this agreement if a change in control occurred.

Our general partner has also entered into an employment agreement with each of the other NEOs other than Mr. Ferrell. Pursuant to the terms of the employment agreements, if the NEO’s employment is terminated for any reason, the NEO will be entitled to the following payments:
(i)the NEO’s earned but unpaid salary for the period ending on the NEO’s termination date;
(ii)the NEO’s accrued but unpaid vacation pay for the period ending on the NEO’s termination date;
(iii)the NEO’s unreimbursed business expenses; and
(iv)any amounts payable to the NEO under the terms of any employee benefit plan.

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

The value of the cash severance payments under the employment agreements for all of the NEOs, other than Mr. Ferrell, at September 1, 2014 would have been:

NEO	Two times annual base salary ($)	Two times target bonus ($)
Stephen L. Wambold	1,400,000	1,400,000
J. Ryan VanWinkle	800,000	800,000
Tod D. Brown	800,000	800,000
Boyd H. McGathey	800,000	800,000

Additionally, a change in control would cause each NEO's unvested SARs to become fully vested. At July 31, 2014, this would have resulted in a cash payment due to our NEOs as follows:

NEO	SAR payout at July 31, 2014 upon a change in control ($)
Stephen L. Wambold	7,416,047
J. Ryan VanWinkle	3,381,674
James E. Ferrell	7,309,870
Tod D. Brown	3,641,891
Boyd H. McGathey	3,160,650

Compensation of Non-Employee Directors

We believe the compensation package for the non-employee members of the Board of Directors of our general partner (the "Board") should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and option awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual Board member.

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

ICP awards for non-employee members of the Board are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our non-employee members of the Board and ensure that we are competitive in the marketplace for compensating our Board. ICP awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. All SAR awards granted to our non-employee directors have an exercise price equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the ESOP.

The following table sets forth the compensation for the last completed fiscal year of our Board.

		Fees Paid in Cash	Option Awards (5)	All Other Compensation	Total
Name		($)	($)	($)	($)
A. Andrew Levison	(1)	53,750	134,850	—	188,600
John R. Lowden	(1)	75,000	129,780	—	204,780
Michael F. Morrissey	(2)	70,625	165,240	—	235,865
Daniel G. Kaye	(4)	65,000	26,400	—	91,400
Pamela A. Brueckmann	(4)	41,250	80,000	—	121,250
David L. Starling	(3)	13,750	—	—	13,750

(1)	At July 31, 2014 this director had 95,000 ICP awards outstanding.

(2)	At July 31, 2014 this director had 115,000 ICP awards outstanding.

(3)	At July 31, 2014 this director had no ICP awards outstanding.

(4)	At July 31, 2014, this director had 50,000 ICP awards outstanding.

(5)
See Note B – Summary of significant accounting policies (17) Stock based and unit option plans compensation – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

At July 31, 2014, non-employee directors held no UOP awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 2, 2014, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors, nominees or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	22,776,251	27.5

	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS 66210	4,358,475	5.3

	Stephen L. Wambold	84,060	*
	J. Ryan VanWinkle	50,000	*
	Tod D. Brown	45,000	*
	A. Andrew Levison	21,800	*
	Boyd H. McGathey	14,000	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	4,000	*
	Pamela A. Brueckmann	2,455	*
	Daniel G. Kaye	1,000	*
	David L. Starling	—

	All Directors and Executive Officers as a Group	4,585,790	5.5
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

The common units owned by the Employee Stock Ownership Trust at September 2, 2014 includes 22,529,361 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

None.

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

The board of directors maintains policies that govern specific related party transactions. Each of these policies contain guidelines on what entities or natural persons are considered related parties or an affiliate and the related procedures that are to be followed if transactions occur with these parties. On a quarterly basis, or more frequently if required by the policies, management provides the board with a discussion of any related party or affiliate trading transactions. Annually, these policies are reviewed by the board’s Corporate Governance and Nominating Committee and considered for approval by the board of directors.

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

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $248.8 million for fiscal 2014, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2014	Distributions paid during the year ended July 31, 2014 (in thousands)
Ferrell Companies (1)	21,469,664	$42,939
James E. Ferrell (2)	4,358,475	8,717
FCI Trading Corp. (3)	195,686	392
Ferrell Propane, Inc. (4)	51,204	104

(1)
Ferrell Companies is the sole shareholder of our general partner. During September 2014, we completed a non-brokered registered direct offering to Ferrell Companies of 1.1 million common units. Net proceeds of approximately $30.0 million were used to reduce outstanding indebtedness under our secured credit facility.

(2)	James E. Ferrell is the Chairman of the Board of Directors of our general partner.

(3)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(4)	Ferrell Propane, Inc. is wholly-owned by our general partner.

During fiscal 2014, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.4 million.

On September 2, 2014, Ferrellgas Partners completed a non-brokered registered direct offering to Ferrell Companies of 1.1 million common units. In connection with this transaction, Ferrellgas, Inc. contributed $0.4 million to Ferrellgas, L.P. and $0.4 million to Ferrellgas Partners.

On September 12, 2014, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $11.3 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Messrs. Levison, Lowden, Kaye, Starling and Morrissey, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the year ended July 31, 2014 and July 31, 2013 and fees billed for other services rendered by Grant Thornton LLP for such years, unless otherwise noted:

(in thousands)	2014	2013
Audit fees (1)	$955	$720
Audit-related fees (2)	298	23
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,253	$743

(1)
 Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to the audit of our internal controls over financial reporting, accounting consultations, consents, comfort letters and assistance with and review of documents filed with the SEC.

(2)
Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of financial accounting and reporting consultations not classified as audit fees, due diligence related to mergers and acquisitions and audits of our benefit plans.

(3)	Tax fees consist of the aggregate fees billed in each of the last two fiscal years for professional services provided by Grant Thornton.

(4)
All other fees consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by Grant Thornton, other than the services that would normally be reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. These fees consist of due diligence procedures performed on a potential acquisition that did not materialize.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP during fiscal 2014 and 2013, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent registered public accounting firm.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Signature	Title	Date

/s/ James E. Ferrell	Chairman of the Board of Directors	9/29/2014
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/29/2014
Pamela A. Breuckmann

/s/ Daniel G. Kaye	Director	9/29/2014
Daniel G. Kaye

/s/ A. Andrew Levison	Director	9/29/2014
A. Andrew Levison

/s/ John R. Lowden	Director	9/29/2014
John R. Lowden

/s/ Michael F. Morrissey	Director	9/29/2014
Michael F. Morrissey

/s/ David L. Starling	Director	9/29/2014
David L. Starling

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/29/2014
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; President, Midstream Operations; Treasurer (Principal Financial and Accounting Officer)	9/29/2014
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

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/29/2014
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; President, Midstream Operations; Treasurer (Principal Financial and Accounting Officer)	9/29/2014
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

Signature	Title	Date

/s/ James E. Ferrell	Chairman of the Board of Directors	9/29/2014
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/29/2014
Pamela A. Breuckmann

/s/ Daniel G. Kaye	Director	9/29/2014
Daniel G. Kaye

/s/ A. Andrew Levison	Director	9/29/2014
A. Andrew Levison

/s/ John R. Lowden	Director	9/29/2014
John R. Lowden

/s/ Michael F. Morrissey	Director	9/29/2014
Michael F. Morrissey

/s/ David L. Starling	Director	9/29/2014
David L. Starling

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/29/2014
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; President, Midstream Operations; Treasurer (Principal Financial and Accounting Officer)	9/29/2014
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

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/29/2014
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; President, Midstream Operations; Treasurer (Principal Financial and Accounting Officer)	9/29/2014
J. Ryan VanWinkle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.
We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, partners’ capital (deficit), and cash flows for each of the two years in the period ended July 31, 2014. Our audits of the basic consolidated financial statements included the 2014 and 2013 financial statement schedules listed in the index appearing on page S-1. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of July 31, 2014, based on criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 29, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and subsidiaries
Overland Park, Kansas

We have audited the consolidated statements of earnings, comprehensive income, partners’ capital and cash flows of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) for the year ended July 31, 2012. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ferrellgas Partners, L.P. and subsidiaries for the year ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 1, 2012

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	July 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$8,289	$6,464
Accounts and notes receivable (including $159,003 and $130,025 of accounts receivable pledged as collateral at 2014 and 2013, respectively, and net of allowance for doubtful accounts of $4,756 and $3,607 at 2014 and 2013, respectively)	178,602	131,791
Inventories	145,969	117,116
Prepaid expenses and other current assets	32,071	25,608
Total current assets	364,931	280,979

Property, plant and equipment, net	611,787	589,727
Goodwill	273,210	253,362
Intangible assets, net	276,171	189,516
Other assets, net	46,171	42,444
Total assets	$1,572,270	$1,356,028

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$69,360	$49,128
Short-term borrowings	69,519	50,054
Collateralized note payable	91,000	82,000
Other current liabilities	125,161	121,102
Total current liabilities	355,040	302,284

Long-term debt	1,292,214	1,106,940
Other liabilities	36,662	33,431
Contingencies and commitments (Note M)

Partners' deficit:
Common unitholders (81,228,237 and 79,072,819 units outstanding at 2014 and 2013, respectively)	(57,893)	(28,931)
General partner unitholder (820,487 and 798,715 units outstanding at 2014 and 2013, respectively)	(60,654)	(60,362)
Accumulated other comprehensive income	6,181	1,697
Total Ferrellgas Partners, L.P. partners' deficit	(112,366)	(87,596)
Noncontrolling interest	720	969
Total partners' deficit	(111,646)	(86,627)
Total liabilities and partners' deficit	$1,572,270	$1,356,028
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
	For the year ended July 31,
	2014	2013	2012

Revenues:
Propane and other gas liquids sales	$2,147,343	$1,739,267	$2,160,945
Other	258,517	236,200	178,147
Total revenues	2,405,860	1,975,467	2,339,092

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,456,388	1,092,261	1,601,886
Cost of product sold - other	158,152	144,456	95,323
Operating expense (includes $5.3 million, $2.4 million and $2.7 million for the years ended July 31, 2014, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	451,528	412,450	401,727
Depreciation and amortization expense	84,202	83,344	83,841
General and administrative expense (includes $19.2 million, $11.2 million and $6.1 million for the years ended July 31, 2014, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	65,156	53,181	43,212
Equipment lease expense	17,745	15,983	14,648
Non-cash employee stock ownership plan compensation charge	21,789	15,769	9,440
Loss on disposal of assets	6,486	10,421	6,035

Operating income	144,414	147,602	82,980

Interest expense	(86,502)	(89,145)	(93,254)
Loss on extinguishment of debt	(21,202)	—	—
Other income (expense), net	(479)	565	506

Earnings (loss) before income taxes	36,231	59,022	(9,768)

Income tax expense	2,516	1,855	1,128

Net earnings (loss)	33,715	57,167	(10,896)

Net earnings attributable to noncontrolling interest	504	741	56

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	33,211	56,426	(10,952)

Less: General partner's interest in net earnings (loss)	332	564	(110)
Common unitholders' interest in net earnings (loss)	$32,879	$55,862	$(10,842)

Basic and diluted net earnings (loss) per common unitholders' interest	$0.41	$0.71	$(0.14)

Cash distributions declared per common unit	$2.00	$2.00	$2.00
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	For the year ended July 31,
	2014	2013	2012

Net earnings (loss)	$33,715	$57,167	$(10,896)
Other comprehensive income (loss)
Change in value on risk management derivatives	14,592	4,252	(25,068)
Reclassification of gains and losses of derivatives to earnings	(10,175)	10,613	7,108
Foreign currency translation adjustment	(145)	(147)	(52)
Pension liability adjustment	258	290	38
Other comprehensive income (loss)	4,530	15,008	(17,974)
Comprehensive income (loss)	38,245	72,175	(28,870)
Less: comprehensive income (loss) attributable to noncontrolling interest	(550)	(893)	126
Comprehensive income (loss) attributable to Ferrellgas Partners, LP	$37,695	$71,282	$(28,744)
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)

	Number of units
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder	Accumulated other comprehensive income (loss)	Total Ferrellgas Partner, L.P. partners' capital (deficit)	Non-controlling interest	Total partners' capital (deficit)
Balance at July 31, 2011	75,966.4	767.3	$139,614	$(58,660)	$4,633	$85,587	$2,730	$88,317

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	17,918	181		18,099	184	18,283
Distributions	—	—	(154,955)	(1,565)		(156,520)	(1,757)	(158,277)
Common units issued in connection with acquisitions	68.2	0.7	1,300	13		1,313	13	1,326
Exercise of common unit options	76.6	0.7	891	9		900	8	908
Common units issued in offering, net of issuance costs	2,895.4	29.3	49,775	502		50,277	510	50,787
Net earnings (loss)			(10,842)	(110)		(10,952)	56	(10,896)
Other comprehensive loss					(17,792)	(17,792)	(182)	(17,974)

Balance at July 31, 2012	79,006.6	798.0	43,701	(59,630)	(13,159)	(29,088)	1,562	(27,526)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	28,728	291		29,019	295	29,314
Distributions	—	—	(158,086)	(1,596)		(159,682)	(1,790)	(161,472)
Exercise of common unit options	66.2	0.7	864	9		873	9	882
Net earnings			55,862	564		56,426	741	57,167
Other comprehensive income					14,856	14,856	152	15,008

Balance at July 31, 2013	79,072.8	798.7	(28,931)	(60,362)	1,697	(87,596)	969	(86,627)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	45,370	459		45,829	468	46,297
Distributions	—	—	(159,316)	(1,609)		(160,925)	(1,803)	(162,728)
Common units issued in connection with acquisitions	62.6	0.6	1,500	15		1,515	15	1,530
Exercise of common unit options	52.0	0.5	605	6		611	6	617
Common units issued in offering, net of issuance costs	2,040.8	20.7	50,000	505		50,505	515	51,020
Net earnings			32,879	332		33,211	504	33,715
Other comprehensive income					4,484	4,484	46	4,530

Balance at July 31, 2014	81,228.2	820.5	$(57,893)	$(60,654)	$6,181	$(112,366)	$720	$(111,646)
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$33,715	$57,167	$(10,896)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	84,202	83,344	83,841
Non-cash employee stock ownership plan compensation charge	21,789	15,769	9,440
Non-cash stock and unit-based compensation charge	24,508	13,545	8,843
Loss on disposal of assets	6,486	10,421	6,035
Loss on extinguishment of debt	6,526	—	—
Change in fair value of contingent consideration	5,000	—	—
Provision for doubtful accounts	3,419	2,066	4,822
Deferred tax expense	88	133	913
Other	5,372	4,520	2,327
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(48,087)	(5,901)	30,497
Inventories	(28,738)	15,869	8,541
Prepaid expenses and other current assets	(3,960)	6,157	(8,507)
Accounts payable	16,279	508	(19,143)
Accrued interest expense	(7,613)	(150)	166
Other current liabilities	8,579	6,369	7,969
Other liabilities	(1,896)	303	(445)
Net cash provided by operating activities	125,669	210,120	124,403

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(162,004)	(37,186)	(10,387)
Capital expenditures	(52,572)	(40,910)	(49,303)
Proceeds from sale of assets	4,524	9,980	5,742
Other	(23)	—	—
Net cash used in investing activities	(210,075)	(68,116)	(53,948)

Cash flows from financing activities:
Distributions	(160,925)	(159,682)	(156,520)
Proceeds from increase in long-term debt	750,351	58,356	49,697
Payments on long-term debt	(569,841)	(3,912)	(52,885)
Net additions to (reductions in) short-term borrowings	19,465	(45,676)	30,803
Net additions to collateralized short-term borrowings	9,000	8,000	13,000
Cash paid for financing costs	(11,508)	—	(3,607)
Noncontrolling interest activity	(1,282)	(1,781)	(1,239)
Proceeds from exercise of common unit options	605	864	891
Proceeds from equity offering, net of issuance costs of $0, $0 and $62 for the years ended July 31, 2014, 2013 and 2012, respectively	50,000	—	49,938
Cash contribution from general partner in connection with common unit issuances	511	9	511
Net cash provided by (used in) financing activities	86,376	(143,822)	(69,411)

Effect of exchange rate changes on cash	(145)	(147)	(52)

Increase (decrease) in cash and cash equivalents	1,825	(1,965)	992
Cash and cash equivalents - beginning of year	6,464	8,429	7,437
Cash and cash equivalents - end of year	$8,289	$6,464	$8,429
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of July 31, 2014, Ferrell Companies beneficially owns 21.7 million of Ferrellgas Partners’ outstanding common units. Ferrellgas, Inc. (the "general partner") has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Ferrellgas is engaged in the following reportable business segment activities:

•
Propane and related equipment sales consists of the distribution of propane and related equipment and supplies. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

•
Midstream operations consists of eight salt water disposal wells in the Eagle Ford shale region of south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water that is transported by truck to our disposal wells.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, assumptions used to value business combinations, fair values of derivative contracts and stock and unit-based compensation calculations.

(2)    Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas Partners, its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that the operating partnership is a variable interest entity for whom Ferrellgas Partners has no ability through voting rights or similar rights to make decisions and thus does not have the power to direct the activities of the operating partnership that most significantly impact economic performance. However, Ferrellgas partners has the obligation to absorb the losses of and the right to receive benefits from the operating partnership that are significant to the operating partnership. Furthermore, assets and liabilities of Ferrellgas Partners consist substantially of the operating partnership. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a noncontrolling interest. The wholly-owned consolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a special purpose entity that has agreements with the operating partnership to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(3)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2014	2013	2012
CASH PAID FOR:
Interest	$90,820	$84,030	$88,696
Income taxes	$816	$550	$764
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common units in connection with acquisitions	$1,500	$—	$1,300
Liabilities incurred in connection with acquisitions	$4,312	$2,035	$2,321
Change in accruals for property, plant and equipment additions	$978	$533	$233

(4)    Fair value measurements: Ferrellgas measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

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

(5)    Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable.

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

(8)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. Ferrellgas has determined that it has four reporting units for goodwill impairment testing purposes.  Three of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to its carrying amount. Ferrellgas has completed the impairment test for the Retail operations and Products reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2014. Goodwill associated with the Midstream operations reporting unit is a result of our acquisition of Sable Environmental LLC and Sable SWD 2, LLC (collectively "Sable") on May 1, 2014.

(9)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets, non-compete agreements, permits, favorable lease arrangements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G – Goodwill and intangible assets, net – for further discussion of intangible assets.

(10)    Derivative instruments and hedging activities:

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

Ferrellgas’ risk management activities may include the use of financial derivative instruments including, but not limited to, swaps, options, and futures to seek protection from adverse price movements and to minimize potential losses. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. All of Ferrellgas’ financial derivative instruments are reported on the consolidated balance sheets at fair value.

Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas’ financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas’ risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

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

Ferrellgas enters into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is recorded at fair value while the fair value of interest rate derivatives that are considered fair value hedges are classified as “Prepaid expenses and other current assets”, “Other assets, net”, Other current liabilities” or as “Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of earnings.

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

(11)  Revenue recognition: Revenues from our propane and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days. Ferrellgas determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

Revenues from our midstream operations segment are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Salt water disposal revenues are based on Ferrellgas’ published or negotiated water disposal rates. Customers deliver salt water to be disposed to facilities and revenue is recognized when actual volumes of water are off-loaded at the facilities. Skimming oil disposal revenues are determined based on published rates subject to adjustments based on the quality of the oil sold and are recognized when actual volumes are delivered to the customer who determines the quality of the oil and collectability is reasonably assured. Amounts are considered past due after 30 days. Ferrellgas determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions.

(12)  Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses within our propane and related equipment sales segment are classified within “Operating expense” in the consolidated statements of earnings. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas are classified within “Equipment lease expense.” See Note E – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(13)  Cost of product sold: “Cost of product sold – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas’ portable propane tanks. “Cost of product sold – other” primarily includes costs related to the sale of propane appliances and equipment and transportation costs related to the processing and disposal of salt water.

(14)  Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to our propane and related equipment and supplies and midstream operations segments.

(15)    General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(16)  Stock-based plan:

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas stock-compensation plan; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2014, 2013 and 2012, the portion of the total non-cash compensation charge relating to the ICP was $24.5 million, $13.5 million and $8.8 million, respectively.

Ferrell Companies is authorized to issue up to 9.25 million stock appreciation right ("SARs") awards that are based on shares of Ferrell Companies common stock. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The ICP awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

(17)  Income taxes: Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with three subsidiaries that are taxable corporations. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the accompanying consolidated financial statements of Ferrellgas Partners reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement and differences between Ferrellgas Partners financial reporting year end and its calendar tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2014	2013	2012
Current expense	$2,428	$1,722	$215
Deferred expense	88	133	913
Income tax expense	$2,516	$1,855	$1,128

Deferred taxes consisted of the following:

	July 31,
	2014	2013
Deferred tax assets	$1,152	$1,367
Deferred tax liabilities	(4,313)	(4,602)
Net deferred tax liability	$(3,161)	$(3,235)

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

(20)    New accounting standards:

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

FASB Accounting Standard Update Nos. 2011-05 and 2011-12
In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas' adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-08
In September 2011, the FASB issued ASU 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas' adoption of this guidance in fiscal 2013 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2012-02
In July 2012, the FASB issued ASU 2012-02, which amends the existing guidance on impairment testing of indefinite-lived intangible assets. Under the new guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Ferrellgas' adoption of this guidance in fiscal 2013 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2014-09
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas for its annual reporting period beginning August 1, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.

FASB Accounting Standard Update No. 2014-08
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. Ferrellgas is currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.

C.    Business combinations

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The proforma effect of these transactions was not material to Ferrellgas’ balance sheets or results of operations.

Propane and related equipment sales

During fiscal 2014, Ferrellgas acquired seven propane distribution assets with an aggregate value of $38.7 million in the following transactions:

•	KanGas, based in Kansas, acquired November 2013;

•	Motor Propane, based in Wisconsin, acquired December 2013;

•	Country Boys Propane, based in Georgia, acquired March 2014;

•	Viking Propane, based in California, acquired May 2014;

•	Kaw Valley Propane, based in Kansas, acquired June 2014;

•	Wise Choice Propane, based in Ohio, acquired July 2014; and

•	Sharp Propane, based in Texas, acquired July 2014.

During fiscal 2013, Ferrellgas acquired propane distribution and grilling tool assets with an aggregate value of $39.2 million in the following transactions:

•	Capitol City Propane, based in California, acquired September 2012;

•	Flores Gas, based in Texas, acquired October 2012;

•	IGS Propane, based in Connecticut, acquired December 2012;

•	Mr. Bar-B-Q, based in New York, acquired March 2013; and

•	Western Petroleum, based in Utah, acquired April 2013.

During fiscal 2012, Ferrellgas acquired propane distribution assets with an aggregate value of $14.0 million in the following transactions:

•	Economy Propane, based in California, acquired September 2011;

•	Federal Petroleum Company, based in Texas, acquired October 2011;

•	Polar Gas Company, based in Wisconsin, acquired November 2011;

•	Welch Propane, based in Texas, acquired November 2011; and

•	Rio Grande Valley Gas, based in Texas, acquired January 2012.

The goodwill arising from the propane and related equipment sales acquisitions consists largely of the synergies and economies of scale expected from combining the operations of Ferrellgas and the acquired companies.

Midstream Operations

During fiscal 2014, Ferrellgas acquired salt water disposal assets with an aggregate value of $130.3 million relating to the midstream operations business segment. This included the acquisition in May 2014 of Sable Environmental, LLC and Sable SWD 2, LLC ("Sable"), based in Corpus Christi, Texas and the acquisition of Dietert SWD, based in LaSalle County, Texas. The Sable acquisition was funded through borrowings from the secured credit facility, and subsequently Sable's ownership group purchased $50.0 million of Ferrellgas Partners common units. The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Sable, including the knowledge and experience of the workforce in place.

These acquisitions, for the propane and related equipment sales and midstream operations reportable segments, respectively, were funded as follows on their dates of acquisition:

	For the year ended July 31,
	2014		2013		2012
	Propane and related equipment sales	Midstream operations	Propane and related equipment sales	Midstream operations	Propane and related equipment sales	Midstream operations
Cash payments, net of cash acquired	$34,219	$127,785	$37,186	$—	$10,387	$—
Issuance of liabilities and other costs and considerations	2,942	2,555	2,035	—	2,347	—
Common units, net of issuance costs	1,500	—	—	—	1,300	—
Aggregate fair value of transactions	$38,661	$130,340	$39,221	$—	$14,034	$—

The acquisition of Sable included contingent consideration which requires Ferrellgas to pay the former owners of Sable a multiple for earnings in excess of certain EBITDA targets for each of the first two years following the acquisition date. At the date of acquisition, the potential undiscounted amount of all future payments that Ferrellgas could be required to make under the contingent consideration arrangement is between $0 and $2.0 million based upon management's estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded at the date of acquisition. See further discussion of the determination of the fair value of the contingent consideration at Note J - Fair Value Measurements.

The aggregate fair values, for the acquisitions in propane and related equipment sales and midstream operations reporting segments, respectively, were allocated as follows:

	For the year ended July 31,
	2014		2013		2012
	Propane and related equipment sales	Midstream operations	Propane and related equipment sales	Midstream operations	Propane and related equipment sales	Midstream operations
Working capital	$(919)	$490	$7,302	$—	$—	$—
Customer tanks, buildings, land and other	14,519	622	5,155	—	7,454	—
Salt water disposal wells	—	24,288	—	—	—	—
Goodwill	2,922	16,957	4,640	—	—	—
Customer lists	19,480	64,000	12,211	—	5,574	—
Non-compete agreements	2,659	13,300	944	—	1,006	—
Permits and favorable lease arrangements	—	10,683	—	—	—	—
Other intangibles	—	—	5,678	—	—	—
Trade names & trademarks	—	—	3,291	—	—	—
Aggregate fair value of transactions	$38,661	$130,340	$39,221	$—	$14,034	$—

The estimated fair values and useful lives of assets acquired during fiscal 2014 are based on a preliminary valuations and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired.  The estimated fair values and useful lives of assets acquired during fiscal 2013 and 2012 are based on internal valuations and included only minor adjustments during the 12 month period after the date of acquisition.

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

E.    Supplemental financial statement information

Inventories consist of the following:

	2014	2013
Propane gas and related products	$121,111	$94,946
Appliances, parts and supplies	24,858	22,170
Inventories	$145,969	$117,116

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 36 months. As of July 31, 2014, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 18.3 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2014	2013
Land	Indefinite	$31,890	$30,978
Land improvements	2-20	12,812	12,021
Buildings and improvements	20	68,492	67,050
Vehicles, including transport trailers	8-20	95,701	101,224
Bulk equipment and district facilities	5-30	109,739	107,835
Tanks, cylinders and customer equipment	2-30	772,402	767,365
Salt water disposal wells and related equipment	2-23	24,288	—
Computer and office equipment	2-5	116,265	117,718
Construction in progress	n/a	7,029	3,077
		1,238,618	1,207,268
Less: accumulated depreciation		626,831	617,541
Property, plant and equipment, net		$611,787	$589,727

Depreciation expense totaled $58.3 million, $59.3 million and $60.0 million for fiscal 2014, 2013 and 2012, respectively.

Other current liabilities consist of the following:

	2014	2013
Accrued interest	$12,182	$19,795
Accrued payroll	37,120	30,295
Customer deposits and advances	25,412	20,420
Other	50,447	50,592
Other current liabilities	$125,161	$121,102

 Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2014	2013	2012
Operating expense	$190,999	$181,932	$177,903
Depreciation and amortization expense	5,829	5,744	6,545
Equipment lease expense	15,807	14,028	12,841
	$212,635	$201,704	$197,289

F.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2014	2013
Accounts receivable pledged as collateral	$159,003	$130,025
Accounts receivable	24,108	4,867
Other	247	506
Less: Allowance for doubtful accounts	(4,756)	(3,607)
Accounts and notes receivable, net	$178,602	$131,791

During January 2012, Ferrellgas executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces Ferrellgas’ previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, Ferrellgas, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. At July 31, 2014, $159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas. Ferrellgas does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2014, Ferrellgas had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2013, Ferrellgas had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.1% and 2.4% as of July 31, 2014 and 2013, respectively.

G.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2014			July 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$273,210	$—	$273,210	$253,362	$—	$253,362

Intangible assets, net
Amortized intangible assets
Customer related	$500,100	$(322,277)	$177,823	$416,620	$(302,179)	$114,441
Non-compete agreements	63,933	(43,120)	20,813	47,974	(40,994)	6,980
Permits and favorable lease arrangements	10,683	(119)	10,564	—	—	—
Other	9,177	(4,592)	4,585	9,172	(3,445)	5,727
	583,893	(370,108)	213,785	473,766	(346,618)	127,148

Unamortized intangible assets
Trade names & trademarks	62,386		62,386	62,368		62,368
Total intangible assets, net	$646,279	$(370,108)	$276,171	$536,134	$(346,618)	$189,516

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations	Total
Balance July 31, 2012	$248,944	$—	$248,944
Acquisitions	4,640	—	4,640
Other	(222)	—	(222)
Balance July 31, 2013	253,362	—	253,362
Acquisitions	2,922	16,957	19,879
Other	(31)	—	(31)
Balance July 31, 2014	$256,253	$16,957	$273,210

Customer related intangible assets have estimated lives of 12 to 15 years, permits and favorable lease arrangements have estimated lives of 15 years while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, permits and favorable lease arrangements non-compete agreements and other intangibles carry a weighted average life of eleven years, fifteen years, seven years and six years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2014	$23,490
2013	21,725
2012	21,604

Estimated amortization expense:
For the year ended July 31,
2015	$27,950
2016	26,164
2017	25,589
2018	23,034
2019	17,247

H.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2014 and 2013, $69.5 million and $50.1 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2014	2013
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $5,863 (3)	480,863	—
Fixed rate, 9.125%, due 2017, net of unamortized discount of $2,556 at July 31, 2013	—	297,444
Fixed rate, 8.625%, due 2020 (2)	182,000	182,000
Fair value adjustments related to interest rate swaps	(2,534)	(1,657)

Secured credit facility
Variable interest rate, expiring October 2018 (net of $69.5 million and $50.1 million classified as short-term borrowings at July 31, 2014 and 2013, respectively)	123,781	121,346

Notes payable
8.8% and 9.1% weighted average interest rate at July 31, 2014 and 2013, respectively, due 2014 to 2022, net of unamortized discount of $2,239 and $2,392 at July 31, 2014 and 2013, respectively	11,727	10,898
	1,295,837	1,110,031
Less: current portion, included in other current liabilities on the consolidated balance sheets	3,623	3,091
Long-term debt	$1,292,214	$1,106,940

(1)
During November 2010, Ferrellgas issued $500.0 million in aggregate principal amount of 6.50% senior notes due 2021 at an offering price equal to par. These notes are general unsecured senior obligations of Ferrellgas and are effectively junior to all future senior secured indebtedness of Ferrellgas, to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of the operating partnership. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. Ferrellgas would incur prepayment penalties if it were to repay the notes prior to 2019.

(2)
During April 2010, Ferrellgas issued $280.0 million of its fixed rate senior notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas would incur prepayment penalties if it were to repay the notes prior to 2018. During March 2011, Ferrellgas redeemed $98.0 million of these fixed rate senior notes.

(3)
During November 2013, Ferrellgas issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas used the net proceeds to redeem all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt. During June 2014, Ferrellgas issued an additional $150.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to 104% of par. Ferrellgas used the net proceeds for general corporate purposes, including to repay indebtedness under its secured credit facility and to pay related transaction fees and expenses.

Secured credit facility

During October 2013, Ferrellgas executed a second amendment to its secured credit facility. This amendment extended the maturity date to October 2018, increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million and decreased interest rates by 0.25%. Ferrellgas incurred a loss on extinguishment of debt of $0.3 million related to the writeoff of capitalized financing costs.

During June 2014, Ferrellgas executed a third amendment to its secured credit facility. This amendment increased the size of this facility from $500.0 million to $600.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2014, Ferrellgas had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt. As of July 31, 2013, Ferrellgas had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt.

Borrowings outstanding at July 31, 2014 and 2013 under the secured credit facility had a weighted average interest rate of 3.4% and 3.7%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75% (as of July 31, 2014 and 2013, the margin was 1.25% and 1.75%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2014 and 2013, the margin was 2.25% and 2.75%, respectively).

As of July 31, 2014, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2013, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2014, the one-month and three-month Eurodollar Rates were 0.17% and 0.24%, respectively. As of July 31, 2013, the one-month and three-month Eurodollar Rates were 0.22% and 0.28%, respectively.

In addition, an annual commitment fee is payable at a per annum rate range from 0.35% to 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

The obligations under this credit facility are secured by substantially all assets of Ferrellgas, the general partner and certain subsidiaries of Ferrellgas but specifically excluding (a) assets that are subject to Ferrellgas’ accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of Ferrellgas.

Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2014, Ferrellgas had available letter of credit remaining capacity of $143.7 million. At July 31, 2013, Ferrellgas had available letter of credit remaining capacity of $146.1 million. Ferrellgas incurred commitment fees of $1.2 million, $0.9 million and $0.9 million in fiscal 2014, 2013 and 2012, respectively.

Interest rate swaps

During May 2012, Ferrellgas entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Ferrellgas receives 9.125% and pays one-month LIBOR plus 7.96%, on the $140.0 million swapped. In October 2013, this interest rate swap was terminated. As a result, Ferrellgas discontinued hedge accounting treatment for this agreement at a cost of $0.2 million, which was classified as loss on extinguishment of debt when the related senior notes were redeemed as discussed above. Ferrellgas accounted for this agreement as a fair value hedge. In May 2012, Ferrellgas also entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Ferrellgas receives 6.5% and pays a one-month LIBOR plus 4.715%, on the $140.0 million swapped. Ferrellgas accounts for this agreement as a fair value hedge.

In May 2012, Ferrellgas entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas’ secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through July 2018, Ferrellgas will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas has accounted for this agreement as a cash flow hedge.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas is prohibited from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. As of July 31, 2014, Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

As a result of the above transactions, the scheduled annual principal payments on long-term debt have been updated as follows:

For the year ending July 31,	Scheduled annual principal payments
2015	$3,623
2016	3,523
2017	3,186
2018	1,704
2019	124,855
Thereafter	1,157,856
Total	$1,294,747

I.  Partners' deficit

As of July 31, 2014 and 2013, limited partner units were beneficially owned by the following:

	2014	2013
Public common unitholders (1)	55,153,208	52,997,790
Ferrell Companies (2)	21,469,664	21,469,664
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,358,475	4,358,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”

(2)
Ferrell Companies is the owner of the general partner and a 26.4% direct owner of Ferrellgas Partner’s common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 26.7%.

(3)	FCI Trading is an affiliate of the general partner and thus a related party.

(4)	Ferrell Propane is controlled by the general partner and thus a related party.

(5)	James E. Ferrell (“Mr. Ferrell”) is the Chairman of the Board of Directors of the general partner and a related party.

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

The common units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners and to exercise the other rights or privileges available to such holders under the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated February 18, 2003, as amended (the “Partnership Agreement”). Under the terms of the Partnership Agreement, holders of common units have limited voting rights on matters affecting the business of Ferrellgas Partners. Generally, persons owning 20% or more of Ferrellgas Partners’ outstanding common units cannot vote; however, this limitation does not apply to those common units owned by the general partner or its “affiliates,” as such term is defined in the Partnership Agreement.

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

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the year ended July 31,
	2014	2013	2012
Public common unitholders	$107,164	$105,934	$104,192
Ferrell Companies	42,939	42,939	41,550
FCI Trading Corp.	392	392	392
Ferrell Propane, Inc.	104	104	104
James E. Ferrell	8,717	8,717	8,717
General partner	1,609	1,596	1,565
	$160,925	$159,682	$156,520

On August 21, 2014, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended July 31, 2014, which was paid on September 12, 2014. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$11,265
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,179
General partner	418

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Common unit issuances

During fiscal 2014, Ferrellgas Partners, entered into an agreement with the former owners of Sable relating to a non-brokered registered direct offering of 2.0 million common units. Net proceeds of $50.0 million were used to reduce outstanding indebtedness under Ferrellgas’ secured credit facility initially used to fund the Sable acquisition.

During fiscal 2014 Ferrellgas issued 0.1 million common units valued at $1.5 million in connection with acquisitions of propane distribution assets.

During fiscal 2012, Ferrellgas Partners, in a non-brokered registered direct offering, issued to Ferrell Companies 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under Ferrellgas’ secured credit facility.

During fiscal 2012, Ferrellgas Partners entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.5 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under Ferrellgas’ secured credit facility.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2014 and 2013.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2014, the general partner made cash contributions of $1.1 million and non-cash contributions of $0.9 million to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2013, the general partner made cash contributions of $18 thousand and non-cash contributions of $0.6 million to Ferrellgas to maintain its effective 2% general partner interest.

J.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2014 and 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Propane commodity derivatives	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Propane commodity derivatives	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Commodity derivatives propane swaps	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Commodity derivatives propane swaps	$—	$(907)	$—	$(907)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended July 31, 2014:

Contingent consideration liability
Balance at July 31, 2013	$—
Estimated value at acquisition	1,400
Increase in fair value related to accretion	110
Change in fair value included in earnings	4,890
Balance at July 31, 2014	$6,400

Quantitative Information about Level 3 Fair Value Measurements

	Fair value at July 31, 2014	Valuation technique		Unobservable input	Range	Weighted Average
Contingent consideration liability	$6,400	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	10% - 70%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas' weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of July 31, 2014, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(470)	$400	$840	$(1,010)

Methodology

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

The fair value of Ferrellgas' contingent consideration for the Sable acquisition is based upon our estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded then discounting that value at a risk- and inflation-adjusted rate. The inputs to this model are the likelihood of meeting and exceeding the target EBITDA metric and discount rate. Management and the sellers prepared an operating forecast based on Sable's operating capacities, historical performance, and projected oil and water volumes and set a target EBITDA metric. Management then assessed the likelihood of this target EBITDA metric being achieved and exceeded and assigned probabilities to various potential outcomes. To determine the appropriate discount rate, management used observable inputs such as inflation rates, short and long-term yields for U.S. government securities and our nonperformance risk. Due to the significant unobservable inputs required in this measurement, management determined that the fair value measurement of the contingent consideration liability is level 3 in the fair value hierarchy.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2014 and July 31, 2013, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,408.2 million and $1,186.7 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the years ended July 31, 2014 and 2013, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ consolidated balance sheets as of July 31, 2014 and 2013:

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Propane commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Propane commodity derivatives	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2014 and 2013 of derivatives accounted for under ASC 815-25, Derivatives and Hedging – Fair Value Hedges, that were designated as hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,		For the year ended July 31,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$2,520	$3,205	$(11,985)	$(21,875)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2014 and 2013 of the effective portion of derivatives accounted for under ASC 815-30, Derivatives and Hedging – Cash Flow Hedges that were designated as hedging instruments:

	For the year ended July 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives propane swaps	$15,473	Cost of product sold- propane and other gas liquids sales	$10,175
Interest rate swap agreements	(881)	Interest expense	—
	$14,592		$10,175

	For the year ended July 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives propane swaps	$2,032	Cost of product sold- propane and other gas liquids sales	$(10,613)
Interest rate swap agreements	2,220	Interest expense	—
	$4,252		$(10,613)

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2014, 2013 and 2012 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2014	2013	2012
Beginning balance	$2,066	$(12,799)	$5,161
Change in value on risk management commodity derivatives	15,473	2,032	(23,290)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	(10,175)	10,613	7,108
Change in value on risk management interest rate derivatives	(881)	2,220	(1,778)
Ending balance	$6,483	$2,066	$(12,799)

Ferrellgas expects to reclassify net gains of approximately $5.2 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2014 and 2013, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2014, Ferrellgas had financial derivative contracts covering 1.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $6.6 million at July 31, 2014.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating.  At July 31, 2014, a downgrade in the Partnership’s debt rating could trigger a reduction in credit limit but would not result in any additional collateral requirements.  There were no derivatives with credit-risk-related contingent features in a liability position on July 31, 2014 and Ferrellgas had no collateral posted in the normal course of business related to such derivatives.

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

	For the year ended July 31,
	2014	2013	2012
Operating expense	$216,657	$203,859	$198,576

General and administrative expense	$32,119	$30,053	$26,213

See additional discussions about transactions with the general partner and related parties in Note I – Partners’ deficit.

M.    Contingencies and commitments

Litigation

Ferrellgas' propane and related equipment sales operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. Ferrellgas' propane and related equipment sales and midstream operations face an inherent risk of exposure to general liability claims in the event that the use of these facilities results in injury or destruction of property. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

During the first quarter of fiscal 2014 Ferrellgas reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbecue cylinders. Ferrellgas already paid and reflected in the consolidated financial statements the settlement reached.

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

Ferrellgas has also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of our tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  Ferrellgas anticipates that these lawsuits will be consolidated into one case by a multidistrict litigation panel.  Ferrellgas believes they have strong defenses to the claims and intend to vigorously defend against them.  Ferrellgas does not believe loss is probable or reasonably estimable at this time related to these putative class action lawsuits.

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

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next 7 fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.2 million as of July 31, 2014. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $5.1 million as of July 31, 2014. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2014:

	Future minimum rental and buyout amounts by fiscal year
	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$31,635	$26,182	$21,120	$16,456	$11,798	$11,884

Operating lease buyouts	$1,448	$2,054	$1,509	$2,746	$2,893	$6,649

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $35.6 million, $32.2 million and $31.7 million for fiscal 2014, 2013 and 2012, respectively.

N.    Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $21.8 million, $15.8 million and

$9.4 million during fiscal 2014, 2013 and 2012, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2014, 2013 and 2012 were $3.6 million, $3.0 million and $2.9 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2014, 2013 and 2012, other comprehensive income and other liabilities were adjusted by $0.3 million, $0.3 million and $38 thousand, respectively.

O.    Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. Due to the seasonality of Ferrellgas' business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows.

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was not a dilutive effect resulting from this guidance on basic and diluted net earnings (loss) per common unitholders’ interest for fiscal 2014, 2013 and 2012.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities. Units that could potentially dilute basic net earnings per common unitholders’ interest in the future that were not included in the computation of diluted net earnings per common unitholders’ interest, because it would have been antidilutive for the year ended July 31, 2012 was 0.1 million.

	For the year ended July 31,
	2014	2013	2012
Common unitholders’ interest in net earnings (loss)	$32,879	$55,862	$(10,842)

Weighted average common units outstanding (in thousands)	79,651.1	79,038.6	77,572.4

Dilutive securities	20.6	37.0	—

Weighted average common units outstanding plus dilutive securities	79,671.7	79,075.6	77,572.4

Basic and diluted net earnings (loss) per common unitholders’ interest	$0.41	$0.71	$(0.14)

P.    Segment reporting

During May 2014, Ferrellgas entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests of Sable, a fluid logistics provider in the Eagle Ford shale region of south Texas. With this acquisition Ferrellgas established a new operating and reportable segment referred to as “Midstream Operations” in addition to the existing reportable segment of propane and related equipment sales. The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit and net earnings (loss) attributable to noncontrolling interests. This performance measure is not a GAAP measure but the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings (loss) attributable to Ferrellgas Partners L.P., which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, plant and equipment, inventories, identifiable intangible assets and goodwill. Cash, certain prepaid assets and other assets are not allocated to segments. Although Ferrellgas can and does identify long-lived assets such as property, plant and equipment and identifiable intangible assets to reportable segments, Ferrellgas does not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash charges.
The propane and related equipment sales segment primarily includes the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated through a network of independent and partnership-owned distribution outlets.

Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and oil/condensate. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where it is injected into underground geologic formations using high-pressure pumps. Revenue is derived from fees charged to customers to dispose of salt water at the disposal facilities and crude oil sales from the skimming oil process.

Prior to the Sable acquisition in May 2014, Ferrellgas managed and evaluated its operations as a single reportable segment. As the current two reportable segment structure is the result of the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2013 and 2012 are not provided.

Following is a summary of segment information for the year ended July 31, 2014.

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$2,398,425	$7,435	$—	$2,405,860
Direct costs (1)	2,067,133	3,997	46,582	2,117,712
Adjusted EBITDA	$331,292	$3,438	$(46,582)	$288,148

(1) Direct costs are comprised of "cost of products sold-propane and other gas liquids sales", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock and unit-based compensation charge", "change in fair value of contingent consideration", "litigation accrual and related legal fees associated with a class action lawsuit" and "severance costs".

Following is a reconciliation of our total segment performance measure to consolidated net earnings:

Year Ended July 31,
2014

Net earnings attributable to Ferrellgas Partners, L.P.	$33,211
Income tax expense	2,516
Interest expense	86,502
Depreciation and amortization expense	84,202
EBITDA	206,431
Loss on extinguishment of debt	21,202
Non-cash employee stock ownership plan compensation charge	21,789
Non-cash stock and unit-based compensation charge	24,508
Loss on disposal of assets	6,486
Other expense (income), net	479
Change in fair value of contingent consideration	5,000
Litigation accrual and related legal fees associated with a class action lawsuit	1,749
Net earnings attributable to noncontrolling interest	504
Adjusted EBITDA	$288,148

Following are total assets by segment:

July 31,
2014

Assets
Propane and related equipment sales	$1,400,603
Midstream operations	136,116
Corporate and unallocated	35,551
Total consolidated assets	$1,572,270

Following are capital expenditures by segment:

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Maintenance	$14,682	$181	$3,275	$18,138
Growth	30,501	1,715	627	32,843
Total	$45,183	$1,896	$3,902	$50,981

Q.    Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales, Net earnings attributable to Ferrellgas Partners and common unitholders’ interest in net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of basic and diluted net earnings (loss) per common unitholders’ interest by quarter may not equal the basic and diluted net earnings (loss) per common unitholders’ interest for the year due to variations in the weighted average units outstanding used in computing such amounts.

For the year ended July 31, 2014	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$415,030	$869,683	$722,117	$399,030
Gross margin from propane and other gas liquids sales (a)	123,469	237,940	202,861	126,685
Net earnings (loss)	(25,057)	61,123	45,890	(48,241)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(24,843)	60,464	45,385	(47,795)
Common unitholders’ interest in net earnings (loss)	(24,595)	59,860	44,931	(47,317)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.31)	$0.72	$0.57	$(0.58)

For the year ended July 31, 2013	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$362,909	$658,865	$603,020	$350,673
Gross margin from propane and other gas liquids sales (a)	121,624	206,838	195,201	123,343
Net earnings (loss)	(17,796)	58,843	45,180	(29,060)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(17,658)	58,207	44,681	(28,804)
Common unitholders’ interest in net earnings (loss)	(17,481)	55,069	44,234	(28,516)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.22)	$0.70	$0.56	$(0.36)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales.”

R.  Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued and concluded that, other than the events discussed below, there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

During September 2014, Ferrellgas entered into an asset purchase agreement to acquire two salt water disposal wells in the Eagle Ford shale region of south Texas from C&E Production, LLC and its affiliates ("C&E sellers") based in Bryan, Texas. Consideration was paid in cash upon closing with funds borrowed from the secured credit facility. During September 2014, in a non-brokered registered direct offering, which units are subject to certain transfer restrictions, Ferrellgas issued to Ferrell Companies Inc. and the former equity holders of C&E sellers, an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million. Ferrellgas used these proceeds to pay down a portion of the borrowings under the secured credit facility used to fund the acquisition discussed above, as well as other propane and related equipment sales acquisitions completed during fiscal 2014.

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Partners Finance Corp.
We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2014 and 2013, and the related statements of earnings, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Partners Finance Corp.
Overland Park, Kansas

We have audited the statements of earnings, stockholder’s equity, and cash flows of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P., and referred to herein as the “Company”) for the year ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Ferrellgas Partners Finance Corp. for the year ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 1, 2012

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
BALANCE SHEETS

	July 31,
	2014	2013
ASSETS

Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	15,106	12,957

Accumulated deficit	(15,137)	(12,988)
Total stockholder's equity	$969	$969
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF EARNINGS

	For the year ended July 31,
	2014	2013	2012

General and administrative expense	$2,149	$2,038	$1,999

Net loss	$(2,149)	$(2,038)	$(1,999)
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity
July 31, 2011	1,000	1,000	8,920	(8,951)	969
Capital contribution	—	—	1,999	—	1,999
Net loss	—	—	—	(1,999)	(1,999)
July 31, 2012	1,000	1,000	10,919	(10,950)	969
Capital contribution	—	—	2,038	—	2,038
Net loss	—	—	—	(2,038)	(2,038)
July 31, 2013	1,000	$1,000	$12,957	$(12,988)	$969
Capital contribution	—	—	2,149	—	2,149
Net loss	—	—	—	(2,149)	(2,149)
July 31, 2014	1,000	$1,000	$15,106	$(15,137)	$969
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(2,149)	$(2,038)	$(1,999)
Cash used in operating activities	(2,149)	(2,038)	(1,999)

Cash flows from financing activities:
Capital contribution	2,149	2,038	1,999
Cash provided by financing activities	2,149	2,038	1,999

Change in cash	—	—	—
Cash - beginning of year	969	969	969
Cash - end of year	$969	$969	$969
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

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2014, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $5,675 associated with the net operating loss carryforward of $14,588, which expire at various dates through July 31, 2034, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2014, 2013 or 2012, and there is no net deferred tax asset as of July 31, 2014 and 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas, L.P.
We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (the “Partnership”) as of July 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, partners’ capital, and cash flows for each of the two years in the period ended July 31, 2014. Our audits of the basic consolidated financial statements included the 2014 and 2013 financial statement schedule listed in the index appearing on page S-1. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and subsidiaries
Overland Park, Kansas

We have audited the consolidated statements of earnings, comprehensive income, partners’ capital, and cash flows of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) for the year ended July 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Ferrellgas' management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Ferrellgas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Ferrellgas' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ferrellgas, L.P. and subsidiaries for the year ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 1, 2012

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
	July 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$8,283	$6,307
Accounts and notes receivable (including $159,003 and $130,025 of accounts receivable pledged as collateral at 2014 and 2013, respectively, and net of allowance for doubtful accounts of $4,756 and $3,607 at 2014 and 2013, respectively)	178,602	131,791
Inventories	145,969	117,116
Prepaid expenses and other current assets	32,079	25,582
Total current assets	364,933	280,796

Property, plant and equipment, net	611,787	589,727
Goodwill	273,210	253,362
Intangible assets, net	276,171	189,516
Other assets, net	43,732	39,531
Total assets	$1,569,833	$1,352,932

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$69,360	$49,128
Short-term borrowings	69,519	50,054
Collateralized note payable	91,000	82,000
Other current liabilities	123,153	118,903
Total current liabilities	353,032	300,085

Long-term debt	1,110,214	924,940
Other liabilities	36,662	33,431
Contingencies and commitments (Note M)

Partners' capital:
Limited partner	63,024	91,810
General partner	643	938
Accumulated other comprehensive income	6,258	1,728
Total partners' capital	69,925	94,476
Total liabilities and partners' capital	$1,569,833	$1,352,932
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
	For the year ended July 31,
	2014	2013	2012

Revenues:
Propane and other gas liquids sales	$2,147,343	$1,739,267	$2,160,945
Other	258,517	236,200	178,147
Total revenues	2,405,860	1,975,467	2,339,092

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,456,388	1,092,261	1,601,886
Cost of product sold - other	158,152	144,456	95,323
Operating expense (includes $5.3 million, $2.4 million and $2.7 million for the years ended July 31, 2014, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	451,551	412,430	401,377
Depreciation and amortization expense	84,202	83,344	83,841
General and administrative expense (includes $19.2 million, $11.2 million and $6.1 million for the years ended July 31, 2014, 2013 and 2012, respectively, for non-cash stock and unit-based compensation)	65,156	53,181	43,212
Equipment lease expense	17,745	15,983	14,648
Non-cash employee stock ownership plan compensation charge	21,789	15,769	9,440
Loss on disposal of assets	6,486	10,421	6,035

Operating income	144,391	147,622	83,330

Interest expense	(70,332)	(72,974)	(77,127)
Loss on extinguishment of debt	(21,202)	—	—
Other income (expense), net	(479)	565	506

Earnings before income taxes	52,378	75,213	6,709

Income tax expense	2,471	1,838	1,120

Net earnings	$49,907	$73,375	$5,589
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	For the year ended July 31,
	2014	2013	2012

Net earnings	$49,907	$73,375	$5,589
Other comprehensive income (loss)
Change in value on risk management derivatives	14,592	4,252	(25,068)
Reclassification of gains and losses of derivatives to earnings	(10,175)	10,613	7,108
Foreign currency translation adjustment	(145)	(147)	(52)
Pension liability adjustment	258	290	38
Other comprehensive income (loss)	4,530	15,008	(17,974)
Comprehensive income (loss)	$54,437	$88,383	$(12,385)
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2011	$261,323	$2,669	$4,694	$268,686

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	18,099	184		18,283
Contributions in connection with acquisitions	1,300	13		1,313
Cash contributed by Ferrellgas Partners and general partner	50,700	518		51,218
Distributions	(172,218)	(1,757)		(173,975)
Net earnings	5,533	56		5,589
Other comprehensive loss			(17,974)	(17,974)

Balance at July 31, 2012	164,737	1,683	(13,280)	153,140

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	29,019	295		29,314
Cash contributed by Ferrellgas Partners and general partner	800	9		809
Distributions	(175,380)	(1,790)		(177,170)
Net earnings	72,634	741		73,375
Other comprehensive income			15,008	15,008

Balance at July 31, 2013	91,810	938	1,728	94,476

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	45,829	468		46,297
Contributions in connection with acquisitions	1,500	15		1,515
Cash contributed by Ferrellgas Partners and general partner	51,105	521		51,626
Distributions	(176,623)	(1,803)		(178,426)
Net earnings	49,403	504		49,907
Other comprehensive income			4,530	4,530

Balance at July 31, 2014	$63,024	$643	$6,258	$69,925
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$49,907	$73,375	$5,589
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	84,202	83,344	83,841
Non-cash employee stock ownership plan compensation charge	21,789	15,769	9,440
Non-cash stock and unit-based compensation charge	24,508	13,545	8,843
Loss on disposal of assets	6,486	10,421	6,035
Loss on extinguishment of debt	6,526	—	—
Change in fair value of contingent consideration	5,000	—	—
Provision for doubtful accounts	3,419	2,066	4,822
Deferred tax expense	88	133	913
Other	4,898	4,067	1,902
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(48,087)	(5,901)	30,497
Inventories	(28,738)	15,869	8,541
Prepaid expenses and other current assets	(3,994)	6,143	(8,485)
Accounts payable	16,279	508	(19,143)
Accrued interest expense	(7,611)	(151)	165
Other current liabilities	8,674	6,454	7,988
Other liabilities	(1,896)	303	(445)
Net cash provided by operating activities	141,450	225,945	140,503

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(162,019)	(37,186)	(10,400)
Capital expenditures	(52,572)	(40,910)	(49,303)
Proceeds from sale of assets	4,524	9,980	5,742
Other	(23)	—	—
Net cash used in investing activities	(210,090)	(68,116)	(53,961)

Cash flows from financing activities:
Distributions	(178,426)	(177,170)	(173,975)
Contributions from partners	51,626	809	51,218
Proceeds from increase in long-term debt	750,351	58,356	49,697
Payments on long-term debt	(569,841)	(3,912)	(52,885)
Net additions to (reductions in) short-term borrowings	19,465	(45,676)	30,803
Net additions to collateralized short-term borrowings	9,000	8,000	13,000
Cash paid for financing costs	(11,414)	—	(3,472)
Net cash provided by (used in) financing activities	70,761	(159,593)	(85,614)

Effect of exchange rate changes on cash	(145)	(147)	(52)

Increase (decrease) in cash and cash equivalents	1,976	(1,911)	876
Cash and cash equivalents - beginning of year	6,307	8,218	7,342
Cash and cash equivalents - end of year	$8,283	$6,307	$8,218
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

Ferrellgas, L.P. is engaged in the following reportable business segment activities:

•
Propane and related equipment sales consists of the distribution of propane and related equipment and supplies. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

•
Midstream operations consists of eight salt water disposal wells in the Eagle Ford shale region of south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water that is transported by truck to our disposal wells.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, assumptions used to value business combinations, fair values of derivative contracts and stock and unit-based compensation calculations.

(2)    Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all intercompany accounts and transactions. Ferrellgas, L.P. consolidates the following wholly-owned entities: Sable Environmental, LLC, Sable SWD 2, LLC, Blue Rhino Global Sourcing, Inc., Blue Rhino Canada, Inc., Ferrellgas Real Estate, Inc., Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a special purpose entity that has agreements with Ferrellgas, L.P. to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(3)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2014	2013	2012
CASH PAID FOR:
Interest	$75,121	$68,334	$72,999
Income taxes	$771	$534	$756
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$1,500	$—	$1,300
Liabilities incurred in connection with acquisitions	$4,312	$2,035	$2,321
Change in accruals for property, plant and equipment additions	$978	$533	$233

(4)    Fair value measurements: Ferrellgas L.P. measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

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

(8)    Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill recorded is not deductible for income tax purposes. Ferrellgas, L.P. has determined that it has four reporting units for goodwill impairment testing purposes. Three of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to its carrying amount. Ferrellgas, L.P. has completed the impairment test for the Retail operations and Products reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2014. Goodwill associated with the Midstream operations reporting unit is a result of our acquisition of Sable Environmental, LLC and Sable SWD 2, LLC (collectively "Sable") on May 1, 2014.

(9)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer related assets, non-compete agreements, permits, favorable lease arrangements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas, L.P. tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas, L.P. has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G – Goodwill and intangible assets, net – for further discussion of intangible assets.

(10)    Derivatives instruments and hedging activities:

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

Ferrellgas L.P.’s risk management activities may include the use of financial derivative instruments including, but not limited to, swaps, options, and futures to seek protection from adverse price movements and to minimize potential losses. Ferrellgas L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. All of Ferrellgas L.P.’s derivative instruments are reported on the consolidated balance sheets at fair value.

Ferrellgas L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas L.P.’s financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas L.P. makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas, L.P.’s risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets”, "Other assets, net", “Other current liabilities” or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

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

Ferrellgas L.P. enters into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is recorded at fair value while the fair value of interest rate derivatives that are considered fair value hedges are classified as “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or “Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of earnings.

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

(11)   Revenue recognition: Revenues from our propane and related equipment sales segment are recognized at the time product is delivered with payments generally due 30 days after receipt. Amounts are considered past due after 30 days.

Ferrellgas determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions. Ferrellgas offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable propane tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

Revenues from our midstream operations segment are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Salt water disposal revenues are based on Ferrellgas L.P.'s published or negotiated water disposal rates. Customers deliver salt water to be disposed to facilities and revenue is recognized when actual volumes of water are off-loaded at the facilities. Skimming oil disposal revenues are determined based on published rates subject to adjustments based on the quality of the oil sold and are recognized when actual volumes are delivered to the customer who determines the quality of the oil and collectability is reasonably assured. Amounts are considered past due after 30 days. Ferrellgas determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions.

(12)   Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses within our propane and related equipment sales segment are classified within “Operating expense” in the consolidated statements of earnings. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas, L.P. are classified within “Equipment lease expense.” See Note E – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(13)    Cost of product sold: “Cost of product sold – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. “Cost of product sold – other” primarily includes costs related to the sale of propane appliances and equipment and supplies and transportation costs related to the processing and disposal of salt water.

(14)   Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies and midstream operations segment.

(15) General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(16)  Stock-based plan:

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)
The ICP is not a Ferrellgas, L.P. stock-compensation plan; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2014, 2013 and 2012, the portion of the total non-cash compensation charge relating to the ICP was $24.5 million, $13.5 million and $8.8 million, respectively.

Ferrell Companies is authorized to issue up to 9.25 million stock appreciation rights (“SARs”) that are based on shares of Ferrell Companies common stock. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The ICP awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

(17)    Income taxes:  Ferrellgas, L.P. is a limited partnership and owns three subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between Ferrellgas, L.P.’s financial reporting year end and limited partners tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2014	2013	2012
Current expense	$2,383	$1,705	$207
Deferred expense	88	133	913
Income tax expense	$2,471	$1,838	$1,120

Deferred taxes consisted of the following:

	July 31,
	2014	2013
Deferred tax assets	$1,152	$1,367
Deferred tax liabilities	(4,313)	(4,602)
Net deferred tax liability	$(3,161)	$(3,235)

(18)   Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19)  New accounting standards:

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

FASB Accounting Standard Update Nos. 2011-05 and 2011-12
In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas, L.P.'s adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-08
In September 2011, the FASB issued ASU 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15,

2011. Ferrellgas L.P.'s adoption of this guidance in fiscal 2013 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2012-02
In July 2012, the FASB issued ASU 2012-02, which amends the existing guidance on impairment testing of indefinite-lived intangible assets. Under the new guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Ferrellgas L.P.'s adoption of this guidance in fiscal 2013 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2014-09
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for Ferrellgas L.P. for its annual reporting period beginning August 1, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. Ferrellgas L.P. is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.

FASB Accounting Standard Update No. 2014-08
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. Ferrellgas, L.P. is currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.

C.    Business combinations

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas, L.P.’s balance sheets or results of operations.

Propane and related equipment sales

During fiscal 2014, Ferrellgas acquired seven propane distribution assets with an aggregate value of $38.7 million in the following transactions:

•	KanGas, based in Kansas, acquired November 2013;

•	Motor Propane, based in Wisconsin, acquired December 2013;

•	Country Boys Propane, based in Georgia, acquired March 2014;

•	Viking Propane, based in California, acquired May 2014;

•	Kaw Valley Propane, based in Kansas, acquired June 2014;

•	Wise Choice Propane, based in Ohio, acquired July 2014; and

•	Sharp Propane, based in Texas, acquired July 2014.

During fiscal 2013, Ferrellgas, L.P. acquired propane distribution and grilling tool assets with an aggregate value of $39.2 million in the following transactions:

•	Capitol City Propane, based in California, acquired September 2012;

•	Flores Gas, based in Texas, acquired October 2012;

•	IGS Propane, based in Connecticut, acquired December 2012;

•	Mr. Bar-B-Q, based in New York, acquired March 2013; and

•	Western Petroleum, based in Utah, acquired April 2013.

During fiscal 2012, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $14.0 million in the following transactions:

•	Economy Propane, based in California, acquired September 2011;

•	Federal Petroleum Company, based in Texas, acquired October 2011;

•	Polar Gas Company, based in Wisconsin, acquired November 2011;

•	Welch Propane, based in Texas, acquired November 2011; and

•	Rio Grande Valley Gas, based in Texas, acquired January 2012.

The goodwill arising from the propane and related equipment sales acquisitions consists largely of the synergies and economies of scale expected from combining the operations of Ferrellgas and the acquired companies.

Midstream Operations

During fiscal 2014, Ferrellgas L.P. acquired salt water disposal assets with an aggregate value of $130.3 million relating to the midstream operations business segment. This included the acquisition in May 2014 of Sable Environmental, LLC and Sable SWD 2, LLC ("Sable"), based in Corpus Christi, Texas and the acquisition of Dietert SWD, based in LaSalle County, Texas. The Sable acquisition was funded through borrowings from the secured credit facility, and subsequently Sable's ownership group purchased $50.0 million of Ferrellgas Partners common units. The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to Sable, including the knowledge and experience of the workforce in place.

These acquisitions, for the propane and related equipment sales and midstream operations reportable segments, respectively, were funded as follows:

	For the year ended July 31,
	2014		2013		2012
	Propane and related equipment sales	Midstream operations	Propane and related equipment sales	Midstream operations	Propane and related equipment sales	Midstream operations
Cash payments, net of cash acquired	$34,234	$127,785	$37,186	$—	$10,400	$—
Issuance of liabilities and other costs and considerations	2,927	2,555	2,035	—	2,334	—
Contribution of net assets from Ferrellgas Partners	1,500	—	—	—	1,300	—
Aggregate fair value of transactions	$38,661	$130,340	$39,221	$—	$14,034	$—

The acquisition of Sable included contingent consideration which requires Ferrellgas L.P. to pay the former owners of Sable a multiple for earnings in excess of certain EBITDA targets for each of the first two years following the acquisition date. At the date of acquisition, the potential undiscounted amount of all future payments that Ferrellgas L.P. could be required to make under the contingent consideration arrangement is between $0 and $2.0 million based upon management's estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded at the date of acquisition. See further discussion of the determination of the fair value of the contingent consideration at Note J - Fair Value Measurements.

The aggregate fair values, for the acquisitions in propane and related equipment sales and midstream operations reporting segments, respectively, were allocated as follows:

	For the year ended July 31,
	2014		2013		2012
	Propane and related equipment sales	Midstream operations	Propane and related equipment sales	Midstream operations	Propane and related equipment sales	Midstream operations
Working capital	$(919)	$490	$7,302	$—	$—	$—
Customer tanks, buildings, land and other	14,519	622	5,155	—	7,454	—
Salt water disposal wells	—	24,288	—	—	—	—
Goodwill	2,922	16,957	4,640	—	—	—
Customer lists	19,480	64,000	12,211	—	5,574	—
Non-compete agreements	2,659	13,300	944	—	1,006	—
Permits and favorable lease arrangements	—	10,683	—	—	—	—
Other intangibles	—	—	5,678	—	—	—
Trade names & trademarks	—	—	3,291	—	—	—
Aggregate fair value of transactions	$38,661	$130,340	$39,221	$—	$14,034	$—

The estimated fair values and useful lives of assets acquired during fiscal 2014 are based on a preliminary valuations and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2013 and 2012 are based on internal valuations and included only minor adjustments during the 12 month period after the dates of acquisition.

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

E.    Supplemental financial statement information

Inventories consist of the following:

	2014	2013
Propane gas and related products	$121,111	$94,946
Appliances, parts and supplies	24,858	22,170
Inventories	$145,969	$117,116

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 36 months. As of July 31, 2014, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 18.3 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2014	2013
Land	Indefinite	$31,890	$30,978
Land improvements	2-20	12,812	12,021
Buildings and improvements	20	68,492	67,050
Vehicles, including transport trailers	8-20	95,701	101,224
Bulk equipment and district facilities	5-30	109,739	107,835
Tanks, cylinders and customer equipment	2-30	772,402	767,365
Salt water disposal wells and related equipment	2-23	24,288	—
Computer and office equipment	2-5	116,265	117,718
Construction in progress	n/a	7,029	3,077
		1,238,618	1,207,268
Less: accumulated depreciation		626,831	617,541
Property, plant and equipment, net		$611,787	$589,727

Depreciation expense totaled $58.3 million, $59.3 million and $60.0 million for fiscal 2014, 2013 and 2012, respectively.

Other current liabilities consist of the following:

	2014	2013
Accrued interest	$10,176	$17,787
Accrued payroll	37,120	30,295
Customer deposits and advances	25,412	20,420
Other	50,445	50,401
Other current liabilities	$123,153	$118,903

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2014	2013	2012
Operating expense	$190,999	$181,932	$177,903
Depreciation and amortization expense	5,829	5,744	6,545
Equipment lease expense	15,807	14,028	12,841
	$212,635	$201,704	$197,289

F.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2014	2013
Accounts receivable pledged as collateral	$159,003	$130,025
Accounts receivable	24,108	4,867
Other	247	506
Less: Allowance for doubtful accounts	(4,756)	(3,607)
Accounts and notes receivable, net	$178,602	$131,791

During January 2012, Ferrellgas, L.P. executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces Ferrellgas, L.P.’s previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. At July 31, 2014,

$159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2014, Ferrellgas, L.P. had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2013, Ferrellgas, L.P. had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.1% and 2.4% as of July 31, 2014 and 2013, respectively.

G.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2014			July 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$273,210	$—	$273,210	$253,362	$—	$253,362

Intangible assets, net
Amortized intangible assets
Customer related	$500,100	$(322,277)	$177,823	$416,620	$(302,179)	$114,441
Non-compete agreements	63,933	(43,120)	20,813	47,974	(40,994)	6,980
Permits and favorable lease arrangements	10,683	(119)	10,564	—	—	—
Other	9,177	(4,592)	4,585	9,172	(3,445)	5,727
	583,893	(370,108)	213,785	473,766	(346,618)	127,148

Unamortized intangible assets
Trade names & trademarks	62,386		62,386	62,368		62,368
Total intangible assets, net	$646,279	$(370,108)	$276,171	$536,134	$(346,618)	$189,516

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Propane and related equipment sales	Midstream operations	Total
Balance July 31, 2012	$248,944	$—	$248,944
Acquisitions	4,640	—	4,640
Other	(222)	—	(222)
Balance July 31, 2013	253,362	—	253,362
Acquisitions	2,922	16,957	19,879
Other	(31)	—	(31)
Balance July 31, 2014	$256,253	$16,957	$273,210

Customer related intangibles have estimated lives of 12 to 15 years, permits and favorable lease arrangements have estimated lives of 15 years while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas, L.P. intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer related intangibles, permits and favorable lease arrangements, non-compete agreements and other intangibles carry a weighted average life of eleven years, fifteen years, seven years and six years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2014	$23,490
2013	21,725
2012	21,604

Estimated amortization expense:
For the year ended July 31,
2015	$27,950
2016	26,164
2017	25,589
2018	23,034
2019	17,247

H.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2014 and 2013, $69.5 million and $50.1 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2014	2013
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 6.75%, due 2022, net of unamortized premium of $5,863 (2)	480,863	—
Fixed rate, 9.125%, due 2017, net of unamortized discount of $2,556 at July 31, 2013	—	297,444
Fair value adjustments related to interest rate swaps	(2,534)	(1,657)

Secured credit facility
Variable interest rate, expiring October 2018 (net of $69.5 million and $50.1 million classified as short-term borrowings at July 31, 2014 and 2013, respectively)	123,781	121,346

Notes payable
8.8% and 9.1% weighted average interest rate at July 31, 2014 and 2013, respectively, due 2014 to 2022, net of unamortized discount of $2,239 and $2,392 at July 31, 2014 and 2013, respectively	11,727	10,898
	1,113,837	928,031
Less: current portion, included in other current liabilities on the consolidated balance sheets	3,623	3,091
Long-term debt	$1,110,214	$924,940

(1)
During November 2010, Ferrellgas L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. These notes are general unsecured senior obligations of Ferrellgas L.P. and are effectively junior to all future senior secured indebtedness of Ferrellgas L. P., to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas L.P. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. Ferrellgas L.P. would incur prepayment penalties if it were to repay the notes prior to 2019.

(2)
During November 2013, Ferrellgas L.P. issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas L.P. received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas L.P. used the net proceeds to redeem all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas L.P. used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt. During June 2014, Ferrellgas L.P. issued an additional $150.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to 104% of par. Ferrellgas, L.P. used the net proceeds for general corporate purposes, including to repay indebtedness under its secured credit facility and to pay related transaction fees and expenses.

Secured credit facility

During October 2013, Ferrellgas L.P. executed a second amendment to its secured credit facility. This amendment extended the maturity date to October 2018, increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million and decreased interest rates by 0.25%. Ferrellgas, L.P. incurred a loss on extinguishment of debt of $0.3 million related to the writeoff of capitalized financing costs.

During June 2014, Ferrellgas L.P. executed a third amendment to its secured credit facility. This amendment increased the size of this facility from $500.0 million to $600.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2014, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt. As of July 31, 2013, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt.

Borrowings outstanding at July 31, 2014 and 2013 under the secured credit facility had a weighted average interest rate of 3.4% and 3.7%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75% (as of July 31, 2014 and 2013, the margin was  1.25% and 1.75%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75% (as of July 31, 2014 and 2013, the margin was 2.25% and 2.75%, respectively).

As of July 31, 2014, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2013, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2014, the one-month and three-month Eurodollar Rates were 0.17% and 0.24%, respectively. As of July 31, 2013, the one-month and three-month Eurodollar Rates were 0.22% and 0.28%, respectively.

In addition, an annual commitment fee is payable at a per annum rate range from 0.35% to 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

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

Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2014, Ferrellgas, L.P. had available letter of credit remaining capacity of $143.7 million. At July 31, 2013 Ferrellgas, L.P. had available letter of credit remaining capacity of $146.1 million. Ferrellgas, L.P. incurred commitment fees of $1.2 million, $0.9 million and $0.9 million in fiscal 2014, 2013 and 2012, respectively.

Interest rate swaps

In May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Beginning in May 2012, Ferrellgas, L.P. will receive 9.125% and will pay one-month LIBOR plus 7.96%, on the $140.0 million swapped. In October 2013, this interest rate swap was terminated. As a result, the operating partnership discontinued hedge accounting treatment for this agreement at a cost of $0.2 million,, which was classified as loss on extinguishment of debt when the related senior notes were redeemed as discussed above. The operating partnership accounted for this agreement as a fair value hedge. In May 2012, Ferrellgas, L.P. also entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Beginning in May 2012, Ferrellgas, L.P. will receive 6.5% and will pay a one-month LIBOR plus 4.715%, on the $140.0 million swapped. The operating partnership accounts for this agreement as a fair value hedge.
.

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

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2014, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the year ending July 31,	Scheduled annual principal payments
2015	$3,623
2016	3,523
2017	3,186
2018	1,704
2019	124,855
Thereafter	975,856
Total	$1,112,747

I.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the year ended July 31,
	2014	2013	2012
Ferrellgas Partners	$176,623	$175,380	$172,218
General partner	1,803	1,790	1,757

On August 21, 2014, Ferrellgas, L.P. declared distributions for the three months ended July 31, 2014 to Ferrellgas Partners and the general partner of $41.8 million and $0.4 million, respectively, which were paid on September 12, 2014.

Partnership contributions

During fiscal 2014 and 2013, Ferrellgas, L.P. received cash contributions of $51.1 million and $0.8 million, respectively, from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.’s secured credit facility.

During fiscal 2014 Ferrellgas, L.P. received asset contributions of $1.5 million from Ferrellgas Partners in connection with acquisitions of propane distribution assets.

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2014 and 2013.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2014, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.5 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2013, the general partner made cash contributions of $9 thousand and non-cash contributions of $0.3 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

J.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2014 and 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Commodity derivatives propane swaps	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Commodity derivatives propane swaps	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Commodity derivatives propane swaps	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Commodity derivatives propane swaps	$—	$(907)	$—	$(907)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended July 31, 2014:

Contingent consideration liability
Balance at July 31, 2013	$—
Estimated value at acquisition	1,400
Increase in fair value related to accretion	110
Change in fair value included in earnings	4,890
Balance at July 31, 2014	$6,400
Quantitative Information about Level 3 Fair Value Measurements

	Fair value at July 31, 2014	Valuation technique		Unobservable input	Range	Weighted Average
Contingent consideration liability	$6,400	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	10% - 70%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas' weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of July 31, 2014, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(470)	$400	$840	$(1,010)

Methodology

The fair values of Ferrellgas L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

The fair value of Ferrellgas L.P.'s contingent consideration for the Sable acquisition is based upon our estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded then discounting that value at a risk- and inflation-adjusted rate. The inputs to this model are the likelihood of meeting and exceeding the target EBITDA metric and discount rate. Management and the sellers prepared an operating forecast based on Sable's operating capacities, historical performance, and projected oil and water volumes and set a target EBITDA metric. Management then assessed the likelihood of this target EBITDA metric being achieved and exceeded and assigned probabilities to various potential outcomes. To determine the appropriate discount rate, management used observable inputs such as inflation rates, short and long-term yields for U.S. government securities and our nonperformance risk. Due to the significant unobservable inputs required in this measurement, management determined that the fair value measurement of the contingent consideration liability is level 3 in the fair value hierarchy.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2014 and July 31, 2013, the estimated fair value of Ferrellgas L.P.’s long-term debt instruments was $1,215.3 million and $999.2 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activity

During the years ended July 31, 2014 and 2013, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2014 and 2013:

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Propane commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Propane commodity derivatives	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

The following table provides a summary of the effect on Ferrellgas L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2014 and 2013 of derivatives accounted for under ASC 815-25, Derivatives and Hedging – Fair Value Hedges, that were designated as hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,		For the year ended July 31,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$2,520	$3,205	$(11,985)	$(21,875)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2014 and 2013 of the effective portion of derivatives accounted for under ASC 815-30, Derivatives and Hedging – Cash Flow Hedges, that were designated as hedging instruments:

	For the year ended July 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives propane swaps	$15,473	Cost of product sold- propane and other gas liquids sales	$10,175
Interest rate swap agreements	(881)	Interest expense	—
	$14,592		$10,175

	For the year ended July 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives propane swaps	$2,032	Cost of product sold- propane and other gas liquids sales	$(10,613)
Interest rate swap agreements	2,220	Interest expense	—
	$4,252		$(10,613)
The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2014, 2013 and 2012 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2014	2013	2012
Beginning balance	$2,066	$(12,799)	$5,161
Change in value on risk management commodity derivatives	15,473	2,032	(23,290)
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	(10,175)	10,613	7,108
Change in value on risk management interest rate derivatives	(881)	2,220	(1,778)
Ending balance	$6,483	$2,066	$(12,799)

Ferrellgas, L.P. expects to reclassify net gains of approximately $5.2 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2014 and 2013, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2014, Ferrellgas, L.P. had financial derivative contracts covering 1.4 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $6.6 million at July 31, 2014.

Ferrellgas L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating.  As of July 31, 2014, a downgrade in the Partnership’s debt rating could trigger a reduction in credit limit but would not result in any additional collateral requirements.  There were no derivatives with credit-risk-related contingent features in a liability position on July 31, 2014 and Ferrellgas L.P. had no posted collateral in the normal course of business related to such derivatives.

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

	For the year ended July 31,
	2014	2013	2012
Operating expense	$216,657	$203,859	$198,576

General and administrative expense	$32,119	$30,053	$26,213

See additional discussions about transactions with the general partner and related parties in Note I – Partners’ capital.

M.    Contingencies and commitments

Litigation

Ferrellgas L.P.'s propane and related equipment sales operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. Ferrellgas L.P.'s propane and related equipment sales and midstream operations face an inherent risk of exposure to general liability claims in the event that the use of these facilities results in injury or destruction of property. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

During the first quarter of fiscal 2014 Ferrellgas L.P. reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbecue cylinders. Ferrellgas L.P. already paid and reflected in the consolidated financial statements the settlement reached.

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas L.P. and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  Ferrellgas L.P. has filed an answer to the complaint and believes that the FTC’s claims are without merit and will vigorously defend the claims. Ferrellgas does not believe loss is probable or reasonably estimable at this time.

Ferrellgas L.P. has also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of our tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that Ferrellgas L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  Ferrellgas L.P. anticipates that these lawsuits will be consolidated into one case by a multidistrict litigation panel.  Ferrellgas L.P. believes they have strong defenses to the claims and intend to vigorously defend against them.  Ferrellgas L.P. does not believe loss is probable or reasonably estimable at this time related to these putative class action lawsuits.

Ferrellgas L.P. has also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. Ferrellgas L.P. believes the claims are without merit and intends to defend them vigorously. The case has not been certified for class treatment. Ferrellgas L.P. recently prevailed on an appeal before the Tenth Circuit Court of Appeals and the appellate court ordered the trial court to determine whether the case must be arbitrated. Ferrellgas L.P. does not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

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

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next 7 fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $1.2 million as of July 31, 2014. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $5.1 million as of July 31, 2014. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2014:

	Future minimum rental and buyout amounts by fiscal year
	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$31,635	$26,182	$21,120	$16,456	$11,798	$11,884

Operating lease buyouts	$1,448	$2,054	$1,509	$2,746	$2,893	$6,649

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $35.6 million, $32.2 million and $31.7 million for fiscal 2014, 2013 and 2012, respectively.

N.    Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $21.8 million,

$15.8 million and $9.4 million during fiscal 2014, 2013 and 2012, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2014, 2013 and 2012 were $3.6 million, $3.0 million and $2.9 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2014, 2013 and 2012, other comprehensive income and other liabilities were adjusted by $0.3 million, $0.3 million and $38 thousand, respectively.

O.    Segment reporting

During May 2014, Ferrellgas L.P. entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests of Sable, a fluid logistics provider in the Eagle Ford shale region of south Texas. With this acquisition Ferrellgas L.P. established a new operating and reportable segment referred to as “Midstream Operations” in addition to the existing reportable segment of propane and related equipment sales. The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on earnings before income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets and other, other income (expense), net, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit and net earnings (loss) attributable to noncontrolling interests. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings (loss), which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
Assets reported within a segment are those assets that can be identified to a segment and primarily consist of trade receivables, property, plant and equipment, inventories, identifiable intangible assets and goodwill. Cash, certain prepaid assets and other assets are not allocated to segments. Although Ferrellgas L.P. can and does identify long-lived assets such as property, plant and equipment and identifiable intangible assets to reportable segments, Ferrellgas L.P. does not allocate the related depreciation and amortization to the segment as management evaluates segment performance exclusive of these non-cash charges.
The propane and related equipment sales segment primarily includes the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated through a network of independent and partnership-owned distribution outlets.

Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and oil/condensate. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where it is injected into underground geologic formations using high-pressure pumps. Revenue is derived from fees charged to customers to dispose of salt water at the disposal facilities and crude oil sales from the skimming oil process.

Prior to the Sable acquisition in May 2014, Ferrellgas managed and evaluated its operations as a single reportable segment. As the current two reportable segment structure is the result of the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2013 and 2012 are not provided.

Following is a summary of segment information for the year ended July 31, 2014.

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$2,398,425	$7,435	$—	$2,405,860
Direct costs (1)	2,067,156	3,997	46,582	2,117,735
Adjusted EBITDA	$331,269	$3,438	$(46,582)	$288,125

(1) Direct costs are comprised of "cost of products sold-propane and other gas liquids sales", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock and unit-based compensation charge", "change in fair value of contingent consideration", "litigation accrual and related legal fees associated with a class action lawsuit" and "severance costs".

Following is a reconciliation of our total segment performance measure to consolidated net earnings:

Year Ended July 31,
2014

Net earnings	$49,907
Income tax expense	2,471
Interest expense	70,332
Depreciation and amortization expense	84,202
EBITDA	206,912
Loss on extinguishment of debt	21,202
Non-cash employee stock ownership plan compensation charge	21,789
Non-cash stock and unit-based compensation charge	24,508
Loss on disposal of assets	6,486
Other expense (income), net	479
Change in fair value of contingent consideration	5,000
Litigation accrual and related legal fees associated with a class action lawsuit	1,749
Adjusted EBITDA	$288,125

Following are total assets by segment:

July 31,
2014

Assets
Propane and related equipment sales	$1,400,603
Midstream operations	136,116
Corporate and unallocated	33,114
Total consolidated assets	$1,569,833

Following are capital expenditures by segment:

	Year Ended July 31, 2014
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Maintenance	$14,682	$181	$3,275	$18,138
Growth	30,501	1,715	627	32,843
Total	$45,183	$1,896	$3,902	$50,981

P.    Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the seasonality of Ferrellgas' business, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales and Net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

For the year ended July 31, 2014	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$415,030	$869,683	$722,117	$399,030
Gross margin from propane and other gas liquids sales (a)	123,469	237,940	202,861	126,685
Net earnings (loss)	$(21,138)	$65,171	$50,053	$(44,179)

For the year ended July 31, 2013	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$362,909	$658,865	$603,020	$350,673
Gross margin from propane and other gas liquids sales (a)	121,624	206,838	195,201	123,343
Net earnings (loss)	$(13,692)	$62,953	$49,396	$(25,282)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales.”

Q.  Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued and concluded that, other than the events discussed below, there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

During September 2014, Ferrellgas L.P. entered into an asset purchase agreement to acquire two salt water disposal wells in the Eagle Ford shale region of south Texas from C&E Production, LLC and its affiliates ("C&E sellers") based in Bryan, Texas. Consideration was paid in cash upon closing with funds borrowed from the secured credit facility. During September 2014, in a non-brokered registered direct offering, which units are subject to certain transfer restrictions, Ferrellgas Partners issued to Ferrell Companies Inc. and the former equity holders of C&E sellers, an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million. Ferrellgas Partners contributed these proceeds to Ferrellgas L.P. to pay down a portion of the borrowings under the secured credit facility used to fund the acquisition discussed above, as well as other propane and related equipment sales acquisitions completed during fiscal 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Finance Corp.
We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2014 and 2013, and the related statements of earnings, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Finance Corp.
Overland Park, Kansas

We have audited the statements of earnings, stockholder’s equity, and cash flows of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P., and referred to herein as the “Company”) for the year ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Ferrellgas Finance Corp. for the year ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 1, 2012

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
BALANCE SHEETS
	July 31,
	2014	2013
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	49,159	43,870

Accumulated deficit	(49,059)	(43,770)
Total stockholder's equity	$1,100	$1,100
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF EARNINGS
	For the year ended July 31,
	2014	2013	2012

General and administrative expense	$5,289	$4,999	$3,489

Net loss	$(5,289)	$(4,999)	$(3,489)
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY
			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity

July 31, 2011	1,000	$1,000	$35,382	$(35,282)	$1,100
Capital contribution	—	—	3,489	—	3,489
Net loss	—	—	—	(3,489)	(3,489)
July 31, 2012	1,000	1,000	38,871	(38,771)	1,100
Capital contribution	—	—	4,999	—	4,999
Net loss	—	—	—	(4,999)	(4,999)
July 31, 2013	1,000	1,000	43,870	(43,770)	1,100
Capital contribution	—	—	5,289	—	5,289
Net loss	—	—	—	(5,289)	(5,289)
July 31, 2014	1,000	$1,000	$49,159	$(49,059)	$1,100
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF CASH FLOWS
	For the year ended July 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(5,289)	$(4,999)	$(3,489)
Cash used in operating activities	(5,289)	(4,999)	(3,489)

Cash flows from financing activities:
Capital contribution	5,289	4,999	3,489
Cash provided by financing activities	5,289	4,999	3,489

Change in cash	—	—	—
Cash - beginning of year	1,100	1,100	1,100
Cash - end of year	$1,100	$1,100	$1,100

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

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2014, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $19,103 associated with the net operating loss carryforward of $49,109, which expires at various dates through July 31, 2034, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2014, 2013 or 2012, and there is no net deferred tax asset as of July 31, 2014 and 2013.

D.    Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2014 and 2013 and Statements of Earnings and Cash Flows for the years ended July 31, 2014, 2013 and 2012	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2014, 2013 and 2012	S-4

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2014, 2013 and 2012	S-5

		Schedule 1
FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)
	July 31,
	2014	2013
ASSETS

Cash and cash equivalents	$6	$157
Prepaid expenses and other current assets	—	26
Investment in Ferrellgas, L.P.	69,205	93,507
Other assets, net	2,439	2,913
Total assets	$71,650	$96,603

LIABILITIES AND PARTNERS' DEFICIT

Other current liabilities	$2,016	$2,199
Long-term debt	182,000	182,000

Partners' deficit
Common unitholders (81,228,237 and 79,072,819 units outstanding at 2014 and 2013, respectively)	(57,893)	(28,931)
General partner (820,487 and 798,715 units outstanding at 2014 and 2013, respectively)	(60,654)	(60,362)
Accumulated other comprehensive income	6,181	1,697
Total Ferrellgas Partners, L.P. partners' deficit	(112,366)	(87,596)
Total liabilities and partners' deficit	$71,650	$96,603

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF EARNINGS
(in thousands)
	For the year ended July 31,
	2014	2013	2012
Equity in earnings of Ferrellgas, L.P.	$49,403	$72,634	$5,533
Operating expense	23	(20)	(350)

Operating income	49,426	72,614	5,183

Interest expense	(16,170)	(16,171)	(16,127)
Income tax expense	(45)	(17)	(8)

Net earnings (loss)	$33,211	$56,426	$(10,952)

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$33,211	$56,426	$(10,952)
Reconciliation of net earnings (loss) to net cash used in operating activities:
Other	426	383	398
Equity in earnings of Ferrellgas, L.P.	(49,403)	(72,634)	(5,533)
Net cash used in operating activities	(15,766)	(15,825)	(16,087)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	176,623	175,380	172,218
Cash contributed to Ferrellgas, L.P.	(51,105)	(800)	(50,700)
Net cash provided by investing activities	125,518	174,580	121,518

Cash flows from financing activities:
Distributions	(160,925)	(159,682)	(156,520)
Cash paid for financing costs	(94)	—	(135)
Issuance of common units (net of issuance costs of $0, $0, and $62 for the years ended July 31, 2014, 2013 and 2012	50,000	—	49,938
Proceeds from exercise of common unit options	605	864	891
Cash contribution from general partners in connection with common unit issuances	511	9	511
Net cash used in financing activities	(109,903)	(158,809)	(105,315)

Increase (decrease) in cash and cash equivalents	(151)	(54)	116
Cash and cash equivalents - beginning of year	157	211	95
Cash and cash equivalents - end of year	$6	$157	$211

					Schedule II
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2014

Allowance for doubtful accounts	$3,607	$3,419	$(2,270)	(1)	$4,756

Year ended July 31, 2013

Allowance for doubtful accounts	$3,812	$2,066	$(2,271)	(1)	$3,607

Year ended July 31, 2012

Allowance for doubtful accounts	$4,310	$4,822	$(5,320)	(1)	$3,812

(1)	Uncollectible accounts written off, net of recoveries.

					Schedule II
FERRELLGAS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2014

Allowance for doubtful accounts	$3,607	$3,419	$(2,270)	(1)	$4,756

Year ended July 31, 2013

Allowance for doubtful accounts	$3,812	$2,066	$(2,271)	(1)	$3,607

Year ended July 31, 2012

Allowance for doubtful accounts	$4,310	$4,822	$(5,320)	(1)	$3,812

(1)	Uncollectible accounts written off, net of recoveries.

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

	4.2
Indenture dated as of November 4, 2013 with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $475 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 5, 2013.

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

*	4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc.
*	4.7	First Amendment to Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc.
*	4.8	Second Amendment to Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc.
	4.9
Third Amendment to Registration Rights Agreement dated as of June 29, 2005, by and between Ferrellgas Partners, L.P. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q filed June 9, 2010.

*	10.1
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

*	#	10.9	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004.
	#	10.10	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.
*	#	10.11
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

*	#	10.13	Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Stephen L. Wambold as the executive.
*	#	10.14	Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and James R. VanWinkle as the executive.
*	#	10.15	Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Tod Brown as the executive.
*	#	10.16	Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive.
	#	10.17
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

		10.21
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
Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2014.

*		23.2
Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2014.

*		23.3
Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2014.

*		23.4
Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2014.

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