Form 10-Q
period 2014-10-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2014-12-10
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At December 1, 2014, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	82,717,620	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	October 31, 2014	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,869	$8,289
Accounts and notes receivable, net (including $161,715 and $159,003 of accounts receivable pledged as collateral at October 31, 2014 and July 31, 2014, respectively)	180,556	178,602
Inventories	177,558	145,969
Prepaid expenses and other current assets	44,602	32,071
Total current assets	412,585	364,931

Property, plant and equipment (net of accumulated depreciation of $625,752 and $626,831 at October 31, 2014 and July 31, 2014, respectively)	618,302	611,787
Goodwill	285,658	273,210
Intangible assets (net of accumulated amortization of $378,105 and $370,108 at October 31, 2014 and July 31, 2014, respectively)	316,634	276,171
Other assets, net	47,256	46,171
Total assets	$1,680,435	$1,572,270

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$74,847	$69,360
Short-term borrowings	122,230	69,519
Collateralized note payable	105,000	91,000
Other current liabilities	147,649	125,161
Total current liabilities	449,726	355,040

Long-term debt	1,332,089	1,292,214
Other liabilities	37,373	36,662
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (82,711,820 and 81,228,237 units outstanding at October 31, 2014 and July 31, 2014, respectively)	(69,770)	(57,893)
General partner unitholder (835,473 and 820,487 units outstanding at October 31, 2014 and July 31, 2014, respectively)	(60,775)	(60,654)
Accumulated other comprehensive income (loss)	(8,692)	6,181
Total Ferrellgas Partners, L.P. partners' deficit	(139,237)	(112,366)
Noncontrolling interest	484	720
Total partners' deficit	(138,753)	(111,646)
Total liabilities and partners' deficit	$1,680,435	$1,572,270
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)
	For the three months ended October 31,
	2014	2013

Revenues:
Propane and other gas liquids sales	$394,361	$382,223
Other	48,994	32,807
Total revenues	443,355	415,030

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	264,814	258,754
Cost of product sold - other	23,860	13,346
Operating expense (includes $3.5 million and $0.8 million for the three months ended October 31, 2014 and 2013, respectively, for non-cash stock-based compensation)	106,428	103,764
Depreciation and amortization expense	23,309	20,215
General and administrative expense (includes $12.6 million and $3.6 million for the three months ended October 31, 2014 and 2013, respectively, for non-cash stock-based compensation)	23,395	14,414
Equipment lease expense	5,532	4,066
Non-cash employee stock ownership plan compensation charge	4,374	3,043
Loss on disposal of assets	961	357

Operating loss	(9,318)	(2,929)

Interest expense	(23,912)	(22,093)
Loss on extinguishment of debt	—	(301)
Other income (expense), net	(449)	216

Loss before income taxes	(33,679)	(25,107)

Income tax benefit	(510)	(50)

Net loss	(33,169)	(25,057)

Net loss attributable to noncontrolling interest	(294)	(214)

Net loss attributable to Ferrellgas Partners, L.P.	(32,875)	(24,843)

Less: General partner's interest in net loss	(329)	(248)

Common unitholders' interest in net loss	$(32,546)	$(24,595)

Basic and diluted net loss per common unitholders' interest	$(0.40)	$(0.31)

Cash distributions declared per common unit	$0.50	$0.50
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended October 31,
	2014	2013

Net loss	$(33,169)	$(25,057)
Other comprehensive income (loss):
Change in value of risk management derivatives	(13,897)	10,604
Reclassification of gains and losses of derivatives to earnings, net	(1,128)	(929)
Foreign currency translation adjustment	(2)	(121)
Other comprehensive income (loss)	(15,027)	9,554
Comprehensive loss	(48,196)	(15,503)
Less: Comprehensive loss attributable to noncontrolling interest	(448)	(118)
Comprehensive loss attributable to Ferrellgas Partners, LP	$(47,748)	$(15,385)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income (loss)	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder			Non-controlling interest
Balance at July 31, 2014	81,228.2	820.5	$(57,893)	$(60,654)	$6,181	$(112,366)	$720	$(111,646)
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	20,077	202	—	20,279	207	20,486
Distributions	—	—	(41,356)	(418)	—	(41,774)	(426)	(42,200)
Common units issued	1,483.6	15.0	41,948	424	—	42,372	431	42,803
Net loss	—	—	(32,546)	(329)	—	(32,875)	(294)	(33,169)
Other comprehensive loss	—	—	—	—	(14,873)	(14,873)	(154)	(15,027)
Balance at October 31, 2014	82,711.8	835.5	$(69,770)	$(60,775)	$(8,692)	$(139,237)	$484	$(138,753)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(33,169)	$(25,057)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	23,309	20,215
Non-cash employee stock ownership plan compensation charge	4,374	3,043
Non-cash stock-based compensation charge	16,112	4,431
Loss on disposal of assets	961	357
Loss on extinguishment of debt	—	301
Change in fair value of contingent consideration	(1,800)	—
Provision for doubtful accounts	967	898
Deferred income tax expense	216	275
Other	864	1,069
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(2,873)	(47,333)
Inventories	(31,589)	(23,679)
Prepaid expenses and other current assets	(17,142)	(11,956)
Accounts payable	5,141	37,175
Accrued interest expense	20,070	4,960
Other current liabilities	(2,068)	1,022
Other assets and liabilities	(2,779)	(133)
Net cash used in operating activities	(19,406)	(34,412)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(68,655)	(460)
Capital expenditures	(17,562)	(13,267)
Proceeds from sale of assets	1,417	1,317
Other	—	(8)
Net cash used in investing activities	(84,800)	(12,418)

Cash flows from financing activities:
Distributions	(41,774)	(39,935)
Proceeds from issuance of long-term debt	83,044	12,071
Payments on long-term debt	(44,388)	(1,684)
Net additions to short-term borrowings	52,711	65,029
Net additions to collateralized short-term borrowings	14,000	15,000
Cash paid for financing costs	(182)	(1,257)
Noncontrolling interest activity	5	(408)
Proceeds from exercise of common unit options	—	106
Proceeds from equity offering, (net of issuance costs of $52 and $0 for the three months ended October 31, 2014 and 2013, respectively)	41,948	—
Cash contribution from general partner in connection with common unit issuances	424	—
Net cash provided by financing activities	105,788	48,922

Effect of exchange rate changes on cash	(2)	(121)

Net change in cash and cash equivalents	1,580	1,971
Cash and cash equivalents - beginning of period	8,289	6,464
Cash and cash equivalents - end of period	$9,869	$8,435
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of October 31, 2014, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

Due to seasonality, the results of operations for the three months ended October 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full fiscal year.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas' Annual Report on Form 10-K for fiscal 2014.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, assumptions used to value business combinations, fair values of derivative contracts and stock based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2014	2013
CASH PAID FOR:
Interest	$2,978	$15,842
Income taxes	$260	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accruals for property, plant and equipment additions	$1,857	$1,244

C. Supplemental financial statement information

Inventories consist of the following:

	October 31, 2014	July 31, 2014
Propane gas and related products	$151,750	$121,111
Appliances, parts and supplies	25,808	24,858
Inventories	$177,558	$145,969

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2014, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 70.6 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31, 2014	July 31, 2014
Accrued interest	$32,252	$12,182
Accrued payroll	16,747	37,120
Customer deposits and advances	37,671	25,412
Other	60,979	50,447
Other current liabilities	$147,649	$125,161

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2014	2013
Operating expense	$45,790	$45,978
Depreciation and amortization expense	1,449	1,415
Equipment lease expense	4,866	3,627
	$52,105	$51,020

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2014	July 31, 2014
Accounts receivable pledged as collateral	$161,715	$159,003
Accounts receivable	23,853	24,108
Other	254	247
Less: Allowance for doubtful accounts	(5,266)	(4,756)
Accounts and notes receivable, net	$180,556	$178,602

At October 31, 2014, $161.7 million of trade accounts receivable were pledged as collateral against $105.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2014, $159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2014, the operating partnership had received cash proceeds of $105.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2014, the operating partnership had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.1% and 2.1% as of October 31, 2014 and July 31, 2014, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2014 and July 31, 2014, $122.2 million and $69.5 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of October 31, 2014, Ferrellgas had total borrowings outstanding under its secured credit facility of $286.4 million, of which $164.2 million was classified as long-term debt. As of July 31, 2014, Ferrellgas had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt. Additionally, Ferrellgas had $252.8 million and $350.4 million of available borrowing capacity under our secured credit facility as of October 31, 2014 and July 31, 2014, respectively.

Borrowings outstanding at October 31, 2014 and July 31, 2014 under the secured credit facilities had weighted average interest rates of 3.0% and 3.4%, respectively.

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

Letters of credit outstanding at October 31, 2014 totaled $60.8 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, commodity hedges and product purchases. At October 31, 2014, Ferrellgas had remaining letter of credit capacity of $139.2 million. At July 31, 2014, Ferrellgas had remaining letter of credit capacity of $143.7 million.

F.  Partners' deficit

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended October 31,
	2014	2013
Public common unitholders	$27,788	$26,498
Ferrell Companies (1)	11,265	10,735
FCI Trading Corp. (2)	98	98
Ferrell Propane, Inc. (3)	26	26
James E. Ferrell (4)	2,179	2,179
General partner	418	399
	$41,774	$39,935

(1) Ferrell Companies is the owner of the general partner and has an approximate 27.2% direct owner of Ferrellgas Partners' common units and thus a related party.
(2) FCI Trading Corp. is an affiliate of the general partner and thus a related party.
(3) Ferrell Propane, Inc. is controlled by the general partner and thus a related party.
(4) James E. Ferrell is the Chairman of the Board of Directors of the general partner and a related party.

On November 25, 2014, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended October 31, 2014, which is expected to be paid on December 15, 2014. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$11,265
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,179
General partner	418

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Common unit issuances

During September 2014, in a non-brokered registered direct offering, which units are subject to certain contractual transfer restrictions, Ferrellgas issued to Ferrell Companies, Inc. and the former owners of two salt water disposal wells from C&E Production, LLC ("C&E") and its affiliates an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million. Ferrellgas used these proceeds to pay down a portion of the borrowing under the secured credit facility used to fund the C&E salt water disposal wells acquisition as well as propane and related equipment sales acquisitions completed in fiscal 2014.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2014 and 2013.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2014, the general partner made cash contributions of $0.9 million and non-cash contributions of $0.4 million to Ferrellgas to maintain its effective 2% general partner interest.

During the three months ended October 31, 2013, the general partner made non-cash contributions of $0.2 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Fair value measurements

Derivative financial instruments and contingent consideration

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2014 and July 31, 2014:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,138	$—	$2,138
Propane commodity derivatives	$—	$1,278	$—	$1,278
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,847)	$—	$(4,847)
Propane commodity derivatives	$—	$(8,241)	$—	$(8,241)
Contingent consideration	$—	$—	$(4,600)	$(4,600)

July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Propane commodity derivatives	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Propane commodity derivatives	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended October 31, 2014:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Increase in fair value related to accretion	200
Change in fair value included in earnings	(2,000)
Balance at October 31, 2014	$4,600

Quantitative information about Level 3 fair value measurements

	Fair value at October 31, 2014	Valuation technique		Unobservable input	Range	Weighted average
Contingent consideration liability	$4,600	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	10% - 75%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas' weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of October 31, 2014, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(350)	$360	$1,060	$(1,090)

Methodolgy

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

The fair value of Ferrellgas' contingent consideration for the acquisition of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable") is based upon our estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded then discounting that value at a risk- and inflation-adjusted rate. The inputs to this model are the likelihood of meeting and exceeding the target EBITDA metric and discount rate. Management and the sellers prepared an operating forecast based on Sable's operating capacities, historical performance, and projected oil and water volumes and set a target EBITDA metric. Management then assessed the likelihood of this target EBITDA metric being achieved and exceeded and assigned probabilities to various potential outcomes. To determine the appropriate discount rate, management used observable inputs such as inflation rates, short and long-term yields for U.S. government securities and our nonperformance risk. Due to the significant unobservable inputs required in this measurement, management determined that the fair value measurement of the contingent consideration liability is level 3 in the fair value hierarchy.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2014 and July 31, 2014, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,462.0 million and $1,408.2 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activities

During the three months ended October 31, 2014 and 2013, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ condensed consolidated balance sheets as of October 31, 2014 and July 31, 2014:

	October 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,042	Other current liabilities	$6,229
Propane commodity derivatives	Other assets, net	236	Other liabilities	2,012
Interest rate swap agreements	Prepaid expenses and other current assets	2,138	Other current liabilities	407
Interest rate swap agreements	Other assets, net	—	Other liabilities	4,440
	Total	$3,416	Total	$13,088

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Propane commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

Our exchange traded propane commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned to us if mark-to-market conditions improve or will be applied against our cash settlement when the contracts are settled. The following table provides a summary of cash margin deposit balances as of October 31, 2014 and July 31, 2014:

	October 31, 2014		July 31, 2014
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$7,831	Prepaid expenses and other current assets	$156
	Other assets, net	3,207	Other assets, net	189
		$11,038		$345

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three months ended October 31, 2014 and 2013 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$457	$832	$(2,275)	$(5,365)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three months ended October 31, 2014 and 2013 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$(12,758)	Cost of product sold- propane and other gas liquids sales	$(1,128)
Interest rate swap agreements	(1,139)	Interest expense	—
	$(13,897)		$(1,128)

	For the three months ended October 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$11,617	Cost of product sold- propane and other gas liquids sales	$929
Interest rate swap agreements	(1,013)	Interest expense	—
	$10,604		$929

The changes in derivatives included in AOCI for the three months ended October 31, 2014 and 2013 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2014	2013
Beginning balance	$6,483	$2,066
Change in value of risk management commodity derivatives	(12,758)	11,617
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales, net	(1,128)	(929)
Change in value of risk management interest rate derivatives	(1,139)	(1,013)
Ending balance	$(8,542)	$11,741

Ferrellgas expects to reclassify net losses of approximately $5.2 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2014 and 2013, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2014, Ferrellgas had financial derivative contracts covering 2.5 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $0.8 million at October 31, 2014.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the operating partnership’s debt rating. At October 31, 2014, a downgrade in the operating partnership’s debt rating would not trigger any further reduction in credit limit. There were no derivatives with credit-risk-related contingent features in a liability position on October 31, 2014 and Ferrellgas had no collateral posted in the normal course of business related to such derivatives.

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

	For the three months ended October 31,
	2014	2013
Operating expense	$51,120	$48,158

General and administrative expense	$6,597	$5,901

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

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  Ferrellgas reached a settlement with the FTC during the three months ended October 31, 2014 without any financial payment; the settlement has been approved by a vote of the Commission and is in a public comment period.

Ferrellgas has also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of our tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  The lawsuits have been consolidated by a multidistrict litigation panel.  We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case.  Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

There was no dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders' interest for the three months ended October 31, 2014 and 2013.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended October 31,
	2014	2013
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net loss	$(32,546)	$(24,595)

Weighted average common units outstanding - basic	82,179.7	79,075.8
Dilutive securities	—	—
Weighted average common units outstanding - diluted	82,179.7	79,075.8

Basic and diluted net loss per common unitholders’ interest	$(0.40)	$(0.31)

L.    Segment reporting

During May 2014, Ferrellgas entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests of Sable, a fluid logistics provider in the Eagle Ford shale region of south Texas. With this acquisition Ferrellgas established a new operating and reportable segment referred to as “Midstream Operations” in addition to the existing reportable segment of propane and related equipment sales. The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on net loss before income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other income (expense), net, change in fair value of contingent consideration and litigation accrual and related legal fees associated with a class action lawsuit. This performance measure is not a GAAP measure but the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net loss attributable to Ferrellgas Partners L.P., which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
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

Prior to the Sable acquisition in May 2014, Ferrellgas managed and evaluated its operations as a single reportable segment. As the current two reportable segment structure is the result of the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2014 is not provided.

Following is a summary of segment information for the three months ended October 31, 2014.

	Three months ended October 31, 2014
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$435,439	$7,916	$—	$443,355
Direct costs (1)	393,805	4,733	10,456	408,994
Adjusted EBITDA	$41,634	$3,183	$(10,456)	$34,361

(1) Direct costs are comprised of "cost of products sold-propane and other gas liquids sales", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock-based compensation charge", "change in fair value of contingent consideration" and "litigation accrual and related legal fees associated with a class action lawsuit".

Following is a reconciliation of Ferrellgas total segment performance measure to consolidated net loss:

Three months ended October 31,
2014

Net loss attributable to Ferrellgas Partners, L.P.	$(32,875)
Income tax benefit	(510)
Interest expense	23,912
Depreciation and amortization expense	23,309
EBITDA	13,836
Non-cash employee stock ownership plan compensation charge	4,374
Non-cash stock-based compensation charge	16,112
Loss on disposal of assets	961
Other expense (income), net	449
Change in fair value of contingent consideration	(1,800)
Litigation accrual and related legal fees associated with a class action lawsuit	723
Net loss attributable to noncontrolling interest	(294)
Adjusted EBITDA	$34,361

Following are total assets by segment:

	October 31,	July 31,
	2014	2014

Assets
Propane and related equipment sales	$1,442,779	$1,400,603
Midstream operations	201,344	136,116
Corporate and unallocated	36,312	35,551
Total consolidated assets	$1,680,435	$1,572,270

Following are capital expenditures by segment:

	Three months ended October 31,
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Maintenance	$4,576	$176	$304	$5,056
Growth	11,069	857	—	11,926
Total	$15,645	$1,033	$304	$16,982

M. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2014	July 31, 2014
ASSETS
Cash	$909	$969
Total assets	$909	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	15,196	15,106
Accumulated deficit	(15,287)	(15,137)
Total stockholder's equity	$909	$969
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended October 31,
	2014	2013

General and administrative expense	$150	$50

Net loss	$(150)	$(50)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net loss	$(150)	$(50)
Cash used in operating activities	(150)	(50)

Cash flows provided by (used in) financing activities:
Capital contribution	90	50
Cash provided by financing activities	90	50

Net change in cash	(60)	—
Cash - beginning of period	969	969
Cash - end of period	$909	$969
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	October 31, 2014	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,765	$8,283
Accounts and notes receivable, net (including $161,715 and $159,003 of accounts receivable pledged as collateral at October 31, 2014 and July 31, 2014, respectively)	180,556	178,602
Inventories	177,558	145,969
Prepaid expenses and other current assets	44,558	32,079
Total current assets	412,437	364,933

Property, plant and equipment (net of accumulated depreciation of $625,752 and $626,831 at October 31, 2014 and July 31, 2014, respectively)	618,302	611,787
Goodwill	285,658	273,210
Intangible assets (net of accumulated amortization of $378,105 and $370,108 at October 31, 2014 and July 31, 2014, respectively)	316,634	276,171
Other assets, net	44,926	43,732
Total assets	$1,677,957	$1,569,833

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$74,847	$69,360
Short-term borrowings	122,230	69,519
Collateralized note payable	105,000	91,000
Other current liabilities	141,716	123,153
Total current liabilities	443,793	353,032

Long-term debt	1,150,089	1,110,214
Other liabilities	37,373	36,662
Contingencies and commitments (Note J)

Partners' capital:
Limited partner	54,910	63,024
General partner	561	643
Accumulated other comprehensive income (loss)	(8,769)	6,258
Total partners' capital	46,702	69,925
Total liabilities and partners' capital	$1,677,957	$1,569,833
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2014	2013

Revenues:
Propane and other gas liquids sales	$394,361	$382,223
Other	48,994	32,807
Total revenues	443,355	415,030

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	264,814	258,754
Cost of product sold - other	23,860	13,346
Operating expense (includes $3.5 million and $0.8 million for the three months ended October 31, 2014 and 2013, respectively, for non-cash stock-based compensation)	106,431	103,889
Depreciation and amortization expense	23,309	20,215
General and administrative expense (includes $12.6 million and $3.6 million for the three months ended October 31, 2014 and 2013, respectively, for non-cash stock-based compensation)	23,395	14,414
Equipment lease expense	5,532	4,066
Non-cash employee stock ownership plan compensation charge	4,374	3,043
Loss on disposal of assets	961	357

Operating loss	(9,321)	(3,054)

Interest expense	(19,878)	(18,049)
Loss on extinguishment of debt	—	(301)
Other income (expense), net	(449)	216

Loss before income taxes	(29,648)	(21,188)

Income tax benefit	(511)	(50)

Net loss	$(29,137)	$(21,138)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended October 31,
	2014	2013

Net loss	$(29,137)	$(21,138)
Other comprehensive income (loss):
Change in value of risk management derivatives	(13,897)	10,604
Reclassification of gains and losses of derivatives to earnings, net	(1,128)	(929)
Foreign currency translation adjustment	(2)	(121)
Other comprehensive income (loss)	(15,027)	9,554
Comprehensive loss	$(44,164)	$(11,584)
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2014	$63,024	$643	$6,258	$69,925
Contributions in connection with non-cash ESOP and stock-based compensation charges	20,279	207	—	20,486
Contributions from partners	42,224	431	—	42,655
Distributions	(41,774)	(426)	—	(42,200)
Net loss	(28,843)	(294)	—	(29,137)
Other comprehensive loss	—	—	(15,027)	(15,027)
Balance at October 31, 2014	$54,910	$561	$(8,769)	$46,702
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the three months ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(29,137)	$(21,138)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	23,309	20,215
Non-cash employee stock ownership plan compensation charge	4,374	3,043
Non-cash stock-based compensation charge	16,112	4,431
Loss on disposal of assets	961	357
Loss on extinguishment of debt	—	301
Change in fair value of contingent consideration	(1,800)	—
Provision for doubtful accounts	967	898
Deferred income tax expense	216	275
Other	754	949
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(2,873)	(47,333)
Inventories	(31,589)	(23,679)
Prepaid expenses and other current assets	(17,090)	(11,816)
Accounts payable	5,141	37,175
Accrued interest expense	16,146	1,035
Other current liabilities	(2,069)	1,023
Other assets and liabilities	(2,778)	(133)
Net cash used in operating activities	(19,356)	(34,397)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(68,655)	(460)
Capital expenditures	(17,562)	(13,267)
Proceeds from sale of assets	1,417	1,317
Other	—	(8)
Net cash used in investing activities	(84,800)	(12,418)

Cash flows from financing activities:
Distributions	(42,200)	(40,343)
Contributions from partners	42,655	—
Proceeds from issuance of long-term debt	83,044	12,071
Payments on long-term debt	(44,388)	(1,684)
Net additions to short-term borrowings	52,711	65,029
Net additions to collateralized short-term borrowings	14,000	15,000
Cash paid for financing costs	(182)	(1,257)
Net cash provided by financing activities	105,640	48,816

Effect of exchange rate changes on cash	(2)	(121)

Net change in cash and cash equivalents	1,482	1,880
Cash and cash equivalents - beginning of period	8,283	6,307
Cash and cash equivalents - end of period	$9,765	$8,187
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise designated)
  (unaudited)
A.    Partnership organization and formation

Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets as well as salt water disposal wells in south Texas. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P.

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

Due to seasonality, the results of operations for the three months ended October 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full fiscal year.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2014.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value intangibles and goodwill in business combinations, allowance for doubtful accounts, fair value of reporting units, fair value of derivative contracts, and stock based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the three months ended October 31,
	2014	2013
CASH PAID FOR:
Interest	$2,978	$15,842
Income taxes	$260	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accruals for property, plant and equipment additions	$1,857	$1,244

C.    Supplemental financial statement information

Inventories consist of the following:

	October 31, 2014	July 31, 2014
Propane gas and related products	$151,750	$121,111
Appliances, parts and supplies	25,808	24,858
Inventories	$177,558	$145,969

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of October 31, 2014, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 70.6 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	October 31, 2014	July 31, 2014
Accrued interest	$26,322	$10,176
Accrued payroll	16,747	37,120
Customer deposits and advances	37,671	25,412
Other	60,976	50,445
Other current liabilities	$141,716	$123,153

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended October 31,
	2014	2013
Operating expense	$45,790	$45,978
Depreciation and amortization expense	1,449	1,415
Equipment lease expense	4,866	3,627
	$52,105	$51,020

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	October 31, 2014	July 31, 2014
Accounts receivable pledged as collateral	$161,715	$159,003
Accounts receivable	23,853	24,108
Other	254	247
Less: Allowance for doubtful accounts	(5,266)	(4,756)
Accounts and notes receivable, net	$180,556	$178,602

At October 31, 2014, $161.7 million of trade accounts receivable were pledged as collateral against $105.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2014, $159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of October 31, 2014, Ferrellgas, L.P. had received cash proceeds of $105.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2014, Ferrellgas, L.P. had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.1% and 2.1% as of October 31, 2014 and July 31, 2014, respectively.

E.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of October 31, 2014 and July 31, 2014, $122.2 million and $69.5 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of October 31, 2014, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $286.4 million, of which $164.2 million was classified as long-term debt. As of July 31, 2014, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt. Additionally, Ferrellgas had $252.8 million and $350.4 million of available borrowing capacity under our secured credit facility as of October 31, 2014 and July 31, 2014, respectively.

Borrowings outstanding at October 31, 2014 and July 31, 2014 under the secured credit facilities had weighted average interest rates of 3.0% and 3.4%, respectively.

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

Letters of credit outstanding at October 31, 2014 totaled $60.8 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. At October 31, 2014, Ferrellgas, L.P. had remaining letter of credit capacity of $139.2 million. At July 31, 2014 Ferrellgas, L.P. had remaining letter of credit capacity of $143.7 million.

F.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended October 31,
	2014	2013
Ferrellgas Partners	$41,774	$39,935
General partner	426	408
	$42,200	$40,343

On November 25, 2014, Ferrellgas, L.P. declared distributions for the three months ended October 31, 2014 to Ferrellgas Partners and the general partner of $49.6 million and $0.5 million, respectively, which are expected to be paid on December 15, 2014.

During three months ended October 31, 2014, Ferrellgas, L.P. received cash contributions of $42.2 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.’s secured credit facility.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the three months ended October 31, 2014 and 2013.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the three months ended October 31, 2014, the general partner made cash contributions of $0.4 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the three months ended October 31, 2013, the general partner made non-cash contributions of $0.1 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Fair value measurements

Derivative financial instruments and contingent consideration

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of October 31, 2014 and July 31, 2014:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
October 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,138	$—	$2,138
Propane commodity derivatives	$—	$1,278	$—	$1,278
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,847)	$—	$(4,847)
Propane commodity derivatives	$—	$(8,241)	$—	$(8,241)
Contingent consideration	$—	$—	$(4,600)	$(4,600)

July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Propane commodity derivatives	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Propane commodity derivatives	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended October 31, 2014:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Increase in fair value related to accretion	200
Change in fair value included in earnings	(2,000)
Balance at October 31, 2014	$4,600
Quantitative information about Level 3 fair value measurements

	Fair value at October 31, 2014	Valuation technique		Unobservable input	Range	Weighted average
Contingent consideration liability	$4,600	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	10% - 75%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas' weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of October 31, 2014, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(350)	$360	$1,060	$(1,090)

Methodology

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

The fair value of Ferrellgas L.P.'s contingent consideration for the acquisition of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable") is based upon our estimate of the likelihood that the target EBITDA metric will be met and exceeded and the amount by which it could be exceeded then discounting that value at a risk- and inflation-adjusted rate. The inputs to this model are the likelihood of meeting and exceeding the target EBITDA metric and discount rate. Management and the sellers prepared an operating forecast based on Sable's operating capacities, historical performance, and projected oil and water volumes and set a target EBITDA metric. Management then assessed the likelihood of this target EBITDA metric being achieved and exceeded and assigned probabilities to various potential outcomes. To determine the appropriate discount rate, management used observable inputs such as inflation rates, short and long-term yields for U.S. government securities and our nonperformance risk. Due to the significant unobservable inputs required in this measurement, management determined that the fair value measurement of the contingent consideration liability is level 3 in the fair value hierarchy.

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At October 31, 2014 and July 31, 2014, the estimated fair value of Ferrellgas L.P.’s long-term debt instruments was $1,272.7 million and $1,215.3 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activities

During the three months ended October 31, 2014 and 2013, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s condensed consolidated balance sheets as of October 31, 2014 and July 31, 2014:

	October 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,042	Other current liabilities	$6,229
Propane commodity derivatives	Other assets, net	236	Other liabilities	2,012
Interest rate swap agreements	Prepaid expenses and other current assets	2,138	Other current liabilities	407
Interest rate swap agreements	Other assets, net	—	Other liabilities	4,440
	Total	$3,416	Total	$13,088

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Propane commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

Our exchange traded propane commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned to us if mark-to-market conditions improve or will be applied against our cash settlement when the contracts are settled. The following table provides a summary of cash margin deposit balances as of October 31, 2014 and July 31, 2014:

	October 31, 2014		July 31, 2014
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$7,831	Prepaid expenses and other current assets	$156
	Other assets, net	3,207	Other assets, net	189
		$11,038		$345

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of earnings for the three months ended October 31, 2014 and 2013 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended October 31,		For the three months ended October 31,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$457	$832	$(2,275)	$(5,365)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income for the three months ended October 31, 2014 and 2013 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended October 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$(12,758)	Cost of product sold- propane and other gas liquids sales	$1,128
Interest rate swap agreements	(1,139)	Interest expense	—
	$(13,897)		$1,128

	For the three months ended October 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$11,617	Cost of product sold- propane and other gas liquids sales	$929
Interest rate swap agreements	(1,013)	Interest expense	—
	$10,604		$929

The changes in derivatives included in AOCI for the three months ended October 31, 2014 and 2013 were as follows:

	For the three months ended October 31,
Gains and losses on derivatives included in AOCI	2014	2013
Beginning balance	$6,483	$2,066
Change in value of risk management commodity derivatives	(12,758)	11,617
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales, net	(1,128)	(929)
Change in value of risk management interest rate derivatives	(1,139)	(1,013)
Ending balance	$(8,542)	$11,741

Ferrellgas, L.P. expects to reclassify net losses of approximately $5.2 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the three months ended October 31, 2014 and 2013, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of October 31, 2014, Ferrellgas, L.P. had financial derivative contracts covering 2.5 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $0.8 million at October 31, 2014.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Ferrellgas, L.P.’s debt rating. At October 31, 2014, a downgrade in the Ferrellgas, L.P.’s debt rating would not trigger any further reduction in credit limit. There were no derivatives with credit-risk-related contingent features in a liability position on October 31, 2014 and Ferrellgas, L.P. had no posted collateral in the normal course of business related to such derivatives.

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

	For the three months ended October 31,
	2014	2013
Operating expense	$51,120	$48,158

General and administrative expense	$6,597	$5,901

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

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas, L.P. and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  Ferrellgas, L.P. reached a settlement with the FTC during the three months ended October 31, 2014 without any financial payment; the settlement has been approved by a vote of the Commission and is in a public comment period.

Ferrellgas L.P. has also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of our tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that Ferrellgas L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  The lawsuits have been consolidated by a multidistrict litigation panel.  We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case.  Ferrellgas L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

K.    Segment reporting

During May 2014, Ferrellgas L.P. entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests of Sable, a fluid logistics provider in the Eagle Ford shale region of south Texas. With this acquisition Ferrellgas L.P. established a new operating and reportable segment referred to as “Midstream Operations” in addition to the existing reportable segment of propane and related equipment sales. The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on net loss before income tax benefit, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other income (expense), net, change in fair value of contingent consideration and litigation accrual and related legal fees associated with a class action lawsuit. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net loss, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
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

Prior to the Sable acquisition in May 2014, Ferrellgas managed and evaluated its operations as a single reportable segment. As the current two reportable segment structure is the result of the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2013 are not provided.

Following is a summary of segment information for the three months ended October 31, 2014.

	Three months ended October 31, 2014
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$435,439	$7,916	$—	$443,355
Direct costs (1)	393,808	4,733	10,456	408,997
Adjusted EBITDA	$41,631	$3,183	$(10,456)	$34,358

(1) Direct costs are comprised of "cost of products sold-propane and other gas liquids sales", "cost of products sold-other", "operating expense", "general and administrative expense", and "equipment lease expense" less "non-cash stock-based compensation charge", "change in fair value of contingent consideration" and "litigation accrual and related legal fees associated with a class action lawsuit".

Following is a reconciliation of our total segment performance measure to consolidated net earnings:

Three months ended October 31,
2014

Net loss	$(29,137)
Income tax benefit	(511)
Interest expense	19,878
Depreciation and amortization expense	23,309
EBITDA	13,539
Non-cash employee stock ownership plan compensation charge	4,374
Non-cash stock-based compensation charge	16,112
Loss on disposal of assets	961
Other expense (income), net	449
Change in fair value of contingent consideration	(1,800)
Litigation accrual and related legal fees associated with a class action lawsuit	723
Adjusted EBITDA	$34,358

Following are total assets by segment:

	October 31,	July 31,
	2014	2014

Assets
Propane and related equipment sales	$1,442,779	$1,400,603
Midstream operations	201,344	136,116
Corporate and unallocated	33,834	33,114
Total consolidated assets	$1,677,957	$1,569,833

Following are capital expenditures by segment:

	Three months ended October 31,
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Maintenance	$4,576	$176	$304	$5,056
Growth	11,069	857	—	11,926
Total	$15,645	$1,033	$304	$16,982

L.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	October 31, 2014	July 31, 2014
ASSETS
Cash	$990	$1,100
Total assets	$990	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	49,209	49,159
Accumulated deficit	(49,219)	(49,059)
Total stockholder's equity	$990	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended October 31,
	2014	2013

General and administrative expense	$160	$50

Net loss	$(160)	$(50)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended October 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net loss	$(160)	$(50)
Cash used in operating activities	(160)	(50)

Cash flows provided by (used in) financing activities:
Capital contribution	50	50
Cash provided by financing activities	50	50

Net change in cash	(110)	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$990	$1,100
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

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for the following debt securities of the Partnership:

•	$500.0 million, 6.50% senior notes due 2021; and

•	$475.0 million, 6.75% senior notes due 2022.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this Item 2 of the Quarterly Report on Form 10-Q, unless the context indicates otherwise:

•
“us,” “we,” “our,” “ours,” “consolidated,” or "Ferrellgas" are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

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

•	Ferrellgas Partners issued common units during fiscal 2015.

Overview

Strategic Diversification Acquisition

During May 2014, we entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests in each of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable"), a fluid logistics provider that operates salt water disposal wells. Also during May 2014, we purchased the assets of a salt water disposal well in Dietert, Texas. During September 2014, we entered into an asset purchase agreement to acquire two salt water disposal wells from C&E Production, LLC and its affiliates ("C&E sellers") based in Bryan, Texas. All of these acquired salt water disposal wells operate in the Eagle Ford shale region of South Texas. With these acquisitions we have added a new operating and reportable segment referred to as our “Midstream Operations” and now have two reportable operating segments: propane and related equipment sales and midstream operations.

 Propane and related equipment sales

We believe we are a leading distributor of propane and related equipment and supplies to customers in the United States as measured by the volume of our retail sales in fiscal 2014 and a leading national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2015 and 2016 sales commitments and, as of October 31, 2014, have experienced net mark to market losses of approximately $7.0 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At October 31, 2014, we estimate 63% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

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
Midstream Operations - Disposal Wells
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

Financial Summary

“Net loss attributable to Ferrellgas Partners, L.P.” in the three months ended October 31, 2014 was $32.9 million compared to $24.8 million in the prior year period. This increase was primarily due to:

•
a $11.7 million increase in "Non-cash stock-based compensation" due to an increase in the fair value of the shares of Ferrell Companies and an increase in the number of share based awards outstanding to employees; and

•	a $3.1 million increase in “Depreciation and amortization expense” due primarily to the addition of the assets associated with the Midstream operations segment; and

partially offset by the following:

•	a $5.9 million increase in “Gross margin – Midstream operations”; and

•	a $5.8 million increase in “Gross margin – Propane and related equipment sales”.

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

When considering any forward-looking statement, keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2014 as well as any changes to these risk factors set forth in "Part II, Item 1A" of this Quarterly Report on From 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or to pay interest on the principal of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended October 31, 2014 compared to October 31, 2013

			Favorable
(amounts in thousands)			(Unfavorable)
Three months ended October 31,	2014	2013	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	124,147	125,252	(1,105)	(1)%
Wholesale – Sales to Resellers	61,935	65,779	(3,844)	(6)%
	186,082	191,031	(4,949)	(3)%
Midstream operations (barrels processed)	3,997	—	3,997	NM

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$232,753	$224,254	$8,499	4%
Wholesale – Sales to Resellers	118,574	125,147	(6,573)	(5)%
Other Gas Sales (a)	43,034	32,822	10,212	31%
Other	41,078	32,807	8,271	20%
Propane and related equipment revenues	435,439	415,030	20,409	5%
Midstream operations	7,916	—	7,916	NM
	$443,355	$415,030	$28,325	7%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$88,668	$81,400	$7,268	9%
Wholesale – Sales to Resellers (a)	40,879	42,069	(1,190)	(3)%
Other	19,186	19,461	(275)	(1)%
Propane and related equipment gross margin	148,733	142,930	5,803	4%
Midstream operations (d)	5,948	—	5,948	NM
	$154,681	$142,930	$11,751	8%

Operating loss	$(9,318)	$(2,929)	$(6,389)	(218)%

Adjusted EBITDA
Propane and related equipment	$41,634	$36,372	$5,262	14%
Midstream operations	3,183	—	3,183	NM
Corporate and other	(10,456)	(9,930)	(526)	5%
Adjusted EBITDA (c)	$34,361	$26,442	$7,919	30%

Interest expense	$(23,912)	$(22,093)	$(1,819)	(8)%
Interest expense - operating partnership	(19,878)	(18,049)	(1,829)	(10)%

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

c)
Adjusted EBITDA is calculated as net loss attributable to Ferrellgas Partners, L.P., income tax benefit, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other expense (income), net, change in fair value of contingent consideration, litigation accrual and related legal fees associated with a class action lawsuit, and net loss attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

d)	Gross margin from Midstream operations represents “Revenues - Midstream operations” less “Cost of product sold – Midstream operations” and does not include depreciation and amortization.

The following table summarizes EBITDA, Adjusted EBITDA and Distributable cash flow attributable to common unitholders for the three months ended October 31, 2014 and 2013, respectively:

(amounts in thousands)
Three months ended October 31,	2014	2013
Net loss attributable to Ferrellgas Partners, L.P.	$(32,875)	$(24,843)
Income tax benefit	(510)	(50)
Interest expense	23,912	22,093
Depreciation and amortization expense	23,309	20,215
EBITDA	13,836	17,415
Loss on extinguishment of debt	—	301
Non-cash employee stock ownership plan compensation charge	4,374	3,043
Non-cash stock-based compensation charge	16,112	4,431
Loss on disposal of assets	961	357
Other expense (income), net	449	(216)
Change in fair value of contingent consideration	(1,800)	—
Litigation accrual and related legal fees associated with a class action lawsuit	723	1,325
Net loss attributable to noncontrolling interest	(294)	(214)
Adjusted EBITDA	34,361	26,442
Net cash interest expense (a)	(22,890)	(20,586)
Maintenance capital expenditures (b)	(5,088)	(4,137)
Cash paid for taxes	(260)	—
Proceeds from asset sales	1,417	1,317
Distributable cash flow to equity investors (c)	7,540	3,036
Distributable cash flow attributable to general partner and non-controlling interest	151	61
Distributable cash flow attributable to common unitholders (d)	7,389	2,975
Less: Distributions paid to common unitholders	41,356	39,536
Distributable cash flow shortage	$(33,967)	$(36,561)

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income (expense), net. This amount includes interest expense related to the accounts receivable securitization facility.

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

Propane and related equipment sales

Propane sales volumes during the three months ended October 31, 2014 decreased 3% or 4.9 million gallons, from that of the prior year period primarily due to 3.8 million of decreased gallon sales to wholesale customers.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended October 31, 2014 averaged 9% and 5% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $1.00 and $1.10 per gallon during the three months ended October 31, 2014 and 2013, respectively, while the wholesale market price at Conway, Kansas averaged $1.02 and $1.07 per gallon during the three months ended October 31, 2014 and 2013, respectively.

Revenues

Retail sales increased $8.5 million compared to the prior year period. This increase resulted primarily from a $10.5 million increase in sales price per gallon, due to our ability to moderate our decline in sales price per gallon during the corresponding decrease in the wholesale cost of propane as discussed above.

Wholesale sales decreased $6.6 million compared to the prior year period. This decrease resulted primarily from $4.1 million of decreased sales price per gallon and $2.5 million of decreased sales volumes.

Other gas sales increased $10.2 million compared to the prior year period primarily due to $13.8 million of increased sales volumes, partially offset by $3.6 million of decreased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Gross margin increased $6.1 million compared to the prior year period. This increase resulted primarily from a $4.5 million increase in gross margin per gallon nationally, due to our ability to moderate our decline in sales price per gallon during the corresponding decrease in the wholesale cost of propane as discussed above.

Adjusted EBITDA

Adjusted EBITDA increased $5.3 million primarily due to the $6.1 million of increased “Gross margin – Propane and other gas liquid sales” as discussed above.
Midstream operations - Disposal wells

Our midstream operations began with our May 2014 acquisition of Sable, thus there are no comparable results for the three months ended October 31, 2013.

Revenues

Our midstream operations segment generated $7.9 million of skimming oil and salt water disposal revenues.

Gross margin

Our midstream operations segment generated $5.9 million of skimming oil and salt water gross margin.

Adjusted EBITDA

Our midstream operations segment Adjusted EBITDA of $3.2 million during fiscal 2015 was due to the $5.9 million of gross margin discussed above, partially offset by $2.8 million of operating expenses.

Corporate & other

The Adjusted EBITDA within "corporate and other" decreased by $0.5 million primarily due to an increase in "General and administrative expense" performance-based incentives.

Consolidated

Operating loss

"Operating loss" increased $6.4 million compared to the prior year period primarily due to a $9.0 million increase in "General and administrative expense", a $3.1 million increase in "Depreciation and amortization expense" and a $2.7 million increase in "Operating expense", partially offset by a $6.1 million increase in “Gross margin – Propane and other gas liquid sales” and a $5.9 million increase in “Gross margin – Midstream", both as discussed above.

“General and administrative expense” increased primarily due to $8.9 million of increased non-cash stock based compensation charges. Depreciation and amortization expense increased primarily due to the addition of the assets associated with our Midstream operations. "Operating expense" increased primarily due to $2.7 million of increased non-cash stock based compensation charges.

Distributable cash flow attributable to equity investors

Distributable cash flow attributable to equity investors increased from $3.0 million in the prior period to $7.5 million in the current period primarily due to the $5.3 million and $3.2 million increase in Adjusted EBITDA in propane and related equipment sales and midstream operations, respectively, both as discussed above. This increase was partially offset by a $2.3 million increase in net cash interest expense paid.

Interest expense - consolidated

“Interest expense” increased $1.8 million primarily due to the effect of refinancings completed in fiscal 2014 that resulted in a $3.1 million increase due to the issuance of new debt incurred to fund acquisitions, partially offset by a $1.3 million decrease due to lower rates on the new senior debt than the related redeemed senior debt.

Interest expense - operating partnership

“Interest expense” increased $1.8 million primarily due to the effect of refinancings completed in fiscal 2014 that resulted in a $3.1 million increase due to the issuance of new debt incurred to fund acquisitions, partially offset by a $1.3 million decrease due to lower rates on the new senior debt than the related redeemed senior debt.

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

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the twelve months ended October 31, 2014 to the twelve months ended July 31, 2014 is as follows (in thousands):

	Distributable Cash Flow	Changes in cash reserves approved by our General Partner	Cash distributions paid	DCF ratio
Three months ended October 31, 2014	$7,540	$34,660	$42,200
Year ended July 31, 2014	190,497	(27,769)	162,728
Less: Three months ended October 31, 2013	3,036	37,307	40,343
Twelve months ended October 31, 2014	$195,001	$(30,416)	$164,585	1.18

Twelve months ended July 31, 2014	190,497	(27,769)	162,728	1.17

Increase (decrease)	$4,504	$(2,647)	$1,857	0.01

For the twelve months ended October 31, 2014 distributable cash flow increased $4.5 million as discussed in the "distributable cash flow" section of results of operations above, cash distributions paid increased $1.9 million primarily due to the issuance of 3.6 million common units during the twelve months ended October 31, 2014. These changes resulted in an increase in our distribution coverage ratio to 118% for the twelve months ended October 31, 2014 as compared to 117% for the twelve months ended July 31, 2014. The changes in cash reserves of $30.4 million and $27.8 million in the twelve months ended October 31, 2014 and July 31, 2014, respectively, were established to meet future anticipated expenditures.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in our Annual Report on Form 10-K for fiscal 2014 entitled, “Item 1A. Risk Factors” as well as any changes to these risk factors set forth in "Part II, Item 1A" of this Quarterly Report on From 10-Q, we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

A quarterly distribution of $0.50 will be paid on December 15, 2014 to all common units that were outstanding on December 8, 2014. This represents the eighty-first consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of October 31, 2014, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2015. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of December 1, 2014, these two registrants collectively had $658.0 million available under this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of December 1, 2014, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

Operating Activities

Net cash used in operating activities was $19.4 million for the three months ended October 31, 2014, compared to net cash used in operating activities of $34.4 million for the three months ended October 31, 2013. This decrease in cash used in operating activities was primarily due to a $11.4 million decrease in working capital requirements and a $6.3 million increase in cash flow from operations.

The decrease in working capital requirements was primarily due to a $44.5 million decrease in accounts receivable resulting primarily from the timing of billing and collections on accounts receivable and a $15.1 million increase in accrued interest expense due to the timing of interest payments due. These decreases in working capital requirements were partially offset by a $32.0 million decrease in accounts payable from the timing of purchases and disbursements, a $7.9 million increase in inventory from the timing of inventory purchases and a $5.2 million increase in prepaid expenses and other current assets, primarily due to margin deposits made toward price risk management activities and a $3.1 million decrease in other current liabilities, primarily due to the timing of payments and collections of customer deposits.

The increase in cash flow from operations is primarily due to $6.1 million of increased “Gross margin – Propane and other gas liquid sales” and a $5.7 million increase in “Gross margin – Other,” each as discussed above, partially offset by a $1.8 million increase in interest expense.

The operating partnership

Net cash provided by operating activities was $19.4 million for the three months ended October 31, 2014, compared to net cash provided by operating activities of $34.4 million for the three months ended October 31, 2013. This decrease in cash used in operating activities was primarily due to a $11.3 million decrease in working capital requirements and a $6.4 million increase in cash flow from operations.

The decrease in working capital requirements was primarily due to a $44.5 million decrease in accounts receivable resulting primarily from the timing of billing and collections on accounts receivable and a $15.1 million increase in accrued interest expense due to the timing of interest payments due. These decreases in working capital requirements were partially offset by a $32.0 million decrease in accounts payable from the timing of purchases and disbursements, a $7.9 million increase in inventory from the timing of inventory purchases, and a $5.2 million increase in prepaid expenses and other current assets, primarily due to margin deposits made toward price risk management activities and a $3.1 million decrease in other current liabilities, primarily due to the timing of payments and collections of customer deposits.

The increase in cash flow from operations is primarily due to $6.1 million of increased “Gross margin – Propane and other gas liquid sales” and a $5.7 million increase in “Gross margin – Other,” each as discussed above, partially offset by a $1.8 million increase in interest expense.

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

Net cash used in investing activities was $84.8 million for the three months ended October 31, 2014, compared to net cash used in investing activities of $12.4 million for the three months ended October 31, 2013. This increase in net cash used in investing activities is due to an increase of $68.2 million in "Business acquisitions, net of cash acquired" and a $4.3 million increase in "Capital expenditures".

The increase in "Capital expenditures" is primarily due to the timing of $2.9 million in Propane and related equipment sales growth and maintenance capital expenditures and $1.0 million of Midstream operations growth projects.

Due to the mature nature of our Propane and related equipment sales operations, we have not incurred and do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Due to the relatively new nature of our Midstream operations, we may experience significant fluctuations in maintenance capital expenditures as our facilities age and future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Financing Activities

Net cash provided by financing activities was $105.8 million for the three months ended October 31, 2014, compared to net cash provided by financing activities of $48.9 million for the three months ended October 31, 2013. This increase in net cash provided by financing activities was primarily due to $42.0 million in proceeds from equity offerings and $16.0 million in net credit facility borrowings, both of which were primarily used to fund acquisitions during the period.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $41.8 million during the three months ended October 31, 2014 in connection with the distributions declared for the three months ended July 31, 2014. The quarterly distribution on all common units and the related general partner distribution for the three months ended October 31, 2014 of $41.8 million are expected to be paid on December 15, 2014 to holders of record on December 8, 2014.

Secured credit facility

As of October 31, 2014, we had total borrowings outstanding under our secured credit facility of $286.4 million, of which $164.2 million was classified as long-term debt. Additionally, Ferrellgas had $252.8 million and $350.4 million of available borrowing capacity under our secured credit facility as of October 31, 2014 and July 31, 2014, respectively.

Borrowings outstanding at October 31, 2014 under the secured credit facility had a weighted average interest rate of 3.0%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of October 31, 2014, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of October 31, 2014, the one-month and three-month Eurodollar Rates were 0.17% and 0.24%, respectively.

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

Letters of credit outstanding at October 31, 2014 totaled $60.8 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At October 31, 2014, we had remaining letter of credit capacity of $139.2 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of October 31, 2014, the rate was 2.25%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility decreased $1.0 million. We received net funding of $14.0 million from this facility during the three months ended October 31, 2014 as compared to receiving net funding of $15.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of October 31, 2014, we had received cash proceeds of $105.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of October 31, 2014, the weighted average interest rate was 2.1%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

During September 2014, in a non-brokered registered direct offering which units are subject to certain contractual transfer restrictions, we issued to Ferrell Companies Inc. and the former owners of the salt water disposal wells we acquired from C&E Production, LLC and their affiliates, an aggregate of 1.5 million common units for an aggregate purchase price of $42.0 million. We used these proceeds to pay down a portion of the borrowings under our secured credit facility that funded the acquisition of the disposal wells and other propane and related equipment sales acquisitions completed during fiscal 2014.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $42.2 million and $40.3 million during the three months ended October 31, 2014 and 2013, respectively. The operating partnership expects to pay cash distributions of $50.1 million on December 15, 2014.

Contributions received by the operating partnership

During September 2014, the operating partnership received cash contributions of $42.2 million from Ferrellgas Partners pursuant to a registered direct offering as discussed above and a related $0.4 million from the general partner. The proceeds were used to pay down a portion of outstanding indebtedness under the secured credit facility that funded the acquisition of salt water disposal wells from C&E Production, LLC and their affiliates and other propane and related equipment sales acquisitions completed during fiscal 2014.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $57.7 million for the three months ended October 31, 2014, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the three months ended
	October 31, 2014	October 31, 2014
Ferrell Companies (1)	22,529,361	$11,265
FCI Trading Corp. (2)	195,686	98
Ferrell Propane, Inc. (3)	51,204	26
James E. Ferrell (4)	4,358,475	2,179

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman of the Board of Directors of our general partner.

During the three months ended October 31, 2014, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $0.8 million.

On December 15, 2014, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $11.3 million, $0.1 million, $26 thousand, $2.2 million and $0.9 million, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the three months ended October 31, 2014. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2014 and July 31, 2014, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $15.7 million and $9.0 million as of October 31, 2014 and July 31, 2014, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At October 31, 2014, we had $391.4 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $3.9 million for the twelve months ending October 31, 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We have the following interest rate swaps outstanding as of October 31, 2014, all of which are designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of three years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $1.4 million on the $140.0 million swap and ($0.3 million) on the $175.0 million swap for the twelve months ending October 31, 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of October 31, 2014, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended October 31, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  Ferrellgas reached a settlement with the FTC during the three months ended October 31, 2014 without any financial payment; the settlement has been approved by a vote of the Commission and is in a public comment period.

We have also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of our tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  The lawsuits have been consolidated by a multidistrict litigation panel.  We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case.  We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2014.

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

4.6
Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K filed September 29, 2014.

4.7
First Amendment to Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed September 29, 2014.

4.8
Second Amendment to Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed September 29, 2014.

4.9
Third Amendment to Registration Rights Agreement dated as of June 29, 2005, by and between Ferrellgas Partners, L.P. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q filed June 9, 2010.

10.1
Credit Agreement dated as of November 2, 2009, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed September 29, 2014.

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
Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed September 29, 2014.

	#	10.10	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.
	#	10.11
Employment, Confidentiality, and Noncompete Agreement dated as of July 17, 1998 by and among Ferrell Companies, Inc. as the company, Ferrellgas, Inc. as the company, James E. Ferrell as the executive and LaSalle National Bank as trustee of the Ferrell Companies, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed September 29, 2014.

	#	10.12
Change In Control Agreement dated as of October 9, 2006 by and between Ferrellgas, Inc. as the company and James E. Ferrell as the executive. Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed December 9, 2011.

	#	10.13
Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Stephen L. Wambold as the executive. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed September 29, 2014.

	#	10.14
Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and James R. VanWinkle as the executive. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed September 29, 2014.

	#	10.15
Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Tod Brown as the executive. Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed September 29, 2014.

	#	10.16
Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed September 29, 2014.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 10, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; President, Midstream Operations; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	December 10, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	December 10, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; President, Midstream Operations; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	December 10, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

E-3