Form 10-Q
period 2015-01-31
FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP
filed 2015-03-11
CIK 922358, 922360, 922359, 1012493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At March 2, 2015, the registrants had common units or shares of common stock outstanding as follows:

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
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	January 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,356	$8,289
Accounts and notes receivable, net (including $256,112 and $159,003 of accounts receivable pledged as collateral at January 31, 2015 and July 31, 2014, respectively)	273,645	178,602
Inventories	132,273	145,969
Prepaid expenses and other current assets	66,615	32,071
Total current assets	484,889	364,931

Property, plant and equipment (net of accumulated depreciation of $629,230 and $626,831 at January 31, 2015 and July 31, 2014, respectively)	611,008	611,787
Goodwill	285,617	273,210
Intangible assets (net of accumulated amortization of $357,017 and $370,108 at January 31, 2015 and July 31, 2014, respectively)	308,132	276,171
Other assets, net	57,391	46,171
Total assets	$1,747,037	$1,572,270

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$101,191	$69,360
Short-term borrowings	67,431	69,519
Collateralized note payable	175,000	91,000
Other current liabilities	147,627	125,161
Total current liabilities	491,249	355,040

Long-term debt	1,343,463	1,292,214
Other liabilities	40,360	36,662
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (82,717,620 and 81,228,237 units outstanding at January 31, 2015 and July 31, 2014, respectively)	(22,412)	(57,893)
General partner unitholder (835,532 and 820,487 units outstanding at January 31, 2015 and July 31, 2014, respectively)	(60,295)	(60,654)
Accumulated other comprehensive income (loss)	(45,883)	6,181
Total Ferrellgas Partners, L.P. partners' deficit	(128,590)	(112,366)
Noncontrolling interest	555	720
Total partners' deficit	(128,035)	(111,646)
Total liabilities and partners' deficit	$1,747,037	$1,572,270
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014

Revenues:
Propane and other gas liquids sales	$560,867	$789,446	$955,228	$1,171,669
Other	105,106	80,237	154,100	113,044
Total revenues	665,973	869,683	1,109,328	1,284,713

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	330,692	551,506	595,506	810,260
Cost of product sold - other	70,290	48,709	94,150	62,055
Operating expense (includes $0.1 million and $1.5 million for the three months ended January 31, 2015 and 2014, respectively, and $3.6 million and $2.3 million for the six months ended January 31, 2015 and 2014, respectively, for non-cash stock-based compensation)	107,214	118,282	213,642	222,046
Depreciation and amortization expense	23,943	20,643	47,252	40,858
General and administrative expense (includes $0.3 million and $4.4 million for the three months ended January 31, 2015 and 2014, respectively, and $12.8 million and $8.0 million for the six months ended January 31, 2015 and 2014, respectively, for non-cash stock-based compensation)	10,872	16,475	34,267	30,889
Equipment lease expense	5,795	4,274	11,327	8,340
Non-cash employee stock ownership plan compensation charge	3,788	3,636	8,162	6,679
Loss on disposal of assets	1,414	1,337	2,375	1,694

Operating income	111,965	104,821	102,647	101,892

Interest expense	(24,375)	(22,090)	(48,287)	(44,183)
Loss on extinguishment of debt	—	(20,901)	—	(21,202)
Other income (expense), net	(178)	57	(627)	273

Earnings before income taxes	87,412	61,887	53,733	36,780

Income tax expense	1,041	764	531	714

Net earnings	86,371	61,123	53,202	36,066

Net earnings attributable to noncontrolling interest	913	659	619	445

Net earnings attributable to Ferrellgas Partners, L.P.	85,458	60,464	52,583	35,621

Less: General partner's interest in net earnings	11,955	3,663	526	356

Common unitholders' interest in net earnings	$73,503	$56,801	$52,057	$35,265

Basic and diluted net earnings per common unitholders' interest	$0.89	$0.72	$0.63	$0.45

Cash distributions declared per common unit	$0.50	$0.50	$1.00	$1.00

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014

Net earnings	$86,371	$61,123	$53,202	$36,066
Other comprehensive income (loss):
Change in value of risk management derivatives	(45,127)	5,783	(59,024)	16,387
Reclassification of gains and losses of derivatives to earnings, net	7,559	(3,826)	6,431	(4,755)
Foreign currency translation adjustment	—	(14)	(2)	(135)
Other comprehensive income (loss)	(37,568)	1,943	(52,595)	11,497
Comprehensive income	48,803	63,066	607	47,563
Less: Comprehensive income attributable to noncontrolling interest	536	679	88	561
Comprehensive income attributable to Ferrellgas Partners, LP	$48,267	$62,387	$519	$47,002
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income (loss)	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder			Non-controlling interest
Balance at July 31, 2014	81,228.2	820.5	$(57,893)	$(60,654)	$6,181	$(112,366)	$720	$(111,646)
Contributions in connection with non-cash ESOP and stock-based compensation charges	—	—	24,100	244	—	24,344	248	24,592
Distributions	—	—	(82,715)	(836)	—	(83,551)	(932)	(84,483)
Common units issued	1,489.4	15.0	42,039	425	—	42,464	431	42,895
Net earnings	—	—	52,057	526	—	52,583	619	53,202
Other comprehensive income (loss)	—	—	—	—	(52,064)	(52,064)	(531)	(52,595)
Balance at January 31, 2015	82,717.6	835.5	$(22,412)	$(60,295)	$(45,883)	$(128,590)	$555	$(128,035)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2015	2014

Cash flows from operating activities:
Net earnings	$53,202	$36,066
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	47,252	40,858
Non-cash employee stock ownership plan compensation charge	8,162	6,679
Non-cash stock-based compensation charge	16,430	10,350
Loss on disposal of assets	2,375	1,694
Loss on extinguishment of debt	—	6,526
Change in fair value of contingent consideration	(6,300)	—
Provision for doubtful accounts	1,859	2,105
Deferred income tax expense	157	616
Other	1,698	1,823
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(96,797)	(227,911)
Inventories	13,696	(18,526)
Prepaid expenses and other current assets	(38,477)	(10,134)
Accounts payable	32,126	87,395
Accrued interest expense	47	(3,809)
Other current liabilities	(9,905)	(4,615)
Other assets and liabilities	(11,817)	721
Net cash provided by (used in) operating activities	13,708	(70,162)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(68,655)	(5,227)
Capital expenditures	(29,413)	(22,873)
Proceeds from sale of assets	2,729	2,482
Other	—	(8)
Net cash used in investing activities	(95,339)	(25,626)

Cash flows from financing activities:
Distributions	(83,551)	(79,907)
Proceeds from issuance of long-term debt	90,643	369,493
Payments on long-term debt	(45,063)	(327,563)
Net additions to (reductions in) short-term borrowings	(2,088)	16,991
Net additions to collateralized short-term borrowings	84,000	137,000
Cash paid for financing costs	(204)	(7,473)
Noncontrolling interest activity	(501)	(896)
Proceeds from exercise of common unit options	91	106
Proceeds from equity offering, (net of issuance costs of $52 for the six months ended January 31, 2015)	41,948	—
Cash contribution from general partner in connection with common unit issuances	425	—
Net cash provided by financing activities	85,700	107,751

Effect of exchange rate changes on cash	(2)	(135)

Net change in cash and cash equivalents	4,067	11,828
Cash and cash equivalents - beginning of period	8,289	6,464
Cash and cash equivalents - end of period	$12,356	$18,292
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of January 31, 2015, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 22.8 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Creditors of the operating partnership have no recourse with regards to Ferrellgas Partners.

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

•
Midstream operations consists of eight salt water disposal wells in the Eagle Ford shale region of south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water that is transported by truck to Ferrellgas' disposal wells.

Due to seasonality, the results of operations for the six months ended January 31, 2015 and 2014 are not necessarily indicative of the results to be expected for a full fiscal year.

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

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2015	2014
CASH PAID FOR:
Interest	$46,440	$45,648
Income taxes	$267	$178
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$1,500
Liabilities incurred in connection with acquisitions	$—	$682
Change in accruals for property, plant and equipment additions	$1,216	$1,082

C. Supplemental financial statement information

Inventories consist of the following:

	January 31, 2015	July 31, 2014
Propane gas and related products	$104,169	$121,111
Appliances, parts and supplies	28,104	24,858
Inventories	$132,273	$145,969

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2015, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 41.4 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31, 2015	July 31, 2014
Accrued interest	$12,229	$12,182
Accrued payroll	17,465	37,120
Customer deposits and advances	24,772	25,412
Price risk management liabilities	34,488	83
Other	58,673	50,364
Other current liabilities	$147,627	$125,161

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014
Operating expense	$48,125	$54,755	$93,915	$100,733
Depreciation and amortization expense	1,327	1,440	2,777	2,855
Equipment lease expense	5,713	3,767	10,578	7,394
	$55,165	$59,962	$107,270	$110,982

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2015	July 31, 2014
Accounts receivable pledged as collateral	$256,112	$159,003
Accounts receivable	22,691	24,108
Other	183	247
Less: Allowance for doubtful accounts	(5,341)	(4,756)
Accounts and notes receivable, net	$273,645	$178,602

At January 31, 2015, $256.1 million of trade accounts receivable were pledged as collateral against $175.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2014, $159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2015, the operating partnership had received cash proceeds of $175.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2014, the operating partnership had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.0% and 2.1% as of January 31, 2015 and July 31, 2014, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2015 and July 31, 2014, $67.4 million and $69.5 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of January 31, 2015, Ferrellgas had total borrowings outstanding under its secured credit facility of $239.2 million, of which $171.8 million was classified as long-term debt. As of July 31, 2014, Ferrellgas had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt. Additionally, Ferrellgas had $292.7 million and $350.4 million of available borrowing capacity under our secured credit facility as of January 31, 2015 and July 31, 2014, respectively.

Borrowings outstanding at January 31, 2015 and July 31, 2014 under the secured credit facilities had weighted average interest rates of 3.2% and 3.4%, respectively.

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

Letters of credit outstanding at January 31, 2015 totaled $68.1 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At January 31, 2015, Ferrellgas had remaining letter of credit capacity of $131.9 million. At July 31, 2014, Ferrellgas had remaining letter of credit capacity of $143.7 million.

F.  Partners' deficit

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014
Public common unitholders	$27,791	$26,534	$55,579	$53,032
Ferrell Companies (1)	11,265	10,735	22,530	21,470
FCI Trading Corp. (2)	98	98	196	196
Ferrell Propane, Inc. (3)	26	26	52	52
James E. Ferrell (4)	2,179	2,179	4,358	4,358
General partner	418	400	836	799
	$41,777	$39,972	$83,551	$79,907

(1) Ferrell Companies is the owner of the general partner and is an approximate 27.2% direct owner of Ferrellgas Partners' common units and thus a related party.
(2) FCI Trading Corp. is an affiliate of the general partner and thus a related party.
(3) Ferrell Propane, Inc. is controlled by the general partner and thus a related party.
(4) James E. Ferrell is the Chairman of the Board of Directors of the general partner and a related party.

On February 26, 2015, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended January 31, 2015, which is expected to be paid on March 17, 2015. Included in this cash distribution are the following amounts to be paid to related parties:

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

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the six months ended January 31, 2015 and 2014.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2015, the general partner made cash contributions of $0.9 million and non-cash contributions of $0.5 million to Ferrellgas to maintain its effective 2% general partner interest.

During the six months ended January 31, 2014, the general partner made non-cash contributions of $0.3 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Fair value measurements

Derivative financial instruments and contingent consideration

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2015 and July 31, 2014:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,382	$—	$3,382
Propane commodity derivatives	$—	$2,081	$—	$2,081
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,796)	$—	$(3,796)
Propane commodity derivatives	$—	$(44,593)	$—	$(44,593)
Contingent consideration	$—	$—	$(100)	$(100)

July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Propane commodity derivatives	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Propane commodity derivatives	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended January 31, 2015:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Increase in fair value related to accretion	400
Change in fair value included in earnings	(6,700)
Balance at January 31, 2015	$100

Quantitative information about Level 3 fair value measurements

	Fair value at January 31, 2015	Valuation technique		Unobservable input	Range	Weighted average
Contingent consideration liability	$100	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	5% - 80%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas' weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of January 31, 2015, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(20)	$—	$170	$(100)

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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2015 and July 31, 2014, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,379.7 million and $1,408.2 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activities

During the six months ended January 31, 2015 Ferrellgas recognized a $0.2 million loss related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges. During the six months ended January 31, 2014, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ condensed consolidated balance sheets as of January 31, 2015 and July 31, 2014:

	January 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,837	Other current liabilities	$33,423
Propane commodity derivatives	Other assets, net	243	Other liabilities	11,170
Interest rate swap agreements	Prepaid expenses and other current assets	2,053	Other current liabilities	1,065
Interest rate swap agreements	Other assets, net	1,329	Other liabilities	2,731
	Total	$5,462	Total	$48,389

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Propane commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

Ferrellgas' exchange traded propane commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of January 31, 2015 and July 31, 2014, respectively:

	January 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$31,207	Other current liabilities	$15
	Other assets, net	12,343	Other liabilities	—
		$43,550		$15

	July 31, 2014
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$156	Other current liabilities	$—
	Other assets, net	189	Other liabilities	—
		$345		$—

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three and six months ended January 31, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$587	$489	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$1,043	$1,321	$(4,550)	$(7,640)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and six months ended January 31, 2015 and 2014 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$(42,910)	Cost of product sold- propane and other gas liquids sales	$(7,360)
Interest rate swap agreements	(2,217)	Interest expense	(199)
	$(45,127)		$(7,559)

	For the three months ended January 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$5,846	Cost of product sold- propane and other gas liquids sales	$3,826
Interest rate swap agreements	(63)	Interest expense	—
	$5,783		$3,826

	For the six months ended January 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$(55,668)	Cost of product sold- propane and other gas liquids sales	$(6,232)
Interest rate swap agreements	(3,356)	Interest expense	(199)
	$(59,024)		$(6,431)

	For the six months ended January 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$17,463	Cost of product sold- propane and other gas liquids sales	$4,755
Interest rate swap agreements	(1,076)	Interest expense	—
	$16,387		$4,755

The changes in derivatives included in AOCI for the six months ended January 31, 2015 and 2014 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2015	2014
Beginning balance	$6,483	$2,066
Change in value of risk management commodity derivatives	(55,668)	17,463
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales, net	6,232	(4,755)
Change in value of risk management interest rate derivatives	(3,356)	(1,076)
Reclassification of gains and losses on interest rate hedges to interest expense	$199	$—
Ending balance	$(46,110)	$13,698

Ferrellgas expects to reclassify net losses of approximately $31.6 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2015 and 2014, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2015, Ferrellgas had financial derivative contracts covering 3.5 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, at January 31, 2015 Ferrellgas, L.P. had no exposure to losses due to credit risk, based upon the gross fair values of the derivative financial instruments, if these counterparties that make up the concentration failed to perform according to the terms of their contracts.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the operating partnership’s debt rating. At January 31, 2015, there were $1.1 million of derivatives with credit-risk-related contingent features in a liability position for which Ferrellgas had no collateral posted in the normal course of business related to such derivatives.

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

	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014
Operating expense	$59,142	$61,412	$110,262	$109,570

General and administrative expense	$8,068	$9,200	$14,665	$15,101

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

Ferrellgas has also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of our tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that Ferrellgas and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  These lawsuits have been consolidated into one case by a multidistrict litigation panel. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case.  Ferrellgas does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

K.    Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the condensed consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed according to the incentive distribution rights in our Partnership Agreement. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows:

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

The dilutive effect on net earnings per common unitholders' interest was $0.13 and $0.04 for the three months ended January 31, 2015 and 2014, respectively. There was no dilutive effect for either the six months ended January 31, 2015 or 2014.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net earnings	$73,503	$56,801	$52,057	$35,265

Weighted average common units outstanding - basic	82,716.9	79,129.4	82,448.3	79,102.6
Dilutive securities	7.4	29.3	8.0	29.9
Weighted average common units outstanding - diluted	82,724.3	79,158.7	82,456.3	79,132.5

Basic and diluted net earnings per common unitholders’ interest	$0.89	$0.72	$0.63	$0.45

L.    Segment reporting

During May 2014, Ferrellgas entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests of Sable, a fluid logistics provider in the Eagle Ford shale region of south Texas. With this acquisition Ferrellgas established a new operating and reportable segment referred to as “Midstream Operations” in addition to the existing reportable segment of propane and related equipment sales. The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on net earnings before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other income (expense), net, change in fair value of contingent consideration and litigation accrual and related legal fees associated with a class action lawsuit. This performance measure is not a GAAP measure but the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings attributable to Ferrellgas Partners L.P., which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
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

Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and oil/condensate. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. In the oil and gas fields that Ferrellgas services, these volumes of water are transported by truck away from the fields to salt water disposal wells where it is injected into underground geologic formations using high-pressure pumps. Revenue is derived from fees charged to customers to dispose of salt water at the disposal facilities and crude oil sales from a process we use to separate crude oil from salt water, known as "skimming oil".

Prior to the Sable acquisition in May 2014, Ferrellgas managed and evaluated its operations as a single reportable segment. As the current two reportable segment structure is the result of the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2014 does not exist.

Following is a summary of segment information for the three months ended January 31, 2015.

	Three months ended January 31, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$658,820	$7,153	$—	$665,973
Direct costs (1)	513,006	5,137	10,902	529,045
Adjusted EBITDA	$145,814	$2,016	$(10,902)	$136,928

 Following is a summary of segment information for the six months ended January 31, 2015.

	Six months ended January 31, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$1,094,259	$15,069	$—	$1,109,328
Direct costs (1)	906,811	9,870	21,358	938,039
Adjusted EBITDA	$187,448	$5,199	$(21,358)	$171,289

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

Following is a reconciliation of Ferrellgas total segment performance measure to consolidated net earnings:

	Three months ended January 31,	Six months ended January 31,
	2015	2015

Net earnings attributable to Ferrellgas Partners, L.P.	$85,458	$52,583
Income tax expense	1,041	531
Interest expense	24,375	48,287
Depreciation and amortization expense	23,943	47,252
EBITDA	134,817	148,653
Non-cash employee stock ownership plan compensation charge	3,788	8,162
Non-cash stock-based compensation charge	318	16,430
Loss on disposal of assets	1,414	2,375
Other expense (income), net	178	627
Change in fair value of contingent consideration	(4,500)	(6,300)
Litigation accrual and related legal fees associated with a class action lawsuit	—	723
Net earnings attributable to noncontrolling interest	913	619
Adjusted EBITDA	$136,928	$171,289

Following are total assets by segment:

	January 31,	July 31,
	2015	2014

Assets
Propane and related equipment sales	$1,508,347	$1,400,603
Midstream operations	201,902	136,116
Corporate and unallocated	36,788	35,551
Total consolidated assets	$1,747,037	$1,572,270

Following are capital expenditures by segment:

	For the six months ended January 31, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Maintenance	$8,873	$350	$676	$9,899
Growth	14,324	2,910	—	17,234
Total	$23,197	$3,260	$676	$27,133

M. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2015	July 31, 2014
ASSETS
Cash	$909	$969
Total assets	$909	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	15,196	15,106
Accumulated deficit	(15,287)	(15,137)
Total stockholder's equity	$909	$969
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014

General and administrative expense	$—	$—	$150	$50

Net loss	$—	$—	$(150)	$(50)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2015	2014
Cash flows provided by (used in) operating activities:
Net loss	$(150)	$(50)
Cash used in operating activities	(150)	(50)

Cash flows provided by (used in) financing activities:
Capital contribution	90	50
Cash provided by financing activities	90	50

Net change in cash	(60)	—
Cash - beginning of period	969	969
Cash - end of period	$909	$969
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	January 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,164	$8,283
Accounts and notes receivable, net (including $256,112 and $159,003 of accounts receivable pledged as collateral at January 31, 2015 and July 31, 2014, respectively)	273,645	178,602
Inventories	132,273	145,969
Prepaid expenses and other current assets	66,572	32,079
Total current assets	484,654	364,933

Property, plant and equipment (net of accumulated depreciation of $629,230 and $626,831 at January 31, 2015 and July 31, 2014, respectively)	611,008	611,787
Goodwill	285,617	273,210
Intangible assets (net of accumulated amortization of $357,017 and $370,108 at January 31, 2015 and July 31, 2014, respectively)	308,132	276,171
Other assets, net	55,171	43,732
Total assets	$1,744,582	$1,569,833

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$101,191	$69,360
Short-term borrowings	67,431	69,519
Collateralized note payable	175,000	91,000
Other current liabilities	145,620	123,153
Total current liabilities	489,242	353,032

Long-term debt	1,161,463	1,110,214
Other liabilities	40,360	36,662
Contingencies and commitments (Note J)

Partners' capital:
Limited partner	98,845	63,024
General partner	1,009	643
Accumulated other comprehensive income (loss)	(46,337)	6,258
Total partners' capital	53,517	69,925
Total liabilities and partners' capital	$1,744,582	$1,569,833
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014

Revenues:
Propane and other gas liquids sales	$560,867	$789,446	$955,228	$1,171,669
Other	105,106	80,237	154,100	113,044
Total revenues	665,973	869,683	1,109,328	1,284,713

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	330,692	551,506	595,506	810,260
Cost of product sold - other	70,290	48,709	94,150	62,055
Operating expense (includes $0.1 million and $1.5 million for the three months ended January 31, 2015 and 2014, respectively, and $3.6 million and $2.3 million for the six months ended January 31, 2015 and 2014, respectively, for non-cash stock-based compensation)	107,214	118,277	213,645	222,166
Depreciation and amortization expense	23,943	20,643	47,252	40,858
General and administrative expense (includes $0.3 million and $4.4 million for the three months ended January 31, 2015 and 2014, respectively, and $12.8 million and $8.0 million for the six months ended January 31, 2015 and 2014, respectively, for non-cash stock-based compensation)	10,872	16,475	34,267	30,889
Equipment lease expense	5,795	4,274	11,327	8,340
Non-cash employee stock ownership plan compensation charge	3,788	3,636	8,162	6,679
Loss on disposal of assets	1,414	1,337	2,375	1,694

Operating income	111,965	104,826	102,644	101,772

Interest expense	(20,341)	(18,047)	(40,219)	(36,096)
Loss on extinguishment of debt	—	(20,901)	—	(21,202)
Other income (expense), net	(178)	57	(627)	273

Earnings before income taxes	91,446	65,935	61,798	44,747

Income tax expense	1,037	764	526	714

Net earnings	$90,409	$65,171	$61,272	$44,033
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014

Net earnings	$90,409	$65,171	$61,272	$44,033
Other comprehensive income (loss):
Change in value of risk management derivatives	(45,127)	5,783	(59,024)	16,387
Reclassification of gains and losses of derivatives to earnings, net	7,559	(3,826)	6,431	(4,755)
Foreign currency translation adjustment	—	(14)	(2)	(135)
Other comprehensive income (loss)	(37,568)	1,943	(52,595)	11,497
Comprehensive income	$52,841	$67,114	$8,677	$55,530
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2014	$63,024	$643	$6,258	$69,925
Contributions in connection with non-cash ESOP and stock-based compensation charges	24,344	248	—	24,592
Contributions from partners	42,224	431	—	42,655
Distributions	(91,400)	(932)	—	(92,332)
Net earnings	60,653	619	—	61,272
Other comprehensive income		—	(52,595)	(52,595)
Balance at January 31, 2015	$98,845	$1,009	$(46,337)	$53,517
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the six months ended January 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$61,272	$44,033
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	47,252	40,858
Non-cash employee stock ownership plan compensation charge	8,162	6,679
Non-cash stock-based compensation charge	16,430	10,350
Loss on disposal of assets	2,375	1,694
Loss on extinguishment of debt	—	6,526
Change in fair value of contingent consideration	(6,300)	—
Provision for doubtful accounts	1,859	2,105
Deferred income tax expense	157	616
Other	1,479	1,582
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(96,797)	(227,911)
Inventories	13,696	(18,526)
Prepaid expenses and other current assets	(38,426)	(10,120)
Accounts payable	32,126	87,395
Accrued interest expense	47	(3,810)
Other current liabilities	(9,904)	(4,595)
Other assets and liabilities	(11,817)	721
Net cash provided by (used in) operating activities	21,611	(62,403)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(68,655)	(5,242)
Capital expenditures	(29,413)	(22,873)
Proceeds from sale of assets	2,729	2,482
Other	—	(8)
Net cash used in investing activities	(95,339)	(25,641)

Cash flows from financing activities:
Distributions	(92,332)	(88,652)
Contributions from partners	42,655	252
Proceeds from issuance of long-term debt	90,643	369,493
Payments on long-term debt	(45,063)	(327,563)
Net additions to (reductions in) short-term borrowings	(2,088)	16,991
Net additions to collateralized short-term borrowings	84,000	137,000
Cash paid for financing costs	(204)	(7,473)
Net cash provided by financing activities	77,611	100,048

Effect of exchange rate changes on cash	(2)	(135)

Net change in cash and cash equivalents	3,881	11,869
Cash and cash equivalents - beginning of period	8,283	6,307
Cash and cash equivalents - end of period	$12,164	$18,176
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

•
Midstream operations consists of eight salt water disposal wells in the Eagle Ford shale region of south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and natural gas wells generate significant volumes of salt water that is transported by truck to Ferrellgas, L.P.'s disposal wells.

Due to seasonality, the results of operations for the six months ended January 31, 2015 and 2014 are not necessarily indicative of the results to be expected for a full fiscal year.

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

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the six months ended January 31,
	2015	2014
CASH PAID FOR:
Interest	$38,591	$37,800
Income taxes	$262	$179
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$1,500
Liabilities incurred in connection with acquisitions	$—	$682
Change in accruals for property, plant and equipment additions	$1,216	$1,082

C.    Supplemental financial statement information

Inventories consist of the following:

	January 31, 2015	July 31, 2014
Propane gas and related products	$104,169	$121,111
Appliances, parts and supplies	28,104	24,858
Inventories	$132,273	$145,969

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of January 31, 2015, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 41.4 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	January 31, 2015	July 31, 2014
Accrued interest	$10,223	$10,176
Accrued payroll	17,465	37,120
Customer deposits and advances	24,772	25,412
Price risk management liabilities	34,488	83
Other	58,672	50,362
Other current liabilities	$145,620	$123,153

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014
Operating expense	$48,125	$54,755	$93,915	$100,733
Depreciation and amortization expense	1,327	1,440	2,777	2,855
Equipment lease expense	5,713	3,767	10,578	7,394
	$55,165	$59,962	$107,270	$110,982

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	January 31, 2015	July 31, 2014
Accounts receivable pledged as collateral	$256,112	$159,003
Accounts receivable	22,691	24,108
Other	183	247
Less: Allowance for doubtful accounts	(5,341)	(4,756)
Accounts and notes receivable, net	$273,645	$178,602

At January 31, 2015, $256.1 million of trade accounts receivable were pledged as collateral against $175.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2014, $159.0 million of trade accounts receivable were pledged as collateral against $91.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of January 31, 2015, Ferrellgas, L.P. had received cash proceeds of $175.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2014, Ferrellgas, L.P. had received cash proceeds of $91.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.0% and 2.1% as of January 31, 2015 and July 31, 2014, respectively.

E.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of January 31, 2015 and July 31, 2014, $67.4 million and $69.5 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Secured credit facility

As of January 31, 2015, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $239.2 million, of which $171.8 million was classified as long-term debt. As of July 31, 2014, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $193.3 million, of which $123.8 million was classified as long-term debt. Additionally, Ferrellgas had $292.7 million and $350.4 million of available borrowing capacity under our secured credit facility as of January 31, 2015 and July 31, 2014, respectively.

Borrowings outstanding at January 31, 2015 and July 31, 2014 under the secured credit facilities had weighted average interest rates of 3.2% and 3.4%, respectively.

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

Letters of credit outstanding at January 31, 2015 totaled $68.1 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2014 totaled $56.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At January 31, 2015, Ferrellgas, L.P. had remaining letter of credit capacity of $131.9 million. At July 31, 2014 Ferrellgas, L.P. had remaining letter of credit capacity of $143.7 million.

F.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014
Ferrellgas Partners	$49,626	$47,821	$91,400	$87,756
General partner	506	488	932	896
	$50,132	$48,309	$92,332	$88,652

On February 26, 2015, Ferrellgas, L.P. declared distributions for the three months ended January 31, 2015 to Ferrellgas Partners and the general partner of $41.8 million and $0.4 million, respectively, which are expected to be paid on March 17, 2015.

During six months ended January 31, 2015, Ferrellgas, L.P. received cash contributions of $42.2 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.’s secured credit facility.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the six months ended January 31, 2015 and 2014.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the six months ended January 31, 2015, the general partner made cash contributions of $0.4 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the six months ended January 31, 2014, the general partner made non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Fair value measurements

Derivative financial instruments and contingent consideration

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of January 31, 2015 and July 31, 2014:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
January 31, 2015:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,382	$—	$3,382
Propane commodity derivatives	$—	$2,081	$—	$2,081
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(3,796)	$—	$(3,796)
Propane commodity derivatives	$—	$(44,593)	$—	$(44,593)
Contingent consideration	$—	$—	$(100)	$(100)

July 31, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,101	$—	$2,101
Propane commodity derivatives	$—	$7,006	$—	$7,006
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(5,075)	$—	$(5,075)
Propane commodity derivatives	$—	$(83)	$—	$(83)
Contingent consideration	$—	$—	$(6,400)	$(6,400)

The following is a reconciliation of the opening and closing balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended January 31, 2015:

Contingent consideration liability
Balance at July 31, 2014	$6,400
Increase in fair value related to accretion	400
Change in fair value included in earnings	(6,700)
Balance at January 31, 2015	$100
Quantitative information about Level 3 fair value measurements

	Fair value at January 31, 2015	Valuation technique		Unobservable input	Range	Weighted average
Contingent consideration liability	$100	Discounted cash flow	A.	Weighted average cost of capital (WACC)	N/A	20%
			B.	Probability of forecast	5% - 80%	N/A

The valuation of the contingent consideration is based on unobservable inputs such as Ferrellgas, L.P.'s weighted average cost of capital and the likelihood of the acquired company meeting earnings thresholds. As of January 31, 2015, fluctuations in these inputs could have the following effect (in thousands):

	Increase/(decrease)
	5% increase in WACC	5% decrease in WACC	10% increase in best earnings forecast probability	10% decrease in best earnings forecast probability
Change in the fair value of contingent consideration	$(20)	$—	$170	$(100)

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

Other financial instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At January 31, 2015 and July 31, 2014, the estimated fair value of Ferrellgas L.P.’s long-term debt instruments was $1,194.5 million and $1,215.3 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

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

Derivative instruments and hedging activities

During the six months ended January 31, 2015, Ferrellgas, L.P. recognized a $0.2 million loss related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges. During the six months ended January 31, 2014, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s condensed consolidated balance sheets as of January 31, 2015 and July 31, 2014:

	January 31, 2015
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,837	Other current liabilities	$33,423
Propane commodity derivatives	Other assets, net	243	Other liabilities	11,170
Interest rate swap agreements	Prepaid expenses and other current assets	2,053	Other current liabilities	1,065
Interest rate swap agreements	Other assets, net	1,329	Other liabilities	2,731
	Total	$5,462	Total	$48,389

	July 31, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$5,301	Other current liabilities	$83
Propane commodity derivatives	Other assets, net	1,705	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,101	Other current liabilities	—
Interest rate swap agreements	Other assets, net	—	Other liabilities	5,075
	Total	$9,107	Total	$5,158

Ferrellgas, L.P.'s exchange traded propane commodity derivative contracts require cash margin deposit as collateral for contracts that are in a negative mark-to-market position. These cash margin deposits will be returned if mark-to-market conditions improve or will be applied against cash settlement when the contracts are settled. The following tables provide a summary of cash margin deposit balances as of January 31, 2015 and July 31, 2014, respectively:

	January 31, 2015
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$31,207	Other current liabilities	$15
	Other assets, net	12,343	Other liabilities	—
		$43,550		$15

	July 31, 2014
	Assets		Liabilities
Description	Location	Amount	Location	Amount
Margin Deposits	Prepaid expenses and other current assets	$156	Other current liabilities	$—
	Other assets, net	189	Other liabilities	—
		$345		$—

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of earnings for the six months ended January 31, 2015 and 2014 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended January 31,		For the three months ended January 31,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$587	$489	$(2,275)	$(2,275)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the six months ended January 31,		For the six months ended January 31,
		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$1,043	$1,321	$(4,550)	$(7,640)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income for the six months ended January 31, 2015 and 2014 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended January 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$(42,910)	Cost of product sold- propane and other gas liquids sales	$(7,360)
Interest rate swap agreements	(2,217)	Interest expense	(199)
	$(45,127)		$(7,559)

	For the three months ended January 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$5,846	Cost of product sold- propane and other gas liquids sales	$3,826
Interest rate swap agreements	(63)	Interest expense	—
	$5,783		$3,826

	For the six months ended January 31, 2015
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Propane commodity derivatives	$(55,668)	Cost of product sold- propane and other gas liquids sales	$(6,232)
Interest rate swap agreements	(3,356)	Interest expense	(199)
	$(59,024)		$(6,431)

	For the six months ended January 31, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
Propane commodity derivatives	$17,463	Cost of product sold- propane and other gas liquids sales	$4,755
Interest rate swap agreements	(1,076)	Interest expense	—
	$16,387		$4,755

The changes in derivatives included in AOCI for the six months ended January 31, 2015 and 2014 were as follows:

	For the six months ended January 31,
Gains and losses on derivatives included in AOCI	2015	2014
Beginning balance	$6,483	$2,066
Change in value of risk management commodity derivatives	(55,668)	17,463
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales, net	6,232	(4,755)
Change in value of risk management interest rate derivatives	(3,356)	(1,076)
Reclassification of gains and losses on interest rate hedges to interest expense	$199	$—
Ending balance	$(46,110)	$13,698

Ferrellgas, L.P. expects to reclassify net losses of approximately $31.6 million to earnings during the next 12 months. These net losses are expected to be offset by increased margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the six months ended January 31, 2015 and 2014, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of January 31, 2015, Ferrellgas, L.P. had financial derivative contracts covering 3.5 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative financial instruments credit risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, at January 31, 2015 Ferrellgas, L.P. had no exposure to losses due to credit risk, based upon the gross fair values of the derivative financial instruments, if these counterparties that make up the concentration failed to perform according to the terms of their contracts.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Ferrellgas, L.P.’s debt rating. At January 31, 2015, there were $1.1 million of derivatives with credit-risk-related contingent features in a liability position for which Ferrellgas, L.P. had no posted collateral in the normal course of business related to such derivatives.

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

	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014
Operating expense	$59,142	$61,412	$110,262	$109,570

General and administrative expense	$8,068	$9,200	$14,665	$15,101

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

Ferrellgas L.P. has also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of our tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that Ferrellgas L.P. and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  These lawsuits have been consolidated into one case by a multidistrict litigation panel. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case.  Ferrellgas L.P. does not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

K.    Segment reporting

During May 2014, Ferrellgas L.P. entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests of Sable, a fluid logistics provider in the Eagle Ford shale region of south Texas. With this acquisition Ferrellgas L.P. established a new operating and reportable segment referred to as “Midstream Operations” in addition to the existing reportable segment of propane and related equipment sales. The chief operating decision maker evaluates the operating segments using an Adjusted EBITDA performance measure which is based on net earnings before income tax expense, interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock-based compensation charge, loss on disposal of assets, other income (expense), net, change in fair value of contingent consideration and litigation accrual and related legal fees associated with a class action lawsuit. This performance measure is not a GAAP measure, however, the components are computed using amounts that are determined in accordance with GAAP. A reconciliation of this performance measure to net earnings, which is its nearest comparable GAAP measure, is included in the tables below. In management's evaluation of performance, certain costs, such as compensation for administrative staff and executive management, are not allocated by segment and, accordingly, the following reportable segment results do not include such unallocated costs. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies in Note B.
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

Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and oil/condensate. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. In the oil and gas fields that Ferrellgas L.P.'s services, these volumes of water are transported by truck away from the fields to salt water disposal wells where it is injected into underground geologic formations using high-pressure pumps. Revenue is derived from fees charged to customers to dispose of salt water at the disposal facilities and crude oil sales from a process we use to separate crude oil from salt water, known as "skimming oil".

Prior to the Sable acquisition in May 2014, Ferrellgas managed and evaluated its operations as a single reportable segment. As the current two reportable segment structure is the result of the Sable acquisition completed during May 2014, comparative historical segment information for fiscal 2014 does not exist.

Following is a summary of segment information for the three months ended January 31, 2015.

	Three months ended January 31, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$658,820	$7,153	$—	$665,973
Direct costs (1)	513,006	5,137	10,902	529,045
Adjusted EBITDA	$145,814	$2,016	$(10,902)	$136,928

Following is a summary of segment information for the six months ended January 31, 2015.

	Six months ended January 31, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Segment revenues	$1,094,259	$15,069	$—	$1,109,328
Direct costs (1)	906,814	9,870	21,358	938,042
Adjusted EBITDA	$187,445	$5,199	$(21,358)	$171,286

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

Following is a reconciliation of our total segment performance measure to consolidated net earnings:

	Three months ended January 31,	Six months ended January 31,
	2015	2015

Net earnings	$90,409	$61,272
Income tax expense	1,037	526
Interest expense	20,341	40,219
Depreciation and amortization expense	23,943	47,252
EBITDA	135,730	149,269
Non-cash employee stock ownership plan compensation charge	3,788	8,162
Non-cash stock-based compensation charge	318	16,430
Loss on disposal of assets	1,414	2,375
Other expense (income), net	178	627
Change in fair value of contingent consideration	(4,500)	(6,300)
Litigation accrual and related legal fees associated with a class action lawsuit	—	723
Adjusted EBITDA	$136,928	$171,286

Following are total assets by segment:

	January 31,	July 31,
	2015	2014

Assets
Propane and related equipment sales	$1,508,347	$1,400,603
Midstream operations	201,902	136,116
Corporate and unallocated	34,333	33,114
Total consolidated assets	$1,744,582	$1,569,833

Following are capital expenditures by segment:

	For the six months ended January 31, 2015
	Propane and related equipment sales	Midstream operations	Corporate and other	Total

Maintenance	$8,873	$350	$676	$9,899
Growth	14,324	2,910	—	17,234
Total	$23,197	$3,260	$676	$27,133

L.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	January 31, 2015	July 31, 2014
ASSETS
Cash	$990	$1,100
Total assets	$990	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	52,609	49,159
Accumulated deficit	(52,619)	(49,059)
Total stockholder's equity	$990	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2015	2014	2015	2014

General and administrative expense	$3,400	$4,790	$3,560	$4,840

Net loss	$(3,400)	$(4,790)	$(3,560)	$(4,840)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended January 31,
	2015	2014
Cash flows provided by (used in) operating activities:
Net loss	$(3,560)	$(4,840)
Cash used in operating activities	(3,560)	(4,840)

Cash flows provided by (used in) financing activities:
Capital contribution	3,450	4,840
Cash provided by financing activities	3,450	4,840

Net change in cash	(110)	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$990	$1,100
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

•	Ferrellgas Partners issued common units during both fiscal 2014 and 2015.

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

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2015 and 2016 sales commitments and, as of January 31, 2015, have experienced net mark to market losses of approximately $42.5 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net losses are expected to be offset by increased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At January 31, 2015, we estimate 60% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

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

Midstream Operations - Disposal Wells
We currently own and operate eight salt water disposal wells in and around the Eagle Ford shale in south Texas. Salt water disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and oil/condensate. Production water is salt water from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to salt water disposal wells where it is injected into underground geologic formations using high-pressure pumps. Our revenue is derived from fees we charge our customers to dispose of salt water at our facilities and crude oil sales from a process we use to separate crude oil from salt water, known as "skimming oil".
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

Financial Summary

“Net earnings attributable to Ferrellgas Partners, L.P.” in the six months ended January 31, 2015 was $52.6 million compared to $35.6 million in the prior year period. This increase was primarily due to:

•	a $21.2 loss on extinguishment of debt that occurred in the prior year period; and

•	a $5.2 million increase in “Adjusted EBITDA – Midstream operations”; and

partially offset by a $6.4 million increase in “Depreciation and amortization expense” due primarily to the addition of the assets associated with the Midstream operations segment.

We completed our last annual goodwill impairment test on January 31, 2015 and did not incur an impairment loss.

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

Results of Operations

Three months ended January 31, 2015 compared to January 31, 2014

			Favorable
(amounts in thousands)			(Unfavorable)
Three months ended January 31,	2015	2014	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	215,996	246,929	(30,933)	(13)%
Wholesale – Sales to Resellers	81,310	95,922	(14,612)	(15)%
	297,306	342,851	(45,545)	(13)%
Midstream operations (barrels processed)	4,722	—	4,722	NM

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$402,451	$545,670	$(143,219)	(26)%
Wholesale – Sales to Resellers	127,164	193,093	(65,929)	(34)%
Other Gas Sales (a)	31,252	50,683	(19,431)	(38)%
Other	97,953	80,237	17,716	22%
Propane and related equipment revenues	658,820	869,683	(210,863)	(24)%
Midstream operations	7,153	—	7,153	NM
	$665,973	$869,683	$(203,710)	(23)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$189,538	$187,081	$2,457	1%
Wholesale – Sales to Resellers (a)	40,637	50,859	(10,222)	(20)%
Other	29,882	31,528	(1,646)	(5)%
Propane and related equipment gross margin	260,057	269,468	(9,411)	(3)%
Midstream operations (d)	4,934	—	4,934	NM
	$264,991	$269,468	$(4,477)	(2)%

Operating income	$111,965	$104,821	$7,144	7%

Adjusted EBITDA
Propane and related equipment	$145,814	$148,971	$(3,157)	(2)%
Midstream operations	2,016	—	2,016	NM
Corporate and other	(10,902)	(12,615)	1,713	14%
Adjusted EBITDA (c)	$136,928	$136,356	$572	—%

Interest expense	$(24,375)	$(22,090)	$(2,285)	(10)%
Interest expense - operating partnership	(20,341)	(18,047)	(2,294)	(13)%
Loss on extinguishment of debt	—	(20,901)	20,901	NM
NM - Not Meaningful

a)	Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes in each respective category.

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

The following table summarizes EBITDA, Adjusted EBITDA and Distributable cash flow attributable to common unitholders for the three months ended January 31, 2015 and 2014, respectively:

(amounts in thousands)
Three months ended January 31,	2015	2014
Net earnings attributable to Ferrellgas Partners, L.P.	$85,458	$60,464
Income tax expense	1,041	764
Interest expense	24,375	22,090
Depreciation and amortization expense	23,943	20,643
EBITDA	134,817	103,961
Loss on extinguishment of debt	—	20,901
Non-cash employee stock ownership plan compensation charge	3,788	3,636
Non-cash stock-based compensation charge	318	5,919
Loss on disposal of assets	1,414	1,337
Other expense (income), net	178	(57)
Change in fair value of contingent consideration	(4,500)	—
Net earnings attributable to noncontrolling interest	913	659
Adjusted EBITDA	136,928	136,356
Net cash interest expense (a)	(23,287)	(20,980)
Maintenance capital expenditures (b)	(4,624)	(4,446)
Cash paid for taxes	(6)	(178)
Proceeds from asset sales	1,312	1,165
Distributable cash flow to equity investors (c)	110,323	111,917
Distributable cash flow attributable to general partner and non-controlling interest	2,206	2,238
Distributable cash flow attributable to common unitholders (d)	108,117	109,679
Less: Distributions paid to common unitholders	41,359	39,573
Distributable cash flow surplus	$66,758	$70,106

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

Propane and related equipment sales

Propane sales volumes during the three months ended January 31, 2015 decreased 13% or 45.5 million gallons, from that of the prior year period primarily due to 34.5 million and 14.6 million of decreased gallon sales to retail and wholesale customers, respectively, partially offset by 3.6 million of acquisition related gallons.

Weather in the more highly concentrated geographic areas we serve for the three months ended January 31, 2015 was approximately 9% warmer than that of the prior year period and 4% warmer than normal. We believe retail and wholesale customer sales volumes decreased due to warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended January 31, 2015 averaged 53% and 62% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.60 and $1.29 per gallon during the three months ended January 31, 2015 and 2014, respectively, while the wholesale market price at Conway, Kansas averaged $0.60 and $1.58 per gallon during the three months ended January 31, 2015 and 2014, respectively.

We believe the effect of this significant decrease in the average wholesale market price of propane resulted in an increase in our gross margin per gallon. During this period of significantly lower prices, we earned a relatively greater gross margin per gallon as our ability to maintain sales price per gallon did not decline at the same rate as the corresponding decline in wholesale propane prices.

Revenues

Retail sales decreased $143.2 million compared to the prior year period. This decrease resulted primarily from a $78.9 million decrease in sales price per gallon and from a $73.0 million decrease in retail propane volumes, partially offset by a $8.7 million increase resulting from gallons gained through acquisitions completed during the last twelve months, each as discussed above.

Wholesale sales decreased $65.9 million compared to the prior year period. This decrease resulted primarily from $44.2 million of decreased sales price per gallon and a $21.7 million decrease resulting from decreased sales volumes.

Other gas sales decreased $19.4 million compared to the prior year period primarily due to $34.3 million of decreased sales price per gallon, partially offset by a $14.9 million increase resulting from greater sales volumes.

Other revenues increased $17.7 million compared to the prior year period, primarily due to the timing of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $7.8 million compared to the prior year period. This decrease resulted primarily from a $29.0 million decrease in propane sales volumes, as discussed above, partially offset by a $21.2 million increase in gross margin per gallon nationally, as discussed above.

Gross margin - Other

Gross margin decreased $1.6 million primarily due to a $1.8 million decrease in miscellaneous fees billed to customers.

Adjusted EBITDA

Adjusted EBITDA decreased $3.2 million primarily due to a $7.8 million decrease in "Gross margin - Propane and other gas liquid sales", and a $1.6 million decrease in Gross margin - Other, each as discussed above, partially offset by an $8.0 million decrease in "Operating expense". "Operating expense" decreased due to a $4.4 million decrease in personnel related costs, primarily due to the timing of performance-based incentive expenses, a $2.9 million decrease in vehicle fuel and other vehicle costs and a $1.8 million decrease in general liability and workers compensation costs, partially offset by $1.4 million of expense related to gallons gained through acquisitions completed during the last twelve months.

Midstream operations - Disposal wells

Our midstream operations began with our May 2014 acquisition of Sable, thus there are no comparable results for the three months ended January 31, 2015.

Revenues

Our midstream operations segment generated $7.2 million of skimming oil and salt water disposal revenues.

Gross margin

Our midstream operations segment generated $4.9 million of skimming oil and salt water gross margin.

Adjusted EBITDA

Our midstream operations segment Adjusted EBITDA of $2.0 million during three months ended January 31, 2015 was due to the $4.9 million of gross margin discussed above, partially offset by $2.9 million of operating expenses.

Consolidated

Operating income

"Operating income" increased $7.1 million compared to the prior year period primarily due to a $11.1 million decrease in "Operating expense" and a $5.6 million decrease in "General and administrative expense", partially offset by a $4.5 million decrease in total gross margin as discussed above and a $3.3 million increase in “Depreciation and amortization expense”.

"Operating expense" decreased $8.0 million due to decreased operating expenses in our propane and related equipment sales segment, as discussed above, $4.5 million due to a decrease in the fair value of contingent consideration related to our Midstream operations - Disposal wells segment and a $1.5 million decrease in non-cash stock based compensation charges, which were partially offset by $2.9 million of increased operating expenses in our Midstream operations - Disposal wells segment. “General and administrative expense” decreased primarily due to $4.1 million of decreased non-cash stock based compensation charges. “Depreciation and amortization expense” increased primarily due to assets acquired in our Midstream operations - Disposal well segment.

Distributable cash flow attributable to equity investors

Distributable cash flow attributable to equity investors decreased from $111.9 million in the prior period to $110.3 million in the current period primarily due to a $2.3 million increase in net cash interest expense paid.

Interest expense - consolidated

“Interest expense” increased $2.3 million primarily due to the issuance of new debt incurred to fund acquisitions and growth capital expenditures.

Interest expense - operating partnership

“Interest expense” increased $2.3 million primarily due to the issuance of new debt incurred to fund acquisitions and growth capital expenditures.

Loss on extinguishment of debt

During the three months ended January 31, 2014, we redeemed the outstanding principal amount on our $300.0 million 9.125% fixed rate senior notes due October 1, 2017, incurring a loss on extinguishment of debt of $20.9 million.

Six months ended January 31, 2015 compared to January 31, 2014

			Favorable
(amounts in thousands)			(Unfavorable)
Six months ended January 31,	2015	2014	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	340,143	372,181	(32,038)	(9)%
Wholesale – Sales to Resellers	143,245	161,701	(18,456)	(11)%
	483,388	533,882	(50,494)	(9)%
Midstream operations (barrels processed)	8,719	—	8,719	NM

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$635,204	$769,924	$(134,720)	(17)%
Wholesale – Sales to Resellers	245,738	318,240	(72,502)	(23)%
Other Gas Sales (a)	74,286	83,505	(9,219)	(11)%
Other	139,031	113,044	25,987	23%
Propane and related equipment revenues	1,094,259	1,284,713	(190,454)	(15)%
Midstream operations	15,069	—	15,069	NM
	$1,109,328	$1,284,713	$(175,385)	(14)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$278,206	$268,481	$9,725	4%
Wholesale – Sales to Resellers (a)	81,516	92,928	(11,412)	(12)%
Other	49,068	50,989	(1,921)	(4)%
Propane and related equipment gross margin	408,790	412,398	(3,608)	(1)%
Midstream operations (d)	10,882	—	10,882	NM
	$419,672	$412,398	$7,274	2%

Operating income	$102,647	$101,892	$755	1%

Adjusted EBITDA
Propane and related equipment	$187,448	$185,343	$2,105	1%
Midstream operations	5,199	—	5,199	NM
Corporate and other	(21,358)	(22,545)	1,187	5%
Adjusted EBITDA (c)	$171,289	$162,798	$8,491	5%

Interest expense	$(48,287)	$(44,183)	$(4,104)	(9)%
Interest expense - operating partnership	(40,219)	(36,096)	(4,123)	(11)%
Loss on extinguishment of debt	—	(21,202)	21,202	NM
NM - Not Meaningful

a)	Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes in each respective category.

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

The following table summarizes EBITDA, Adjusted EBITDA and Distributable cash flow attributable to common unitholders for the six months ended January 31, 2015 and 2014, respectively:

(amounts in thousands)
For the six months ended January 31,	2015	2014
Net earnings attributable to Ferrellgas Partners, L.P.	$52,583	$35,621
Income tax expense	531	714
Interest expense	48,287	44,183
Depreciation and amortization expense	47,252	40,858
EBITDA	148,653	121,376
Loss on extinguishment of debt	—	21,202
Non-cash employee stock ownership plan compensation charge	8,162	6,679
Non-cash stock-based compensation charge	16,430	10,350
Loss on disposal of assets	2,375	1,694
Other expense (income), net	627	(273)
Change in fair value of contingent consideration	(6,300)	—
Litigation accrual and related legal fees associated with a class action lawsuit	723	1,325
Net earnings attributable to noncontrolling interest	619	445
Adjusted EBITDA	171,289	162,798
Net cash interest expense (a)	(46,177)	(41,566)
Maintenance capital expenditures (b)	(9,712)	(8,583)
Cash paid for taxes	(266)	(178)
Proceeds from asset sales	2,729	2,482
Distributable cash flow to equity investors (c)	117,863	114,953
Distributable cash flow attributable to general partner and non-controlling interest	2,357	2,299
Distributable cash flow attributable to common unitholders (d)	115,506	112,654
Less: Distributions paid to common unitholders	82,715	79,109
Distributable cash flow surplus	$32,791	$33,545

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

Propane and related equipment sales

Propane sales volumes during the six months ended January 31, 2015 decreased 9% or 50.5 million gallons, from that of the prior year period primarily due to 37.7 million and 18.5 million of decreased gallon sales to retail and wholesale customers, respectively, partially offset by 5.7 million of acquisition related gallons.

Weather in the more highly concentrated geographic areas we serve for the six months ended January 31, 2015 was approximately 9% warmer than that of the prior year period and 7% warmer than normal. We believe retail and wholesale customer sales volumes decreased due to warmer weather.

Our wholesale sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the six months ended January 31, 2015 averaged 32% and 39% less than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $0.81 and $1.19 per gallon during the six months ended January 31, 2015 and 2014, respectively, while the wholesale market price at Conway, Kansas averaged $0.81 and $1.32 per gallon during the six months ended January 31, 2015 and 2014, respectively.

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

Revenues

Retail sales decreased $134.7 million compared to the prior year period. This decrease resulted primarily from a $79.1 million decrease in retail propane sales volumes and a $68.4 million decrease in sales price per gallon, partially offset by a $12.8 million increase resulting from gallons gained through acquisitions completed during the last twelve months, each as discussed above.

Wholesale sales decreased $72.5 million compared to the prior year period. This decrease resulted primarily from $46.2 million of decreased sales price per gallon and $26.4 million of decreased sales volumes.

     Other gas sales decreased $9.2 million compared to the prior year period primarily due to $38.3 million of decreased sales price per gallon, partially offset by $29.1 million of increased sales volumes.

Other revenues increased $26.0 million compared to the prior year period, primarily due to the timing of certain lower margin equipment sales.

Gross margin - Propane and other gas liquids sales

Gross margin decreased $1.7 million compared to the prior year period. This decrease resulted primarily from a $26.5 million decrease in propane sales volumes, as discussed above, partially offset by a $24.8 million increase in gross margin per gallon, as discussed above.

Gross margin - Other

Gross margin decreased $1.9 million primarily due to a $2.4 million decrease in miscellaneous fees billed to customers.

Adjusted EBITDA

Adjusted EBITDA increased $2.1 million primarily due to an $9.1 million decrease in "Operating expense", substantially offset by a $3.3 million increase in "Equipment lease expense", a $1.9 million decrease in Gross margin - Other, as discussed above, and a $1.7 million decrease in "Gross margin - Propane and other gas liquid sales", as discussed above. "Operating expense" decreased due to a $4.8 million decrease in general liability and workers compensation costs, a $3.9 million decrease in vehicle fuel and other vehicle costs, a $3.1 million decrease in personnel related costs, primarily due to the timing of performance-based incentive expenses, partially offset by $3.0 million of expense related to gallons gained through acquisitions completed during the last twelve months. "Equipment lease expense" increased $3.3 million due to an increase in the number of vehicles leased during the current year period.

Midstream operations - Disposal wells

Our midstream operations began with our May 2014 acquisition of Sable, thus there are no comparable results for the six months ended January 31, 2014.

Revenues

Our midstream operations segment generated $15.1 million of skimming oil and salt water disposal revenues.

Gross margin

Our midstream operations segment generated $10.9 million of skimming oil and salt water gross margin.

Adjusted EBITDA

Our midstream operations segment Adjusted EBITDA of $5.2 million during the six months ended January 31, 2015 was due to the $10.9 million of gross margin discussed above, partially offset by $5.7 million of operating expenses.

Consolidated

Operating income

"Operating income" increased $0.8 million compared to the prior year period primarily due to a $8.4 million decrease in "Operating expense" and  a $7.3 million increase in total gross margin, as discussed above, partially offset by $6.4 million increase in "Depreciation and amortization expense"  a $3.4 million increase in "General and administrative expense" and a $3.0 million increase in equipment lease expense, as discussed above.

"Operating expense" decreased $9.1 million primarily due to decreased operating expenses in our propane and related equipment sales segment, as discussed above, and $6.3 million due to a decrease in the fair value of contingent consideration related to our Midstream operations - Disposal well segment, which were partially offset by $5.7 million of increased operating expenses in our Midstream operations - Disposal wells segment and a $1.3 million increase in non-cash stock based compensation charges. “General and administrative expense” increased primarily due to $4.8 million of increased non-cash stock based compensation charges which were somewhat offset by the timing of performance-based incentive expenses . “Depreciation and amortization increased primarily due to assets acquired in our Midstream operations - Disposal well segment.

Distributable cash flow attributable to equity investors

Distributable cash flow attributable to equity investors increased from $115.0 million in the prior period to $117.9 million in the current period primarily due to the $5.2 million and $2.1 million increase in Adjusted EBITDA in midstream operations and propane and related equipment sales, respectively, both as discussed above. This increase was partially offset by a $4.6 million increase in net cash interest expense paid.

Interest expense - consolidated

“Interest expense” increased $4.1 million primarily due to a $6.8 million increase from the issuance of new debt incurred to fund acquisitions and growth capital expenditures, partially offset by a $3.2 million decrease due to lower rates on the new senior debt issued in fiscal 2014.

Interest expense - operating partnership

“Interest expense” increased $4.1 million primarily due to a $6.8 million increase from the issuance of new debt incurred to fund acquisitions and growth capital expenditures, partially offset by a $3.2 million decrease due to lower rates on the new senior debt issued in fiscal 2014.

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

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the twelve months ended January 31, 2015 to the twelve months ended October 31, 2014 is as follows (in thousands):

	Distributable Cash Flow	Changes in cash reserves approved by our General Partner	Cash distributions paid	DCF ratio
Six months ended January 31, 2015	$117,863	$(33,380)	$84,483
For the year ended July 31, 2014	190,497	(27,769)	162,728
Less: Six months ended January 31, 2014	114,953	(34,150)	80,803
Twelve months ended January 31, 2015	$193,407	$(26,999)	$166,408	1.16

Twelve months ended October 31, 2014	195,001	(30,416)	164,585	1.18

Increase (decrease)	$(1,594)	$3,417	$1,823	(0.02)

For the twelve months ended January 31, 2015 distributable cash flow decreased $1.6 million and cash distributions paid increased $1.8 million primarily due to the issuance of 3.6 million common units during the twelve months ended January 31, 2015. These changes resulted in a decrease in our distribution coverage ratio to 116% for the twelve months ended January 31, 2015 as compared to 118% for the twelve months ended October 31, 2014. The changes in cash reserves of $27.0 million and $30.4 million in the twelve months ended January 31, 2015 and October 31, 2014, respectively, were established to meet future anticipated expenditures.

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

A quarterly distribution of $0.50 will be paid on March 17, 2015 to all common units that were outstanding on March 10, 2015. This represents the eighty-second consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of January 31, 2015, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2015. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of March 2, 2015, these two registrants collectively had $658.0 million available under this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $500.0 million in common units to fund acquisitions; as of March 2, 2015, Ferrellgas Partners had $500.0 million available under this shelf registration statement.

Operating Activities

Net cash provided by operating activities was $13.7 million for the six months ended January 31, 2015, compared to net cash used in operating activities of $70.2 million for the six months ended January 31, 2014. This increase in cash provided by operating activities was primarily due to a $78.3 million decrease in working capital requirements and a $17.4 million increase in cash flow from operations which was somewhat offset by a $11.8 million increase in other assets, net, used to fund margin deposits made toward price risk management activities.

The decrease in working capital requirements was primarily due to a $131.1 million decrease in accounts receivable resulting primarily from the decrease in the wholesale price of propane as well as the timing of billing and collections on accounts receivable and a $32.2 million decrease in inventory from the decrease in the wholesale price of propane as well as the timing of inventory purchases and a $3.9 million decrease in accrued interest expense due to the timing of interest payments. These decreases in working capital requirements were partially offset by a $55.3 million decrease in accounts payable resulting primarily from the decrease in the wholesale price of propane as well as from the timing of purchases and disbursements, a $28.3 million increase in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities and a $5.3 million decrease in other current liabilities, primarily due to the timing of payments and collections of customer deposits.

The increase in cash flow from operations is primarily due to a $14.7 million decrease in "Loss on extinguishment of debt, a $9.0 million increase in “Gross margin – Other,” as discussed above and a $3.4 million decrease in "Operating expense" partially offset by a $4.1 million increase in "Interest expense", a $3.0 million increase in "Equipment lease expense" and a $1.7 million of decreased “Gross margin – Propane and other gas liquid sales”, as discussed above.

The operating partnership

Net cash provided by operating activities was $21.6 million for the six months ended January 31, 2015, compared to net cash used in operating activities of $62.4 million for the six months ended January 31, 2014. This increase in cash provided by operating activities was primarily due to a $78.3 million decrease in working capital requirements and a $17.5 million increase in cash flow from operations which was somewhat offset by a $11.8 million increase in other assets, net, used to fund margin deposits made toward price risk management activities.

The decrease in working capital requirements was primarily due to a $131.1 million decrease in accounts receivable resulting primarily from the decrease in the wholesale price of propane as well as the timing of billing and collections on accounts receivable and a $32.2 million decrease in inventory from the decrease in the wholesale price of propane as well as the timing of inventory purchases and a $3.9 million decrease in accrued interest expense due to the timing of interest payments. These decreases in working capital requirements were partially offset by a $55.3 million decrease in accounts payable resulting primarily from the decrease in the wholesale price of propane as well as from the timing of purchases and disbursements, a $28.3 million increase in prepaid expenses and other current assets primarily due to margin deposits made toward price risk management activities and a $5.3 million decrease in other current liabilities, primarily due to the timing of payments and collections of customer deposits.

The increase in cash flow from operations is primarily due to a $14.7 million decrease in "Loss on extinguishment of debt, a $9.0 million increase in “Gross margin – Other,” as discussed above and a $3.5 million decrease in "Operating expense" partially offset by a $4.1 million increase in "Interest expense", a $3.0 million increase in "Equipment lease expense" and a $1.7 million of decreased “Gross margin – Propane and other gas liquid sales”, as discussed above.

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

Net cash used in investing activities was $95.3 million for the six months ended January 31, 2015, compared to net cash used in investing activities of $25.6 million for the six months ended January 31, 2014. This increase in net cash used in investing activities is due to an increase of $63.4 million in "Business acquisitions, net of cash acquired" and a $6.5 million increase in "Capital expenditures".

The increase in "Capital expenditures" is primarily due to the timing of $2.6 million in Propane and related equipment sales growth and maintenance capital expenditures and $3.3 million of Midstream operations growth and maintenance projects.

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

Financing Activities

Net cash provided by financing activities was $85.7 million for the six months ended January 31, 2015, compared to net cash provided by financing activities of $107.8 million for the six months ended January 31, 2014. This decrease in net cash provided by financing activities was primarily due to a $72.1 million decrease in net credit facility and accounts receivable short term borrowings due to the decrease in working capital requirements resulting from the decrease in the wholesale cost of propane, partially offset by $42.0 million in proceeds from equity offerings, which was primarily used to fund acquisitions during the period and a $7.3 million decrease in cash paid for financing costs.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $83.6 million during the six months ended January 31, 2015 in connection with the distributions declared for the three months ended October 31, 2014 and July 31, 2014. The quarterly distribution on all common units and the related general partner distribution for the three months ended January 31, 2015 of $41.8 million are expected to be paid on March 17, 2015 to holders of record on March 10, 2015.

Secured credit facility

As of January 31, 2015, we had total borrowings outstanding under our secured credit facility of $239.2 million, of which $171.8 million was classified as long-term debt. Additionally, Ferrellgas had $292.7 million and $350.4 million of available borrowing capacity under our secured credit facility as of January 31, 2015 and July 31, 2014, respectively.

Borrowings outstanding at January 31, 2015 under the secured credit facility had a weighted average interest rate of 3.2%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of January 31, 2015, the federal funds rate and Bank of America’s prime rate were 0.11% and 3.25%, respectively. As of January 31, 2015, the one-month and three-month Eurodollar Rates were 0.19% and 0.30%, respectively.

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

Letters of credit outstanding at January 31, 2015 totaled $68.1 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At January 31, 2015, we had remaining letter of credit capacity of $131.9 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of January 31, 2015, the rate was 2.50%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

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

Cash flows from our accounts receivable securitization facility decreased $53.0 million. We received net funding of $84.0 million from this facility during the six months ended January 31, 2015 as compared to receiving net funding of $137.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of January 31, 2015, we had received cash proceeds of $175.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of January 31, 2015, the weighted average interest rate was 2.0%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

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

Distributions

The operating partnership paid cash distributions of $92.3 million and $88.7 million during the six months ended January 31, 2015 and 2014, respectively. The operating partnership expects to pay cash distributions of $42.2 million on March 17, 2015.

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

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $124.9 million for the six months ended January 31, 2015, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the six months ended
	January 31, 2015	January 31, 2015
Ferrell Companies (1)	22,529,361	$22,530
FCI Trading Corp. (2)	195,686	196
Ferrell Propane, Inc. (3)	51,204	52
James E. Ferrell (4)	4,358,475	4,358

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman of the Board of Directors of our general partner and a former employee.

During the six months ended January 31, 2015, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.8 million.

On March 17, 2015, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $11.3 million, $0.1 million, $26 thousand, $2.2 million and $0.8 million, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the six months ended January 31, 2015. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2015 and July 31, 2014, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $9.5 million and $9.0 million as of January 31, 2015 and July 31, 2014, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective.

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

Interest rate risk

At January 31, 2015, we had $414.2 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $4.1 million for the twelve months ending January 31, 2016. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

We have the following interest rate swaps outstanding as of January 31, 2015, all of which are designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of three years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $1.4 million on the $140.0 million swap and ($0.7 million) on the $175.0 million swap for the twelve months ending January 31, 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of January 31, 2015, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended January 31, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have also been named as a defendant, along with a competitor, in putative class action lawsuits filed in multiple jurisdictions. The complaints, filed on behalf of direct and indirect customers of our tank exchange business, reference the FTC complaint mentioned above.  The lawsuits allege that we and a competitor coordinated in 2008 to reduce the fill level in barbeque cylinders and combined to persuade a common customer to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The lawsuits seek treble damages, attorneys’ fees, injunctive relief and costs on behalf of the putative class.  These lawsuits have been consolidated into one case by a multidistrict litigation panel. We believe we have strong defenses to the claims and intend to vigorously defend against the consolidated case.  We do not believe loss is probable or reasonably estimable at this time related to the putative class action lawsuit.

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

		10.22
Agreement and Release dated as of January 27, 2015 by and between Ferrellgas, Inc. as the company and J. Ryan VanWinkle as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 28, 2015.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 11, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	March 11, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	March 11, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Senior Vice President; Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	March 11, 2015	By	/s/ Alan C. Heitmann
Alan C. Heitmann
Chief Financial Officer and Sole Director

E-3